Form 10-Q
period 1996-06-30
BLACK BOX CORP
filed 1996-08-09
CIK 849547

                                                              1997 First Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                          COMMISSION FILE NO. 0-18706

                             BLACK BOX CORPORATION

             (Exact name of registrant as specified in its charter)

            Delaware                                     95-3086563
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                                1000 Park Drive
                          Lawrence, Pennsylvania 15055
                    (Address of principal executive offices)

                                  412-746-5500

               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  X                              NO
                        ----                                ----
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                     YES  X                              NO
                        ----                               ----
The number of shares outstanding of the Registrant's common stock, $.001 par value, as of August 1, 1996 was 16,361,820 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             BLACK BOX CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      (In thousands, except share amounts)


                                                                                      June 30,              March 31,
                                                                                        1996                  1996
                                                                                  ---------------       --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $   2,171               $  1,924
  Accounts receivable, net of allowance for doubtful
   accounts of $2,460 and $2,407, respectively                                          34,508                 34,804
  Inventories, net                                                                      20,522                 18,781
  Other current assets                                                                   6,298                  7,333
                                                                                     ---------              ---------
      Total current assets                                                              63,499                 62,842

Property, plant and equipment, net of accumulated depreciation
  of $9,939 and $9,623, respectively                                                    12,283                 12,299
Intangibles, net of accumulated amortization of $18,339
  and $17,396, respectively                                                             78,015                 78,958
Other assets                                                                             1,448                  1,445
                                                                                     ---------               --------
      Total assets                                                                    $155,245               $155,544
                                                                                     =========               ========

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt                                                                        $  8,733               $  8,184
  Accounts payable                                                                      10,400                 12,580
  Accrued expenses                                                                      11,883                 12,029
                                                                                      --------               --------
      Total current liabilities                                                         31,016                 32,793

Long-term debt                                                                          37,541                 41,142
Other liabilities                                                                       13,973                 14,468

Stockholders' equity:
  Preferred stock authorized 5,000,000; par value $1.00;
   none issued and outstanding
  Common stock authorized 20,000,000; par value $.001; issued
   and outstanding 16,358,154 and 16,302,254, respectively                                  16                     16
  Additional paid-in capital                                                            26,577                 25,904
  Retained earnings                                                                     47,414                 42,209
  Cumulative foreign currency translation adjustments                                   (1,292)                  (988)
                                                                                      --------               --------
      Total stockholders' equity                                                        72,715                 67,141
                                                                                      --------               --------
      Total liabilities and stockholders' equity                                      $155,245               $155,544
                                                                                      ========               ========

                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                                         Three month period ended
                                                                                                 June 30,

                                                                                          1996                  1995
                                                                                      ----------            ---------
Revenues                                                                                 $52,855              $44,481
  Cost of sales                                                                           24,418               19,397
                                                                                         -------              -------
Gross profit                                                                              28,437               25,084

  Selling, general and administrative expenses                                            17,195               15,552
  Intangibles amortization                                                                   945                  941
                                                                                         -------              -------
Operating income                                                                          10,297                8,591

  Interest expense, net                                                                    1,131                1,586
  Other (income)/expenses, net                                                              (128)                  11
                                                                                         -------              -------
Income before income taxes                                                                 9,294                6,994
  Provision for income taxes                                                               4,089                3,077
                                                                                         -------              -------
Net income                                                                               $ 5,205              $ 3,077
                                                                                         =======              =======

Earnings per share                                                                       $  0.31              $  0.24
                                                                                         =======              =======
Weighted average common and common equivalent shares                                      17,016               16,653
                                                                                         =======              =======



                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                     CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Dollars in thousands)


                                    Common Stock               Additional
                                --------------------             Paid-in            Retained         Translation
                                Shares         Amount            Capital            Earnings          Adjustment       Total
                                ------         ------           --------            --------          ---------        -----

Balance at March 31, 1995      16,061,557        $16              $23,169             $23,931            $    (1)      $47,115

  Net income for the year
   ended March 31, 1996                           --                   --              18,278                --         18,278
  Exercise of options             240,697         --                2,057                 --                 --          2,057
  Tax benefit from exercised
   options                           --           --                  678                 --                 --            678
  Foreign currency translation
   adjustments                       --           --                 --                   --                 (987)        (987)
                               ----------        ---            ---------              ------              ------      -------

Balance at March 31, 1996      16,302,254         16               25,904              42,209                (988)      67,141

 Net income for the three
  month period ended
   June 30, 1996                     --          --                   --                5,205                --          5,205
 Exercise of options               55,900        --                   488                --                  --            488
 Tax benefit from exercised
  options                           --           --                   185                --                  --            185
 Foreign currency translation
  adjustments                       --           --                   --                 --                  (304)        (304)
                               ----------        ---              -------             -------             -------      -------
Balance at June 30, 1996       16,358,154        $16              $26,577             $47,414             $(1,292)     $72,715
                               ==========        ===              =======             =======             =======      =======


                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                                         Three month period ended
                                                                                                 June 30,

                                                                                          1996                 1995
                                                                                       ---------             --------
Cash flows from operating activities:

       Net income                                                                      $  5,205              $3,917
       Adjustments to reconcile net income to cash provided
         by operating activities:
           Intangibles amortization                                                         945                  941
           Depreciation                                                                     557                  539
           Joint venture income                                                             (21)                 (45)
       Changes in working capital items:
           Account receivable, net                                                          296                1,054
           Inventories, net                                                              (1,722)                (941)
           Other current assets                                                           1,032               (2,313)
           Accounts payable                                                              (2,180)                 394
           Accrued expenses                                                                (446)              (3,340)
                                                                                       --------              -------
       Cash provided by operating activities                                              3,666                  206
                                                                                       --------              -------

Cash flows from investing activities:

           Capital expenditures                                                            (541)                (649)
                                                                                       --------              -------
       Cash used in investing activities                                                   (541)                (649)
                                                                                       --------              -------

Cash flows from financing activities:
           Repayment of borrowings                                                      (21,400)              (8,996)
           Proceeds from borrowings                                                      18,348                9,500
           Proceeds from exercise of options                                                478                  459
                                                                                       --------              -------
       Cash (used in)/provided by financing activities                                   (2,574)                 963
                                                                                       --------              -------

Foreign currency translation adjustment                                                    (304)                 (66)
                                                                                       --------              -------

Increase in cash and cash equivalents                                                       247                  454
Cash and cash equivalents at beginning of period                                          1,924                2,546
                                                                                       --------              -------

 Cash and cash equivalents at end of period                                            $  2,171               $3,000
                                                                                       ========               ======


                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per-share amounts)

NOTE 1 - BASIS OF PRESENTATION

         The Financial Statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K which was filed for the fiscal year ended March 31, 1996.

NOTE 2 - FISCAL YEARS AND INTERIM PERIODS

         The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest March 31. Each fiscal quarter consists of 13 weeks. The last quarter is adjusted for those years which have 53 weeks. The ending dates for the periods ended June 30, 1996, March 31, 1996 and June 30, 1995 were actually June 30, 1996, March 31, 1996 and July 2, 1995, respectively.

NOTE 3 - INVENTORIES

         Inventories are stated at the lower of cost or market (first-in, first-out method) or market. The net inventory balances are as follows:

                                                               June 30,                   March 31
                                                                 1996                       1996
                                                               --------                   --------
         Raw materials                                          $ 1,451                   $ 1,440
         Work-in-process                                             47                         8
         Finished goods                                          20,772                    18,981
         Inventory reserve                                       (1,748)                   (1,648)
                                                                -------                   -------
         Inventory, net                                         $20,522                   $18,781
                                                                -------                   -------


NOTE 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

         In the first quarter of Fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As allowable under SFAS No. 123, the Company has elected to disclose in the notes to the financial statements the impact on net income and net income per share as if the fair value based compensation cost had been recognized. The Company will reflect this disclosure in the notes to the March 31, 1997 fiscal year end consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

GENERAL

         The table below should be read in conjunction with the following discussion (percentages are based on total revenues).

                                                              Three month period ended June 30
                                                        1996                                   1995
Revenues                                               $52,855                              $44,481
                                                       =======                              =======

Revenues:

     North America                                        56.4%                                60.5%
     International                                        43.6                                 39.5
                                                       -------                              -------
           Total                                         100.0                                100.0
Cost of sales                                             46.2                                 43.6
                                                       -------                              -------
     Gross profit                                         53.8                                 56.4
Selling, general and
  administrative expenses                                 32.5                                 35.0
                                                       -------                              -------
     Operating income

     before amortization                                  21.3                                 21.4
Intangibles amortization                                   1.8                                  2.1
                                                       -------                              -------
     Operating income                                     19.5%                                19.3%
                                                       -------                              -------


RESULTS OF OPERATIONS

         Revenues for the three months ended June 30, 1996 ("First Quarter 1997") were $52,855, an increase of $8,374, or 18.8%, over the three months ended June 30, 1995, ("First Quarter 1996") revenues of $44,481. Revenues from International operations were $23,032, an increase of $5,450, or 31.0%, over First Quarter 1996 International revenues of $17,582. If exchange rates had remained constant from First Quarter 1996, International revenues would have increased $7,833 or 45.1%. International revenues accounted for 43.6% of First Quarter 1997 total revenues, up from 39.5% of total revenues in First Quarter 1996. On a percentage basis and at constant exchange rates, all international subsidiaries experienced double digit revenue growth over the comparable period from last year. Revenues from North America were $29,823, an increase of $2,924, or 10.9%, over First Quarter 1996 revenues of $26,899. North American revenue growth was principally the result of new product introductions over the last 15 months.

         Gross profit in First Quarter 1997 increased to $28,437, or 53.8% of revenues, from $25,084, or 56.4% of revenues, in First Quarter 1996. The dollar increase was primarily due to increased volumes. The change in gross profit margin is due to the revaluing of intercompany receivable amounts denominated in currencies other than the U.S. dollar. The decrease in margin is primarily due to the strengthening of the U.S. dollar against the Japanese Yen in First Quarter 1997 compared to First Quarter 1996.

         Selling, general and administrative ("SG&A") expenses in First Quarter 1997 were $17,195, or 32.5% of revenues, an increase of $1,643 over SG&A expenses of $15,552, or 35.0% of revenues, in First Quarter 1996. SG&A decreased as a percentage of revenues as the Company was able to leverage its existing support structure. The dollar increase relates to additional marketing and personnel costs at international locations.

         Operating income before amortization in First Quarter 1997 increased to $11,242, or 21.3% of revenues, from $9,532, or 21.4% of revenues, in First Quarter 1996, as a result of higher revenues and gross profit partially offset by higher SG&A expenses. Operating income in First Quarter 1997 increased to $10,297, or 19.5% of revenues, from $8,591, or 19.3% of revenues, in First Quarter 1996.

         Net interest expense in First Quarter 1997 declined to $1,131 from $1,586 in First Quarter 1996 as a result of lower average borrowings and lower average interest rates.

         The estimated annual effective income tax rate of 44.0% for Fiscal 1997 is higher than the U.S. statutory rate of 35.0% primarily due to state income taxes and the unfavorable impact of non-deductible intangibles amortization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to meet all of its cash requirements through cash flow from operations. During First Quarter 1997, cash flow from operations after investing activities of $3,125 enabled the Company to reduce debt by $3,052. As of June 30, 1996, the Company had $2,171 in cash and cash equivalents, working capital of $32,483 and long-term debt of $37,541.

         The Company's long-term debt at June 30, 1996 was comprised of $21,400 under the Mellon Credit Agreement, $16,000 of Senior Notes, and $141 of various other loans. The weighted average interest rate on all indebtedness of the Company as of June 30, 1996 was approximately 8.2% compared to 8.6% as of June 30, 1995. In addition, at June 30, 1996, the Company had $17,298 of additional funds available under the Mellon Credit Agreement.

         The Company has entered into, on a selective basis, forward exchange contracts to reduce foreign currency exposure related to certain intercompany inventory transactions. At June 30, 1996, the open foreign exchange contracts were exclusively in Yen. The value of such open contracts was approximately $5,642. The effect of these contracts on net income for the three month period ended June 30, 1996 was not material.

         The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future. This statement is made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as there are important factors that could cause the actual results to differ materially from those in the forward-looking statement. Such factors include significant changes in worldwide competition or the occurrence of significant downward economic conditions in several of the large countries in which the company operates.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS.

               Exhibit 27  Financial Data Schedule

         (b)   REPORTS ON FORM 8-K.

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BLACK BOX CORPORATION

                                        By: /s/ FREDERICK C. YOUNG
                                            ------------------------
                                                Frederick C. Young
                                                Vice President and Chief
                                                Financial Officer
                                                August 1, 1996