Form 10-Q
period 1996-09-30
BLACK BOX CORP
filed 1996-11-13
CIK 849547

                                                             1997 Second Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

                 YES  X                         NO ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                 YES  X                         NO ___

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of November 1, 1996 was 16,450,481 shares.

                          PART I FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                             BLACK BOX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      (In thousands, except share amounts)

                                                                              September 30,           March 31,
ASSETS                                                                            1996                  1996
                                                                              -------------           ---------
Current assets:
       Cash and cash equivalents                                                $  2,232              $  1,924
       Accounts receivable, net of allowance for doubtful
             accounts of $2,608 and $2,407, respectively                          36,813                34,804
       Inventories, net                                                           22,913                18,781
       Other current assets                                                        7,343                 7,333
                                                                                --------              --------
                                Total current assets                              69,301                62,842

Property, plant and equipment, net of accumulated depreciation
       of $10,425 and $9,623, respectively                                        12,213                12,299
 Intangibles, net of accumulated amortization of $19,284 AND
       $17,396, respectively                                                      77,070                78,958
Other assets                                                                       1,540                 1,445
                                                                                --------              --------
                                Total assets                                    $160,124              $155,544
                                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                             $  8,421              $  8,184
       Accounts payable                                                           14,752                12,580
       Accrued expenses                                                           10,335                10,081
       Accrued income taxes                                                        3,689                 1,948
                                                                                --------              --------
                                Total current liabilities                         37,197                32,793

Long-term debt                                                                    30,540                41,142
Other liabilities                                                                 13,834                14,468

Stockholders' equity:
       Common stock authorized 20,000,000; par value $.001; issued
         and outstanding 16,365,152 and 16,302,254, respectively                      16                    16
       Additional paid-in capital                                                 26,747                25,904
       Retained earnings                                                          53,240                42,209
       Cumulative foreign currency translation adjustments                        (1,450)                 (988)
                                                                                --------              --------
                                Total stockholders' equity                        78,553                67,141
                                                                                --------              --------
                                Total liabilities and stockholders' equity      $160,124              $155,544
                                                                                ========              ========

                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)

                                             Three month period ended              Six month period ended
                                                   September 30,                        September 30,
                                              1996             1995                 1996            1995
                                             -------          -------             --------         -------
Revenues                                     $56,165          $46,457             $109,020         $90,938
        Cost of sales                         26,059           21,176               50,477          40,573
                                             -------          -------             --------         -------

Gross profit                                  30,106           25,281               58,543          50,365

        Selling, general and
             administrative expenses          18,086           15,543               35,281          31,095
        Intangibles amortization                 945              893                1,890           1,834
                                             -------          -------             --------         -------

Operating income                              11,075            8,845               21,372          17,436

        Interest expense, net                  1,047            1,419                2,178           3,005
        Other income, net                        (22)            (182)                (150)           (171)
                                             -------          -------             --------         -------

Income before income taxes                    10,050            7,608               19,344          14,602

        Provision for income taxes             4,225            3,346                8,313           6,423
                                             -------          -------             --------         -------

Net income                                   $ 5,825          $ 4,262             $ 11,031         $ 8,179
                                             =======          =======             ========         =======

Earnings per share                           $  0.34          $  0.26             $   0.64         $  0.49
                                             =======          =======             ========         =======

Weighted average common and
        common equivalent shares              17,293           16,689               17,161          16,691
                                             =======          =======             ========         =======


                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Dollars in thousands)

                                              Common Stock          Additional
                                          ---------------------      Paid-in       Retained     Translation
                                            Shares       Amount      Capital       Earnings     Adjustment          Total
                                          ----------     ------      -------       --------     -----------        -------
Balance at March 31, 1995                 16,061,557       $16       $23,169        $23,931       $    (1)         $47,115

Net income for the year
        ended March 31, 1996                               --            --          18,278           --            18,278
    Exercise of options                      240,697       --          2,057            --            --             2,057
    Tax benefit from exercised options           --        --            678            --            --               678
    Foreign currency translation                                                                                       --
       adjustments                               --        --            --             --           (987)            (987)
                                          ----------       ---       -------        -------       -------          -------

Balance at March 31, 1996                 16,302,254        16        25,904         42,209          (988)          67,141

    Net income for the six month
       period ended September 30, 1996           --        --            --          11,031           --            11,031
    Exercise of options                       62,898       --            576            --            --               576
    Tax benefit from exercised options           --        --            267            --            --               267
    Foreign currency translation                                                                                       --
       adjustments                               --        --            --             --           (462)            (462)
                                          ----------       ---       -------        -------       -------          -------

 Balance at September 30, 1996            16,365,152       $16       $26,747        $53,240       $(1,450)         $78,553
                                          ==========       ===       =======        =======       =======          =======


                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                             Six month period ended
                                                                                  September 30,
                                                                            1996                1995
                                                                          --------            --------
Cash flows from operating activities:
       Net income                                                         $ 11,031            $  8,179
       Adjustments to reconcile net income to cash provided
         by operating activities:
           Intangibles amortization                                          1,890               1,834
           Depreciation                                                      1,127               1,012
           Joint venture income                                                (46)               (110)
       Changes in working capital items:
           Account receivable, net                                          (2,009)             (1,491)
           Inventories, net                                                 (4,113)               (291)
           Other current assets                                                (81)             (1,961)
           Accounts payable                                                  2,172               3,037
           Accrued expenses                                                  1,629              (3,542)
                                                                          --------            --------
       Cash provided by operating activities                                11,600               6,667
                                                                          --------            --------

Cash flows from investing activities:
           Capital expenditures                                             (1,041)             (1,539)
           Dividend from joint venture                                         --                   54
                                                                          --------            --------
       Cash used in investing activities                                    (1,041)             (1,539)
                                                                          --------            --------

Cash flows from financing activities:
           Repayment of borrowings                                         (39,141)            (23,969)
           Proceeds from borrowings                                         28,776              18,852
           Proceeds from exercise of options                                   576                 550
                                                                          --------            --------
       Cash (used in)/provided by financing activities                      (9,789)             (4,567)
                                                                          --------            --------

Foreign currency translation adjustment                                       (462)                  4
                                                                          --------            --------

Increase in cash and cash equivalents                                          308                 565
Cash and cash equivalents at beginning of period                             1,924               2,546
                                                                          --------            --------

 Cash and cash equivalents at end of period                               $  2,232            $  3,111
                                                                          ========            ========


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

NOTE 2 - FISCAL YEARS AND INTERIM PERIODS

         The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest March 31. Each fiscal quarter consists of 13 weeks. The last quarter is adjusted for those years which have 53 weeks. The ending dates for the periods ended September 30, 1996, March 31, 1996 and September 30, 1995 were actually September 29, 1996, March 31, 1996 and October 1, 1995, respectively.

NOTE 3 - INVENTORIES

         Inventories are stated at the lower of cost or market (first-in, first-out method) or market. The net inventory balances are as follows:

                                 September 30,       March 31
                                     1996              1996
                                     ----              ----
         Raw materials              $ 1,569          $ 1,440
         Work-in-process                 24                8
         Finished goods              23,243           18,981
         Inventory reserve           (1,923)          (1,648)
                                    -------          -------
         Inventory, net             $22,913          $18,781
                                    =======          =======


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

GENERAL

         The table below should be read in conjunction with the following discussion (percentages are based on total revenues).

                                  Three month period               Six month period ended
                                  ended September 30                    September 30
                               -------------------------         --------------------------
                                 1996             1995             1996              1995
                                 ----             ----             ----              ----
Revenues                       $56,165           $46,457         $109,020           $90,938
                               =======           =======         ========           =======

Revenues:
     North America                56.8%             62.5%            56.6%             61.5%
     International                43.2              37.5             43.4              38.5
                               -------           -------         --------           -------
           Total                 100.0             100.0            100.0             100.0
Cost of sales                     46.4              45.6             46.3              44.6
                               -------           -------         --------           -------
     Gross profit                 53.6              54.4             53.7              55.4
Selling, general and
  administrative expenses         32.2              33.4             32.4              34.2
                               -------           -------         --------           -------
     Operating income
     before amortization          21.4              21.0             21.3              21.2
Intangibles amortization           1.7               2.0              1.7               2.0
                               -------           -------         --------           -------
     Operating income             19.7%             19.0%            19.6%             19.2%
                               =======           =======         ========           =======


RESULTS OF OPERATIONS

         Revenues for the three and six month periods ended September 30, 1996 increased 20.9% and 19.9% respectively over the comparable periods for the prior year, reflecting strong growth worldwide. For the three month period ended September 30, 1996 ("Second Quarter 1997"), revenues from International operations increased 39.3% over prior year and for the six month period ended September 30, 1996 increased 35.1% over prior year. If exchange rates had remained constant from the three month period ended September 30, 1995 ("Second Quarter 1996"), International revenues would have increased 47.1%. For the six month period ended September 30, 1996, International revenues would have increased 45.9% had exchange rates remained constant from the same period last year. On a percentage basis and at constant exchange rates, all international subsidiaries experienced double digit revenue growth over the comparable period from last year. Revenues from North America in Second Quarter 1997, increased 9.9% over Second Quarter 1996 revenues. For the six month period ended September 30, 1996, North American revenue was increased 10.4% over revenues for the same period last year. International and North American revenue growth for the quarter and year to date was driven primarily by the introduction of new products.

         Gross profit margin for the three and six month periods ended September 30, 1996 was 53.6% and 53.7% respectively, compared to 54.4% and 55.4% for the same periods last year. The dollar increase was primarily due to increased volumes. The decrease in gross profit margin is due to the revaluing of intercompany receivable amounts denominated in currencies other than the U.S. dollar, primarily resulting from the strengthening of the U.S. dollar against the Japanese Yen.

         Selling, general and administrative ("S,G&A") expense as a percentage of revenue for the three and six month periods ended September 30, 1996 was 32.2% and 32.4%, respectively, compared to 33.4% and 34.2% for the same periods last year. The dollar increase relates to additional marketing and personnel costs. S,G&A decreased as a percentage of revenues as the Company was able to leverage its existing support structure and improve the focus of its marketing expenditures.

         Operating income for the three and six month periods ended September 30, 1996 increased over the same periods for last year as a result of higher revenues and gross profit, partially offset by higher S,G&A expenses.

         Net interest expense for the three and six month periods ended September 30, 1996 increased over the same periods for last year as a result of lower average borrowings and lower average interest rates. Amortization expense has remained constant from prior year, decreasing as a percentage of revenues.


         The Company's estimated annual effective income tax rate is 42.5%, which is higher than the U.S. statutory rate of 35.0% primarily due to state income taxes and the unfavorable impact of non-deductible intangibles amortization. The effective tax rate for the three and six month periods ended September 30, 1996 differ from the annual effective rate as the Company revised its' estimate in Second Quarter Fiscal 1997, and is amortizing the adjustment to the first quarter tax provision to the three remaining quarters of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to meet all of its cash requirements through cash flow from operations. During first six months of Fiscal 1997, cash flow from operations after investing activities of $10,559 enabled the Company to reduce debt by $10,365. As of September 30, 1996, the Company had $2,232 in cash and cash equivalents, working capital of $32,104 and long-term debt of $30,540.

         The Company's long-term debt at September 30, 1996 was comprised of $14,400 under the Mellon Credit Agreement, $16,000 of Senior Notes, and $140 of various other loans. The weighted average interest rate on all indebtedness of the Company as of September 30, 1996 was approximately 8.3% compared to 8.4% as of September 30, 1995. In addition, at June 30, 1996, the Company had $24,300 of additional funds available under the Mellon Credit Agreement.

         The Company has entered into, on a selective basis, forward exchange contracts to reduce foreign currency exposure related to certain intercompany inventory transactions. At September 30, 1996, the open foreign exchange contracts were exclusively in Yen. The value of such open contracts was approximately $3,100. The effect of these contracts on net income for the three and six month periods ended September 30, 1996 was not material.

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

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 11, 1996, the Company held its annual meeting of stockholders. The four matters voted upon at the annual meeting were: (i) the election of directors; (ii) the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 1997; (iii) the amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan; and (iv) the amendment to Director Stock Option Plan to increase the number of shares authorized under the plan.

         Each of the Company's nominees for director was re-elected at the annual meeting. The total number of votes cast in the election of directors was 13,762,917. There were no broker non-votes in the election of directors.

         The appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 1996 was approved by the following vote:

           Shares         Shares
           voted           voted            Shares           Broker
            for           against         abstaining       non-votes
            ---           -------         ----------       ---------
         13,757,192        1,875             3,850             0

         The amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan was approved by the following vote:

           Shares         Shares
           voted           voted            Shares           Broker
            for           against         abstaining       non-votes
            ---           -------         ----------       ---------
         11,759,897      1,853,181          10,430             0

         The amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized under the plan was approved by the following vote:

           Shares         Shares
           voted           voted            Shares           Broker
            for           against         abstaining       non-votes
            ---           -------         ----------       ---------
         10,479,625      3,138,803          5,080              0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

                10.1   1992 Stock Option Plan (as amended on 8/12/96)

                10.2   1992 Directors Stock Option Plan (as amended on 8/12/96)

                27.0   Financial Data Schedules

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLACK BOX CORPORATION

                                          By: /s/ FREDERICK C. YOUNG
                                              ----------------------------
                                               Frederick C. Young
                                               Chief Operating Officer
                                               November 7, 1996