Form 10-Q
period 1996-12-31
BLACK BOX CORP
filed 1997-02-12
CIK 849547

                                                              1997 Third Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1996
                          Commission File No. 0-18706


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

                       Yes  X                  No
                          -----                   -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes  X                  No
                          -----                   -----

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of January 31, 1997 was 16,493,016 shares.

                          PART I FINANCIAL INFORMATION
Item  1.  Financial  Statements

                             BLACK BOX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                  (UNAUDITED)

                                                                                December 31,            March 31,
ASSETS                                                                              1996                  1996
                                                                               ---------------       --------------
Current assets:
       Cash and cash equivalents                                                  $  1,567             $  1,924
       Accounts receivable, net of allowance for doubtful
             accounts of $2,552 and $2,407, respectively                            36,279               34,804
       Inventories, net                                                             25,135               18,781
       Other current assets                                                          8,169                7,333
                                                                                  --------             --------
                                Total current assets                                71,150               62,842

Property, plant and equipment, net of accumulated depreciation
       of $11,076 and $9,623, respectively                                          12,300               12,299
 Intangibles, net of accumulated amortization of $20,219 and
       $17,396, respectively                                                        76,135               78,958
Other assets                                                                         1,548                1,445
                                                                                  --------             --------
                                Total assets                                      $161,133             $155,544
                                                                                  ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                               $  8,540             $  8,184
       Accounts payable                                                             12,923               12,580
       Accrued expenses                                                              9,765               10,081
       Accrued income taxes                                                          4,449                1,948
                                                                                  --------             --------
                                Total current liabilities                           35,677               32,793

Long-term debt                                                                      24,734               41,142
Other liabilities                                                                   12,580               14,468

Stockholders' equity:
       Common stock authorized 20,000,000; par value $.001; issued
         and outstanding 16,488,516 and 16,302,254, respectively                        16                   16
       Additional paid-in capital                                                   29,322               25,904
       Retained earnings                                                            59,350               42,209
       Cumulative foreign currency translation adjustments                            (546)                (988)
                                                                                  --------             --------
                                Total stockholders' equity                          88,142               67,141
                                                                                  --------             --------
                                Total liabilities and stockholders' equity        $161,133             $155,544
                                                                                  ========             ========


                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (UNAUDITED)


                                             Three month period ended              Nine month period ended
                                                    December 31,                          December 31,
                                              1996               1995               1996               1995
                                           -----------        -----------        -----------        ----------
Revenues                                    $57,657            $47,243            $166,677           $138,181
     Cost of sales                           27,037             21,066              77,514             61,639
                                            -------            -------            --------           --------

Gross profit                                 30,620             26,177              89,163             76,542

     Selling, general and
          administrative expenses            18,321             15,980              53,602             47,079
     Intangibles amortization                   945                894               2,835              2,728
                                            -------            -------            --------           --------

Operating income                             11,354              9,303              32,726             26,735

     Interest expense, net                      845              1,435               3,023              4,440
     Other income, net                          (26)              (126)               (176)              (301)
                                            -------            -------            --------           --------

Income before income taxes                   10,535              7,994              29,879             22,596

     Provision for income taxes               4,425              3,517              12,738              9,940
                                            -------            -------            --------           --------

Net income                                  $ 6,110            $ 4,477            $ 17,141           $ 12,656
                                            =======            =======            ========           ========


Earnings per share                          $  0.35            $  0.27            $   0.99           $   0.76
                                            =======            =======            ========           ========

Weighted average common and
     common equivalent shares                17,691             16,785              17,365             16,738
                                            =======            =======            ========           ========




                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                  Common Stock       Additional
                                               -------------------     Paid-in     Retained    Translation
                                                 Shares     Amount     Capital     Earnings     Adjustment      Total
                                               ----------   ------     -------     --------     ----------      -----
Balance at March 31, 1995                      16,061,557     $16      $23,169      $23,931      $  (1)        $47,115

    Net income for the year
       ended March 31, 1996                                     -            -       18,278           -         18,278
    Exercise of options                           240,697       -        2,057            -           -          2,057
    Tax benefit from exercised options                  -       -          678            -           -            678
    Foreign currency translation                                                                                     -
      adjustments                                       -       -            -            -       (987)           (987)
                                               ----------     ---      -------      -------      ------         -------

Balance at March 31, 1996                      16,302,254      16       25,904       42,209       (988)         67,141

    Net income for the nine month
      period ended December 31, 1996                    -       -            -       17,141          -          17,141
    Exercise of options                           186,262       -        2,251            -          -           2,251
    Tax benefit from exercised options                  -       -        1,167            -          -           1,167
    Foreign currency translation                                                                                     -
      adjustments                                       -       -            -            -        442             442
                                               ----------     ---      -------      -------      -----         -------

 Balance at December 31, 1996                  16,488,516     $16      $29,322      $59,350      $(546)        $88,142
                                               ==========     ===      =======      =======      =====         =======




                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                                         Nine month period ended
                                                                                              December 31,
                                                                                           1996           1995
                                                                                         --------       --------
Cash flows from operating activities:
       Net Income                                                                        $ 17,141      $ 12,656
       Adjustments to reconcile net income to cash provided
         by operating activities:
           Intangibles amortization                                                         2,835         2,728
           Depreciation                                                                     1,712         1,765
           Joint venture income                                                               (77)         (159)
       Changes in working capital items:
           Account receivable, net                                                         (1,475)       (1,657)
           Inventories, net                                                                (6,320)       (1,714)
           Other current assets                                                              (972)       (1,647)
           Accounts payable                                                                   343         2,512
           Accrued expenses                                                                   297        (3,049)
                                                                                         --------      --------
       Cash provided by operating activities                                               13,484        11,435
                                                                                         --------      --------

Cash flows from investing activities:
           Capital expenditures                                                            (1,713)       (1,964)
           Dividends from joint ventures                                                       64            54
                                                                                         --------      --------
       Cash used in investing activities                                                   (1,649)       (1,910)
                                                                                         --------      --------

Cash flows from financing activities:
           Repayment of borrowings                                                        (55,725)      (36,009)
           Proceeds from borrowings                                                        39,673        25,845
           Proceeds from exercise of options                                                3,418           916
                                                                                         --------      --------
       Cash used in financing activities                                                  (12,634)       (9,248)
                                                                                         --------      --------

Foreign currency translation adjustment                                                       442          (656)
                                                                                         --------      --------

Decrease in cash and cash equivalents                                                        (357)         (379)
Cash and cash equivalents at beginning of period                                            1,924         2,546
                                                                                         --------      --------

Cash and cash equivalents at end of period                                               $  1,567      $  2,167
                                                                                         ========      ========



                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (Dollars in thousands)

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


NOTE 2 - FISCAL YEARS AND INTERIM PERIODS

         The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest March 31. Each fiscal quarter consists of 13 weeks. The last quarter is adjusted for those years which have 53 weeks. The ending dates for the periods ended December 31, 1996, March 31, 1996 and December 31, 1995 were actually December 29, 1996, March 31, 1996 and December 31, 1995, respectively.


NOTE 3 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                                                December 31,         March 31,
                                                                    1996                1996
                                                                ------------         ---------
         Raw materials                                             $ 1,744           $ 1,440
         Work-in-process                                                22                 8
         Finished goods                                             24,970            18,981
         Inventory reserve                                          (1,601)           (1,648)
                                                                   -------           -------
         Inventory, net                                            $25,135           $18,781
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

GENERAL


         The table below should be read in conjunction with the following discussion (percentages are based on total revenues).


                                        Three month period ended December 31,    Nine month period ended December 31,
                                              1996                1995                 1996                 1995
                                        -----------------   ------------------   ------------------   -----------------
Revenues                                     $57,657             $47,243             $166,677              $138,181
                                             =======             =======             ========              ========
Revenues:
     North America                              52.5%               56.2%                55.2%                 59.7%
     International                              47.5                43.8                 44.8                  40.3
                                             -------             -------             --------              --------
           Total                               100.0               100.0                100.0                 100.0
Cost of sales                                   46.9                44.6                 46.5                  44.6
                                             -------             -------             --------              --------
     Gross profit                               53.1                55.4                 53.5                  55.4
Selling, general and
  administrative expenses                       31.8                33.8                 32.2                  34.1
                                             -------             -------             --------              --------
     Operating income
        before amortization                     21.3                21.6                 21.3                  21.3
Intangibles amortization                         1.6                 1.9                  1.7                   1.9
                                             -------             -------             --------              --------
     Operating income                           19.7%               19.7%                19.6%                 19.4%
                                             =======             =======             ========              ========


RESULTS OF OPERATIONS

         Revenues for the three and nine month periods ended December 31, 1996 increased 22.0% and 20.6% respectively over the comparable periods for the prior year, reflecting strong growth worldwide. For the three and nine month periods ended December 31, 1996, revenues from International operations increased 32.3% and 34.1%, respectively over the comparable periods last year. If exchange rates had remained constant from the three month period and the nine month period ended December 31, 1995, International revenues would have increased 37.5% and 42.3%, respectively. On a percentage basis and at constant exchange rates, all international subsidiaries experienced double digit revenue growth over the nine month period from last year. For the three and nine month periods ended December 31, 1996, revenues from North America increased 14.0% and 11.5%, respectively, over the same periods last year. International and North American revenue growth for the quarter and year-to-date was driven primarily by the introduction of new products.

         Gross profit margin for the three and nine month periods ended December 31, 1996 was 53.1% and 53.5% respectively, compared to 55.4% for both of the same periods last year. The dollar increase was primarily due to increased volumes. The decrease in gross profit margin is due to a change in product mix and the revaluing of intercompany receivable amounts denominated in currencies other than the U.S.

dollar. The revaluation of the intercompany receivables is primarily a result of the strengthening U.S. dollar against the Japanese Yen.

         Selling, general and administrative ("S,G&A") expense as a percentage of revenues for the three and nine month periods ended December 31, 1996 was 31.8% and 32.2% respectively, compared to 33.8% and 34.1% for the same periods last year. The dollar increase relates to additional marketing and personnel costs. S,G&A decreased as a percentage of revenues as the Company was able to leverage its existing support structure and improve the efficiency of its marketing expenditures.

         Operating income for the three and nine month periods ended
December 31, 1996 increased over the same periods for last year as a result of higher revenues and gross profit, partially offset by higher S,G&A expenses.

         Net interest expense for the three and nine month periods ended December 31, 1996 decreased over the same periods for last year as a result of lower average borrowings and lower average interest rates. Amortization expense has remained constant from prior year, decreasing as a percentage of revenues.

         The Company's estimated annual effective income tax rate is 42.5%, which is higher than the U.S. statutory rate of 35.0% primarily due to state income taxes and the unfavorable impact of non-deductible intangibles amortization. The effective tax rate for the three and nine month periods ended December 31, 1996 differs from the annual effective rate as the Company revised its estimate in Second Quarter Fiscal 1997, and is amortizing the adjustment of the first quarter tax provision to the remaining three quarters of the fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to meet all of its cash requirements through cash flow from operations. During the first nine months of Fiscal 1997, cash flow from operations after investing activities of $11,835 plus the proceeds from the exercise of stock options enabled the Company to reduce debt by $16,052. As of December 31, 1996, the Company had $1,567 in cash and cash equivalents, working capital of $35,473 and long-term debt of $24,734.

         The Company's long-term debt at December 31, 1996 was comprised of $8,600 under the Mellon Credit Agreement, $16,000 of Senior Notes, and $134 of various other loans. The weighted average interest rate on all indebtedness of the Company as of December 31, 1996 was approximately 8.3% compared to 8.4% as of December 31, 1995. In addition, at December 31, 1996, the Company had $1,297 of letters of credit outstanding and $30,103 of additional funds available under the Mellon Credit Agreement.

         The Company has entered into, on a selective basis, forward exchange contracts to reduce foreign currency exposure related to certain intercompany inventory transactions. At December 31, 1996, the open foreign exchange contracts were exclusively in Yen. The value of such open contracts was approximately $1,750. The effect of these contracts on net income for the three and nine month periods ended December 31, 1996 was not material.

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


                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.
           ---------

            10.1 Subscription Agreement and Plan of Acquisition of BBOX Holding Company by Black Box Corporation dated November 21, 1996.

            10.2 Modification of Note Purchase Agreements between Black Box-PA and Holders, dated November 21, 1996.

            10.3 Amendment to Guarantee Agreement between Black Box Corporation and Holders, dated November 21, 1996.

            10.4 Second Modification of Note Purchase Agreements between Black Box-PA and Holders, dated November 21, 1996.

            10.5 Holding Company Guarantee Agreement between BBOX Holding Company and Holders, dated November 21, 1996.

            10.6 Fourth Amendment to Credit Agreement between Black Box-PA and Mellon, dated November 21, 1996.

            10.7 Fifth Amendment to Credit Agreement between Black Box-PA and Mellon, dated November 21, 1996.

            10.8      Second Amendment to Guaranty and Suretyship
                      Agreement between Black Box Corporation and Mellon, dated November 21, 1996.

            10.9 Guaranty and Suretyship Agreement between BBOX Holding Company and Mellon, dated November 21, 1996.

            10.10 Amendment No. 3 to the Trademark License Agreement between BB Technologies, Inc. and Black Box-PA, dated as of July 1, 1995

            21        List of Subsidiaries

            27.0       Financial Data Schedules

     (b)   Reports on Form 8-K.
           --------------------

           None.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BLACK BOX CORPORATION


                                              By:  /s/ Frederick C. Young
                                                  -----------------------------
                                                       Frederick C. Young
                                                       Chief Operating Officer
                                                       February 12, 1997