Form 10-K405
period 1997-03-31
BLACK BOX CORP
filed 1997-06-27
CIK 849547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[   ] Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the transition period from ________ to ________.

                        Commission File Number: 0-18706
                             BLACK BOX CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                95-3086563
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

                  1000 Park Drive
              Lawrence, Pennsylvania                            15055
        (Address of principal executive offices)              (Zip Code)


        Registrant's telephone number, including area code: 412-765-5500

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                 Yes   X    No
                                     -----      -----

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes   X    No
                                     -----      -----

Aggregate market value of outstanding Common Stock, $.001 par value (the "Common Stock") held by non-affiliates of the Registrant at June 13, 1997, was $601,316,559 based on the closing sale price reported on The Nasdaq National Market for June 13, 1997. For purposes of this calculation only, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock at June 13, 1997, was 16,588,043.

                      Document Incorporated by Reference

Proxy Statement for 1997 Annual Meeting of Stockholders -- Part III

                                     PART I

ITEM 1 -- BUSINESS

GENERAL. Until June 3, 1994, Black Box Corporation (the "Company" or "Black Box"), operated through two independent subsidiaries, Black Box Corporation of Pennsylvania ("Black Box-PA") and MICOM Communications Corp. ("MICOM").

         On July 22, 1993, the Board of Directors of the Company approved in principle a plan to distribute all of the outstanding shares of MICOM Common Stock (the "Distribution") to all holders of the Company's outstanding Common Stock (the "MICOM Spin-off"). On May 10, 1994, the Company's Board of Directors formally approved the Distribution and declared a dividend payable to each holder of record at the close of business on May 20, 1994 (the "Record Date") of two shares of MICOM Common Stock for each three shares of the Company's Common Stock held by such holder on the Record Date. On June 3, 1994, the Distribution was effected. Accordingly the operating results of MICOM have been classified as discontinued operations for all periods presented.

OVERVIEW. Black Box is a leading worldwide direct marketer and technical service provider of computer communications and networking equipment and services. In Fiscal 1997, the Company mailed 8.1 million catalogs and direct marketing pieces in 11 languages to targeted customers including MIS and business professionals, purchasing agents and resellers. Black Box catalogs offer businesses in 77 countries access to more than 7,000 computer communications and networking products, the majority of which carry the BLACK BOX(R) private label. The Company sells to businesses of all sizes around the world, including the majority of the Fortune 500 companies in the U.S.

         Black Box differentiates itself from other direct marketers and distributors through its private label brand, BLACK BOX(R), and through unparalleled levels of technical support. The Black Box brand has earned a reputation for high quality and reliability since the Company was founded in 1976. Black Box complements its catalog mailings with over 100 technical support professionals, available seven days per week, 24 hours per day by phone, who are trained to understand complex computer communications problems and to recommend products which best meet customers' needs. Black Box's MIS and inventory management systems enable it to ship 90% of orders for stock products on the day they are received. The successful combination of cost-effective direct marketing and high value technical support has resulted in the Company's consistent growth in revenues and operating income and its level of customer satisfaction.

         To take advantage of the increased utilization of computer systems and networks around the world, Black Box has expanded its international presence significantly during the past few years. In Fiscal 1997, 47% of total revenues were generated outside of the U.S. and Canada. The Company operates subsidiaries in 15 countries including the United Kingdom, France, Japan, Brazil and in May 1995, it opened its newest subsidiary in Mexico. In addition, the Company has distributor arrangements in 65 other countries. The Company intends to selectively form additional international subsidiaries where there is sufficient demand and the proper business climate and to expand its arrangements with international distributors.

         Since its inception, the Company has experienced consistent growth in revenues and profitability due to continual (i) enhancement of its global direct marketing activities, (ii) expansion of its product offerings and (iii) expansion of its operations worldwide.

INDUSTRY BACKGROUND. The rapidly growing need to interconnect new and existing computer resources over local and geographically dispersed areas is creating an increased demand for computer communications and networking products. The development of new and often incompatible technologies has also made the task of creating and maintaining such systems increasingly complex. Manufacturers often do not provide sufficient technical advice or devices to connect or integrate their products with products of different manufacturers. Even sophisticated MIS staffs often require third party technical advice and a wide range of specialized computer communications and networking products to install and maintain computer systems. Black Box addresses these needs by providing its customers with a convenient and technically proficient means to purchase computer communications and networking solutions.

BUSINESS STRATEGY. Black Box's business strategy is to be a "one-stop shop" for organizations with simple to complex computer communications and networking needs who benefit from high levels of technical support and customer service. The Company believes that its combination of cost-effective direct marketing, technical support and customer service is the best method to sell into its markets. The Company's 20 years of experience in the industry have enabled it to compile an extensive database of active accounts and establish the BLACK BOX(R) private label brand as the premier line of computer communications and networking solutions. The success of this strategy is evidenced by the Company's record of consistent growth in revenues and operating income and its high rate of repeat customers. Keys to the Company's success include the following:

         Cost-Effective Direct Marketing. Because of the broad range of products sold, average order size of $620 in Fiscal 1997 and a geographically dispersed customer base, Black Box believes that its direct mail strategy is the most cost-effective and efficient way to sell products to both existing and prospective customers. The BLACK BOX(R) Catalog provides customers around the world access to a comprehensive range of computer communications and networking products, including complete technical specifications and recommended uses, and allows them to make technical decisions and purchases without leaving their offices. The Company believes that, in conjunction with the BLACK BOX(R) Catalog, its trained technical and customer support staffs can be a more effective sales tool than a more expensive traditional direct sales force.

         Unparalleled Technical Support. Black Box believes that its ability to provide in-depth technical support and prompt and efficient customer service is critical to its success. Black Box maintains a dedicated technical support staff, located in 14 different countries, that is available seven days per week, 24 hours a day to assist customers on product selection, service requirements, technical specifications and product compatibility both before and after purchase. The Company also has a dial-up automated fax-back service for customers who need written comprehensive application and technical product details.

         Proprietary Customer List. Over the past 20 years, the Company has built a proprietary mailing list containing approximately 1.4 million names representing nearly 650,000 buying sites. This database includes information on the past purchases of its customers. The Company routinely analyzes this data in an effort to enhance customer response and purchasing rates, increase average order size and ensure that targeted mailings reach specific customer groups. The Company believes that its proprietary list is a valuable asset that represents a significant competitive advantage and does not rent the list to other parties.

         Broad and Responsive Product Mix. The Black Box Catalogs offer over 7,000 products in 11 categories, the majority of which are BLACK BOX(R) private labeled. Black Box continuously refines its product mix based on information compiled from customers through the thousands of calls received daily to place orders, request technical assistance or develop custom products. Black Box also actively monitors communications industry technology and product developments to identify new product areas that respond to evolving customer needs. In Fiscal 1997, the Company introduced brand named products from leading manufacturers such as APC, 3Com, U.S. Robotics, Intel, Belden Cable, Cisco Systems, and Bay Network.

         Quality Products and Brand Name. BLACK BOX(R) is a widely recognized brand name associated with high quality products and knowledgeable customer support services. As a result, manufacturers of computer communications and networking products have sought to distribute their products under the BLACK BOX(R) private label to take advantage of this broad and cost-effective distribution channel. In 1994, Black Box received ISO9000 certification, becoming the first U.S. technical direct marketer to be so certified. In addition, the U.K., France, Japan, Brazil, Mexico, and Australia subsidiaries have also received the ISO certification. Rigorous quality control processes must be documented and practiced to earn and maintain ISO9000 certification, which is increasingly required of vendors (like Black Box) by the purchasing departments of many businesses around the world. Black Box guarantees all of its products by permitting customers to return or exchange them within the first 45 days. In addition, the Company provides warranties of at least one year and lifetime warranties with many products.

         In-Stock Availability and Rapid Order Fulfillment. The Company has developed an efficient inventory management and order fulfillment systems that allow more than 90% of stock orders received before midnight EST to be shipped that same day.

GROWTH STRATEGY. The principal components of Black Box's growth strategy include (i) enhanced global direct marketing activities, (ii) expanded product offerings and (iii) continued expansion worldwide.

         Enhanced Global Direct Marketing Activities. Black Box continues to make changes in its catalog design, improving product presentations, expanding technical information, and better use of eye-catching icons. In addition to the BLACK BOX(R) catalog, the Company also mails an interim New Product Supplement and, on a monthly basis, mini-catalogs featuring "hot new products" and specific product categories. These regular mailings enable the Company to introduce new products more quickly than its twice per year BLACK BOX(R) Catalog distributions, and serve as a more cost-effective method to prospect for new customers and maintain contact with existing customers.

         In addition to producing state-of-the-art color catalogs, the Company introduced the Black Box Basics Catalog in Fiscal 1996, aimed at the small business and home office user. In September 1995, the Company launched its monthly subscription technical newsletter, Connectivity NEWS(sm) that includes technical tips and application notes and discusses technology trends.

         Expanded Product Offerings. The Company serves markets which are growing rapidly and new products are continuously developed as a result of technological advances. In response to this dynamic environment, Black Box continues to broaden its existing product lines by offering line extensions and new technologies. In Fiscal 1997, the Company introduced over 1,200 new products.

         Expansion Worldwide. In Fiscal 1997, Black Box's revenues outside the U.S. and Canada were $110.0 million, or 47% of total revenues. New technologies have typically been introduced and widely accepted in the United States before reaching many foreign countries. Consequently, Black Box believes that the international market for its products will continue to grow more rapidly than the U.S. market. Black Box currently distributes products in 77 countries through 13 subsidiaries, one joint venture and a network of third-party distributors. During Fiscal 1997, the Company acquired its joint venture partner's 50% interest in Black Box Australia subsidiary.

CUSTOMERS. Black Box customers range from small organizations to many of the world's largest corporations and include educational institutions and federal, state and local governments. While Black Box's customers include the majority of the Fortune 1,000 companies, Black Box estimates that the majority of its active customers were non-Fortune 1,000 businesses. Many small and mid-sized companies lack the in-house expertise to evaluate and maintain increasingly complex computer systems and thus rely on Black Box's technical expertise, both before and after making purchases. Larger customers find the BLACK BOX(R) Catalog to be a convenient and comprehensive source for all their computer communications and networking needs and also utilize the Company's extensive base of technical knowledge. Additionally, the Company's overall average order size has increased consistently and was $620 in Fiscal 1997 compared to $600 in the prior year. The Company believes that increased average order size reflects the successful introduction of more sophisticated and more expensive products and effective cross-selling and up-selling at the time of customer order.

         Black Box also provides products, service and support to over 10,000 domestic resellers who integrate and sell products directly to end users. In Fiscal 1997, the reseller program accounted for 26% of the U.S. and Canadian revenues and 14% of total revenues. The reseller program enables resellers to provide quality Black Box products to their end user customers who prefer to be serviced in person. This program provides the reseller with access to over 7,000 products, 24-hour technical support and rapid fulfillment that would be costly to replicate, manage and implement in their own operations. The customers of this program range from large distributors to small single proprietors who offer very specialized local solutions. In Fiscal 1997, the Company stopped using the EAZY(R) brand name and began using the BLACK BOX(R) brand name on all reseller products.

CATALOG TYPES. Black Box was the first company to engage exclusively in the sale of a broad range of computer communications and networking products through direct marketing techniques. Black Box employs a distribution method based on the targeted mailing of comprehensive, fully-illustrated color catalogs and other promotional material directly to its customers who make systems design decisions. Black Box's catalogs present a wide choice of items using a combination of product features and benefits, photographs, product descriptions, product specifications, compatibility charts, potential applications and other helpful technical information. The catalogs have a distinctive look and are recognized by Black Box's customers.

TECHNICAL SUPPORT. Black Box believes that its technical support is a critical component of its success. The Company's technical support personnel typically have technical or engineering backgrounds through education or relevant work experience. Technical support is available 24 hours per day, seven days per week, in 11 languages, and the Company's staff handles over 2,800 customer calls each day worldwide. Frequent contact between the Company's technical staff and customers enables it to modify existing products and/or introduce new products to meet changing applications and to identify emerging product trends.

CUSTOMER SERVICE. Black Box strives to make purchasing its products as convenient as possible. The Company's customer service group daily handles over 3,400 calls worldwide; therefore, the efficient handling of calls is an extremely important aspect of its business. Order entry and fulfillment occurs at the Company's Pittsburgh and foreign facilities. Calls are received by well-trained inbound customer service representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. Using proprietary applications, each member of the customer service group has immediate access to customer files, including usage and billing information and real-time inventory levels. Using this data, inbound customer service personnel are also prompted by their computer screen to cross-sell selected products and to obtain information relative to customer-specific purchasing habits and product needs. The Company regularly reviews performance to monitor productivity.

         Black Box also employs an outbound telesales force to increase the frequency and order size of customer purchases. Black Box's telesales force is focused on expanding its customer list and improving the accuracy of its customer database. In addition, telesales personnel also are utilized to obtain specifications for potential orders and to follow-up on such quotes. Black Box provides major account status to large corporate buyers and provides the support of an assigned telesales professional who works with the corporate buyers to ensure that their requirements are satisfied.

         When an order is entered into the system, a credit check is performed and, when approved, the order is transmitted to the distribution center and a packing slip is printed for order fulfillment. All packages are inspected prior to shipment to ensure the accurate fulfillment of customers' orders. Orders generally are shipped by Federal Express and United Parcel Service in the United States and by similar small package delivery services internationally.

WORLDWIDE OPERATIONS. The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 200,000 square foot facility is on an 84 acre site that houses administrative, sales and marketing, manufacturing and service operations.

PRODUCTS. Black Box believes that the ability to offer a broad, innovative product line has been an important factor in consistently maintaining high growth rates and operating margins. Black Box currently offers private label, well known branded products and custom products aggregating more than 7,000. A majority of the 7,000 products carry the BLACK BOX(R) brand name.

MANUFACTURERS AND SUPPLIERS. Black Box utilizes a network of over 200 manufacturers and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well established certification program. Manufacturers of computer communications and networking products distribute their products under the BLACK BOX(R) brand name because Black Box offers qualified technical support and provides a significant channel of distribution to end users. This network has manufacturing and engineering capabilities to customize products for specialized applications. Black Box believes that the loss of any single source of supply would not adversely affect its business.

         Black Box also operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location which currently supplies custom cable assemblies, switches and specialized active devices. The Company has chosen to manufacture certain products in-house when third-party sourcing is uneconomical. Sourcing decisions of in-house versus out-of-house are based upon a balance of quality, delivery performance and cost. In Fiscal 1997, Black Box manufactured products represented approximately 16% of total revenues.

MANAGEMENT INFORMATION SYSTEMS. The Company has committed significant resources to the development of sophisticated information systems which are used to manage all aspects of its business. The Company's systems support and integrate technical support and customer service, inventory management, purchasing, distribution activities and accounting. These systems provide the Company with real time, continuously updated information which allows the Company to monitor sales trends, make informed purchasing decisions, perform statistical analyses of its customer database and provide product availability and order status information. The Company's international operations utilize a remote customer access system to communicate with Pittsburgh-based information systems to check stock availability, order status and pricing and to place orders.

         The Company's changing product mix, multiple language requirements and design enhancements require efficient modification of product presentations for its various catalogs. Black Box has implemented a computerized publishing system that provides flexibility and speed for both text and graphic layout. Black Box believes that this system enables it to efficiently update product lines in subsequent catalog issues and introduce new products on a timely basis.

BACKLOG. Due to rapid order fulfillment, Black Box's backlog of orders is not significant to its operations. At March 31, 1997, the worldwide backlog of unfilled orders believed to be firm for Black Box products was approximately $3.0 million.

EMPLOYEES. As of March 31, 1997, the Company had approximately 660 employees worldwide. None of these employees are the subject of a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2 -- PROPERTIES

         The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 200,000 square foot facility on a sixteen-acre site houses administrative, sales and marketing, manufacturing and service operations. Black Box also owns 68 undeveloped acres adjacent to such site.

         The Company also owns or leases the following facilities:

  Location                   Own/Lease               Square Footage
  --------                   ---------               --------------
Melbourne, Australia           Lease                      12,500
Zaventum, Belgium              Lease                       7,300
Sao Paulo, Brazil              Lease                      14,000
Ontario, Canada                Lease                       7,500
Rungis, France                 Lease                      20,800
Hallbergmoos, Germany          Lease                       6,700
Vimodrone, Italy               Lease                       1,900
Tokyo, Japan                   Lease                      15,100
Mexico City, Mexico            Lease                       6,500
Utrecht, Netherlands           Lease                       5,400
Altendorf, Switzerland         Lease                       4,100
Reading, England                Own                       19,400

         The Company believes that its manufacturing facilities, located at its headquarters site, is adequate for its present level of production. The Company's other facilities, used primarily for sales and distribution, are also adequate given its present level of operations.

ITEM 3 -- LEGAL PROCEEDINGS

         The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes all such matters are adequately provided for, covered by insurance, without merit, or of such amounts which upon resolution will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

         In Fiscal 1996, the Company paid approximately $2.7 million in taxes and interest relating to California unitary tax issues arising prior to the spin-off of MICOM. The Company believes that subsequent to the date of the spin-off, June 3, 1994, the Company and MICOM are not part of a unitary group and, therefore, the Company will have no further liability for unitary taxes beyond that date.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security-holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective ages and positions are as follows:

Name                   Age         Position with the Company
----                   ---         -------------------------
Jeffery M. Boetticher  46     Chairman of the Board, Chief Executive Officer
                                and Director

Frederick C. Young     41     President, Chief Operating Officer, Secretary,
                                and Director

Anna M. Baird          40     Vice President, Chief Financial Officer, Treasurer

Kathleen Bullions      42     Vice President of Operations
------------

The following is a biographical summary of the experience of the executive officers of the Company:

                JEFFERY M. BOETTICHER, 46, was elected a director of the Company on October 16, 1992 and has served as Chairman of the Board since November 8, 1995. He is currently Chief Executive Officer, elected on June 3, 1994, and served as President from June 3, 1994 through May 9, 1997. Since March 1991, he has been President and Chief Executive Officer of Black Box Corporation of Pennsylvania, a wholly-owned subsidiary of the Company. He is also director of Holden Corporation, CME Information Services, Inc., and the Pittsburgh High Technology Council.

                FREDERICK C. YOUNG, 41, was elected a director of the Company on December 18, 1995 and President on May 9, 1997. He is currently President, Chief Operating Officer, and Secretary of the Company. He served as Vice President and Chief Financial Officer, Treasurer and Secretary of Black Box Corporation since joining the Company in 1991 and was promoted to Senior Vice President and Chief Financial Officer in May 1996.

                ANNA M. BAIRD, 40, was promoted to Vice President, Chief Financial Officer, and Treasurer on May 9, 1997. She was Director of Finance since prior to March 1992.

                KATHLEEN BULLIONS, 42, was promoted to Vice President of Operations on May 9, 1997. She was Director of Operations since prior to March 1992.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Common Stock is traded on The Nasdaq National Market (trading symbol "BBOX"). On June 13, 1997, the last reported sale price of the Common Stock was $36.25 per share. The following table sets forth the quarterly high and low sale prices of the Common Stock as reported by The Nasdaq Stock Market during each of the Company's fiscal quarters following the MICOM spin-off on June 3, 1994. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                          High         Low
                          ----         ---
     Fiscal 1996
     1st Quarter         17 1/8       14 1/4
     2nd Quarter         19 3/4       14 1/2
     3rd Quarter         18 3/4       15 3/4
     4th Quarter         18 1/2       13 1/4

     Fiscal 1997

     1st Quarter         24 3/4       17
     2nd Quarter         33 1/2       19
     3rd Quarter         41 1/2       32
     4th Quarter         43 1/4       24 3/4

         At March 31, 1997, there were 140 holders of record.

         No cash dividends have been paid on the Common Stock. The Mellon Credit Agreement dated May 6, 1994 between Black Box - PA and Mellon Bank, N.A. (the "Mellon Credit Agreement") and the associated Guarantee and Suretyship Agreement between the Company and Mellon Bank, N.A. (the "Mellon Guarantee") and the 8.81% Senior Notes and associated Guarantee Agreement limits the amount of dividends the Company can pay to its stockholders.

ITEM 6 -- SELECTED FINANCIAL DATA

       The following table sets forth certain selected historical consolidated financial data for the Company for the periods indicated. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Prospectus. The historical data presented below for Fiscal Years 1993 through 1997 were derived from the Consolidated Financial Statements of the Company.


                                                                     Fiscal Year Ended March 31,
                                                 --------------------------------------------------------------
Income Statement Data:                              1993          1994          1995         1996        1997
                                                 ----------     --------      --------     --------    --------
Revenues(1)                                        $125,063     $142,004      $164,766     $193,427    $232,158
Cost of sales                                        58,341       65,456        73,191       87,455     108,512
                                                   --------     --------      --------     --------    --------

Gross profit                                         66,722       76,548        91,575      105,972     123,646
Selling, general &
  administrative expenses                            37,198       44,830        54,564       64,267      74,094
                                                   --------     --------      --------     --------    --------

Operating income before
  amortization                                       29,524       31,718        37,011       41,705      49,552
Intangibles amortization                              4,481        4,338         4,206        3,620       3,854
                                                   --------     --------      --------     --------    --------

Operating income                                     25,043       27,380        32,805       38,085      45,698
Interest expense, net                                10,339        7,137         6,400        5,757       3,649
Income from continuing operations
  before extraordinary item
                                                      7,018       11,446        14,465       18,278      24,295
Income from discontinued
  operations                                           (384)       5,791            50           --          --
Extraordinary item                                       --       (3,867)(2)        --           --          --
                                                   --------     --------      --------     --------    --------

Net income                                         $  6,634     $ 13,370      $ 14,515     $ 18,278    $ 24,295
                                                   ========     ========      ========     ========    ========
Earnings per share:
Income from continuing operations                  $   0.50     $   0.71      $   0.89     $   1.10    $   1.40
  before extraordinary item
Income (loss) from discontinued                       (0.03)        0.36            --           --          --
  operations
Extraordinary item                                       --        (0.24)           --           --          --
                                                   --------     --------      --------     --------    --------

Net income                                         $   0.47     $   0.83      $   0.89     $   1.10    $   1.40
                                                   ========     ========      ========     ========    ========

Balance Sheet Data (at end of period):

Working capital                                    $ 20,559     $ 34,208      $ 23,093     $ 30,049    $ 38,232
Total assets                                        167,133      186,261       152,132(3)   155,544     173,279
Total long-term debt                                 83,420       80,474        56,942       49,326      21,175
Stockholders' equity                                 49,722       65,347        47,115(3)    67,141      94,264

ADJUSTED BALANCE SHEET DATA:(4)

                                                                 As of March 31,
                                            ----------------------------------------------------------
                                              1993        1994        1995        1996          1997
                                            --------    --------    --------    --------      --------
Working capital                             $ 16,211    $ 23,683    $ 23,093    $ 30,049      $ 38,232
Total assets                                 153,736     150,722     152,132     155,544       173,279
Total long-term debt                          83,420      80,474      56,942      49,326        21,175
Stockholders' equity                          36,325      29,808      47,115      67,141        94,264

(1)  Revenues are net of sales returns and allowances.

(2) Represents the write-off of the original issue discount remaining on the then outstanding notes in connection with the May, 1994 refinancing.

(3) The decrease in total assets and stockholders' equity from March 31, 1994 reflects the impact of the MICOM Spin-off.

(4) Adjusted to exclude the net assets of MICOM as of March 31, 1992, 1993 and 1994.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

GENERAL: The table below should be read in conjunction with the following discussion (percentages are based on total revenues.)

                                           FISCAL YEAR ENDED MARCH 31,
------------------------------------------------------------------------------
                                         1995            1996        1997
------------------------------------------------------------------------------
Revenues                               $164,766        $193,427      $232,158
    US/Canada                              62.3%           56.9%         52.6%
    International                          37.7            43.1          47.4
------------------------------------------------------------------------------
    Total                                 100.0           100.0         100.0
------------------------------------------------------------------------------
Cost of Sales                              44.4            45.2          46.7
------------------------------------------------------------------------------
Gross Profit                               55.6            54.8          53.3
Selling, general & admin.
  expenses                                 33.1            33.2          31.9
------------------------------------------------------------------------------
Operating income before
  amortization                             22.5            21.6          21.3
Intangibles amortization                    2.6             1.9           1.6
------------------------------------------------------------------------------
Operating income                           19.9%           19.7%         19.7%
------------------------------------------------------------------------------

FISCAL 1997 COMPARED TO FISCAL 1996: Revenues for Fiscal 1997 were $232,158, an increase of $38,731, or 20%, over Fiscal 1996 revenues of $193,427. Revenues from international operations were $110,026, an increase of $26,574, or 31.8%, over Fiscal 1996 international revenues of $83,452, primarily as a result of strong marketing programs, new product introductions and the acquisition of the joint venture partner's interest in Black Box Australia. In total, revenues at the largest international subsidiaries, Japan, UK and France, increased 25% compared to Fiscal 1996. In addition, Brazil's revenues grew from approximately $3,000 in Fiscal 1996 to over $8,200 in Fiscal 1997. The acquisition of the joint venture interest in Black Box Australia increased international revenues by approximately $3,300 in Fiscal 1997. International revenues accounted for 47.4% of Fiscal 1997 revenues, up from 43.1% of total revenues in Fiscal 1996. US/Canada revenues increased by 11.1% from Fiscal 1996 primarily as a result of improved marketing programs and new product introductions. New product revenues for Fiscal 1997 were approximately $39,800 or 17.1% of total revenues for fiscal 1997. The stronger US dollar in Fiscal 1997, particularly against the Japanese yen and French franc, decreased total revenues by approximately $6,600 as compared to Fiscal 1996.

Gross profit in Fiscal 1997 increased to $123,646, or 53.3% of revenues, from $105,972, or 54.8% of revenues, in Fiscal 1996. The 1.5 percentage point decrease in gross profit margin was due primarily to the impact of a stronger US dollar in Fiscal 1997 compared to Fiscal 1996, resulting in an unfavorable impact from the revaluation of foreign denominated intercompany receivables. Excluding the impact of revaluing the intercompany receivables, the gross profit margin remained relatively constant at 53.6% in Fiscal 1997 compared to 53.9% in Fiscal 1996.

Selling, general and administrative (SG&A) expenses for Fiscal 1997 were $74,094, or 31.9% of revenues, an increase of $9,827 over SG&A expenses of $64,267, or 33.2% of revenues, in Fiscal 1996. The majority of the dollar increase was due to increased worldwide marketing expenditures and personnel costs primarily at the international locations. SG&A expenses included approximately $1,600 relating to SG&A expenses in Australia, which were more than offset by approximately $2,100 relating to the favorable translation currency impact on expenses. SG&A expense decreased as a percentage of revenues due to the leveraging of the Company's existing cost structure and the improvement in the Brazil operations compared to Fiscal 1996.

Operating income before amortization in Fiscal 1997 was $49,552, or 21.3% of revenues, compared to $41,705, or 21.6% of revenues, in Fiscal 1996. Intangibles amortization in Fiscal 1997 increased slightly to $3,854 from $3,620 in Fiscal 1996. Operating income in Fiscal 1997 increased to $45,698, or 19.7% of revenues, from $38,085, or 19.7% of revenues, in Fiscal 1996 as a result of higher revenues and improved leveraging of operating expenses.

Net interest expense for Fiscal 1997 declined to $3,649 from $5,757 in Fiscal 1996 due primarily to lower average borrowings.

The effective tax rate of 42.0% for Fiscal 1997 was higher than the U.S. statutory rate of 35.0% primarily because of foreign subsidiary income tax rates higher than the U.S. statutory rate, state income taxes and the unfavorable impact of non-deductible intangibles amortization.

FISCAL 1996 COMPARED TO FISCAL 1995: Revenues for Fiscal 1996 were $193,427, an increase of $28,661, or 17.4%, over Fiscal 1995 revenues of $164,766. Revenues from international operations were $83,452, an increase of $21,376, or 34.4%, over Fiscal 1995 international revenues of $62,076, primarily as a result of improved marketing programs and revenues from Brazil and Mexico. Year-over-year revenue growth at international subsidiaries ranged from 8.8% to 92.4%, and international revenues accounted for 43.1% of Fiscal 1996 total revenues, up from 37.7% of total revenues in Fiscal 1995. Fiscal 1996 revenues in US/Canada increased by 7.1% from Fiscal 1995 primarily as a result of new product offerings and expanded mailings. Of the total increase in revenues, approximately $4,500, or 2.7% of total revenues, resulted from the Brazil and Mexico subsidiaries and approximately $2,600, or 1.6% of total revenues, relating to currency changes from Fiscal 1995.

Gross profit in Fiscal 1996 increased to $105,972, or 54.8% of revenues, from $91,575, or 55.6% of revenues, in Fiscal 1995. The 0.8 percentage point decrease in gross profit margin was due primarily to a less favorable product mix compared to Fiscal 1995.

SG&A expenses for Fiscal 1996 were $64,267, or 33.2% of revenues, an increase of $9,703 over SG&A expenses of $54,564, or 33.1% of revenues, in Fiscal 1995. The dollar increase included $2,842 relating to SG&A expenses in Brazil and Mexico and $1,108 relating to the unfavorable currency impact on expenses. The remaining increase was due to higher marketing costs worldwide and personnel costs at the international operations.

Operating income before amortization in Fiscal 1996 increased to $41,705, or 21.6% of revenues, from $37,011, or 22.5% of revenues, in Fiscal 1995, as a result of higher revenues and gross profit partially offset by the impact of higher SG&A expenses. Intangibles amortization in Fiscal 1996 decreased to $3,620 from $4,206 in Fiscal 1995. Operating income in Fiscal 1996 increased to $38,085, or 19.7% of revenues, from $32,805, or 19.9% of revenues, in Fiscal 1995.

Net interest expense for Fiscal 1996 declined to $5,757 from $6,400 in Fiscal 1995 as a result of lower average borrowings and lower average interest rates.

The effective tax rate of 44.0% for Fiscal 1996 was higher than the U.S. statutory rate of 35.0% primarily because of foreign subsidiary income tax rates higher than the U.S. statutory rate, state income taxes and the unfavorable impact of non-deductible intangibles amortization.

LIQUIDITY AND CAPITAL RESOURCES: The Company continues to meet all of its cash requirements through cash flow from operations. During Fiscal 1997, cash flow before debt reduction was $20,696 and the Company reduced debt by $20,023. The Company also made capital expenditures of $2,758 and acquired its joint venture partner's interest in Black Box Australia for $1,100. As of March 31, 1997, the Company had $1,353 in cash and cash equivalents, working capital of $38,232 and long-term debt of $21,175. In addition, at March 31, 1997, the Company had additional funds of $34,540 available under the Company's existing Credit Agreement with Mellon Bank, N.A.

The Mellon Credit Agreement, as amended, provides for a maximum borrowing of $40,000 through March 31, 1999. Interest on borrowings is variable based on the Company's option of selecting the bank's prime rate (8 1/2 percent at March 31, 1997), the Euro-dollar rate plus an applicable margin, as defined in the agreement or Mellon's ABS rate plus an applicable margin, as defined in the agreement. The applicable margin added to the Euro-dollar rate and Mellon's ABS rate is adjusted each quarter based on the cash flow ratio, as defined in the agreement and can vary from 2 percent to 3/4 percent (3/4 percent at March 31, 1997).

The Company has operations, customers and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Brazil and Mexico are denominated in U.S. dollars. The gains and losses resulting from the revaluation of the intercompany balances denominated in foreign currencies are recorded to gross profit to the extent the intercompany transaction resulted from an intercompany sale of inventory.

During Fiscal 1997, the Company entered into and, in the future, the Company expects it will continue, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to these intercompany transactions. These contracts are revalued to the current exchange rates, offsetting the revaluation of the related foreign currency denominated receivable. At March 31, 1997, the Company did not have any open forward contracts. During Fiscal 1997, the net impact from revaluing forward contracts was not material.

The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

ACCOUNTING STANDARDS: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). As required by SFAS No. 128, the Company will adopt the new standards in the quarter ending December 31, 1997, the Company's third quarter of Fiscal 1998, and restate all prior periods. The Company has reviewed SFAS No. 128 and determined that under the new standard, the basic EPS amount (using the weighted-average number of common shares outstanding) will be higher than the EPS amount previously reported, however, the diluted EPS amount will be substantively the same as the EPS amount previously reported. Had SFAS No. 128 been adopted in Fiscal 1997, basic and diluted EPS would have been $1.48 and $1.40, respectively, compared to $1.40 reported under the existing standard.

INFLATION: The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price increases within the constraints of market competition.

FORWARD-LOOKING STATEMENTS: With the exception of the historical information contained in this report, the matters described herein are forward-looking statements concerning the future operations of the Company. Such statements are typically identified by the words "believe," "expect," "anticipate," "estimate" and other similar expressions. These statements involve risk and uncertainties which could be effected by changing worldwide economies, fluctuating foreign currencies compared to the US dollar and rapid changes in technologies. Such statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are based on the information available to the Company at the time the statement is made. Changes in the above identified risks could have a material impact on such forward-looking statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLACK BOX CORPORATION AND SUBSIDIARIES

         Report of Independent Public Accountants
         Consolidated Statements of Income
         Consolidated Balance Sheets
         Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Black Box Corporation:

We have audited the accompanying consolidated balance sheets of Black Box Corporation (a Delaware corporation and the "Company") and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended March 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended March 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.

                                                   /s/ Arthur Andersen LLP


Pittsburgh, Pennsylvania
  May 2, 1997

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED MARCH 31,
                                                   -----------------------------------------------
                                                          1997            1996            1995
--------------------------------------------------------------------------------------------------
Revenues                                                $232,158        $193,427         $164,766
  Cost of Sales                                          108,512          87,455           73,191
--------------------------------------------------------------------------------------------------
Gross Profit                                             123,646         105,972           91,575
  SG&A expense                                            74,094          64,267           54,564
  Intangibles amortization                                 3,854           3,620            4,206
--------------------------------------------------------------------------------------------------
Operating income                                          45,698          38,085           32,805
  Interest expense, net                                    3,649           5,757            6,400
  Other expense (income), net                                160           (295)              847
--------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                                     41,889          32,623           25,558
Provision for income taxes                                17,594          14,345           11,093
--------------------------------------------------------------------------------------------------
Income from continuing operations                         24,295          18,278           14,515
Income from discontinued operations,
net of tax                                                    --              --               50
--------------------------------------------------------------------------------------------------
Net Income                                                24,295          18,278           14,515
--------------------------------------------------------------------------------------------------
Earnings per share
Income from continuing operations                       $   1.40        $   1.10         $   0.89
Income for discontinued operations                            --              --               --
--------------------------------------------------------------------------------------------------
Net Income                                              $   1.40        $   1.10         $   0.89
--------------------------------------------------------------------------------------------------
Weighted average common and
  common equivalent shares                                17,413          16,691           16,335
--------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    MARCH 31,
                                                           -----------------------------
                                                               1997           1996
----------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                     $  1,353       $  1,924
  Accounts receivable, net of allowance for doubtful
  accounts of $2,499 and $2,407, respectively                     43,900         34,804
Inventories, net                                                  30,435         18,781
Prepaid catalog expenses                                           5,332          4,385
Other current assets                                               2,895          2,948
----------------------------------------------------------------------------------------
Total Current Assets                                              83,915         62,842
Property; Plant and Equipment                                     12,923         12,299
Intangibles, net                                                  75,955         78,958
Other Assets                                                         486          1,445
----------------------------------------------------------------------------------------
Total Assets                                                    $173,279       $155,544
----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Debt                                                  $  8,128       $  8,184
  Accounts payable                                                19,924         12,580
  Accrued compensation and benefits                                5,688          4,451
  Other accrued expenses                                           6,127          5,630
  Accrued income taxes                                             5,816          1,948
----------------------------------------------------------------------------------------
Total Current Liabilities                                         45,683         32,793
Long-Term Debt                                                    21,175         41,142
Other Liabilities, primarily deferred taxes                       12,157         14,468
Commitments and Contingencies
Stockholders' Equity
  Preferred stock authorized 5,000,000; per value
    $1.00; none issued and outstanding
  Common stock authorized 20,000,000; per value
    $.001; issued and outstanding 16,518,682 and
    16,302,254, respectively                                          17             16
  Additional paid-in capital                                      29,897         25,904
  Retaining earnings                                              66,504         42,209
  Cumulative foreign currency translation                         (2,154)          (988)
----------------------------------------------------------------------------------------
Total Stockholders' Equity                                        94,264         67,141
----------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                      $173,279       $155,544
----------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                       COMMON STOCK        ADDITIONAL
                                    --------------------    PAID-IN     RETAINED      TRANSLATION
                                    SHARES      AMOUNT      CAPITAL     EARNINGS       ADJUSTMENT      TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1994           15,977,224    $16          $44,489     $21,942      $  (1,300)    $65,347
Net Income                                                                  14,514                     14,515
Distribution of MICOM stock                                   (22,332)    (12,526)                   (34,858)
Exercise of options                     84,333                     656                                    656
Tax benefit from exercised
  options                                                          156                                    156
Foreign currency translation
  adjustment                                                                                 1,299      1,299
--------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995           16,061,557    16            23,169      23,931             (1)     47,115
Net Income                                                                  18,278                     18,278
Exercise of options                    240,697                   2,057                                  2,057
Tax benefit from exercised
  options                                                          678                                    678
Foreign currency translation
  adjustment                                                                                 (987)      (987)
--------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996           16,302,254    16            25,904      42,209           (988)     67,141
Net Income                                                                  24,295                     24,295
Exercise of options                    216,428     1             2,473                                  2,474
Tax benefit from exercised
  options                                                        1,520                                  1,520
Foreign currency translation
  adjustment                                                                               (1,166)    (1,166)
--------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997           16,518,682    $17          $29,897     $66,504      $  (2,154)    $94,264
--------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                         YEAR ENDED MARCH 31,
                                                             --------------------------------------------
                                                                  1997           1996           1995
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $  24,295       $  18,278    $  14,515
  Adjustments to reconcile net income to cash
  provided by operating activities
  Depreciation and amortization                                       6,199           6,057        6,831
  All other                                                              99           (109)        (370)
Changes in working capital items
  Accounts receivable, net                                          (8,529)         (6,235)      (5,472)
  Inventories, net                                                 (11,050)         (1,404)      (2,648)
  Other assets                                                        (660)         (1,609)      (1,627)
  Accounts payable                                                    7,214           4,179          675
  Accrued compensation and benefits                                   1,237           1,031          (3)
  Accrued expenses                                                      236         (1,135)        2,332
  Accrued income taxes                                                2,873         (1,070)        3,224
---------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                21,914          17,983       17,457
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                              (2,758)         (2,476)      (3,481)
  Proceeds from the sale of subsidiary                                                               250
  Acquisition of joint venture                                        (934)
---------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                 (3,692)         (2,476)      (3,231)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of borrowings                                          (68,407)        (50,894)     (73,126)
  Proceeds from borrowings                                           48,384          33,663       58,034
  Capital lease payments                                                                           (518)
  Proceeds from the exercise of options                               2,474           2,057          656
---------------------------------------------------------------------------------------------------------
  Cash used in financing activities                                (17,549)        (15,174)     (14,954)
---------------------------------------------------------------------------------------------------------
  Foreign currency translation adjustment                           (1,244)           (955)        1,095
---------------------------------------------------------------------------------------------------------
  (Decrease) increase in cash and cash equivalents                    (571)           (622)          367
  Cash and cash equivalents at beginning of year                      1,924           2,546        2,179
---------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                         $  1,353        $  1,924    $   2,546
---------------------------------------------------------------------------------------------------------
  Interest paid                                                    $  3,663        $  6,445    $   5,752
---------------------------------------------------------------------------------------------------------
  Income taxes paid                                                $ 13,282        $ 14,495    $   5,235
---------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Black Box Corporation is a leading worldwide direct marketer and technical service provider of computer communications and networking equipment and services to businesses of all sizes, operating in 77 countries throughout the world.

FISCAL YEARS AND INTERIM PERIODS: The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest March 31. Each fiscal quarter consists of 13 weeks. The last quarter is adjusted for those years which have 53 weeks. The ending dates for the years ended March 31, 1997, 1996 and 1995 were actually March 30, 1997, March 31, 1996, and April 2, 1995, respectively. For simplicity, March 31 is used for all year end references.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Black Box Corporation and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances at March 31 are as follows:



                                                        1997             1996
--------------------------------------------------------------------------------
Raw Materials                                         $  2,152        $  1,440
Work-in-process                                             28               8
Finished goods                                          29,865          18,981
Inventory reserve                                       (1,610)         (1,648)
--------------------------------------------------------------------------------
Inventory, net                                        $ 30,435        $ 18,781
--------------------------------------------------------------------------------



PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. The useful life for buildings and improvements is 30 years and for machinery and equipment is three to seven years. Maintenance and minor repair costs are charged to expense as incurred. Major replacements or betterments are capitalized. When items are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and, if applicable, a gain or loss is recorded.

Property, plant and equipment balances, net of accumulated depreciation, at March 31 are as follows:


                                                    1997          1996
---------------------------------------------------------------------------
Land                                                 $  1,962      $ 1,440
Building and improvements                               9,750            8
Machinery and equipment                                12,983       18,981
---------------------------------------------------------------------------
                                                       24,695       21,922
Accumulated depreciation                              (11,772)      (9,623)
---------------------------------------------------------------------------
Property, plant and equipment, net                   $ 12,923      $12,299
---------------------------------------------------------------------------


INTANGIBLES: Intangibles include the reorganization value in excess of amounts allocable to identifiable assets (the portion of the reorganization value which could not be attributed to specific, tangible or identifiable intangible assets), goodwill (the excess of the purchase cost over the fair value of the assets acquired) and tradename and trademarks. These intangibles are amortized over 20, 40 and 40 years, respectively. In Fiscal 1996 several deferred tax liabilities recorded in conjunction with the 1992 reorganization of the Company were extinguished with no payment required. Accordingly, $1,600 reduction in deferred taxes for Fiscal 1996 was recorded against the reorganization intangible asset.

The intangible assets and associated accumulated amortization at March 31 are as follows:

                                                     1997          1996
-------------------------------------------------------------------------------
Reorganization value in excess of amounts
  allocable to identifiable assets, less
  accumulated amortization of $16,096 and
  $13,312, respectively                              $ 40,978     $ 43,761
-------------------------------------------------------------------------------
Goodwill, less accumulated amortization of $422
  and $336, respectively                                3,682        3,002
-------------------------------------------------------------------------------
Tradename and trademarks, less accumulated
  amortization of $4,647 and $3,747, respectively      31,295       32,195
-------------------------------------------------------------------------------
Intangibles, net                                     $ 75,955     $ 78,958
--------------------------------------------------------------------------------


The Company evaluates the recoverability of intangible assets, including goodwill, at each balance sheet date based on forecasted future operations, undiscounted cash flows and other significant criteria. Based upon the available data, management believes that the carrying amount of these intangible assets will be realized over their respective remaining amortization periods.

INCOME TAXES: Deferred income taxes are recognized for all temporary differences between the tax and financial bases of the Company's assets and liabilities, using the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's foreign subsidiaries, except for the subsidiaries located in Brazil and Mexico, are recorded in the local currency which is the functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using prevailing exchange rates at the appropriate balance sheet date and revenues and expenses are translated using an average monthly exchange rate. Translation adjustments resulting from this process are recorded as a separate component of "Stockholders' Equity" and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from transactions denominated in a currency other than the functional currency are included in net earnings. For the subsidiaries located in Brazil and Mexico, the U.S. dollar is the functional currency, hence a combination of current and historical rates are used in translating assets and liabilities and the related exchange adjustments are included in net earnings.

RISK MANAGEMENT AND FINANCIAL DERIVATIVES: The Company has operations, customers and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to all subsidiaries except Brazil and Mexico are denominated in the subsidiaries local currency. Intercompany sales to the subsidiaries in Brazil and Mexico are denominated in U.S. dollars. The gains and losses resulting from the revaluation of the intercompany balances denominated in foreign currencies is recorded to gross profit to the extent the intercompany transaction resulted from an intercompany sale of inventory.

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to these intercompany transactions. These contracts have a term of 12 months or less and are with a major commercial bank. Accordingly, the Company expects the counterparty to the contracts to meet its obligations. On a monthly basis, the open contracts are revalued to the current exchange rates, offsetting the revaluation of the related foreign currency denominated receivable. At March 31, 1997, the Company did not have any open forward exchange contracts. During Fiscal 1997, the net gain from revaluing forward contracts was not material.

The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

EARNINGS PER SHARE: Earnings per share ("EPS") is computed by dividing earnings by the weighted average number of common stock and common stock equivalents outstanding during the period presented. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes new standards for computing and presenting EPS. As required by SFAS No. 128, the Company will adopt the new standards in the quarter ending December 31, 1997, the Company's third quarter of Fiscal 1998, and restate all prior periods. The Company has reviewed

SFAS No. 128 and determined that under the new standard, the basic EPS amount (using the weighted-average number of common shares outstanding) will be higher than the EPS amount previously reported; however, the diluted EPS amount will be substantively the same as the EPS amount previously reported. Had SFAS No. 128 been adopted in Fiscal 1997, basic and diluted EPS would have been $1.48 and $1.40, respectively, compared to $1.40 reported under the existing standard.

USE OF ESTIMATES: The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying financial statements. Actual results could differ from those amounts.

NOTE 2: CHANGES IN BUSINESS

ACQUISITIONS AND NEW SUBSIDIARIES: In March 1997, the Company purchased the remaining 50 percent of its joint venture operation in Australia, Black Box Catalog Australia Pty. Ltd. ("Black Box Australia"). The purchase price was $1,100 of which the majority, $766, was allocated to goodwill. The Company has consolidated the results of operations for Black Box Australia as of the beginning of Fiscal 1997. The operations and financial position of Black Box Australia are not material to either the consolidated financial position or results of operations of the Company and therefore, no pro forma information has been provided.

In May 1995, the Company opened a new wholly-owned subsidiary in Mexico City, Mexico, Black Box de Mexico, S.A. de C.V. ("Black Box Mexico").

In December 1994, the Company opened a new majority-owned subsidiary in Sao Paulo, Brazil, Black Box do Brazil Industria e Comercia Ltda. ("Black Box Brazil"). The ownership agreement provides the Company with the option beginning in October 1997 and ending in September 1999 to purchase the minority shareholders' shares based on a defined price calculation. If the Company does not exercise its option prior to September 1999, the Company is required to purchase the minority shareholders' shares in October 1999 based on a defined price calculation. The minority shareholders are restricted from competing with Black Box Brazil for a period of two years after having any affiliation with Black Box Brazil. One of the minority shareholders is Michael E. Barker, a member of the Board of Directors of the Company.

DISCONTINUED OPERATIONS AND DISPOSALS: On June 3, 1994, the Company distributed all of the outstanding shares of MICOM Communications Corp. ("MICOM") common stock to all holders of the Company's outstanding common stock who held shares on May 20, 1994, the record date of distribution.

NOTE 3: INDEBTEDNESS

Long-term debt at March 31 is as follows:

                                          1997          1996
----------------------------------------------------------------
Revolving credit                        $  5,100       $ 17,000
Notes                                     24,000         32,000
Other debt                                   203            326
-----------------------------------------------------------------
                                          29,303         49,326
Less current portion                      (8,128)        (8,184)
-----------------------------------------------------------------
Long-term debt                          $ 21,175       $ 41,142
-----------------------------------------------------------------


In May 1994, the domestic operating subsidiary of the Company entered into a Revolving Credit Agreement with Mellon Bank, N.A. ("Mellon") for the purpose of refinancing the then existing revolving credit agreement and to provide additional working capital. On April 1, 1996, this agreement was amended to extend the term and modify the interest rate options. The current agreement, as amended, provides for a maximum borrowing of $40,000 through March 31, 1999. Interest on borrowings is variable based on the Company's option of selecting the bank's prime rate (8 1/2 percent at March 31, 1997), the Euro-dollar rate plus an applicable margin, as defined in the agreement or Mellon's ABS rate plus an applicable margin, as defined in the agreement. The applicable margin added to the Euro-dollar rate and Mellon's ABS rate is adjusted each quarter based on the cash flow ratio, as defined in the agreement and can vary from 2 percent to 3/4 percent (3/4 percent at March 31, 1997). The agreement requires the Company to pay an annual commitment fee of 3/8 percent on the daily unborrowed portion of the total commitment. The agreement is unsecured by the domestic subsidiary; however, all borrowings are guaranteed by the Company, as parent. The agreement contains restrictive covenants which relate to levels of dividend payments and capital expenditures and various financial ratios. The Company is in compliance with these covenants.

In May 1994, the domestic subsidiary of the Company entered into a $40,000, five year Senior Note Agreement with certain financial institution parties for the purpose of refinancing a portion of the existing notes outstanding. The Senior Notes are payable in five equal installments of $8,000 per year starting in May 1995 and ending in May 1999. Interest on the notes is fixed at 8.81 percent and prepayments are permitted subject to the payment of a yield-maintenance amount, as defined in the agreement. The agreement is unsecured by the domestic subsidiary; however, all borrowings are guaranteed by the Company, as parent. The agreement contains restrictive covenants which relate to levels of dividend payments and capital expenditures and various financial ratios. The Company is in compliance with these covenants.

Other debt is composed of various bank, industrial revenue and third party loans secured by specific pieces of equipment and real property. Interest on these loans are fixed and range from 3 to 5 percent. The due dates occur at various times through 2000.

At March 31, 1997, the Company had $360 of letters of credit outstanding.

The aggregated amount of the minimum principle payments for each of the five years subsequent to March 31, 1997 for all long-term indebtedness is as follows: 1998-$8,128; 1999-$13,135; 2000-$8,036; 2001-$4; 2002-$0.

The fair value of the Company's debt at March 31, 1997 approximates the carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

NOTE 4: INCOME TAXES

The domestic and foreign components of income from continuing operations before income taxes and an extraordinary loss for the years ended March 31 are as follows:


                                          1997          1996           1995
------------------------------------------------------------------------------
Domestic                                $ 30,950       $ 24,641      $ 19,771
Foreign                                   10,939          7,982         5,787
------------------------------------------------------------------------------
Consolidated                            $ 41,889       $ 32,623      $ 25,558
------------------------------------------------------------------------------

The provision for income tax charged to continuing operations for the years ended March 31 consists of the following:


                                          1997          1996           1995
-------------------------------------------------------------------------------
Current:
 Federal                              $  9,507       $  6,692      $  2,918
  State                                  1,158          1,025         1,484
  Foreign                                7,045          4,713         2,907
--------------------------------------------------------------------------------
Total current                           17,710         12,430         7,309
Deferred                                  (116)         1,915         3,784
-------------------------------------------------------------------------------
Provision for income taxes             $17,594        $14,345       $11,093
-------------------------------------------------------------------------------

Reconciliation's between income taxes from continuing operations computed using the federal statutory income tax rate and the Company's effective tax rate for the years ended March 31 are as follows:

                                              1997          1996           1995
---------------------------------------------------------------------------------
Federal statutory tax rate                    35.0%          35.0%         35.0%
Foreign taxes, net of foreign tax credits      0.6            5.9           3.4
Amortization of intangibles                    2.3            2.9           4.4
State income taxes, net of federal benefit     2.0            2.3           3.5
Other, net                                     2.1           (2.1)         (2.9)
---------------------------------------------------------------------------------
Effective tax rate                            42.0%          44.0%         43.4%
---------------------------------------------------------------------------------

The components of deferred tax (liabilities) assets included in "Other Liabilities" at March 31 are as follows:

                                                    1997            1996
-------------------------------------------------------------------------------
Tradename and trademarks                        $  (10,941)     $  (11,254)
State taxes                                         (3,450)         (5,256)
Unremitted earnings of Japanese subsidiary          (2,917)              -
Basis of fixed assets                                 (916)           (839)
Other                                               (3,245)         (1,509)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                     (21,649)        (18,858)
Net operating losses and foreign tax credit
carryforwards                                        6,821           2,280
Other                                                2,996           2,410
--------------------------------------------------------------------------------
Gross deferred tax assets                            9,817           4,690
--------------------------------------------------------------------------------
Net deferred tax liabilities                    $  (11,832)     $  (14,168)
-------------------------------------------------------------------------------

At March 31, 1997, the Company had $45,673 of net operating loss carryforwards and $40,576 of alternative minimum tax carryforwards. As a result of the Company's reorganization in 1992 and concurrent ownership change, Section 382 of the Internal Revenue Code limits the amount of net operating losses available to the Company to approximately $600 per year. The carryforwards expire in the fiscal years 2004 through 2007; however, due to the limitation stated above, the Company expects to utilize only the unrestricted portion of the operating loss carryforwards, prior to expiration.

In Fiscal 1996, the Company paid $2,697 in taxes and interest relating to California unitary tax issues arising prior to the spin-off of MICOM Communications. The Company believes that subsequent to the date of the spin-off, June 3, 1994, the Company and MICOM are not part of a unitary group and, therefore, the Company will have no further liability for unitary taxes beyond that date.

In general, except for certain earnings in Japan, it is management's intention to reinvest undistributed earnings of foreign subsidiaries, which aggregate approximately $11 million based on exchange rates at March 31, 1997. However, from time to time, the foreign subsidiaries declare dividends to the U.S. parent, at which time the appropriate amount of tax is determined. Also, additional taxes could be necessary if foreign earnings were lent to the parent or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under noncancelable operating lease agreements, which contain provisions for certain rental adjustments as well as renewal options. Rent expense under these operating leases for the years ended March 31, 1997, 1996 and 1995 was $809, $868, and $439, respectively. At March 31, 1997, the minimum lease commitments for the next five years are as follows:
1998-$763; 1999-$732; 2000-$702; 2001-$54; 2002-$12.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes all such matters are adequately provided for, covered by insurance, are without merit, or are of such amounts which upon resolution will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

NOTE 6: RELATED PARTY TRANSACTIONS

For a portion of Fiscal 1996, the Company had a services agreement with Odyssey Investors, Inc. ("Odyssey Investors"), a related party to the Company's former majority stockholder, which provided for an annual service fee of $150. Beginning January 1, 1995, one-half of this service fee was paid to Odyssey Investors and one-half to Michael E. Barker, a member of the Board of Directors of the Company. This agreement supersedes and preempts substantially similar prior agreements. For the years ended March 31, 1996 and 1995, the Company expensed $113 and $150, respectively, under these agreements. In addition, Odyssey Investors was entitled to reimbursement of certain expenses incurred on behalf of the Company. For the years ended March 31, 1996 and 1995, the Company paid, in the normal course of business, fees and expenses of $152 and $187, respectively. This agreement expired on December 22, 1995. No fees or expenses were paid to these parties in Fiscal 1997.

NOTE 7: INCENTIVE COMPENSATION PLANS

PERFORMANCE BONUS: The Company has a variable compensation plan covering substantially all employees. This plan provides for the payment of a bonus based on certain annual performance targets. All payments are subject to approval by the Board of Directors upon the completion of the annual audit. In addition, the Company has an incentive compensation plan which covers certain key employees. Amounts paid under this plan are based on the attainment of certain operating targets over a three year period ending March 31, 1998. The amounts expensed under the variable and incentive compensation plans for the years ended March 31, 1997, 1996 and 1995 were $2,954, $2,134, and $1,975, respectively.

PROFIT SHARING AND SAVINGS PLAN: The Company has a Profit Sharing and Savings Plan ("Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code covering only U.S. employees. Under the Plan, participants are permitted to make contributions of up to 12 percent of their compensation, as defined. The Company matches 25 percent of the participant's contributions and increases its matching contribution percentage if the Company achieves specific revenue and profit targets established at the beginning of each fiscal year. The total Company contribution for the years ended March 31, 1997, 1996 and 1995 was $505, $437, and $480, respectively.

STOCK OPTION PLANS: The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the "Employee Plan"), and the 1992 Directors Stock Option Plan, as amended (the "Directors Plan"). The Employee Plan authorizes the issuance of options and stock appreciation rights ("SARs") up to 2,450 shares of Common Stock. Options are issued by the Board of Directors to key employees of the Company and generally become exercisable in equal amounts over a three year period. A portion of these options are held by MICOM employees as the options were granted prior to the spin-off of MICOM. Option prices are equal to the fair market value of the stock on the date of the grant and have been adjusted to reflect the effect of the MICOM distribution on June 3, 1994. No SARs have been issued.

The Directors Plan authorizes the issuance of options and SARs up to 75 shares of Common Stock. Options are issued by the Board of Directors and become exercisable in equal amounts over a three year period. Option prices are equal to the fair market value of the stock on the date of the grant and have been adjusted to reflect the effect of the MICOM distribution on June 3, 1994. No SARs have been issued.

The following is a summary of the Company's stock option plans for years ended March 31:



                                         1997                       1996                          1995
                                         ----                       ----                          ----
                                              WEIGHTED                     WEIGHTED                      WEIGHTED
                                              AVERAGE                      AVERAGE                       AVERAGE
                                              EXERCISE                     EXERCISE                      EXERCISE
                                 SHARES       PRICE            SHARES      PRICE            SHARES       PRICE
                                 ---------------------------------------------------------------------------------
Outstanding, beginning
  of the year                    1,754         $11.96          1,305       $ 9.34              794       $ 8.41
Granted                            400          23.38            807        15.29              668        10.21
Exercised                         (214)         11.47           (239)        8.42              (88)        8.08
Forfeited                         (190)         16.70           (119)       12.96              (69)        8.73
------------------------------------------------------------------------------------------------------------------
Outstanding, end of the year     1,750         $14.11          1,754       $11.96            1,305       $ 9.34
Exercisable, end of year           822         $10.54            511        $9.04              321       $ 8.19

Weighted average fair
  value of options granted
  during the year                              $11.89                       $7.77                           N/A
------------------------------------------------------------------------------------------------------------------

The following table summarizes information about the stock options outstanding at March 31, 1997:

                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                               -------------------                -------------------
                                      WEIGHTED
                                      AVERAGE                 WEIGHTED                        WEIGHTED
RANGE OF                              REMAINING               AVERAGE                         AVERAGE
EXERCISE             NUMBER           CONTRACTUAL             EXERCISE       NUMBER           EXERCISE
PRICES               OUTSTANDING      LIFE                    PRICE          EXERCISABLE      PRICE
------------------------------------------------------------------------------------------------------------
$7.77                            157       5.7 years                $  7.77        157             $   7.77
$8.92 - $9.35                    108       6.5 years                   9.35        108                 9.35
$9.78 - $13.06                   588       7.3 years                  10.07        390                10.07
$13.65 - $15.75                  531       8.2 years                  15.05        167                15.01
$20.50 - $24.75                  366       9.3 years                  23.36        --                  --
------------------------------------------------------------------------------------------------------------
$7.77 - $24.75                 1,750       7.8 years               $  14.11        822            $   10.54
------------------------------------------------------------------------------------------------------------

The Company continues to apply APB Opinion No. 25 in accounting for stock-based compensation. To-date, all stock options have been issued at market value; accordingly, no compensation cost has been recognized. Had the Company elected to recognize compensation cost based on the fair value basis under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts for the years ended March 31:

                                                                                      1997          1996
-----------------------------------------------------------------------------------------------------------
Net income                                                     As reported          $24,295        $18,278
                                                                 Pro forma          $23,024        $17,591

Earnings per share                                             As reported        $    1.40      $    1.10
                                                                 Pro forma        $    1.32      $    1.05
-----------------------------------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for the years ending March 31:

                                                                                     1997         1996
-----------------------------------------------------------------------------------------------------------
Expected life (in years)                                                             7.0           7.0
Risk free interest rate                                                              6.6%         6.5%
Volatility                                                                           35%           35%
Dividend yield                                                                        --           --
-----------------------------------------------------------------------------------------------------------

NOTE 8: SEGMENT INFORMATION

The Company operates in one industry segment as a direct marketer and technical service provider of computer communications and networking equipment and services to businesses of all sizes. Geographic segment information for the years ended March 31 is as follows:

                                                                                 CORPORATE AND
                                UNITED                                            INTERCOMPANY
                                STATES          EUROPE             OTHER          ELIMINATIONS     CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
1997
Revenue                        $  165,730          $  58,488          $45,297          $ (37,357)          $ 232,158
Operating income (1)               36,027              5,781            6,212             (2,322)             45,698
Identifiable assets               152,043             28,146           24,585            (31,495)            173,279
---------------------------------------------------------------------------------------------------------------------
1996
Revenues                       $  141,638          $  48,761           28,495          $ (25,467)          $ 193,427
Operating income (1)               31,982              5,174            2,715             (1,786)             38,085
Identifiable assets               138,458             30,132           16,257            (19,574)            155,544
---------------------------------------------------------------------------------------------------------------------
1995
Revenues                       $  126,763          $  40,101          $15,818           $(17,916)          $ 164,766
Operating income (1)               27,856              4,063            1,721               (835)             32,805
Identifiable assets               138,458             26,451            9,332            (22,109)            152,132
---------------------------------------------------------------------------------------------------------------------

(1) The amount presented represents local operating income which differs from the internal measurement used by the Company. Internally, intercompany profits generated in the US are allocated back to the location which records the third-party sale.

NOTE 9: QUARTERLY DATA (UNAUDITED)

                                    FIRST          SECOND          THIRD         FOURTH
                                   QUARTER        QUARTER         QUARTER        QUARTER          YEAR
------------------------------------------------------------------------------------------------------------
FISCAL 1997
Revenues                            $  53,788       $  56,912      $  58,589      $  62,869      $  232,158
Gross Profit                           28,978          30,595         31,136         32,937         123,646
Net income                              5,205           5,825          6,110          7,155          24,295
Earnings per share                       0.31            0.34           0.35           0.41         1.40(1)
------------------------------------------------------------------------------------------------------------
FISCAL 1996
Revenues                            $  44,481       $  46,457      $  47,243      $  55,246      $  193,427
Gross profit                           25,084          24,281         26,177         29,430         105,972
Net income                              3,917           4,262          4,477          5,622          18,278
Earnings per share                       0.24            0.26           0.27           0.34         1.10(1)
------------------------------------------------------------------------------------------------------------

(1) Earnings per share for the year is less than the sum of the quarterly earnings per share due to the change in shares each quarter.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         AUDITING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Officers of the Registrant" included under Part I of this Form 10-K.

         The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Certain Board Committees" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

ITEM 11 -- EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the information set forth under the captions "Board of Directors and Certain Board Committees", "Executive Compensation and Other Information", and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement; provided, however, that the compensation committee report and performance graph in the Proxy Statement are not incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners", "Compensation Committee Interlocks and Insider Participation -- Change of Control Agreements", and "Security Ownership of Management" in the Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

         The Company engaged Buchanan Ingersoll Professional Corporation to perform legal services during Fiscal 1997 and Fiscal 1998.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         Financial statements, financial statement schedules and exhibits not listed here have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

         (a)      Documents filed as part of this report

                  (1) Financial Statements - no financial statements have been filed in this Form 10-K other than those in Item 8.

                  (2)  Financial Statement Schedules

                       Report of Independent Public Accountants on Supplemental Schedules

                       Schedule II - Valuation and Qualifying Accounts

                  (3)  Exhibits

                       Exhibit
                       Number                            Description
                       ------                            -----------
                       3(i)       Second Restated Certificate of Incorporation
                                  of the Company (6)

                       3(ii)      Amendment to Second Restated Certificate of
                                  Incorporation (8)

                       10.1       1992 Stock Option Plan, as amended (13)

                       10.2       1992 Director Stock Option Plan, as
                                  amended (13)

                       10.3(i)    Mortgage on property in the
                                  Township of Cecil, in the Commonwealth
                                  of Pennsylvania, dated September 27,
                                  1988, from Black Box - PA to the Agent
                                  (the "Mortgage") (5)

                       10.3 (ii)  First Amendment to the Mortgage, dated
                                  December 3, 1991 (3)

          10.4 $40,000,000 Senior Note Agreement, dated as of May 6, 1994, between Black Box - PA and various holders of the Senior
                    Notes (the "Holders") (7)

          10.5(i)   Form of Senior Note, dated as of May 6, 1994 (7)

          10.5(ii)  Modification of Note Purchase Agreements between Black
                    Box-PA and the Holders, dated November 21, 1996 (14)

          10.5(iii) Second Modification of Note Purchase Agreements between
                    Black Box-PA and Holders, dated November 21, 1996. (14)

          10.6(i) Guarantee Agreement, dated as of May 6, 1994, between the Company and the Holders (7)

          10.6(ii)  Amendment to Guarantee Agreement between Black Box
                    Corporation and Holders, dated November 21, 1996 (14)

          10.7(i)   Credit Agreement, dated as of May 6, 1994, between
                    Mellon and Black Box - PA (7)

          10.7(ii)  First Amendment to Credit Agreement, dated March 30,
                    1995 (9)

          10.7(iii) Second Amendment to the Credit Agreement between
                    Black Box - PA and Mellon, dated August 1, 1995 (10)

          10.7(iv)  Third Amendment to the Credit Agreement between Black
                    Box - PA and Mellon, dated April 1, 1996 (1)

          10.7(v)   Fourth Amendment to Credit Agreement between Black
                    Box-PA and Mellon, dated November 21, 1996 (14)

          10.7(vi)  Fifth Amendment to Credit Agreement between Black
                    Box-PA and Mellon, dated November 21, 1996 (14)

          10.8(i) Form of $50,000,000 Revolving Credit Note, dated as of May 6, 1994, between Black Box - PA and Mellon (7)

          10.8(ii)  First Amended and Restated Revolving Credit Note, dated
                    March 30, 1995 (9)

          10.9(i)   Guaranty and Suretyship Agreement, dated as of May 6,
                    1994, between the Company and Mellon (7)

          10.9(ii) First Amendment to Guaranty and Suretyship Agreement, dated March 30, 1995 (9)

          10.9(iii) Second Amendment to Guaranty and Suretyship between
                    Black Box Corporation and Mellon, dated November 21, 1996
                    (14)

          10.10     Intercreditor Agreement, dated as of May 6, 1994, between
                    Mellon and the Holders (7)

          10.11     Agreement and Plan of Distribution, dated as of May 10,
                    1994, among the Company, Black Box - PA and MICOM (4)

          10.12 Indemnification and Liability Assumption Agreement, dated as of June 3, 1994, among the Company, Black Box - PA and
                    MICOM (4)

          10.13(i)  Tax Sharing Agreement, dated as of January 28,
                    1992, among the Company (previously known as MB Holdings,
                    Inc.), Black Box and MICOM (4)

          10.13(ii) Amendment to Tax Sharing Agreement, dated as of June 3,
                    1994 (4)

          10.14 Separation Agreement, dated as of October 17, 1991, between the Company (previously known as MB Holdings, Inc.), and
                    MICOM (4)

          10.15     Black Box do Brasil Industria E. Comercio LTDA. Quotaholder
                    Agreement (6)

          10.16     Private Instrument of Amendment to the Articles of
                    Association of Black Box do Brasil Industria E. Comercio
                    LTDA. (6)

          10.17 Change of Control Agreement with Jeffery M. Boetticher, dated as of December 20, 1994 (9)

          10.18 Change of Control Agreement with Frederick C. Young, dated as of December 20, 1994 (9)

          10.19     Executive Incentive Program Summary (12)


          10.20     Subscription Agreement and Plan of Acquisition of BBOX
                    Holding Company by Black Box Corporation dated November 21,
                    1996 (14)

          10.21     Guaranty and Suretyship Agreement between BBOX Holding
                    Company and Mellon, dated November 21, 1996 (14)

          10.22     Holding Company Guarantee Agreement between BBOX Holding
                    Company and Holders, dated November 21, 1996 (14)

          10.23     Amendment No. 3 to the Trademark License Agreement between
                    BB Technologies, Inc. and Black Box-PA, dated as of July 1,
                    1995 (14)

          11.1      Statement Regarding Computation of Earnings Per Share (1)

          21        Subsidiaries of the Company (14)

          23.1 Consent and Report of Arthur Andersen LLP, independent public accountants (1)


(1)       Filed herewith.

(2) Filed as an exhibit to the 1993 Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 26, 1993, and incorporated herein by reference.

(3) Filed as an exhibit to the Registration Statement No. 33-50104 on Form S-1 of the Company, filed with the Commission on July 28, 1992, as amended through April 13, 1993, and incorporated herein by reference.

(4) Filed as an exhibit to the Report on Form 8-K, file number 0-18706, filed with the Commission on June 20, 1994, and incorporated herein by reference.

(5) Filed as an exhibit to the Registration Statement No. 33-28207 on Form S-1 of the Company, filed with the Commission on April 24, 1989, as amended through July 26, 1989, and incorporated herein by reference.

(6) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on February 15, 1994, and incorporated herein by reference.

(7) Filed as an exhibit to the 1994 Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 28, 1994, and incorporated herein by reference.

(8) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on August 17, 1994 and incorporated herein by reference.

(9) Filed as an exhibit to the 1995 Form 10-K of the Company, file number 0-18706, filed with the Commission on June 19, 1995 and incorporated herein by reference.

(10) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, filed number 0-18706, filed with the Commission on August 10, 1995, and incorporated herein by reference.

(11) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 15, 1995, and incorporated herein by reference.

(12) Filed as an exhibit to the 1996 Form 10-K of the Company, file number 0-18706, filed with the Commission on June 25, 1996 and incorporated herein by reference.

(13) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 13, 1996, and incorporated herein by reference.

(14) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on February 12, 1997, and incorporated herein by reference.

               (b)  Reports on Form 8-K.

               (c) The Company hereby files as exhibits to the Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

               (d) The Company hereby files as financial statement schedules to this Form 10-K the financial statement schedules which are set forth in Item 14(a)(2) hereof.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BLACK BOX CORPORATION

Dated: June 20, 1997                      /s/ Anna M. Baird
                            ---------------------------------------------------
                            Anna M. Baird, Vice President, Chief Financial Officer, Treasurer, and principal accounting officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                                      Capacity                              Date
   ----------                                      --------                              ----
   /s/ William F. Andrews                          Director                          June 20, 1997
--------------------------------
       William F. Andrews


                                                   Director                          June 20, 1997
--------------------------------
       Michael E. Barker


   /s/Jeffery M. Boetticher                  Director, Chairman of the               June 20, 1997
--------------------------------            Board, and Chief Executive
      Jeffery M. Boetticher                         Officer


   /s/Ronald D. Fisher                             Director                          June 20, 1997
--------------------------------
      Ronald D. Fisher


   /s/William R. Newlin                            Director                          June 20, 1997
--------------------------------
      William R. Newlin


   /s/William Norred                               Director                          June 20, 1997
--------------------------------
      William Norred


   /s/Brian D. Young                               Director                          June 20, 1997
--------------------------------
      Brian D. Young


   /s/Fred C. Young                                Director,                         June 20, 1997
--------------------------------            President, Chief Operating
      Fred C. Young                           Officer, and Secretary

                              ARTHUR ANDERSEN LLP


       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Black Box Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated May 2, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   /s/ Arthur Andersen LLP


Pittsburgh, Pennsylvania
   May 2, 1997

                                                                     SCHEDULE II

                             BLACK BOX CORPORATION

                       VALUATIONS AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)


                                                        BALANCE AT       ADDITIONS
                                                         BEGINNING       CHARGED TO       REDUCTIONS       BALANCE AT
                                                            OF           COSTS AND           FROM            END OF
                    DESCRIPTION                           PERIOD          EXPENSES         RESERVES          PERIOD
                    -----------                           ------          --------         --------          ------
YEAR ENDED MARCH 31, 1995
  Inventory reserves                                      $1,248         $   727           $   702           $1,273
  Allowance for unrealizable accounts/sales
  returns                                                 $2,154         $   426           $   521           $2,059

YEAR ENDED MARCH 31, 1996
  Inventory reserves                                      $1,273         $ 1,047           $   672           $1,648
  Allowance for unrealizable accounts/sales
  returns                                                 $2,059         $ 1,163           $   815           $2,407

YEAR ENDED MARCH 31, 1997
  Inventory returns                                       $1,648         $ 1,398           $ 1,436           $1,610
  Allowance for unrealizable accounts/sales
    returns                                               $2,407         $   664           $   572           $2,499