Form 10-Q
period 1997-06-30
BLACK BOX CORP
filed 1997-08-11
CIK 849547

                                                              1998 First Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
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

                                   YES   X             NO
                                        ---                ---

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of August 1, 1997 was 16,593,641 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             BLACK BOX CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                               (Unaudited)
                                                                                 June 30,            March 31,
                                                                                   1997                 1997
                                                                                ---------             ---------
ASSETS

Current assets:
       Cash and cash equivalents                                                $   1,009             $   1,353
       Accounts receivable, net of allowance for doubtful
             accounts of $2,365 and $2,499, respectively                           43,857                43,900
       Inventories, net                                                            36,434                30,435
       Other current assets                                                        10,354                 8,227
                                                                                ---------             ---------
                                 Total current assets                              91,654                83,915

Property, plant and equipment, net of accumulated depreciation
       of $12,383 and $9,939, respectively                                         12,892                12,923
Intangibles, net of accumulated amortization of $22,101 and
       $18,339, respectively                                                       75,019                75,955
Other assets                                                                          465                   486
                                                                                ---------             ---------
                                 Total assets                                   $ 180,030             $ 173,279
                                                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                             $  10,360             $   8,128
       Accounts payable                                                            20,637                19,924
       Other accrued expenses                                                       7,887                11,815
       Accrued income taxes                                                         5,941                 5,816
                                                                                ---------             ---------
                                 Total current liabilities                         44,825                45,683

Long-term debt                                                                     21,167                21,175
Other liabilities, primarily deferred taxes                                        12,106                12,157

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 20,000,000; par value $.001; issued
         and outstanding 16,590,309 and 16,518,682, respectively                       17                    17
       Additional paid-in capital                                                  30,731                29,897
       Retained earnings                                                           73,231                66,504
       Cumulative foreign currency translation adjustments                         (2,047)               (2,154)
                                                                                ---------             ---------
                                 Total stockholders' equity                       101,932                94,264
                                                                                ---------             ---------
                                 Total liabilities and stockholders' equity     $ 180,030             $ 173,279
                                                                                =========             =========


                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                                  Three month period ended
                                                                                          June 30,
                                                                                   1997                 1996
                                                                                ----------           ----------
Revenues                                                                        $   64,198           $   53,788
     Cost of sales                                                                  31,200               24,810
                                                                                ----------           ----------

Gross profit                                                                        32,998               28,978

     Selling, general and administrative expenses                                   19,546               17,621
     Intangibles amortization                                                          954                  963
                                                                                ----------           ----------

Operating income                                                                    12,498               10,394

     Interest expense, net                                                             808                1,126
     Other (income)/expense, net                                                        96                  (26)
                                                                                ----------           ----------

Income before income taxes                                                          11,594                9,294

     Provision for income taxes                                                      4,867                4,089
                                                                                ----------           ----------

Net income                                                                      $    6,727           $    5,205
                                                                                ==========           ==========


Earnings per share                                                              $     0.39           $     0.31
                                                                                ==========           ==========

Weighted average common and
     common equivalent shares                                                   $   17,463           $   17,016
                                                                                ==========           ==========




                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Dollars in thousands)


                                                      Common Stock        Additional
                                                 ----------------------    Paid-in       Retained     Translation
                                                    Shares     Amount      Capital       Earnings     Adjustment       Total
                                                 ----------- ----------   ----------     --------     -----------      -----
Balance at March 31, 1996                         16,302,254    $ 16       $ 25,904      $ 42,209      $   (988)     $  67,141

    Net income for the year
      ended March 31, 1997                               -        -             -          24,295           -           24,295
    Exercise of options                              216,428       1          2,473           -             -            2,474
    Tax benefit from exercised options                   -        -           1,520           -             -            1,520
    Foreign currency translation
       adjustments                                       -        -             -             -          (1,166)        (1,166)
                                                  -----------   ----       --------      --------      --------      ---------
Balance at March 31, 1997                         16,518,682      17         29,897        66,504        (2,154)        94,264

    Net income for the three month
       period ended June 30, 1997                        -        -            -            6,727           -            6,727
    Exercise of options                               71,627      -            542            -             -              542
    Tax benefit from exercised options                   -        -            292            -             -              292
    Foreign currency translation
       adjustments                                       -        -             -             -             107            107
                                                  ----------    ----       --------      --------      --------      ---------
 Balance at June 30, 1997                         16,590,309    $ 17       $ 30,731      $ 73,231      $ (2,047)     $ 101,932
                                                  ==========    ====       ========      ========      ========      =========





                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                                        Three month period ended
                                                                                                June 30,
                                                                                       1997                  1996
                                                                                     ---------             ---------
Cash flows from operating activities:
       Net income                                                                    $   6,727             $   5,205
       Adjustments to reconcile net income to cash provided
         by operating activities:
           Intangibles amortization                                                        936                   946
           Depreciation                                                                    603                   557
           Other                                                                           (38)                  (21)
       Changes in working capital items:
           Account receivable, net                                                          43                   296
           Inventories, net                                                             (6,023)               (1,722)
           Other current assets                                                         (2,086)                1,032
           Accounts payable and accrued liabilities                                     (3,175)               (2,627)
                                                                                     ---------             ---------
       Cash (used in) provided by operating activities                                  (2,937)                3,666
                                                                                     ---------             ---------

Cash flows from investing activities:
           Capital expenditures                                                           (572)                 (541)
                                                                                     ---------             ---------
       Cash used in investing activities                                                  (572)                 (541)
                                                                                     ---------             ---------

Cash flows from financing activities:
           Repayment of borrowings                                                     (32,004)              (21,400)
           Proceeds from borrowings                                                     34,228                18,348
           Proceeds from exercise of options                                               834                   478
                                                                                     ---------             ---------
       Cash provided by (used in) financing activities                                   3,058                (2,574)
                                                                                     ---------             ---------

Foreign currency translation adjustment                                                    107                  (304)
                                                                                     ---------             ---------

(Decrease)/increase in cash and cash equivalents                                          (344)                  247
Cash and cash equivalents at beginning of period                                         1,353                 1,924
                                                                                     ---------             ---------

Cash and cash equivalents at end of period                                           $   1,009             $   2,171
                                                                                     =========             =========



                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per-share amounts)

NOTE 1 - BASIS OF PRESENTATION

         The Financial Statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K which was filed with the SEC for the fiscal year ended March 31, 1997.

NOTE 2 - FISCAL YEARS AND INTERIM PERIODS

         The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest March 31. Each fiscal quarter consists of 13 weeks. The last quarter is adjusted for those years which have 53 weeks. The ending dates for the periods ended June 30, 1997, March 31, 1997 and June 30, 1996 were actually June 29, 1997, March 30, 1997 and June 30, 1996, respectively.

NOTE 3 - INVENTORIES

         Inventories are stated at the lower of cost or market (first-in, first-out method) or market. The net inventory balances are as follows:

                                        June 30,               March 31,
                                          1997                   1997
                                       --------               --------
         Raw materials                 $  2,237               $  2,152
         Work-in-process                     76                     28
         Finished goods                  36,034                 29,865
         Inventory reserve               (1,913)                (1,610)
                                       --------               --------
         Inventory, net                $ 36,434               $ 30,435
                                       ========               ========

                             BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 4 - FINANCIAL DERIVATIVES

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables.

         At June 30,1997, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $8.2 million, with contract rates ranging from 112.25 to 116.25 Yen to U.S. dollars, and will expire over the next nine months. The effect of these contracts on net income for the three month period ended June 30, 1997 was not material.

NOTE 5 - ADOPTION OF NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). As required by the SFAS, the Company will adopt the new standard in the quarter ended December 31, 1997, and restate all prior periods. The Company has reviewed SFAS No. 128 and determined that had the SFAS been adopted for the First Quarter 1998, basic and diluted EPS would have been $0.41 and $0.39, respectively.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in financial statements. As required by the SFAS, the Company expects to adopt the new standard in the first quarter of Fiscal 1999. The Company has reviewed SFAS No. 130 and determined that the only component of comprehensive income which applies to the Company will be foreign currency translation adjustments currently recorded directly to Stockholder's Equity in accordance with SFAS No. 52.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

GENERAL

FORWARD-LOOKING STATEMENTS

         When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

RESULTS OF OPERATIONS

         The table below should be read in conjunction with the following discussion (percentages are based on total revenues).

                                 Three month period ended June 30,
                                       1997               1996
                                    --------           --------
Revenues                            $ 64,198           $ 53,788
                                    --------           --------

Revenues:
     US/Canada                          54.3%               54.9%
     International                      45.7                45.1
                                    --------           ---------
           Total                       100.0               100.0
Cost of sales                           48.6                46.1
                                    --------           ---------
     Gross profit                       51.4                53.9
Selling, general and
  administrative expenses               30.4                32.8
                                    --------           ---------
     Operating income
     before amortization                21.0                21.1
Intangibles amortization                 1.5                 1.8
                                    --------           ---------
     Operating income                   19.5%               19.3%
                                    --------           ---------

         Revenues for the three months ended June 30, 1997 ("First Quarter 1998") were $64,198, an increase of $10,410, or 19.4%, over the three months ended June 30, 1996 ("First Quarter 1997") revenues of $53,788. Revenues from International operations were $29,321, an increase of $5,046, or 20.8%, over First Quarter 1997 of $24,275. If exchange rates had remained constant from First Quarter 1997 to First Quarter 1998, revenues from International operations would have increased $6,520, or 26.9%. Reported revenue dollar and percentage growth of the Company's largest subsidiaries for the First Quarter 1998 were as follows: Japan increased $1,095 or 20%, United Kingdom increased $1,388 or 32%, France decreased $549 or 12% and Brazil increased $1,251 or 80%. The remaining international business units grew by $1,860 or 23% in the aggregate for the First Quarter 1998. Revenues in France for the First Quarter 1998 were flat on a local currency basis, but in U.S. dollars, were down 12% due to a stronger U.S. dollar compared to the same period last year.

         Revenues for the First Quarter 1998 from US/Canada were $34,877, an increase of $5,364, or 18.2%, over First Quarter 1997 revenues of $29,513. US/Canada revenue growth was driven by an increase in the number of medium and large orders shipped in the quarter and the continued success of new product sales. In the First Quarter 1998, medium and large orders represented approximately 40% of the US/Canada revenue compared to approximately 35% of the First Quarter 1997 US/Canada revenues.

         Gross profit in First Quarter 1998 increased to $32,998, or 51.4% of revenues, from $28,978, or 53.9% of revenues, in First Quarter 1997. The decrease in the gross profit margin of 2.5% is primarily due to the increase in medium and large orders, which generally receive a larger discount and earn a lower gross profit margin compared to small orders.

         Selling, general and administrative ("SG&A") expenses in First Quarter 1998 were $19,546, or 30.4% of revenues, an increase of $1,925 over SG&A expenses of $17,621, or 32.8% of revenues, in First Quarter 1997. SG&A decreased as a percentage of revenues as the Company was able to leverage its existing support structure. The dollar increase relates to additional marketing and personnel costs primarily at the international locations.

         Operating income before amortization in First Quarter 1998 increased to $13,452, or 21.0% of revenues, from $11,357, or 21.1% of revenues, in First Quarter 1997, as a result of higher revenues. Operating income in First Quarter 1998 increased to $12,498, or 19.5% of revenues, from $10,394 or 19.3% of revenues, in First Quarter 1997.

         Net interest expense in First Quarter 1998 declined to $808 from $1,126 in First Quarter 1997 as a result of lower average borrowings and lower average interest rates.

         The estimated annual effective income tax rate of 42.0% for Fiscal 1998 is higher than the U.S. statutory rate of 35.0% primarily due to state income taxes and the unfavorable impact of non-deductible intangibles amortization.

LIQUIDITY AND CAPITAL RESOURCES

         In the First Quarter 1998, the Company increased its total borrowings $2,224 to fund working capital requirements. This increase was primarily due to increased inventory levels as the Company purchased new product for its "New Product Supplement" catalog, mailed at the end of June. In addition, inventory levels were increased to support the overall business growth and to strengthen the Company's same-day order fulfillment rates. As of June 30, 1997, the Company had $1,009 in cash and cash equivalents, working capital of $46,829 and long-term debt of $21,167.

         The Company's long-term debt at June 30, 1997 was comprised of $13,100 under the Mellon Credit Agreement, dated as of May 6, 1994, among the Company and Mellon Bank, as amended (the "Mellon Credit Agreement"), $16,000 aggregate principal amount of 8.81% Senior Notes, and $2,427 of various other loans. The weighted average interest rate on all indebtedness of the Company as of June 30, 1997 was approximately 7.9% compared to 8.2% as of June 30, 1996. In addition, at June 30, 1997, the Company had $26,540 of additional funds available under the Mellon Credit Agreement.

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables.

         At June 30,1997, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $8.2 million, with contract rates ranging from 112.25 to 116.25 Yen to U.S. dollars, and will expire over the next nine months. The effect of these contracts on net income for the three month period ended June 30, 1997 was not material.

         The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

ACCOUNTING STANDARDS

                  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). As required by the SFAS, the Company will adopt the new standard in the quarter ended December 31, 1997, and restate all prior periods. The Company has reviewed SFAS No. 128 and determined that had the SFAS been adopted for the First Quarter 1998, basic and diluted EPS would have been $0.41 and $0.39, respectively.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in financial statements. As required by the SFAS, the Company expects to adopt the new standard in the first quarter of fiscal 1999. The Company has reviewed SFAS No. 130 and determined that the only component of comprehensive income which applies to the Company will be foreign currency translation adjustments currently recorded directly to Stockholder's Equity in accordance with SFAS No. 52.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               21.0      Subsidiaries of the Company
               27.0      Financial Data Schedules

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLACK BOX CORPORATION

                                          By: /s/ ANNA M. BAIRD
                                              ----------------------------
                                              Anna M. Baird, Vice President
                                              and Chief Financial Officer
                                              August 8, 1997

                                 EXHIBIT INDEX


Exhibit
-------
No.
---

    21.0        Subsidiaries of the Company
    27.0        Financial Data Schedule