Form 10-Q
period 1997-09-30
BLACK BOX CORP
filed 1997-11-10
CIK 849547

                                                             1998 Second Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
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

                           YES  X           NO ______

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of October 31, 1997 was 16,687,805 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             BLACK BOX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             (Unaudited)
                                                                            September 30,        March 31,
ASSETS                                                                           1997              1997
                                                                           -------------       -------------
Current assets:
       Cash and cash equivalents                                                $   1,245         $   1,353
       Accounts receivable, net of allowance for doubtful
             accounts of $2,408 and $2,499, respectively                           45,842            43,900
       Inventories, net                                                            36,273            30,435
       Other current assets                                                        11,224             8,227
                                                                                ---------         ---------
                              Total current assets                                 94,584            83,915

Property, plant and equipment, net of accumulated depreciation
       of $13,034 and $9,939, respectively                                         13,210            12,923
Intangibles, net of accumulated amortization of $23,036 and
       $21,165, respectively                                                       74,084            75,955
Other assets                                                                          470               486
                                                                                ---------         ---------
                              Total assets                                      $ 182,348         $ 173,279
                                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                             $   9,321         $   8,128
       Accounts payable                                                            18,313            19,924
       Other accrued expenses                                                       9,955            11,815
       Accrued income taxes                                                         6,470             5,816
                                                                                ---------         ---------
                              Total current liabilities                            44,059            45,683

Long-term debt                                                                     17,359            21,175
Other liabilities, primarily deferred taxes                                        11,984            12,157

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 40,000,000; par value $.001; issued
         and outstanding 16,602,141 and 16,518,682, respectively                       17                17
       Additional paid-in capital                                                  30,884            29,897
       Retained earnings                                                           80,678            66,504
       Cumulative foreign currency translation adjustments                         (2,633)           (2,154)
                                                                                ---------         ---------
                              Total stockholders' equity                          108,946            94,264
                                                                                ---------         ---------
                              Total liabilities and stockholders' equity        $ 182,348         $ 173,279
                                                                                =========         =========


                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)

                                                       Three month period ended            Six month period ended
                                                             September 30,                     September 30,
                                                         1997             1996            1997             1996
                                                      -----------      ----------     ------------     ------------
Revenues                                                 $ 68,931         $56,912        $ 133,129         $110,700
     Cost of sales                                         34,020          26,317           65,220           51,127
                                                         --------         -------        ---------         --------

Gross profit                                               34,911          30,595           67,909           59,573

     Selling, general and administrative expenses          20,783          18,460           40,329           36,081
     Intangibles amortization                                 952             963            1,906            1,926
                                                         --------         -------        ---------         --------

Operating income                                           13,176          11,172           25,674           21,566

     Interest expense, net                                    739           1,040            1,547            2,166
     Other (income)/expense, net                             (262)             82             (166)              56
                                                         --------         -------        ---------         --------

Income before income taxes                                 12,699          10,050           24,293           19,344

     Provision for income taxes                             5,252           4,225           10,119            8,314
                                                         --------         -------        ---------         --------

Net income                                               $  7,447         $ 5,825        $  14,174         $ 11,030
                                                         ========         =======        =========         ========


Earnings per share                                       $   0.42         $  0.34        $    0.81         $   0.64
                                                         ========         =======        =========         ========

Weighted average common and
     common equivalent shares                              17,687          17,293           17,604           17,161
                                                         ========         =======        =========         ========





                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Dollars in thousands)


                                              Common Stock        Additional
                                         -----------------------   Paid-in      Retained   Translation
                                             Shares       Amount   Capital      Earnings    Adjustment      Total
                                         --------------- ------- ------------  ----------  ------------   ---------
Balance at March 31, 1996                  16,302,254      $16      $25,904      $42,209      $  (988)   $  67,141

   Net income for the year
       ended March 31, 1997                      --         --         --         24,295         --         24,295
   Exercise of options                        216,428        1        2,473         --           --          2,474
   Tax benefit from exercised options            --         --        1,520         --           --          1,520
   Foreign currency translation
      adjustments                                --         --         --           --         (1,166)      (1,166)
                                           ----------      ---      -------      -------      -------    ---------

Balance at March 31, 1997                  16,518,682       17       29,897       66,504       (2,154)      94,264

   Net income for the six month
      period ended September 30, 1997            --         --         --         14,174         --         14,174
   Exercise of options                         83,459       --          642         --           --            642
   Tax benefit from exercised options            --         --          345         --           --            345
   Foreign currency translation
      adjustments                                --         --         --           --           (479)        (479)
                                           ----------      ---      -------      -------      -------    ---------

 Balance at September 30, 1997             16,602,141      $17      $30,884      $80,678      $(2,633)   $ 108,946
                                           ==========      ===      =======      =======      =======    =========


                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                       Six month period ended
                                                            September 30,
                                                        1997          1996
                                                     ----------     --------
Cash flows from operating activities:
       Net income                                      $ 14,174     $ 11,031
       Adjustments to reconcile net income to
         cash provided by operating activities:
           Intangibles amortization                       1,871        1,890
           Depreciation                                   1,242        1,127
           Other                                             32          (46)
       Changes in working capital items:
           Account receivable, net                       (1,943)      (2,009)
           Inventories, net                              (5,862)      (4,113)
           Other current assets                          (2,961)         (81)
           Accounts payable                              (1,611)       2,172
           Accrued expenses                              (1,061)       1,444
                                                       --------     --------
       Cash provided by operating activities              3,881       11,415
                                                       --------     --------

Cash flows from investing activities:
           Capital expenditures                          (1,529)      (1,041)

Cash flows from financing activities:
           Repayment of borrowings                      (62,186)     (39,141)
           Proceeds from borrowings                      59,563       28,776
           Proceeds from exercise of options                642          761
                                                       --------     --------
       Cash used in financing activities                 (1,981)      (9,604)
                                                       --------     --------

Foreign currency translation adjustment                    (479)        (462)
                                                       --------     --------

Change in cash and cash equivalents                        (108)         308
Cash and cash equivalents at beginning of period          1,353        1,924
                                                       --------     --------

Cash and cash equivalents at end of period             $  1,245     $  2,232
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

NOTE 2 - FISCAL YEARS AND INTERIM PERIODS

         The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest March 31. Each fiscal quarter consists of 13 weeks. The last quarter is adjusted for those years which have 53 weeks. The ending dates for the periods ended September 30, 1997, March 31, 1997 and September 30, 1996 were actually September 28, 1997, March 30, 1997 and September 29, 1996, respectively.

NOTE 3 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                            September 30,       March 31,
                                1997              1997
                                ----              ----
Raw materials                  $  2,273         $  2,152
Work-in-process                      51               28
Finished goods                   35,828           29,865
Inventory reserve                (1,879)          (1,610)
                               --------         --------
Inventory, net                 $ 36,273         $ 30,435
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

         At September 30, 1997, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $4.6 million, with contract rates ranging from 112.29 to 114.75 Yen per U.S. dollar, and will expire over the next six months. The effect of these contracts on net income for the three and six month periods ended September 30, 1997 was not material.

NOTE 5 - ADOPTION OF NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). As required by the SFAS, the Company will adopt the new standard in the quarter ended December 31, 1997, and restate all prior periods. The Company has reviewed SFAS No. 128 and determined that had the SFAS been adopted during Fiscal 1998, basic and diluted EPS would have been $0.45 and $0.42, respectively, for the Second Quarter 1998, and $0.85 and $0.81, respectively, for the six month period ended September 30, 1997.

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

                                   THREE MONTH PERIOD ENDED          SIX MONTH PERIOD ENDED
                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                   -----------------------------------------------------------
                                      1997            1996             1997             1996
                                   ---------       ---------       ----------       ----------
Revenues                           $  68,931       $  56,912       $  133,129       $  110,700
                                   =========       =========       ==========       ==========

Revenues:
     U.S./Canada                        52.2%           55.1%            53.2%            55.0%
     International                      47.8            44.9             46.8             45.0
                                   ---------       ---------       ----------       ----------
           Total                       100.0           100.0            100.0            100.0
Cost of sales                           49.4            46.2             49.0             46.2
                                   ---------       ---------       ----------       ----------
     Gross profit                       50.6            53.8             51.0             53.8
Selling, general and
  administrative expenses               30.2            32.4             30.3             32.6
                                   ---------       ---------       ----------       ----------
     Operating income
          before amortization           20.5            21.3             20.7             21.2
Intangibles amortization                 1.4             1.7              1.4              1.7
                                   ---------       ---------       ----------       ----------
     Operating income                   19.1%           19.6%            19.3%            19.5%
                                   =========       =========       ==========       ==========

         Revenues for the three and six month periods ended September 30, 1997 increased 21.1% and 20.3%, respectively, over the comparable periods for the prior year reflecting strong growth worldwide. For the three months ended September 30, 1997 ("Second Quarter 1998") ,U.S./Canada revenues increased 14.7% over the three months ended September 30, 1996 ("Second Quarter 1997"). For the six months ended September 30, 1997, U.S./Canada revenues increased 16.4% over the same period in the prior year. U.S./Canada revenue growth for the quarter was primarily driven by the continued success of new products sales while year-to-date revenue growth was driven by both the success of new product sales and an increase in the number of medium and large orders.

         Reported revenues from International operations for Second Quarter 1998 increased 28.9% over Second Quarter 1997, and for the six months ended September 30, 1997 increased 25.0% over the same periods in the prior year. If exchange rates had remained constant from the corresponding periods in the prior year, International revenues for the three and six month periods ended September 30, 1997 would have increased 38.1% and 32.6%, respectively.

         Reported revenue dollar and percentage growth of the Company's largest subsidiaries over the comparable periods in the prior year were as follows:
Japan increased $2,139 or 37% in Second Quarter 1998 and increased $3,234 or 28% year-to-date; United Kingdom increased $1,761 or 37% in Second Quarter 1998 and increased $3,149 or 35% year-to-date; France increased $48 or 1% in Second Quarter 1998 and decreased $501 or 6% year-to-date; and Brazil increased $1,640 or 86% in Second Quarter 1998 and increased $2,891 or 83% year-to-date. Operating revenues in France for the six months ended September 30, 1997 increased 9% over the same period in the prior year, but were down 6% in U.S. dollars due to a stronger U.S. dollar during the first six months of Fiscal 1998. Excluding Japan, United Kingdom, France and Brazil, the remaining International business units grew $1,813 or 20.8% in Second Quarter 1998 and increased $3,673 or 21.8% year-to-date. The growth in International revenue for both the quarter end and year-to-date was due to an increase in the number of orders as well as the success of new product sales.

         Gross profit margin for the three and six month periods ended September 30, 1997 was 50.6% and 51.0%, respectively, compared to 53.8% for both of the same periods last year. The decrease in gross profit margin is due to the combined effects of an increase in medium and large orders, which receive larger discounts and hence carry slightly lower profit margins than small orders, and the impact of branded products sales, introduced in the last quarter of Fiscal 1997.

         Selling, general and administrative ("SG & A") expense as a percentage of revenues for the three and six month periods ended September 30, 1997 was 30.2% and 30.3%, respectively, compared to 32.4% and 32.6% for the same periods last year. SG & A expense decreased as a percentage of revenues as the Company was able to leverage its existing support structure. The dollar increases from the same periods in the prior year of $2,323 and $4,248 for the three and six months ended September 30, 1997 relate to additional marketing and personnel costs primarily at the International locations.

         Operating income before amortization for the three and six month periods ended September 30, 1997 increased $1,993 and $4,088, respectively, over the same periods last year. Intangibles amortization for the three and six month periods ended September 30, 1997 was consistent with the prior year, decreasing as a percentage of revenues.

         Net interest expense for the three and six month periods ended September 30, 1997 decreased from the same periods last year, $301 and $619, respectively, due to lower average borrowings and lower average interest rates.

         The estimated annual effective income tax rate for Fiscal 1998 is 41.5%, which is higher than the U.S. statutory rate of 35.0% primarily due to state income taxes and the unfavorable impact of non-deductible intangibles amortization.

LIQUIDITY AND CAPITAL RESOURCES

         In Second Quarter 1998, the Company paid down $4,847 of borrowings through cash flows from operations. This paydown offset the increase in borrowings of $2,224 in First Quarter 1998, and enabled the Company to reduce debt by $2,623 as of the end of the first six months of Fiscal 1998. Borrowings increased in First Quarter 1998 to increase inventory levels to stock new products, support overall business growth, and strengthen order fulfillment rates. As of September 30, 1997, the Company had cash and cash equivalents of $1,245, working capital of $50,525, and long-term debt of $17,359.

         The Company's total debt at September 30, 1997 of $26,680 was comprised of $9,300 under the Mellon Credit Agreement, dated as of May 6, 1994, among the Company and Mellon Bank, as amended (the "Mellon Credit Agreement"), $16,000 aggregate principal amount of 8.81% Senior Notes, and $1,380 of various other loans. The weighted average interest rate on all indebtedness of the Company as of September 30, 1997 was approximately 8.2% compared to 8.3% as of September 30, 1996. In addition, at September 30, 1997 the Company had $30,340 of additional funds available under the Mellon Credit Agreement.

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce foreign currency exposure related to certain intercompany inventory transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables.

         At September 30, 1997, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $4.6 million, with contract rates ranging from 112.29 to 114.75 Yen per U.S. dollar, and will expire over the next six months. The effect of these contracts on net income for the three and six month periods ended September 30, 1997 was not material.

         The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). As required by the SFAS, the Company will adopt the new standard in the quarter ended December 31, 1997, and restate all prior periods. The Company has reviewed SFAS No. 128 and determined that had the SFAS been adopted during Fiscal 1998, basic and diluted EPS would have been $0.45 and $0.42, respectively, for the Second Quarter 1998, and $0.85 and $0.81, respectively for the six month period ended September 30, 1997.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                            PART II OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 11, 1997, the Company held its annual meeting of stockholders. The four matters voted upon at the annual meeting were: (i) the election of directors; (ii) the amendment to the 1992 Stock Option Plan ("the Plan") to increase the number of shares authorized under the Plan; (iii) the amendment to the Second Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized under the Plan; and (iv) the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 1998.

         Each of the Company's nominees for director was re-elected at the annual meeting by the following vote:

                                 SHARES        SHARES        SHARES         BROKER
                                VOTED FOR     WITHHELD      ABSTAINING     NON-VOTES
                                ---------     --------      ----------     ---------

William F. Andrews             13,778,607      321,093          0               0
Michael E. Barker              13,778,437      321,263          0               0
Jeffery M. Boetticher          13,778,637      321,063          0               0
William R. Newlin              13,778,637      321,063          0               0
William Norred                 13,778,637      321,063          0               0
Brian D. Young                 13,778,637      321,063          0               0
Fred C. Young                  13,778,637      321,063          0               0


         The amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan was approved by the following vote:

            SHARES           SHARES VOTED          SHARES            BROKER
          VOTED FOR            AGAINST           ABSTAINING         NON-VOTES
          ---------            -------           ----------         ---------

          12,564,911          1,509,838            24,951               0



         The amendment to the Second Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized under the Plan was approved by the following vote:

            SHARES           SHARES VOTED          SHARES            BROKER
          VOTED FOR            AGAINST           ABSTAINING         NON-VOTES
          ---------            -------           ----------         ---------

          13,687,792           375,490              7,199            29,219

         The appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 1998 was approved by the following vote:

            SHARES           SHARES VOTED          SHARES            BROKER
          VOTED FOR            AGAINST           ABSTAINING         NON-VOTES
          ---------            -------           ----------         ---------

          14,089,279            2,900               7,521               0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

                 3.1 Second Restated Certificate of Incorporation, as amended on August 13, 1997

                10.1     1992 Stock Option Plan, as amended on August 13, 1997

                27.1     Financial Data Schedules

         (b) Reports on Form 8-K.

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BLACK BOX CORPORATION

                                 By: /s/ Anna M. Baird
                                     --------------------------
                                     Anna M. Baird, Vice President
                                     and Chief Financial Officer
                                     November 10, 1997

                                 EXHIBIT INDEX


Exhibit
-------
No.
---

3.1    Second Restated Certificate of Incorporation, as amended on August 13,
       1997

10.1   1992 Stock Option Plan, as amended on August 13, 1997

27.1   Financial Data Schedules