Form 10-Q
period 1997-12-31
BLACK BOX CORP
filed 1998-02-06
CIK 849547

                                                              1998 Third Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
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

                       YES _X_                      NO ___

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of January 30, 1998 was 16,765,110 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                                    December 31,            March 31,
ASSETS                                                                                  1997                  1997
                                                                                     ----------            ----------
Current assets:
       Cash and cash equivalents                                                       $ 1,251               $ 1,353
       Accounts receivable, net of allowance for doubtful
             accounts of $2,666 and $2,499, respectively                                42,688                43,900
       Inventories, net                                                                 36,644                30,435
       Other current assets                                                             10,535                 8,227
                                                                                     ---------             ---------
                              Total current assets                                      91,118                83,915

Property, plant and equipment, net of accumulated depreciation
       of $13,655 and $11,772, respectively                                             12,980                12,923
Intangibles, net of accumulated amortization of $24,009 and
       $21,165, respectively                                                            73,111                75,955
Other assets                                                                               478                   486
                                                                                     =========             =========
                              Total assets                                           $ 177,687             $ 173,279
                                                                                     =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                                    $ 9,301               $ 8,128
       Accounts payable                                                                 17,544                19,924
       Accrued expenses                                                                  8,967                11,815
       Accrued income taxes                                                              4,362                 5,816
                                                                                     ---------             ---------
                              Total current liabilities                                 40,174                45,683

Long-term debt                                                                           8,051                21,175
Other liabilities, primarily deferred taxes                                             11,787                12,157

Stockholders' equity:
       Preferred Stock authorized 5,000,000; par value $1.00; none issued and outstanding
       Common stock authorized 40,000,000; par value $.001; issued
         and outstanding 16,689,471 and 16,518,682, respectively                            17                    17
       Additional paid-in capital                                                       31,792                29,897
       Retained earnings                                                                88,419                66,504
       Cumulative foreign currency translation adjustments                              (2,553)               (2,154)
                                                                                     ---------             ---------
                              Total stockholders' equity                               117,675                94,264
                                                                                     ---------             ---------
                              Total liabilities and stockholders' equity             $ 177,687             $ 173,279
                                                                                     =========             =========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                                    Three month period ended   Nine month period ended
                                                            December 31,             December 31,
                                                         1997        1996         1997        1996
                                                        -------     -------     --------    --------
Revenues                                                $68,184     $58,589     $201,313    $169,289
     Cost of sales                                       33,443      27,453       98,663      78,580
                                                        -------     -------     --------    --------
Gross profit                                             34,741      31,136      102,650      90,709

     Selling, general and
          administrative expenses                        20,564      18,736       60,893      54,817
     Intangibles amortization                               945         963        2,851       2,889
                                                        -------     -------     --------    --------
Operating income                                         13,232      11,437       38,906      33,003

     Interest expense, net                                  593         839        2,140       3,005
     Other income/expenses, net                            (184)         63         (350)        119
                                                        -------     -------     --------    --------
Income before income taxes                               12,823      10,535       37,116      29,879

     Provision for income taxes                           5,082       4,425       15,201      12,739
                                                        -------     -------     --------    --------
Net income                                              $ 7,741     $ 6,110     $ 21,915    $ 17,140
                                                        =======     =======     ========    ========


Basic earnings per common share                         $  0.46     $  0.37     $   1.31    $   1.05
                                                        =======     =======     ========    ========
Diluted earnings per common share                       $  0.44     $  0.35     $   1.24    $   0.99
                                                        =======     =======     ========    ========
Weighted average common shares                           16,676      16,454       16,610      16,385
                                                        =======     =======     ========    ========
Weighted average common and
     common equivalent shares                            17,762      17,691       17,652      17,237
                                                        =======     =======     ========    ========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                            Common Stock      Additional
                                                        -------------------     Paid-in   Retained  Translation
                                                          Shares     Amount     Capital   Earnings   Adjustment      Total
                                                        ----------   ------   ----------  --------  -----------   ---------
Balance at March 31, 1996                               16,302,254     $ 16     $ 25,904  $ 42,209       $ (988)   $ 67,141

   Net income for the year
       ended March 31, 1997                                               -            -    24,295            -      24,295
   Exercise of options                                     216,428        1        2,473         -            -       2,474
   Tax benefit from exercised options                            -        -        1,520         -            -       1,520
   Foreign currency translation                                                                                           -
      adjustments                                                -        -            -         -       (1,166)     (1,166)
                                                        ----------   ------   ----------  --------  -----------   ---------

Balance at March 31, 1997                               16,518,682       17       29,897    66,504       (2,154)     94,264

   Net income for the nine month
      period ended December 31, 1997                             -        -            -    21,915            -      21,915
   Exercise of options                                     170,789        -        1,232         -            -       1,232
   Tax benefit from exercised options                            -        -          663         -            -         663
   Foreign currency translation                                                                                           -
      adjustments                                                -        -            -         -         (399)       (399)
                                                        ----------   ------   ----------  --------  -----------   ---------
 Balance at December 31, 1997                           16,689,471     $ 17     $ 31,792  $ 88,419     $ (2,553)  $ 117,675
                                                        ==========   ======   ==========  ========  ===========   =========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                Nine month period ended
                                                                                      December 31,
                                                                                  1997           1996
                                                                                --------       --------
Cash flows from operating activities:
       Net income                                                               $ 21,915       $ 17,140
       Adjustments to reconcile net income to cash provided
        by operating activities:
           Intangibles amortization                                                2,844          2,835
           Depreciation                                                            1,896          1,712
           Other                                                                       4            (77)
       Changes in working capital items:
           Account receivable, net                                                 1,212         (1,475)
           Inventories, net                                                       (6,233)        (6,320)
           Other current assets                                                   (2,280)          (972)
           Accounts payable                                                       (2,380)           343
           Accrued expenses                                                       (4,673)           297
                                                                                --------       --------
       Cash provided by operating activities                                      12,305         13,483
                                                                                --------       --------
Cash flows from investing activities:
           Capital expenditures                                                   (1,953)        (1,713)
           Dividend from joint ventures                                                -             64
                                                                                --------       --------
       Cash used in investing activities                                          (1,953)        (1,649)
                                                                                --------       --------
Cash flows from financing activities:
           Repayment of borrowings                                               (85,520)       (55,725)
           Proceeds from borrowings                                               73,569         39,673
           Proceeds from exercise of options                                       1,895          3,418
                                                                                --------       --------
       Cash used in financing activities                                         (10,056)       (12,634)
                                                                                --------       --------
Foreign currency translation adjustment                                             (398)           443
                                                                                --------       --------
Decrease in cash and cash equivalents                                               (102)          (357)
Cash and cash equivalents at beginning of period                                   1,353          1,924
                                                                                --------       --------
Cash and cash equivalents at end of period                                      $  1,251       $  1,567
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

NOTE 2 - FISCAL YEARS AND INTERIM PERIODS

         The Company has a 52 or 53 week fiscal year that ends on the Sunday nearest March 31. Each fiscal quarter consists of 13 weeks. The last quarter is adjusted for those years which have 53 weeks. The ending dates for the periods ended December 31, 1997, March 31, 1997 and December 31, 1996 were actually December 28, 1997, March 30, 1997 and December 29, 1996, respectively.

NOTE 3 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                                             December 31,             March 31,
                                                                 1997                    1997
                                                            --------------            ---------
         Raw materials                                      $        2,322            $   2,152
         Work-in-process                                                70                   28
         Finished goods                                             36,146               29,865
         Inventory reserve                                          (1,894)              (1,610)
                                                            --------------            ---------
         Inventory, net                                     $       36,644            $  30,435
                                                            ==============            =========

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

         At December 31, 1997, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $2.3 million, with contract rates ranging from 112.29 to 113.44 Yen per U.S. dollar, and will expire over the next three months. The effect of these contracts on net income for the three and nine month periods ended December 31, 1997 was not material.

NOTE 5 - ADOPTION OF NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in financial statements. As required by the SFAS, the Company expects to adopt the new standard in the first quarter Fiscal 1999. The Company has reviewed SFAS No. 130 and determined that the only component of comprehensive income which applies to the Company will be foreign currency translation adjustments currently recorded directly to Stockholder's Equity in accordance with SFAS No. 52.

NOTE 6 - EARNINGS PER SHARE

         Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents using the treasury stock method.

                                                      THREE MONTH PERIOD                       NINE MONTH PERIOD
                                                      ENDED DECEMBER 31,                       ENDED DECEMBER 31,
                                                  1997                   1996               1997               1996
                                                 ------                 ------            -------            -------
Net income for earnings per
  share computation                              $7,741                 $6,110            $21,915            $17,140
                                                 ======                 ======            =======            =======

Basic earnings per common share:
    Weighted average common
       shares                                    16,676                 16,454             16,610             16,385
                                                 ======                 ======             ======             ======

Basic earnings per common
  share                                           $0.46                  $0.37              $1.31              $1.05
                                                  =====                  =====              =====              =====

Diluted earnings per common share:
    Weighted average common
      shares                                     16,676                 16,454             16,610             16,385
    Shares issuable from
      assumed conversion of
      common stock equivalents                    1,086                  1,237              1,042                852
                                                  -----                  -----              -----                ---
    Weighted average common
      and common equivalent
      shares                                     17,762                 17,691             17,652             17,237
                                                 ======                 ======             ======             ======

Diluted earnings per common
  share                                           $0.44                  $0.35              $1.24              $0.99
                                                  =====                  =====              =====              =====

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

RESULTS OF OPERATIONS

         The table below should be read in conjunction with the following discussion (percentages are based on total revenues).

                                           THREE MONTH PERIOD        NINE MONTH PERIOD
                                           ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                           1997          1996        1997         1996
                                        ----------   ----------   ----------   ----------
Revenues                                  $68,184      $58,589     $201,313     $169,289
                                        ==========   ==========   ==========   ==========
Revenues:
     U.S./Canada                             49.9%        51.2%        52.1%        53.7%
     International                           50.1         48.8         47.9         46.3
                                        ----------   ----------   ----------   ----------
           Total                            100.0        100.0        100.0        100.0
Cost of sales                                49.0         46.9         49.0         46.4
                                        ----------   ----------   ----------   ----------
     Gross profit                            51.0         53.1         51.0         53.6
Selling, general and
  administrative expenses                    30.2         31.9         30.3         32.4
                                        ----------   ----------   ----------   ----------
     Operating income
        before amortization                  20.8         21.2         20.7         21.2
Intangibles amortization                      1.4          1.7          1.4          1.7
                                        ----------   ----------   ----------   ----------
     Operating income                        19.4%        19.5%        19.3%        19.5%
                                        ==========   ==========   ==========   ==========

         Revenues for the three and nine month periods ended December 31, 1997 increased 16.4% and 18.9%, respectively, over the comparable periods for the prior year, reflecting strong growth worldwide. For the three months ended December 31, 1997 ("Third Quarter 1998"), U.S./Canada revenues increased 13.5% over the three months ended December 31, 1996 ("Third Quarter 1997"). For the nine months ended December 31, 1997, U.S./Canada revenues increased 15.4% over the same period in the prior year. U.S./Canada revenue growth for the quarter was primarily driven by the continued success of new product sales while year-to-date revenue growth was driven by both the success of new product sales and an increase in the number of medium and large orders.

         Reported revenues from International operations for Third Quarter 1998 increased 19.4% over Third Quarter 1997, and for the nine months ended December 31, 1997 increased 22.9% over the same periods in the prior year. If exchange rates had remained constant from the corresponding periods in the prior year, International revenues for the three and nine month periods ended December 31, 1997 would have increased 28.2% and 31.0%, respectively.

         Reported revenue dollar and percentage growth of the Company's largest subsidiaries over the comparable periods in the prior year were as follows:
Japan increased $967, or 15%, in Third Quarter 1998 and increased $4,201, or 23%, year-to-date; United Kingdom increased $1,465, or 28%, in Third Quarter 1998 and increased $4,614, or 32%, year-to-date; France increased $504, or 10%, in Third Quarter 1998 and remained flat year-to-date; and Brazil increased $958, or 41%, in Third Quarter 1998 and increased $3,849, or 66%, year-to-date. Year-to-date reported revenues in France were flat compared to the same period in the prior year due to a stronger U.S. dollar during the first nine months of Fiscal 1998. Operating revenues in France for this period increased 15% over the prior year. Excluding Japan, United Kingdom, France and Brazil, the remaining International business units grew $1,660, or 17.4%, in Third Quarter 1998 and increased $5,333, or 20.2%, year-to-date. The growth in International revenue for both the quarter and year-to-date was due to an increase in the number of orders as well as the success of new product sales.

         Gross profit margin for both the three and nine month periods ended December 31, 1997 was 51.0%, compared to 53.1% and 53.6%, respectively, for the same periods last year. The decrease in gross profit margin is due to the combined effects of an increase in medium and large orders, which receive larger discounts and carry slightly lower profit margins than small orders, and the impact of branded products sales, introduced in the last quarter of Fiscal 1997.

         Selling, general and administrative ("SG & A") expense as a percentage of revenues for the three and nine month periods ended December 31, 1997 was 30.2% and 30.3%, compared to 31.9% and 32.4%, respectively, for the same periods last year. SG & A expense decreased as a percentage of revenues from last year as the Company was able to leverage its existing support structure. The dollar increases from the same periods in the prior year of $1,828 and $6,076 for the three and nine months ended December 31, 1997 relate to additional marketing and personnel costs primarily at the International locations.

         Operating income before amortization for the three and nine month periods ended December 31, 1997 increased $1,777 and $5,865, respectively, over the same periods last year. Intangibles amortization for the three and nine month periods ended December 31, 1997 was comparable to the prior year, decreasing as a percentage of revenues.

         Net interest expense for the three and nine month periods ended December 31, 1997 decreased $246 and $865, respectively, from the same periods last year due to lower average borrowings.

         The estimated annual effective income tax rate for Fiscal 1998 is 41.0%, which is higher than the U.S. statutory rate of 35.0% primarily due to state income taxes and the unfavorable impact of non-deductible intangibles amortization.

LIQUIDITY AND CAPITAL RESOURCES

         In Third Quarter 1998, the Company paid down $9,328 of borrowings through cash flows from operations, and reduced debt by $11,951 as of the end of the first nine months of Fiscal 1998. As of December 31, 1997, the Company had cash and cash equivalents of $1,251, working capital of $50,944 and long-term debt of $8,051.

         The Company's total debt at December 31, 1997 of $17,352 was comprised of $16,000 aggregate principal amount of 8.81% Senior Notes, and $1,352 of various other loans. The weighted average interest rate on all indebtedness of the Company as of December 31, 1997 was approximately 8.4% compared to 8.3% as of December 31, 1996. In addition, at December 31, 1997 the Company had $1,015 of letters of credit outstanding and $38,985 of funds available under the Mellon Credit Agreement, dated as of May 6, 1994, among the Company and Mellon Bank, as amended.

         The Company has entered, and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce foreign currency exposure related to certain intercompany inventory transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables.

         At December 31, 1997, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $2.3 million, with contract rates ranging from 112.29 to 113.44 Yen per U.S. dollar, and will expire over the next three months. The effect of these contracts on net income for the three and nine month periods ended December 31, 1997 was not material.

         The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in financial statements. As required by the SFAS, the Company expects to adopt the new standard in the first quarter Fiscal 1999. The Company has reviewed SFAS No. 130 and determined that the only component of comprehensive income which applies to the Company will be foreign currency translation adjustments currently recorded directly to Stockholder's Equity in accordance with SFAS No. 52.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                  Not applicable.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

                  27.1 Financial Data Schedule

         (b)      REPORTS ON FORM 8-K.

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BLACK BOX CORPORATION

                                               By: /S/ ANNA M. BAIRD
                                                   -----------------------
                                                   Anna M. Baird, Vice
                                                   President and
                                                   Chief Financial Officer
                                                   February 5, 1998

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------
    27.1              Financial Data Schedule