Form 10-K405
period 1998-03-31
BLACK BOX CORP
filed 1998-06-29
CIK 849547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/  /   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

/  /   Transition report pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 for the transition period from ________ to ________.

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

        Registrant's telephone number, including area code: 724-746-5500

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __x__    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /


Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               Yes __x__    No _____

Aggregate market value of outstanding Common Stock, $.001 par value, (the "Common Stock") held by non-affiliates of the Registrant at June 19, 1998, was $556,698,110 based on the closing sale price reported on the NASDAQ National Market for June 19, 1998. For purposes of this calculation only, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock at June 19, 1998, was 16,774,331.

                       Document Incorporated by Reference
                       ----------------------------------

Proxy Statement for 1998 Annual Meeting of Stockholders -- Part III

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

         The Company was incorporated in Delaware in 1987.

OVERVIEW. Black Box is a leading worldwide direct marketer and technical service provider of computer communications and networking equipment and services. In Fiscal 1998, the Company mailed 10.5 million catalogs and direct marketing pieces in 11 languages to targeted customers including MIS and business professionals, purchasing agents and resellers. Black Box catalogs offer businesses in 77 countries access to more than 7,000 computer communications and networking products, the majority of which carry the BLACK BOX(R) private label. The Company sells to businesses of all sizes around the world, including a majority of the Fortune 1000 companies in the U.S.

         Black Box differentiates itself from other direct marketers and distributors through its private label brand, BLACK BOX(R), and through unparalleled levels of technical support. The Black Box brand has earned a reputation for high quality and reliability since the Company was founded in 1976. Black Box complements its catalog mailings with over 130 technical support professionals, available seven days per week, 24 hours per day by phone, who are trained to understand complex computer communications problems and to recommend products which best meet customers' needs. Black Box's MIS and inventory management systems enable it to ship 95% of orders for stock products on the day the orders are received. The successful combination of cost-effective direct marketing and high value technical support has resulted in the Company's consistent growth in revenues and operating income and its high level of customer satisfaction.

         To take advantage of the increased utilization of computer systems and networks around the world, Black Box has consistently expanded its international presence every year. In Fiscal 1998, 48% of total revenues were generated outside of the U.S. and Canada. The Company operates subsidiaries in 14 countries including the United Kingdom, France, Japan and Brazil. In addition, the Company has distributor arrangements in 63 other countries. The Company continually assesses worldwide market and business conditions for continued growth in the worldwide marketplace.

         Since its inception, the Company has experienced consistent growth in revenues and profitability due to continual (1) delivery of high quality technical services on demand, (ii) enhancement of its global direct marketing activities, (iii) expansion of its product offerings and (iv) expansion of its operations worldwide.

INDUSTRY BACKGROUND. The rapidly growing need to interconnect new and existing computer resources over local and geographically dispersed areas continues to create an increased demand for computer communications and networking products. The continual development of new and often incompatible technologies has also made the task of creating and maintaining such systems increasingly complex. Manufacturers often do not provide sufficient technical advice or devices to connect or integrate their products with products of different manufacturers. Even sophisticated MIS staffs often require third party technical advice and a wide range of specialized computer communications and networking products to install and maintain computer systems. Black Box addresses these needs by providing its customers with a convenient and technically proficient means to purchase computer communications and networking solutions.

BUSINESS STRATEGY. Black Box's business strategy is to be a "one-stop shop" for organizations with simple to complex computer communications and networking needs who benefit from high levels of technical support and customer service. The Company believes that its combination of cost-effective direct marketing, technical support and customer service is the best method to sell into its markets. The Company's 21 years of experience in the industry have enabled it to compile an extensive database of loyal active accounts and establish the BLACK BOX(R) private label brand as the premier line of computer communications and networking solutions. The success of this strategy is evidenced by the Company's record of consistent growth in revenues and operating income and its high rate of repeat customers. Keys to the Company's success include the following:

         Unparalleled Technical Support. Black Box believes that its ability to provide in-depth technical support and prompt and efficient customer service is critical to its success. Black Box maintains a dedicated technical support staff, located in 14 different countries, that is available seven days per week, 24 hours a day to assist customers on product selection, service requirements, technical specifications and product compatibility both before and after purchase. The Company also has a dial-up automated fax-back service and web-based technical data for customers who need written comprehensive application and technical product details.

         Cost-Effective Direct Marketing. Because of the broad range of products sold, average order size of $645 in Fiscal 1998 and a geographically dispersed customer base, Black Box believes that its direct mail strategy is the most cost-effective and efficient way to sell products to both existing and prospective customers. The high quality, 700 page BLACK BOX(R) Catalog provides customers around the world access to a comprehensive range of computer communications and networking products, including complete technical specifications and recommended uses, and allows them to make technical decisions and purchases without leaving their offices. The Company believes that, in conjunction with the BLACK BOX(R) Catalog, its trained technical and customer support staffs can be a more effective sales tool than a more expensive traditional direct sales force.

         Proprietary Customer List. Over the past 21 years, the Company has built a proprietary mailing list containing approximately 1.7 million names representing nearly 700,000 customers. This database includes information on the past purchases of its customers. The Company routinely analyzes this data in an effort to enhance customer response and purchasing rates, increase average order size and ensure that targeted mailings reach specific customer groups. The Company believes that its proprietary list is a valuable asset that represents a significant competitive advantage and does not rent the list to other parties.

         Broad and Responsive Product Mix. The Black Box Catalogs offer over 7,000 products in 12 categories, the vast majority of which are BLACK BOX(R) private labeled. Black Box continuously refines its product mix based on information compiled from customers through the thousands of calls received daily to place orders, request technical assistance or develop custom products. Black Box also actively monitors communications industry technology and product developments to identify new product areas to respond to evolving customer needs. The Company also offers custom capabilities and sources products outside of its standard product set to meet a customer's exact specifications and requirements. Revenue from custom products has grown rapidly during the past several years.

         Quality Products and Brand Name. BLACK BOX(R) is a widely recognized brand name associated with high quality products and knowledgeable customer support services. The Company believes that the Black Box(R) tradename is important to its business. As a result, manufacturers of computer communications and networking products have sought to distribute their products under the BLACK BOX(R) private label to take advantage of this broad and cost-effective distribution channel. In 1994, Black Box received ISO9000 certification, becoming the first U.S. technical direct marketer to be so certified. In addition, the Australia, Brazil, France, Japan, Mexico and United Kingdom subsidiaries have also received the ISO certification. Rigorous quality control processes must be documented and practiced to earn and maintain

ISO9000 certification, which is increasingly required of vendors (like Black
Box) by the purchasing departments of many businesses around the world. Black Box guarantees all of its products by permitting customers to return or exchange them within the first 45 days. In addition, the Company provides warranties of at least one year and lifetime warranties with many products. In Fiscal 1998, Black Box became the first in the industry to introduce a warranty program offering full protection regardless of cause of failure, including accidental, surge or water damage.

         In-Stock Availability and Rapid Order Fulfillment. The Company has developed an efficient inventory management and order fulfillment systems that allow more than 95% of orders for standard product received before midnight ET to be shipped that same day.

GROWTH STRATEGY. The principal components of Black Box's growth strategy include
(i) expanded technical support services, (ii) enhanced global direct marketing activities, (iii) expanded product offerings and (iv) continued expansion worldwide.

         Expanded Technical Support Services. With the merger with ATIMCO Network Services, Inc. in Fiscal 1998, Black Box expanded its technical support services to include on-site design, installation and maintenance of connectivity solutions. The Company believes there is a large growing and lucrative market for these services worldwide, and expects to be able to provide such services in other major U.S. markets in the future.

         On June 22, 1998, the Company acquired through merger Associated Network Solutions, Inc. ("ANSI"). ANSI is a privately-held company that provides network design and installation services, premise cabeling and related products in the geographic markets of Northern and Central Florida.

         Enhanced Global Direct Marketing Activities. Black Box continues to make changes in its catalog design, improving product presentations, expanding technical information, and better use of eye-catching icons. In addition to the BLACK BOX(R) catalog, the Company also mails an interim New Product Supplement and, on a monthly basis, mini-catalogs featuring "hot new products" or specific products and applications. These regular mailings enable the Company to introduce new products more quickly than its twice per year BLACK BOX(R) Catalog distributions, and serve as a more cost-effective method to prospect for new customers and maintain contact with existing customers.

         In addition to producing state-of-the-art color catalogs, the Company publishes a family of technical guides on topics such as local and remote communications, power and data protection, and internetworking, as well as a monthly subscription technical newsletter, Connectivity NEWS(sm) that includes technical tips and application notes and discusses technology trends.

         Expanded Product Offerings. The Company serves markets which are growing rapidly and new products are continuously developed as a result of technological advances. In response to this dynamic environment, Black Box continues to broaden its existing product lines by offering line extensions and new technologies. In Fiscal 1998, the Company introduced 1,650 new products.

         Expansion Worldwide. In Fiscal 1998, Black Box's revenues outside the U.S. and Canada were $134.6 million, or 48% of total revenues. New technologies have typically been introduced and widely accepted in the United States before reaching many foreign countries. Consequently, Black Box believes that the international market for its products will continue to grow more rapidly than the U.S. market. Black Box currently distributes products in 77 countries through 13 subsidiaries, one joint venture and a network of third-party distributors.

CUSTOMERS. Black Box customers range from small organizations to many of the world's largest corporations and include educational institutions and federal, state and local governments. While Black Box's customers include the majority of the Fortune 1,000 companies, Black Box estimates that the majority of its active customers were non-Fortune 1,000 businesses. Many small and mid-sized companies lack the in-house expertise to evaluate and maintain increasingly complex computer systems and thus rely on Black Box's technical expertise, both before and after making purchases. Larger customers find the BLACK BOX(R) Catalog to be a convenient and comprehensive source for all their computer communications and networking needs and also utilize the Company's extensive base of technical knowledge. Additionally, the Company's overall average order size has increased consistently and was $645 in Fiscal 1998 compared to $620 in the prior year. The Company believes the increased average order size reflects the ability to sell products in volume, the successful introduction of more sophisticated, higher priced products and effective cross-selling and up-selling at the time of customer order.

         Black Box also provides products, service and support to over 10,000 domestic resellers who integrate and sell products directly to end users. In Fiscal 1998, the reseller program accounted for 26% of the revenues in North America and 17% of total revenues. The reseller program enables resellers to provide quality Black Box products to their end user customers who prefer to be serviced in person. This program provides the reseller with access to over 7,000 products, 24-hour technical support and rapid fulfillment that would be costly to replicate, manage and implement in their own operations. The customers of this program range from large distributors to small single proprietors who offer very specialized local solutions.

CATALOGS. Black Box was the first company to engage exclusively in the sale of a broad range of computer communications and networking products through direct marketing techniques. Black Box employs a distribution method based on the targeted mailing of comprehensive, fully-illustrated color catalogs and other promotional material directly to its customers who make systems design decisions.

Black Box's catalogs present a wide choice of items using a combination of product features and benefits, photographs, product descriptions, product specifications, compatibility charts, potential applications and other helpful technical information. The catalogs have a distinctive look and are recognized by Black Box's customers.

TECHNICAL SUPPORT. Black Box believes that its technical support is a critical component of its success. The Company's technical support personnel typically have technical or engineering backgrounds through education or relevant work experience. Technical support is available 24 hours per day, seven days per week, in 11 languages, and the Company's staff handles over 3,800 customer calls each day worldwide. Black Box also differentiates its technical support by providing very short customer wait times. Frequent contact between the Company's technical staff and customers enables it to modify existing products and/or introduce new products to meet changing applications and to identify emerging product trends.

CUSTOMER SERVICE. Black Box strives to make purchasing its products as convenient as possible. The Company's customer service group daily handles over 4,000 calls worldwide, and is available 24 hours from Monday through Friday and on Saturdays. Order entry and fulfillment occurs at the Company's Pittsburgh and subsidiary locations. Calls are received by well-trained inbound customer service representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. Using proprietary applications, each member of the customer service group has immediate access to customer files, including usage and billing information and real-time inventory levels. Using this data, inbound customer service personnel are also prompted by their computer screen to cross-sell selected products and to update customer list information. The Company regularly reviews performance to monitor productivity.

         Black Box also employs an outbound customer sales and service force to increase the frequency and order size of customer purchases. Black Box's telesales force is focused on expanding its customer list and improving the accuracy of its customer database. In addition, telesales personnel are utilized to obtain specifications for potential orders and to follow-up on such quotes. Black Box provides major account pricing to large corporate buyers and provides an assigned telesales representative who works with the corporate buyers to ensure that their requirements are satisfied.

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

WORLDWIDE OPERATIONS. The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This

200,000 square foot facility is on an 84 acre site that houses administrative, sales and marketing, manufacturing and service operations. In Fiscal 1998, Black Box began construction of a new 132,000 square foot distribution center expansion. The facility will assure adequate distribution capacity for the foreseeable future.

PRODUCTS. Black Box believes that the ability to offer a broad, innovative product line with plenty of new products, has been an important factor in consistently maintaining high growth rates and operating margins. Black Box currently offers private label, well known branded products and custom products aggregating more than 7,000. A majority of the 7,000 products carry the BLACK BOX(R) brand name.

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

         Black Box also operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location which currently supplies custom cable assemblies, switches and specialized active devices. The Company has chosen to manufacture certain products in-house when third-party sourcing is uneconomical or lead times cannot be met by third-parties. Sourcing decisions of in-house versus out-of-house are based upon a balance of quality, delivery, performance and cost. In Fiscal 1998, Black Box manufactured products represented approximately 16% of total revenues.

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

BACKLOG. Due to rapid order fulfillment, Black Box's backlog of orders is not significant to its operations. At March 31, 1998, the worldwide backlog of unfilled orders believed to be firm for Black Box products was approximately $3.3 million.

EMPLOYEES. As of March 31, 1998, the Company had approximately 892 employees worldwide. The Company's ATIMCO subsidiary holds a collective bargaining agreement with 25 employees. The agreement expires April 21, 2001. The Company believes that its relationship with its employees is good.

FINANCIAL INFORMATION. Financial information regarding the Company, including geographic sales data, is set forth in Item 8 of this Form 10-K.

COMPETITION. The Company competes with a variety of manufacturers, direct marketers, computer resellers and manufacturers' sales organizations. The Company also competes with the manufacturers of products that the Company sells under its private labels. The Company believes the principal competitive factors in its markets are product quality and selection, technical support, customer base and customer service. The Company believes it competes favorably with respect to these factors. The Company believes there are no dominate competitors in the industry. There are several direct marketing catalog competitors such as Micro Warehouse, Inc. CDW Computer Centers, Inc., and Viking Office Products who market like products in a similar manner.

ITEM 2 -- PROPERTIES

         The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 200,000 square foot facility on a sixteen-acre site houses administrative, sales and marketing, manufacturing and service operations. In Fiscal 1998, Black Box began construction of a new 132,000 square foot addition to its product distribution center. This building will stand on 6 acres of previously undeveloped land adjacent to the existing facility. The Company expects the new facility to be operational near the end of 1998. Black Box also owns 62 undeveloped acres adjacent to such site.

         The Company also owns or leases the following facilities:

                Location                 Own/Lease              Square Footage
                --------                 ---------              --------------

Melbourne, Australia                       Lease                  13,750
Zaventum, Belgium                          Lease                   7,300
Sao Paulo, Brazil                          Lease                  14,000
Ontario, Canada                            Lease                   7,500
Rungis, France                             Lease                  20,800
Hallbergmoos, Germany                      Lease                   6,700
Vimodrone, Italy                           Lease                   3,100
Tokyo, Japan                               Lease                  15,100
Mexico City, Mexico                        Lease                   6,500
Utrecht, Netherlands                       Lease                   5,400
Altendorf, Switzerland                     Lease                   9,800
Reading, England                            Own                   19,400

         The Company believes that its manufacturing facilities, located at its headquarters site, are adequate for its present level of production. The Company's other facilities, including the new distribution center, used primarily for sales and distribution, are also adequate given its present level of operations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective ages and positions are as follows:

Name                            Age                        Position with the Company
----                            ---                        -------------------------


Frederick C. Young              42           Chairman of the Board, Chief Executive Officer,
                                                President, and Secretary

Anna M. Baird                   41           Vice President, Chief Financial Officer, Treasurer

Kathleen Bullions               43           Vice President of Operations

------------

The following is a biographical summary of the experience of the executive officers of the Company:

                FREDERICK C. YOUNG, 42, was elected Chairman of the Board and Chief Executive Officer of the Company on June 24, 1998. He is currently President and Secretary of the Company and was elected a director of the Company on December 18, 1995. He served as Vice President and Chief Financial Officer, Treasurer and Secretary of Black Box Corporation since joining the Company in 1991 and was promoted to Senior Vice President and Chief Operating Officer in May 1996 and President in May 1997.

                ANNA M. BAIRD, 41, was promoted to Vice President, Chief Financial Officer, and Treasurer on May 9, 1997. She was Director of Finance since prior to March 1992.

                KATHLEEN BULLIONS, 43, was promoted to Vice President of Operations on May 9, 1997. She was Director of Operations since prior to March 1992.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market (trading symbol "BBOX"). On June 19, 1998, the last reported sale price of the Common Stock was $33-3/16 per share. The following table sets forth the quarterly high and low sale prices of the Common Stock as reported by the Nasdaq Stock Market during each of the Company's fiscal quarters following the MICOM spin-off on June 3, 1994. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                                               High                   Low
                                               ----                   ---
            Fiscal 1996

            1st Quarter                       17-1/8                 14-1/4
            2nd Quarter                       19-3/4                 14-1/2
            3rd Quarter                       18-3/4                 15-3/4
            4th Quarter                       18-1/2                 13-1/4

            Fiscal 1997

            1st Quarter                       24-3/4                 17
            2nd Quarter                       33-1/2                 19
            3rd Quarter                       41-1/2                 32
            4th Quarter                       43-1/4                 24-3/4

            Fiscal 1998

            1st Quarter                       39-1/2                 20-3/4
            2nd Quarter                       41-1/2                 33-3/4
            3rd Quarter                       46                     25
            4th Quarter                       40-1/4                 29-1/2

         At March 31, 1998, there were 137 holders of record.

         No cash dividends have been paid on the Common Stock. The Mellon Credit Agreement, dated May 6, 1994, between Black Box - PA and Mellon Bank, N.A., as amended (the "Mellon Credit Agreement"), and the associated Guarantee and Suretyship Agreement between the Company and Mellon Bank, N.A. (the "Mellon Guarantee") and the 8.81% Senior Notes and associated Guarantee Agreement limits the amount of dividends the Company can pay to its stockholders.

         On January 30, 1998, in connection with the acquisition of ATIMCO Network Services, Inc. ("ATIMCO"), the Company issued 68,115 shares of its Common Stock to the two (2) previous owners of ATIMCO. As a result of the transaction, ATIMCO became a wholly-owned subsidiary of the Company. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act and Regulation D promulgated thereunder. These exemptions were available because of the number and nature of the purchasers of the stock, the information provided to them, the lack of general solicitation and or advertisement in connection with the offer and sale of the stock, and the restrictions on transfer of the stock.

ITEM 6 -- SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical consolidated financial data for the Company for the periods indicated. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. The historical data presented below for Fiscal Years 1994 through 1998 were derived from the Consolidated Financial Statements of the Company.


                                                             Fiscal Year Ended March 31,
                                             -------------------------------------------------------------
Income Statement Data:                       1994          1995         1996          1997          1998
                                             ----          ----         ----          ----          ----
Revenues (1)                               $142,004      $164,766      $193,427     $232,158      $279,821
Cost of sales                                65,456        73,191        87,455      108,512       138,993
                                             ------        ------        ------      -------       -------
Gross profit                                 76,548        91,575       105,972      123,646       140,828
Selling, general &
  administrative expenses                    44,830        54,564        64,267       74,094        82,678
                                             ------        ------        ------       ------        ------
Operating income before
   amortization                              31,718        37,011        41,705       49,552        58,150
Intangibles amortization                      4,338         4,206         3,620        3,854         3,801
                                              -----         -----         -----        -----         -----
Operating income                             27,380        32,805        38,085       45,698        54,349
Interest expense, net                         7,137         6,400         5,757        3,649         2,652
Income from continuing operations
  before extraordinary item                  11,446        14,465        18,278       24,295        30,915
Income from discontinued
  operations                                  5,791            50            --           --            --
Extraordinary item                           (3,867)(2)        --            --           --            --
                                             ------        ------        ------       ------        ------
Net income                                  $13,370       $14,515       $18,278      $24,295       $30,915
                                            =======       =======       =======      =======       =======

Basic earnings per share:
Income from continuing operations             $0.73         $0.91         $1.13        $1.48         $1.85
  before extraordinary item
Income (loss) from discontinued                0.37            --            --           --            --
  operations
Extraordinary item                            (0.25)           --            --           --            --
                                             ------        ------        ------       ------        ------
Net income                                    $0.85         $0.91         $1.13        $1.48         $1.85
                                             ======        ======        ======       ======        ======

Diluted earnings per share:
Income from continuing operations             $0.71         $0.89         $1.10        $1.40         $1.75
  before extraordinary item
Income (loss) from discontinued                0.36            --            --           --            --
  operations
Extraordinary item                            (0.24)           --            --           --            --
                                             ------        ------        ------       ------        ------
Net income                                    $0.83         $0.89         $1.10        $1.40         $1.75
                                             ======        ======        ======       ======        ======

Balance Sheet Data (at end of period):

Working capital                             $34,208       $23,093       $30,049      $38,232       $61,504
Total assets                                186,261       152,132(3)    155,544      173,279       185,191
Total long-term debt                         80,474        56,775        41,142       21,175         8,043
Stockholders' equity                         65,347        47,115(3)     67,141       94,264       127,765

ADJUSTED BALANCE SHEET DATA:(4)

                                                               As of March 31,
                                   ------------------------------------------------------------------------
                                   1994            1995              1996             1997          1998
                                   ----            ----              ----             ----          ----

Working capital                      $23,683        $23,093          $30,049            $38,232    $61,504
Total assets                         150,722        152,132          155,544            173,279    185,191
Total long-term debt                  80,474         56,775           41,142             21,175      8,043
Stockholders' equity                  29,808         47,115           67,141             94,264    127,765

     (1)  Revenues are net of sales returns and allowances.

     (2) Represents the write-off of the original issue discount remaining on the then outstanding notes in connection with the May 1994 refinancing.

     (3) The decrease in total assets and stockholders' equity from March 31, 1994 reflects the impact of the MICOM Spin-off.

     (4)  Adjusted to exclude the net assets of MICOM as of March 31, 1994.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

GENERAL: The table below should be read in conjunction with the following discussion (percentages are based on total revenues.)

                                     FISCAL YEAR ENDED MARCH 31,
-------------------------------------------------------------------------------
                                 1996              1997              1998
===============================================================================

Revenues                     $193,427           $232,158          $279,821
   North America                 56.9%              52.6%             51.9%
   International                 43.1               47.4              48.1
   Total                        100.0              100.0             100.0
===============================================================================

FISCAL 1998 COMPARED TO FISCAL 1997: Revenues for Fiscal 1998 were $279,821, an increase of 20.5% over Fiscal 1997 revenues of $232,158, reflecting strong growth worldwide. North American revenues increased to $145,177 from $122,133, or 18.9% over the prior year. The growth was driven by both the success of new product sales and an increase in the number of medium and large orders.

Reported revenues from International operations increased to $134,644 from $110,025, or 22.4% over the prior year. If exchange rates had remained constant from the prior year, International revenues would have increased 29.4% from Fiscal 1997.

Reported revenue dollar and percentage growth for the Company's largest subsidiaries were as follows: Japan increased $4,245, or 16.0%; United Kingdom increased $6,882, or 32.7%; France increased $907, or 5.0%; and Brazil increased $4,834, or 58.6%. Reported revenue growth in France was reduced due to a stronger U.S. dollar in Fiscal

1998, and without the currency effect, operating revenues increased 19.2% from the prior year. Excluding Japan, United Kingdom, France, and Brazil, the remaining International business units grew $7,771, or 21.6%, from Fiscal 1997. The overall growth in International revenues was due to an increase in the number of orders as well as the success of new product sales.

Gross profit in Fiscal 1998 increased to $140,828, or 50.3% of revenues, from $123,646, or 53.3% of revenues, in Fiscal 1997. The decrease in gross profit margin was due to the combined effects of an increase in medium and large orders, which receive larger discounts and carry slightly lower profit margins than small orders, and the impact of strong sales growth of the Company's local area networking product line which provides slightly lower gross margins. The revaluation of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 50.6% in Fiscal 1998 compared to 53.5% in Fiscal 1997.

Selling, general and administrative ("SG&A") expenses for Fiscal 1998 were $82,678, or 29.5% of revenues, an increase of $8,584 over SG&A expenses of $74,094, or 31.9% of revenues in Fiscal 1997. SG&A expense as a percentage of revenues decreased from last year as the Company was able to leverage its existing cost structure. The dollar increase over the prior year related to additional marketing and personnel costs, primarily at the International locations.

Operating income before amortization in Fiscal 1998 was $58,150, or 20.8% of revenues, compared to $49,552, or 21.3% of revenues, in Fiscal 1997. Intangibles amortization for the year was $3,801, comparable to the prior year amount of $3,854.

Net interest expense for Fiscal 1998 declined to $2,652 from $3,649 in Fiscal 1997 due to lower average borrowings.

The annual effective tax rate of 40.7% for Fiscal 1998 was higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, foreign income taxes higher than the U.S. rate, and the unfavorable impact of non-deductible intangibles amortization.

Net income for Fiscal 1998 was $30,915 compared to $24,295 in Fiscal 1997, an increase of 27.2%. This growth was primarily due to strong revenue growth in North America and Europe and the Company's ability to leverage its existing cost structure.

FISCAL 1997 COMPARED TO FISCAL 1996: Revenues for Fiscal 1997 were $232,158, an increase of $38,731, or 20.0%, over Fiscal 1996 revenues of $193,427. North American revenues increased to $122,133 from $109,980, or 11.1% over the prior year. The growth was the result of improved marketing programs and introductions of new products.

Reported revenues from International operations increased to $110,026 from $83,452, or 31.8% over the prior year. The growth was primarily as a result of strong marketing programs, new product introductions and the acquisition of the joint venture partner's interest in Black Box Australia.

In total, revenues at the Company's largest subsidiaries, Japan, United Kingdom and France, increased 25.0% from Fiscal 1996. The acquisition of the joint venture interest in Black Box Australia increased international revenues by approximately $4,300 in Fiscal 1997. The stronger U.S. dollar, particularly against the Japanese yen and French franc, reduced total Fiscal 1997 revenues by approximately $6,600 compared to Fiscal 1996.

Gross profit in Fiscal 1997 increased to $123,646, or 53.3% of revenues, from $105,972, or 54.8% of revenues, in Fiscal 1996. The decrease in gross profit margin was due primarily to the impact of a stronger US dollar in Fiscal 1997 compared to Fiscal 1996, resulting in an unfavorable impact from the revaluation of foreign denominated intercompany receivables. Excluding the impact of revaluing the intercompany receivables, the gross profit margin remained relatively constant at 53.6% in Fiscal 1997 compared to 53.9% in Fiscal 1996.

SG&A expenses for Fiscal 1997 were $74,094, or 31.9% of revenues, an increase of $9,827 over SG&A expenses of $64,267, or 33.2% of revenues, in Fiscal 1996. SG&A expense decreased as a percentage of revenues due to the leveraging of the Company's existing cost structure and the improvement in the Brazil operations compared to Fiscal 1996. The majority of the dollar increase was due to increased worldwide marketing expenditures and personnel costs primarily at the International locations. SG&A expenses included approximately $1,600 relating to expenses in Australia, which were more than offset by approximately $2,100 of favorable translation currency impact on expenses.

Operating income before amortization in Fiscal 1997 was $49,552, or 21.3% of revenues, compared to $41,705, or 21.6% of revenues, in Fiscal 1996. Intangibles amortization in Fiscal 1997 increased slightly to $3,854 from $3,620 in Fiscal 1996.

Net interest expense for Fiscal 1997 declined to $3,649 from $5,757 in Fiscal 1996 due primarily to lower average borrowings.

The annual effective tax rate of 42.0% for Fiscal 1997 was higher than the U.S. statutory rate of 35.0% primarily because of foreign subsidiary income tax rates higher than the U.S. statutory rate, state income taxes and the unfavorable impact of non-deductible intangibles amortization.

Net income for Fiscal 1997 was $24,295 compared to $18,278 in Fiscal 1996, an increase of 32.9%. This growth was primarily due to strong revenue growth in North America, Europe, and the Pacific Rim and the Company's ability to leverage its existing cost structure.

LIQUIDITY AND CAPITAL RESOURCES: The Company continues to meet all of its cash requirements through cash flow from operations. During Fiscal 1998, cash flow before debt reduction was $22,030 and the Company reduced debt by $12,823. The Company also made capital expenditures of $2,332 during Fiscal 1998. As of March 31, 1998, the Company had cash and cash equivalents of $10,560, working capital of $61,504 and long-term debt of $8,043. The Company's total debt at March 31, 1998 of $16,480 was comprised of $16,000 aggregate principal amount of 8.81% Senior Notes, and $480 of various other loans. The weighted average interest rate on all indebtedness of the Company as of March 31, 1998 was approximately 8.8% compared to 8.5% as of March 31, 1997. In addition, at March 31, 1998, the Company had $39,010 of additional funds available under the Mellon Credit Agreement.

The Mellon Credit Agreement provides for a maximum borrowing of $40,000 through March 31, 1999. Interest on borrowings is variable based on the Company's option of selecting the bank's prime rate (8-1/2 percent at March 31, 1998), the Euro-dollar rate plus an applicable margin, as defined in the agreement or Mellon's ABS rate plus an applicable margin, as defined in the agreement. The applicable margin added to the Euro-dollar rate and Mellon's ABS rate is adjusted each quarter based on the cash flow ratio, as defined in the agreement and can vary from 2 percent to 3/4 percent (3/4 percent at March 31, 1998).

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

The Company has entered into and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to these intercompany transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables. At March 31, 1998, the Company did not have any open forward contracts. During Fiscal 1998, the net impact from revaluing forward contracts was not material.

The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

YEAR 2000 COSTS: The Company has conducted a review of its computer systems to identify the systems that could be affected by Year 2000 issues and, in some cases, has made the required changes. The Company believes the remaining compliance work will be completed in a timely manner and that the overall cost of such work will not be material. The Company expenses such costs when incurred.

ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in financial statements. As required by SFAS No. 130, the Company expects to adopt the new standard in the first quarter Fiscal 1999. The Company has reviewed SFAS No. 130 and determined that the only component of comprehensive income which applies to the Company will be foreign currency translation adjustments currently recorded directly to Stockholder's Equity in accordance with SFAS No. 52.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report financial and descriptive information about their reportable operating segments. As required by SFAS No. 131, the Company will adopt the new statement in the fiscal year ended March 31, 1999 and apply it to interim financial statements in subsequent fiscal years.

INFLATION: The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price increases within the constraints of market competition.

FORWARD-LOOKING STATEMENTS: When included in this Annual Report on Form 10-K or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Black Box Corporation:

We have audited the accompanying consolidated balance sheets of Black Box Corporation (a Delaware corporation and the "Company") and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                             /s/ ARTHUR ANDERSEN LLP
                                             -----------------------
                                             Arthur Andersen LLP


Pittsburgh, Pennsylvania
 May 1, 1998

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED MARCH 31,
                                            -------------------------------------------------
                                              1996              1997              1998
---------------------------------------------------------------------------------------------
Revenues                                         $193,427         $232,158          $279,821
  Cost of sales                                    87,455          108,512           138,993
---------------------------------------------------------------------------------------------
Gross profit                                      105,972          123,646           140,828
  SG&A expense                                     64,267           74,094            82,678
  Intangibles amortization                          3,620            3,854             3,801
---------------------------------------------------------------------------------------------
Operating income                                   38,085           45,698            54,349
  Interest expense, net                             5,757            3,649             2,652
  Other expense (income), net                       (295)              160             (417)
---------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                              32,623           41,889            52,114
Provision for income taxes                         14,345           17,594            21,199
---------------------------------------------------------------------------------------------
Net income                                        $18,278          $24,295           $30,915
=============================================================================================
Basic earnings per common share                     $1.13            $1.48             $1.85
Diluted earnings per common share                   $1.10            $1.40             $1.75
---------------------------------------------------------------------------------------------
Weighted average common shares                     16,135           16,415            16,700
Weighted average common and common
  equivalent shares                                16,584           17,292            17,616
=============================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        MARCH 31,
                                                             ---------------------------------
                                                                  1997             1998
==============================================================================================
ASSETS
Current assets
  Cash and cash equivalents                                     $      1,353    $      10,560
  Accounts receivable, net of allowance for doubtful
  accounts of $2,499 and $2,655, respectively                         43,900           47,197
Inventories, net                                                      30,435           31,922
Prepaid catalog expenses                                               5,332            5,845
Other current assets                                                   2,895            4,303
----------------------------------------------------------------------------------------------
Total current assets                                                  83,915           99,827
Property, plant and equipment                                         12,923           12,782
Intangibles, net                                                      75,955           72,164
Other assets                                                             486              418
----------------------------------------------------------------------------------------------
Total assets                                                      $  173,279       $  185,191
==============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current debt                                                   $     8,128      $     8,437
  Accounts payable                                                    19,924           14,098
  Accrued compensation and benefits                                    5,688            5,940
  Other accrued expenses                                               6,127            6,582
  Accrued income taxes                                                 5,816            3,266
----------------------------------------------------------------------------------------------
Total current liabilities                                             45,683           38,323
Long-term debt                                                        21,175            8,043
Other liabilities, primarily deferred taxes                           12,157           11,060
Stockholders' equity
  Preferred stock authorized 5,000,000; par value
    $1.00; none issued and outstanding
  Common stock authorized 40,000,000; par value
    $.001; issued and outstanding 16,518,682 and
    16,765,110, respectively                                              17               17
  Additional paid-in capital                                          29,897           33,805
  Retaining earnings                                                  66,504           97,998
  Cumulative foreign currency translation                            (2,154)          (3,619)
  Dividend declared to former ATIMCO shareholders
    prior to merger                                                       --            (436)
----------------------------------------------------------------------------------------------
Total stockholders' equity                                            94,264          127,765
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $  173,279       $  185,191
==============================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                         COMMON STOCK         ADDITIONAL
                                      -------------------       PAID-IN      RETAINED     TRANSLATION     DIVIDEND
                                      SHARES       AMOUNT       CAPITAL      EARNINGS      ADJUSTMENT     DECLARED      TOTAL
=================================================================================================================================
BALANCE AT MARCH 31, 1995             16,061,557     $16           $23,169      $23,931            $(1)                  $47,115
Net income                                                                       18,278                                   18,278
Exercise of options                      240,697                     2,057                                                 2,057
Tax benefit from exercised
  options                                                              678                                                   678
Foreign currency translation
  adjustment                                                                                      (987)                    (987)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996             16,302,254      16            25,904       42,209           (988)                   67,141
Net income                                                                       24,295                                   24,295
Exercise of options                      216,428       1             2,473                                                 2,474
Tax benefit from exercised
  options                                                            1,520                                                 1,520
Foreign currency translation
  adjustment                                                                                    (1,166)                  (1,166)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997             16,518,682      17            29,897       66,504         (2,154)                   94,264
Net income                                                                       30,915                                   30,915
Contribution from merger                                                62          579                                      641
Issuance of common stock                  68,115
Exercise of options                      178,313                     2,038                                                 2,038
Tax benefit from exercised
   options                                                           1,808                                                 1,808
Foreign currency translation
   adjustments                                                                                  (1,465)                  (1,465)
Dividends declared to
   former ATIMCO
  shareholders prior to merger                                                                                 (436)       (436)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998             16,765,110     $17           $33,805      $97,998        $(3,619)       $(436)    $127,765
=================================================================================================================================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                             YEAR ENDED MARCH 31,
                                                              -------------------------------------------------
                                                                   1996             1997             1998
===============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $ 18,278         $ 24,295         $ 30,915
  Adjustments to reconcile net income to cash
  provided by operating activities
  Depreciation and amortization                                        6,057            6,199            6,325
  All other                                                            (109)               99             (48)
Changes in working capital items
  Accounts receivable, net                                           (6,235)          (8,529)          (2,795)
  Inventories, net                                                   (1,404)         (11,050)          (1,446)
  Other assets                                                       (1,609)            (660)          (1,860)
  Accounts payable                                                     4,179            7,214          (5,887)
  Accrued compensation and benefits                                    1,031            1,237              252
  Accrued expenses                                                   (1,135)              236              419
  Accrued income taxes                                               (1,070)            2,873          (3,618)
---------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                 17,983           21,914           22,257
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               (2,476)          (2,758)          (2,332)
  ATIMCO merger                                                           --               --              160
  Acquisition of joint venture                                            --            (934)               --
---------------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                  (2,476)          (3,692)          (2,172)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of borrowings                                           (50,894)         (68,407)         (94,028)
  Proceeds from borrowings                                            33,663           48,384           81,205
  Proceeds from the exercise of options                                2,057            2,474            3,846
  Dividends paid to former ATIMCO
    shareholders prior to merger                                          --               --            (436)
---------------------------------------------------------------------------------------------------------------
  Cash used in financing activities                                 (15,174)         (17,549)          (9,413)
---------------------------------------------------------------------------------------------------------------
  Foreign currency exchange impact on cash                             (955)          (1,244)          (1,465)
---------------------------------------------------------------------------------------------------------------
  (Decrease) increase in cash and cash equivalents                     (622)            (571)            9,207
  Cash and cash equivalents at beginning of year                       2,546            1,924            1,353
---------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                          $  1,924         $  1,353         $ 10,560
===============================================================================================================
  Interest paid                                                     $  6,445         $  3,663         $  2,749
===============================================================================================================
  Income taxes paid                                                 $ 14,495         $ 13,282         $ 16,107
===============================================================================================================

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

FISCAL YEARS AND INTERIM PERIODS: Prior to the fiscal year ended March 31, 1998, the Company followed a 52 or 53 week fiscal year that ended on the Sunday nearest March 31. Each fiscal quarter consisted of 13 weeks, and the last quarter was adjusted for those years having 53 weeks. For fiscal years ended March 31, 1998 and after, the Company changed the fiscal year end to March 31. The first three quarters consisted of 13 weeks, and the fourth quarter was adjusted to end on March 31. The ending dates for the years ended March 31, 1998, 1997 and 1996 were actually March 31, 1998, March 30, 1997 and March 31, 1996, respectively. For simplicity, March 31 is used for all year end references.

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

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances at March 31 are as follows:

                                                  1997              1998
============================================================================
Raw materials                                    $  2,152            $1,654
Work-in-process                                        28                41
Finished goods                                     29,865            33,081
Inventory reserve                                  (1,610)           (2,854)
----------------------------------------------------------------------------
Inventory, net                                   $ 30,435          $ 31,922
============================================================================


PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. The useful life for buildings and improvements is 30 years and for machinery and equipment is three to seven years. Maintenance and minor repair costs are charged to expense as incurred. Major replacements or betterment's are capitalized. When items are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and, if applicable, a gain or loss is recorded.

Property, plant and equipment balances, net of accumulated depreciation, at March 31 are as follows:

                                                    1997            1998
=============================================================================
Land                                                 $  1,962        $  1,962
Building and improvements                               9,750          10,087
Machinery and equipment                                12,983          14,964
-----------------------------------------------------------------------------
                                                       24,695          27,013
Accumulated depreciation                              (11,772)        (14,231)
-----------------------------------------------------------------------------
Property, plant and equipment, net                   $ 12,923        $ 12,782
=============================================================================

INTANGIBLES: Intangibles include the reorganization value in excess of amounts allocable to identifiable assets (the portion of the reorganization value which could not be attributed to specific, tangible or identifiable intangible assets), goodwill (the excess of the purchase cost over the fair value of the assets acquired) and tradename and trademarks. These intangibles are amortized over 20, 30 to 40, and 40 years, respectively. The intangible assets and associated accumulated amortization at March 31 are as follows:

                                                           1997           1998
================================================================================
Reorganization value in excess of amounts
  allocable to identifiable assets, less
  accumulated amortization of $16,096 and
  $18,880, respectively                                   $ 40,978     $ 38,194
--------------------------------------------------------------------------------
Goodwill, less accumulated amortization of $422
  and $527, respectively                                     3,682        3,577
--------------------------------------------------------------------------------
Tradename and trademarks, less accumulated
  amortization of $4,647 and $5,549, respectively           31,295       30,393
--------------------------------------------------------------------------------
Intangibles, net                                          $ 75,955     $ 72,164
================================================================================

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

FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's foreign subsidiaries, except for the subsidiaries located in Brazil and Mexico, are recorded in the local currency which is the functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using prevailing exchange rates at the appropriate balance sheet date and revenues and expenses are translated using an average monthly exchange rate. Translation adjustments resulting from this process are recorded as a separate component of "Stockholders' Equity" and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from transactions denominated in a currency other than the functional currency are included in net earnings. For the subsidiaries located in Brazil and Mexico, the U.S. dollar is the functional currency, hence a combination of current and historical rates is used in translating assets and liabilities and the related exchange adjustments are included in net earnings.

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

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to these intercompany transactions. These contracts have a term of 12 months or less and are with a major commercial bank. Accordingly, the Company expects the counterparty to the contracts to meet its obligations. On a monthly basis, the open contracts are revalued to the current exchange rates, and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables. At March 31, 1998, the Company did not have any open forward exchange contracts. During Fiscal 1998, the net impact from revaluing forward contracts was not material.

The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

EARNINGS PER SHARE: Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding, during the relevant periods. Diluted earnings per common share were computed under the treasury stock method based on the weighted average number of common shares issued and outstanding, plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents, less the number of shares assumed to be repurchased with the tax savings resulting from compensation expense of exercisable options.

USE OF ESTIMATES: The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying financial statements. Actual results could differ from those amounts.

NOTE 2: CHANGES IN BUSINESS

ACQUISITIONS AND NEW SUBSIDIARIES: In January 1998, the Company acquired through merger 100% of ATIMCO, a privately-held company that provides network design and installation services, premise cabling and related products. The acquisition was accounted for as a pooling of interests. The Company issued 68,115 shares of common stock in the transaction, which was accounted for by a pooling of interests. ATIMCO's revenues in Fiscal 1998 were $3,200. ATIMCO's results of operations are not considered material to the Company, and, as such, prior periods have not been restated.

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

In May 1995, the Company established a new wholly-owned subsidiary in Mexico City, Mexico, Black Box de Mexico, S.A. de C.V. ("Black Box Mexico").

In December 1994, the Company established a new majority-owned subsidiary in Sao Paulo, Brazil, Black Box do Brazil Industria e Comercia Ltda. ("Black Box Brazil"). The ownership agreement provides the Company with the option beginning in October 1997 and ending in September 1999 to purchase the minority shareholders' shares based on a defined price calculation. If the Company does not exercise its option prior to September 1999, the Company is required to purchase the minority shareholders' shares in October 1999 based on a defined price calculation. The minority shareholders are restricted from competing with Black Box Brazil for a period of two years after having any affiliation with Black Box Brazil. One of the minority shareholders is Michael E. Barker, a member of the Board of Directors of the Company. In November 1997, the Company exercised its option to repurchase the minority interest under the agreement. Mr. Barker has objected to the valuation of his interest and the matter is currently in arbitration.

DISCONTINUED OPERATIONS AND DISPOSALS: On June 3, 1994, the Company distributed all of the outstanding shares of MICOM Communications Corp. ("MICOM") common stock to all holders of the Company's outstanding common stock who held shares on May 20, 1994, the record date of distribution.

NOTE 3: INDEBTEDNESS

Long-term debt at March 31 is as follows:

                                                1997          1998
=====================================================================
Revolving credit                              $  5,100      $     --
Notes                                           24,000        16,000
Other debt                                         203           480
---------------------------------------------------------------------
                                                29,303        16,480
Less current portion                           (8,128)       (8,437)
---------------------------------------------------------------------
Long-term debt                                $ 21,175      $  8,043
=====================================================================

In May 1994, Black Box Corporation of Pennsylvania, a domestic operating subsidiary of the Company entered into a Revolving Credit Agreement with Mellon Bank, N.A. ("Mellon") for the purpose of refinancing the then existing revolving credit agreement and to provide additional working capital. On April 1, 1996, this agreement was amended to extend the term and modify the interest rate options. The current agreement, as amended, provides for a maximum borrowing of $40,000 through March 31, 1999. Interest on borrowings is variable based on the Company's option of selecting the bank's prime rate (8-1/2 percent at March 31, 1998), the Euro-dollar rate plus an applicable margin, as defined in the agreement or Mellon's Automated Borrowing Services ("ABS") rate plus an applicable margin, as defined in the agreement. The applicable margin added to the Euro-dollar rate and Mellon's ABS rate is adjusted each quarter based on the cash flow ratio, as defined in the agreement and can vary from 2 percent to 3/4 percent (3/4 percent at March 31, 1998). The agreement requires the Company to pay an annual commitment fee of 3/8 percent on the daily unborrowed portion of the total commitment. The agreement is unsecured; however, all borrowings are guaranteed by the Company, as parent. The agreement contains restrictive covenants which relate to levels of dividend payments and capital expenditures and various financial ratios. The Company is in compliance with these covenants.

In May 1994, the domestic subsidiary of the Company entered into a $40,000, five year Senior Note Agreement with certain financial institution parties for the purpose of refinancing a portion of the existing notes outstanding. The Senior Notes are payable in five equal installments of $8,000 per year starting in May 1995 and ending in May 1999. Interest on the notes is fixed at 8.81 percent and prepayments are permitted subject to the payment of a yield-maintenance amount, as defined in the agreement. The agreement is unsecured; however, all borrowings are guaranteed by the Company, as parent. The agreement contains restrictive covenants which relate to levels of dividend payments and capital expenditures and various financial ratios. The Company is in compliance with these covenants.

Other debt is composed of various bank, industrial revenue and third party loans secured by specific pieces of equipment and real property. Interest on these loans are fixed and range from 3 to 5 percent. The due dates occur at various times through May 2000.

At March 31, 1998, the Company had $990 of letters of credit outstanding.

The aggregated amount of the minimum principal payments for each of the five fiscal years subsequent to March 31, 1998 for all long-term indebtedness is as follows: 1999-$8,437; 2000-$8,040; 2001-$3; 2002-$0; 2003-$0.

The fair value of the Company's debt at March 31, 1998 approximates the carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

NOTE 4: INCOME TAXES

The domestic and foreign components of pretax income from continuing operations for the years ended March 31 are as follows:

                                   1996          1997           1998
=======================================================================
Domestic                       $   24,641     $   30,950    $   38,872
Foreign                             7,982         10,939        13,242
-----------------------------------------------------------------------
Consolidated                   $   32,623     $   41,889    $   52,114
=======================================================================

The provision for income tax charged to continuing operations for the years ended March 31 consists of the following:

                                    1996          1997           1998
=======================================================================
Current:
  Federal                         $  6,692       $  9,507      $  9,666
  State                              1,025          1,158           856
  Foreign                            4,713          7,045         7,579
-----------------------------------------------------------------------
Total current                       12,430         17,710        18,101
Deferred                             1,915          (116)         3,098
-----------------------------------------------------------------------
Provision for income taxes         $14,345        $17,594       $21,199
=======================================================================

Reconciliations between income taxes from continuing operations computed using the federal statutory income tax rate and the Company's effective tax rate for the years ended March 31 are as follows:

                                              1996        1997         1998
================================================================================
Federal statutory tax rate                   35.0%        35.0%       35.0%
Foreign taxes, net of foreign tax credits     5.9          0.6         2.8
Amortization of intangibles                   2.9          2.3         1.9
State income taxes, net of federal benefit    2.3          2.0         1.6
Other, net                                   (2.1)         2.1        (0.6)
--------------------------------------------------------------------------------
Effective tax rate                           44.0%        42.0%       40.7%
================================================================================

The components of deferred tax (liabilities) assets included in "Other Liabilities" at March 31 are as follows:

                                                                1997            1998
========================================================================================
Tradename and trademarks                                    $  (10,941)     $  (10,627)
State taxes                                                     (3,450)         (1,283)
Unremitted earnings of Japanese subsidiary                      (2,917)         (3,551)
Basis of fixed assets                                             (916)           (961)
Other                                                           (3,245)         (4,790)
----------------------------------------------------------------------------------------
Gross deferred tax liabilities                                 (21,649)        (21,212)
Net operating losses and foreign tax credit carryforwards         6,821           7,430
Other                                                             2,996           3,014
----------------------------------------------------------------------------------------
Gross deferred tax assets                                         9,817          10,444
----------------------------------------------------------------------------------------
Net deferred tax liabilities                                $  (11,832)     $  (10,768)
========================================================================================

At March 31, 1998, the Company had $45,090 of net operating loss carryforwards and $39,993 of alternative minimum tax loss carryforwards. As a result of the Company's reorganization in 1992 and concurrent ownership change, Section 382 of the Internal Revenue Code limits the amount of net operating losses available to the Company to approximately $600 per year. The carryforwards expire in the fiscal years 2004 through 2007; however, due to the limitation stated above, the Company expects to utilize only the unrestricted portion of the operating loss carryforwards, prior to expiration.

In general, except for certain earnings in Japan, it is management's intention to reinvest undistributed earnings of foreign subsidiaries, which aggregate approximately $13,000 based on exchange rates at March 31, 1998. However, from time to time, the foreign subsidiaries declare dividends to the U.S. parent, at which time the appropriate amount of tax is determined. Also, additional taxes could be necessary if foreign earnings were lent to the parent or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under noncancelable operating lease agreements, which contain provisions for certain rental adjustments as well as renewal options. Rent expense under these operating leases for the years ended March 31, 1998, 1997 and 1996 was $812, $809, and $868, respectively. At March 31, 1998, the minimum lease commitments for the next five years are as follows:
1999-$815; 2000-$742; 2001-$6; 2002-$0; 2003-$0.

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

NOTE 6: RELATED PARTY TRANSACTIONS

For a portion of Fiscal 1996, the Company had a services agreement with Odyssey Investors, Inc. ("Odyssey Investors"), a related party to the Company's former majority stockholder, which provided for an annual service fee. One-half of this service fee was paid to Odyssey Investors and one-half to Michael E. Barker, a member of the Board of Directors of the Company. For the year ended March 31, 1996, the Company expensed $113 under the agreement. In addition, Odyssey Investors was entitled to reimbursement of certain expenses incurred on behalf of the Company. For the year ended March 31, 1996, the Company paid, in the normal course of business, fees and expenses of $152. This agreement expired on December 22, 1995. No fees or expenses were paid to these parties in Fiscal 1997 and 1998. See Note 2 for other related party information.

NOTE 7: INCENTIVE COMPENSATION PLANS

PERFORMANCE BONUS: The Company has a variable compensation plan covering substantially all employees. This plan provides for the payment of a bonus based on certain annual performance targets. All payments are subject to approval by the Board of Directors upon the completion of the annual audit. In addition, the Company had an incentive compensation plan which covered certain key employees. Amounts paid under this plan were based on the attainment of certain operating targets over a three year period ending March 31, 1998. The amounts expensed under the variable and incentive compensation plans for the years ended March 31, 1996, 1997 and 1998 were $2,134, $2,954, and $2,084, respectively.

PROFIT SHARING AND SAVINGS PLAN: The Company has a Profit Sharing and Savings Plan ("Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code covering only U.S. employees. Under the Plan, participants are permitted to make contributions of up to 12 percent of their compensation, as defined. The Company matches 25 percent of the participant's contributions and increases its matching contribution percentage if the Company achieves specific revenue and profit targets established at the beginning of each fiscal year. The total Company contribution for the years ended March 31, 1996, 1997 and 1998 was $437, $505, and $523, respectively.

STOCK OPTION PLANS: The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the "Employee Plan"), and the 1992 Directors Stock Option Plan, as amended (the "Directors Plan"). The Employee Plan authorizes the issuance of options and stock appreciation rights ("SARs") up to 3,200 shares of Common Stock. Options are issued by the Board of Directors or Board Committee to key employees of the Company and generally become exercisable in equal amounts over a three year period. A portion of these options are held by MICOM employees as the options were granted prior to the spin-off of MICOM. Option prices are equal to the fair market value of the stock on the date of the grant and have been adjusted to reflect the effect of the MICOM distribution on June 3, 1994. No SARs have been issued.

The Directors Plan authorizes the issuance of options and SARs up to 75 shares of Common Stock. Options are issued by the Board of Directors or Board Committee and become exercisable in equal amounts over a three year period. Option prices are equal to the fair market value of the stock on the date of the grant and have been adjusted to reflect the effect of the MICOM distribution on June 3, 1994. No SARs have been issued.

The following is a summary of the Company's stock option plans for years ended March 31:

                                           1996                    1997                      1998
                                           ----                    ----                      ----
                                             WEIGHTED                WEIGHTED                  WEIGHTED
                                             AVERAGE                 AVERAGE                   AVERAGE
                                             EXERCISE                EXERCISE                  EXERCISE
                                  SHARES     PRICE        SHARES     PRICE         SHARES      PRICE
                                  ==========================================================================
Outstanding, beginning
  of the year                         1,305       $ 9.34      1,754        $11.96       1,750        $14.11
Granted                                 807        15.29        400         23.38       1,047         28.73
Exercised                             (239)         8.42      (214)         11.47       (178)         11.43
Forfeited                             (119)        12.96      (190)         16.70        (96)         19.43
------------------------------------------------------------------------------------------------------------
Outstanding, end of
  the year                            1,754       $11.96      1,750        $14.11       2,523        $20.17
Exercisable, end of year                511       $ 9.04        822        $10.54       1,119        $12.32

Weighted average fair
  value of options granted
  during the year                                  $7.77                   $11.89                    $14.92
============================================================================================================

The following table summarizes information about the stock options outstanding at March 31, 1998:

                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                               -------------------                -------------------
                                      WEIGHTED
                                      AVERAGE                 WEIGHTED                        WEIGHTED
RANGE OF                              REMAINING               AVERAGE                         AVERAGE
EXERCISE             NUMBER           CONTRACTUAL             EXERCISE       NUMBER           EXERCISE
PRICES               OUTSTANDING      LIFE                    PRICE          EXERCISABLE      PRICE
============================================================================================================
$7.77                         73       4.7 years                $  7.77         73             $   7.77
$8.92 - $9.35                 90       5.5 years                   9.35         90                 9.35
$9.78 - $13.06               555       6.3 years                  10.07        555                10.07
$13.65 - $15.75              482       7.2 years                  15.03        314                15.01
$20.50 - $24.75              474       8.6 years                  22.80         87                23.85
$30.25 - $35.19              849       9.7 years                  30.43         --                   --
============================================================================================================
$7.77  -  $35.19           2,523       8.0 years                $ 20.17      1,119             $  12.32
============================================================================================================

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

                                                      1997              1998
==============================================================================
Net income                      As reported          $24,295          $30,915
                                  Pro forma           23,024           28,570

Earnings per share              As reported          $  1.40          $  1.75
                                  Pro forma             1.32             1.62
==============================================================================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for the years ending March 31:

                                                      1997          1998
==============================================================================
Expected life (in years)                              7.0            7.3
Risk free interest rate                               6.6%           5.7%
Volatility                                             35%            50%
Dividend yield                                         --             --
==============================================================================

NOTE 8:  EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed under the treasury stock method based on the weighted average number of common shares issued and outstanding, plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents, less the number of shares assumed to be repurchased with the tax savings resulting from compensation expense of exercisable options. The following table details this calculation:

                                                                          YEAR ENDED MARCH 31,
                                                              -------------------------------------------
                                                              1996            1997              1998
==========================================================================================================
Net income for earnings per share computation                $   18,278      $   24,295        $   30,915
Basic earnings per common share:
   Weighted average common shares                                16,135          16,415            16,700
   Basic earnings per common share                                $1.13           $1.48             $1.85
------------------------------------------------------------------------ --------------- -- --------------
Diluted earnings per common share:
   Weighted average common shares                               $16,135          16,415            16,700
   Shares issuable from assumed conversion of common
     stock equivalents                                              556             998             1,049
   Shares buyable with tax savings from compensation
     expense of exercised options                                 (107)           (121)             (133)
------------------------------------------------------------------------ --------------- -- --------------
  Weighted average common and common equivalent
     shares                                                      16,584          17,292            17,616
  Diluted earnings per common share                               $1.10           $1.40             $1.75
==========================================================================================================

NOTE 9: SEGMENT INFORMATION

The Company operates in one industry segment as a direct marketer and technical service provider of computer communications and networking equipment and services to businesses of all sizes. Geographic segment information for the years ended March 31 is as follows:

                                                                                 CORPORATE AND
                                UNITED                                            INTERCOMPANY
                                STATES          EUROPE             OTHER          ELIMINATIONS     CONSOLIDATED
=====================================================================================================================
1996
Revenues                       $  141,638          $  48,761          $28,495          $ (25,467)          $ 193,427
Operating income (1)               31,982              5,174            2,715             (1,786)             38,085
Identifiable assets               128,729             30,132           16,257            (19,574)            155,544
---------------------------------------------------------------------------------------------------------------------
1997
Revenue                        $  165,730          $  58,488          $45,297          $ (37,357)          $ 232,158
Operating income (1)               36,027              5,781            6,212             (2,322)             45,698
Identifiable assets               152,043             28,146           24,585            (31,495)            173,279
---------------------------------------------------------------------------------------------------------------------
1998
Revenues                       $  200,428          $  69,576          $56,919          $ (47,102)          $ 279,821
Operating income (1)               42,479              6,153            7,410             (1,693)             54,349
Identifiable assets               165,649             33,089           25,500            (38,997)            185,191
=====================================================================================================================

(1) The amount presented represents local operating income which differs from the internal measurement used by the Company. Internally, intercompany profits generated in the US are allocated back to the location which records the third-party sale.

NOTE 10: QUARTERLY DATA (UNAUDITED)

                                    FIRST          SECOND          THIRD         FOURTH
                                   QUARTER        QUARTER         QUARTER        QUARTER          YEAR
============================================================================================================
FISCAL 1997
Revenues                            $  53,788       $  56,912      $  58,589      $  62,869      $  232,158
Gross profit                           28,978          30,595         31,136         32,937         123,646
Net income                              5,205           5,825          6,110          7,155          24,295
Basic earnings per
 common share                            0.32            0.36           0.37           0.43            1.48
Diluted earnings per
 common share                            0.31            0.34           0.35           0.41         1.40(1)
------------------------------------------------------------------------------------------------------------
FISCAL 1998
Revenues                            $  65,032       $  69,665      $  68,989      $  76,135      $  279,821
Gross Profit                           33,342          35,015         35,009         37,462         140,828
Net income                              6,962           7,459          7,863          8,631          30,915
Basic earnings per
 common share                            0.42            0.45           0.47           0.51            1.85
Diluted earnings per
 common share                            0.40            0.42           0.44           0.49            1.75
============================================================================================================


(1) Earnings per share for the year is less than the sum of the quarterly earnings per share due to the change in shares each quarter.

NOTE 11: SUBSEQUENT EVENT (UNAUDITED)

In June 1998, the Company acquired by merger 100% of Associated Network Solutions, Inc. ("ANSI"). ANSI is a privately-held company that provides network design and installation services, premise cabling and related products in the geographic markets of northern and central Florida. The Company will account for the acquisition as a pooling of interests. ANSI's results of operations are not expected to be material to the Company as a whole.

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

         The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Certain Board Committees" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

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

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners", "Compensation Committee Interlocks and Insider Participation -- Change of Control Agreement", "Compensation Committee Interlocks and Insider Participation -- Seperation Agreement", and "Security Ownership of Management" in the Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

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

                  (2)      Financial Statement Schedules

                           Report of Independent Public Accountants on
                           Supplemental Schedules

                           Schedule II - Valuation and Qualifying Accounts

                  (3)      Exhibits

                           Exhibit
                           Number                Description
                           ------                -----------

                            3(i)       Second Restated Certificate of
                                       Incorporation of the Company, as
                                       amended (15)

                            3(ii)      Restated Bylaws, as amended (2)

                            10.1       1992 Stock Option Plan, as amended (1)

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

             10.6(ii) Amendment to Guarantee Agreement between Black Box Corporation and Holders, dated November 21, 1996 (14)

             10.7(i) Credit Agreement, dated as of May 6, 1994, between Mellon and Black Box - PA (7)

             10.7(ii) First Amendment to Credit Agreement, dated March 30, 1995 (9)

             10.7(iii)     Second Amendment to the Credit Agreement between
                           Black Box - PA and Mellon, dated August 1, 1995 (10)

             10.7(iv) Third Amendment to the Credit Agreement between Black Box - PA and Mellon, dated April 1, 1996 (12)

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

             10.19         Executive Incentive Program Summary (1996-1998) (12)


             10.20 Subscription Agreement and Plan of Acquisition of BBOX Holding Company by Black Box Corporation dated November 21, 1996 (14)

             10.21 Guaranty and Suretyship Agreement between BBOX Holding Company and Mellon, dated November 21, 1996
                           (14)

             10.22 Holding Company Guarantee Agreement between BBOX Holding Company and Holders, dated November 21, 1996
                           (14)

             10.23         Executive Incentive Program Summary (1999-2001) (1)

             10.24 Separation Agreement, dated as of June 23, 1998, between the Company and Jeffrey M. Boetticher (1)

             21            Subsidiaries of the Company (1)

             23.1 Consent and Report of Arthur Andersen LLP, independent public accountants (1)

             27.1          Financial Data Schedule (1)

             27.2 Restated Financial Data Schedule for Form 10-Q for the Fiscal 1998 Third Quarter (1)

             27.3 Restated Financial Data Schedule for Form 10-Q for the Fiscal 1998 Second Quarter (1)

             27.4 Restated Financial Data Schedule for Form 10-Q for the Fiscal 1998 First Quarter (1)

             27.5 Restated Financial Data Schedule for Form 10-K for Fiscal 1997 (1)

             27.6 Restated Financial Data Schedule for Form 10-Q for Fiscal 1997 Third Quarter (1)

             27.7 Restated Financial Data Schedule for Form 10-Q for Fiscal 1997 Second Quarter (1)

             27.8 Restated Financial Data Schedule for Form 10-Q for Fiscal 1997 First Quarter (1)

             27.9 Restated Financial Data Schedule for Form 10-K for Fiscal 1996 (1)


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

(15) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 10, 1997, and incorporated herein by reference.

(b)          Reports on Form 8-K.
             None.

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

                                BLACK BOX CORPORATION

Dated:  June 19, 1998             /s/ ANNA M. BAIRD
                           ----------------------------------------------
                           Anna M. Baird, Vice President, Chief Financial Officer, Treasurer, and principal accounting officer

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

              Signatures                               Capacity                                Date
              ----------                               --------                                ----


        /s/ WILLIAM F. ANDREWS                         Director                            June 19, 1998
----------------------------------------
          William F. Andrews


                                                       Director                            June 19, 1998
----------------------------------------
           Michael E. Barker


       /s/ JEFFERY M. BOETTICHER              Director, Chairman of the                    June 19, 1998
----------------------------------------      Board, and Chief Executive
         Jeffery M. Boetticher                         Officer


         /s/ WILLIAM R. NEWLIN                         Director                            June 19, 1998
----------------------------------------
           William R. Newlin


          /s/ WILLIAM NORRED                           Director                            June 19, 1998
----------------------------------------
            William Norred


          /s/ BRIAN D. YOUNG                           Director                            June 19, 1998
----------------------------------------
            Brian D. Young


           /s/ FRED C. YOUNG                          Director,                            June 19, 1998
----------------------------------------      President, Chief Operating
             Fred C. Young                      Officer, and Secretary

          /s/ ANNA M. BAIRD                   Vice President, Chief Financial              June 19, 1998
----------------------------------------         Officer, Treasurer, and
         Anna M. Baird                         principal accounting officer


                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Black Box Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Black Box Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated May 1, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  /s/ ARTHUR ANDERSEN LLP
                                                  -----------------------
                                                  Arthur Andersen LLP


Pittsburgh, Pennsylvania
 May 1, 1998

                                                                  SCHEDULE II

                              BLACK BOX CORPORATION

                       VALUATIONS AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)



                                                     BALANCE AT         ADDITIONS
                                                     BEGINNING         CHARGED TO       REDUCTIONS        BALANCE AT
                                                        OF              COSTS AND          FROM             END OF
                    DESCRIPTION                       PERIOD             EXPENSES        RESERVES           PERIOD
                    -----------                       ------             --------        --------           ------

YEAR ENDED MARCH 31, 1996
  Inventory reserves                                   $1,273            $1,047            $  672            $1,648
  Allowance for unrealizable accounts/sales
  returns                                              $2,059            $1,163            $  815            $2,407

YEAR ENDED MARCH 31, 1997
  Inventory reserves                                   $1,648            $1,398            $1,436            $1,610
  Allowance for unrealizable accounts/sales
  returns                                              $2,407            $  664            $  572            $2,499

YEAR ENDED MARCH 31, 1998
  Inventory reserves                                   $1,610            $3,653            $2,409            $2,854
  Allowance for unrealizable accounts/sales
    returns                                            $2,499            $1,333            $1,177            $2,655