Form 10-Q
period 1998-06-30
BLACK BOX CORP
filed 1998-08-11
CIK 849547

                                                              1999 First Quarter



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
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


                                  724-746-5500
               Registrant's telephone number, including area code


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

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of July 31, 1998 was 16,962,739 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (In thousands, except share amounts)

                                                                              (Unaudited)
                                                                                June 30,      March 31,
ASSETS                                                                            1998          1998
                                                                               ---------      ---------
Current assets:
       Cash and cash equivalents                                               $  10,762      $  10,560
       Accounts receivable, net of allowance for doubtful
             accounts of $2,442 and $2,655, respectively                          42,828         47,197
       Inventories, net                                                           32,535         31,922
       Other current assets                                                        7,948         10,148
                                                                               ---------      ---------
                                Total current assets                              94,073         99,827

Property, plant and equipment, net of accumulated depreciation
       of $15,278 and $14,231 respectively                                        13,515         12,782
Intangibles, net of accumulated amortization of $25,901 and
       $24,956, respectively                                                      71,219         72,164
Other assets                                                                         451            418
                                                                               ---------      ---------
                                Total assets                                   $ 179,258      $ 185,191
                                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                            $   9,550      $   8,437
       Accounts payable                                                            9,338         14,098
       Other accrued expenses                                                      8,755         12,522
       Accrued income taxes                                                        4,823          3,266
                                                                               ---------      ---------
                                Total current liabilities                         32,466         38,323

Long-term debt                                                                        73          8,043
Other liabilities, primarily deferred taxes                                       10,807         11,060

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
          none issued and outstanding
       Common stock authorized 40,000,000; par value $.001; issued
          and outstanding 16,960,880 and 16,765,110, respectively                     17             17
       Additional paid-in capital                                                 34,187         33,805
       Retained earnings                                                         106,548         97,998
       Cumulative foreign currency translation adjustments                        (4,143)        (3,619)
       Dividend declared to former ATIMCO and ANSI
          shareholders prior to mergers                                             (697)          (436)
                                                                               ---------      ---------
                                Total stockholders' equity                       135,912        127,765
                                                                               ---------      ---------
                                Total liabilities and stockholders' equity     $ 179,258      $ 185,191
                                                                               =========      =========




                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                     Three month period ended
                                                              June 30,
                                                        1998         1997
                                                      --------      -------
Revenues                                              $ 70,453      $65,032
     Cost of sales                                      35,196       31,690
                                                      --------      -------

Gross profit                                            35,257       33,342

     Selling, general and administrative expenses       20,823       19,656
     Intangibles amortization                              948          954
                                                      --------      -------

Operating income                                        13,486       12,732

     Interest expense, net                                 210          807
     Other (income)/expense, net                           (77)          96
                                                      --------      -------

Income before income taxes                              13,353       11,829

     Provision for income taxes                          5,396        4,867
                                                      --------      -------

Net income                                            $  7,957      $ 6,962
                                                      ========      =======


Basic earnings per common share                       $   0.47      $  0.42
                                                      ========      =======

Diluted earnings per common share                     $   0.45      $  0.40
                                                      ========      =======

Weighted average common shares                          16,956       16,623
                                                      ========      =======

Weighted average common and
     common equivalent shares                           17,877       17,433
                                                      ========      =======




                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                Common Stock        Additional
                                           ----------------------    Paid-in     Retained   Translation
                                             Shares        Amount    Capital     Earnings    Adjustment   Dividend        Total
                                           ----------     -------    --------    --------    ----------   ---------       ------

Balance at March 31, 1997                  16,518,682     $   17     $29,897     $ 66,504     $(2,154)          --      $  94,264

    Net income for the year
       ended March 31, 1998                        --         --          --       30,915          --           --         30,915
    Contribution from merger                                              62          579                                     642
    Issuance of common stock                   68,115         --          --           --          --           --             --
    Exercise of options                       178,313         --       2,038           --          --           --          2,038
    Tax benefit from exercised options             --         --       1,808           --          --           --          1,808
    Foreign currency translation
      adjustments                                  --         --          --           --      (1,465)          --         (1,465)
    Dividend declared to former
         ATIMCO shareholders prior
         to merger                                 --         --          --           --          --         (436)          (436)
                                           ----------     ------     -------     --------     -------      -------      ---------
Balance at March 31, 1998                  16,765,110         17      33,805       97,998      (3,619)        (436)       127,765

    Net income for the three month
      period ended June 30, 1998                   --         --          --        7,957          --           --          7,957
    Contribution from merger                       --         --         301          593          --           --            894
    Issuance of common stock                  186,549         --          --           --          --           --
    Exercise of options                         9,221         --          53           --          --           --             53
    Tax benefit from exercised options             --         --          28           --          --           --             28
    Foreign currency translation
      adjustments                                  --         --          --           --        (524)          --           (524)
    Dividend declared to former
         ANSI shareholders prior
         to merger                                 --         --          --           --          --         (261)          (261)
                                           ----------     ------     -------     --------     -------      -------      ---------

 Balance at June 30, 1998                  16,960,880     $   17     $34,187     $106,548     $(4,143)     $  (697)     $ 135,912
                                           ==========     ======     =======     ========     =======      =======      =========




                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                               Three month period ended
                                                                        June 30,
                                                                   1998          1997
                                                                --------      --------
Cash flows from operating activities:
       Net income                                               $  7,957      $  6,962
       Adjustments to reconcile net income to cash provided
         by operating activities:
           Intangibles amortization                                  945           936
           Depreciation                                              679           603
       Changes in working capital items:
           Account receivable, net                                 5,579          (125)
           Inventories, net                                         (415)       (6,033)
           Other current assets                                    2,184        (2,082)
           Accounts payable and accrued liabilities               (8,177)       (3,136)
                                                                --------      --------
       Cash (used in)/provided by operating activities             8,752        (2,875)
                                                                --------      --------

Cash flows from investing activities:
           ATIMCO and ANSI mergers                                   204           160
           Capital expenditures                                     (868)         (572)
                                                                --------      --------
       Cash (used) in investing activities                          (664)         (412)
                                                                --------      --------

Cash flows from financing activities:
           Repayment of borrowings                                (8,103)      (32,004)
           Proceeds from borrowings                                  921        34,228
           Proceeds from exercise of options                          81           834
           Dividend to former ATIMCO and ANSI shareholders          (261)          (71)
                                                                --------      --------
       Cash (used in)/provided by financing activities            (7,362)        2,987
                                                                --------      --------

Foreign currency translation adjustment                             (524)          107
                                                                --------      --------

(Decrease)/increase in cash and cash equivalents                     202          (193)
Cash and cash equivalents at beginning of period                  10,560         1,353
                                                                --------      --------

Cash and cash equivalents at end of period                      $ 10,762      $  1,160
                                                                ========      ========




                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)




Note 1 - Basis of Presentation
         ---------------------

         The Financial Statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K which was filed with the SEC for the fiscal year ended March 31, 1998.

Note 2 - Fiscal Years and Interim Periods
         --------------------------------

         Prior to March 31, 1998, the Company followed a 52 or 53 week fiscal calendar which divided the year into 13 week fiscal quarters and adjusted the fourth quarter for those years with 53 weeks. Beginning with the fourth quarter of fiscal 1998, the fiscal quarter ending dates were changed to the calendar quarter ending dates. As a result, the ending dates for the periods ended June 30, 1998, March 31, 1998, and June 30,1997 were actually June 30, 1998, March 31, 1998, and June 29, 1997, respectively. For simplicity, the calendar period end is used for all period end references.

Note 3 - Inventories
         -----------

         Inventories are stated at the lower of cost or market (first-in, first-out method) or market. The net inventory balances are as follows:


                                      June 30,          March 31,
                                       1998               1998
                                       ----               ----
          Raw materials              $  1,963           $  1,654
          Work-in-process                  61                 41
          Finished goods               32,673             33,081
          Inventory reserve            (2,162)            (2,854)
                                     --------           --------
          Inventory, net             $ 32,535           $ 31,922
                                     ========           ========

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)




Note 4 - Financial Derivatives
         ---------------------

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

         At June 30, 1998, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $2,500, with contract rates ranging from 138.42 to 139.42 Yen to U.S. dollars, and will expire over the next two months. The effect of these contracts on net income for the three month period ended June 30, 1998 was not material.

Note 5 - Comprehensive Income
         --------------------

         In the first quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the quarters ending June 30, 1998 and 1997 was $7,433 million and $7,069 million, respectively.

Note 6 - Earnings Per Share
         ------------------

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)




                                                         Three month period
                                                            ended June 30,
                                                        1998            1997
                                                        ----            ----

Net income for earnings per share computation         $  7,957        $  6,962

Basic earnings per common share:
     Weighted average common shares                     16,956          16,623
                                                      --------        --------

     Basic earnings per common share                  $   0.47        $   0.42
                                                      ========        ========

Diluted earnings per common share:
     Weighted average common shares                     16,956          16,623
     Shares issuable from assumed conversion
        of common stock equivalents                      1,101             955
     Shares buyable with tax savings from
        compensation expense of exercised options         (180)           (145)
     Weighted average common and common
        equivalent shares                               17,877          17,433
                                                      --------        --------

     Diluted earnings per common share                $   0.45        $   0.40
                                                      ========        ========


Note 7 - Adoption of New Accounting Standards
         ------------------------------------

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report financial and descriptive information about their reportable operating segments. As required by SFAS No. 131, the Company will adopt the new statement in the fiscal year ended March 31, 1999 and apply it to interim financial statements in subsequent fiscal years.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, " which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at face value. As required by SFAS No. 133, the Company expects to adopt the new statement in the first quarter of Fiscal 2001. The effect of this statement on the Company's financial statements has not been determined.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)




Note 8 - Year 2000 Costs
         ---------------

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

RESULTS OF OPERATIONS

         The table below should be read in conjunction with the following discussion (percentages are based on total revenues).


                                               Three month period ended June 30,
                                                   1998                 1997
                                                   ----                 ----
Revenues                                         $  70,453            $65,032
                                                 =========            =======

Revenues:
     North America                                    56.7%              54.9%
     International                                    43.3               45.1
                                                 ---------            -------
           Total                                     100.0              100.0
Cost of sales                                         50.0               48.7
                                                 ---------            -------
     Gross profit                                     50.0               51.3
Selling, general and
  administrative expenses                             29.6               30.2
                                                 ---------            -------
     Operating income
     before amortization                              20.5               21.0
Intangibles amortization                               0.9                1.0
                                                 ---------            -------
     Operating income                                 19.1%              19.6%
                                                 =========            =======

         Revenues for the three months ended June 30, 1998 ("First Quarter 1999") were $70,453, an increase of $5,421, or 8.3%, over the three months ended June 30, 1997 ("First Quarter 1998") revenues of $65,032. Revenues from International operations were $30,479, an increase of $1,158, or 3.9%, over First Quarter 1998 revenues of $29,321. If exchange rates had remained constant from First Quarter 1998 to First Quarter 1999, revenues from International operations would have increased $2,565, or 8.7%. Reported revenue dollar and percentage growth of the Company's largest subsidiaries for the First Quarter 1999 were as follows: Japan decreased $1,080 or 16.2%, United Kingdom increased $1,165 or 20.4%, France increased $752 or 18.4% and Brazil decreased $732 or 26.0%. The remaining international business units grew by $1,052 or 10.5% in the aggregate for the First Quarter 1999.

         Revenues from North America for the First Quarter 1999 were $39,974, an increase of $4,263, or 11.9%, over First Quarter 1998 revenues of $35,711. Revenue growth in North America was due to continued growth in the core business combined with the growth due to the Company's merger with Associated Network Solutions, Inc., a provider of network design and installation services, premise cabling and related products.

         Gross profit in First Quarter 1999 increased to $35,257, or 50.0% of revenues, from 33,342, or 51.3% of revenues, in First Quarter 1998. The decrease in the gross profit margin of 1.3% is primarily due to the impact of strong sales growth of the Company's local area networking product line which provides slightly lower gross margins. The revaluation of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 50.3% for First Quarter 1999 compared to 51.2% for First Quarter 1998.

         Selling, general and administrative ("SG&A") expenses in First Quarter 1999 were $20,823, or 29.6% of revenues, an increase of $1,167 over SG&A expenses of $19,656, or 30.2% of revenues, in First Quarter 1998. SG&A decreased as a percentage of revenues as the Company was able to leverage its existing support structure. The dollar increase relates to additional personnel costs.

         Operating income before amortization in First Quarter 1999 was $14,434, or 20.5% of revenues, compared to $13,686, or 21.0% of revenues, in First Quarter 1998. Intangibles amortization for First Quarter 1999 was $948, comparable to the First Quarter 1998 amount of $954.

         Net interest expense in First Quarter 1999 declined to $210 from $807 in First Quarter 1998 as a result of lower average borrowings.

         The estimated annual effective income tax rate of 40.4% for Fiscal 1999 is higher than the U.S. statutory rate of 35.0% primarily due to foreign subsidiary income tax rates higher than the U.S. statutory rate, state income taxes and the unfavorable impact of non-deductible intangibles amortization.

         Net income for First Quarter 1999 was $7,957 compared to $6,962 in First Quarter 1998, an increase of 14.3%. This increase was the result of strong revenue growth in North America and Europe combined with the company's ability to leverage its existing cost structure.

LIQUIDITY AND CAPITAL RESOURCES

         In the First Quarter 1999, the Company paid down $6,857 of borrowings through cash flows from operations. As of June 30, 1998, the Company had $10,762 in cash and cash equivalents, working capital of $61,607 and total debt of $9,623.

         The Company's total debt at June 30, 1998 was comprised of $8,000 aggregate principal amount of 8.81% Senior Notes, and $1,623 of various other loans. The weighted average interest rate on all indebtedness of the Company as of June 30, 1998 was approximately 7.9% and equal to the rate as of June 30, 1997. In addition, at June 30, 1998, the Company had $1,000 of letters of credit outstanding and $39,000 of additional funds available under the Mellon Credit Agreement, dated as of May 6, 1994, among the Company and Mellon Bank, as amended.

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

         At June 30,1998, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $2,500, with contract rates ranging from 138.42 to 139.42 Yen to U.S. dollars, and will expire over the next two months. The effect of these contracts on net income for the three month period ended June 30, 1998 was not material.

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

                                   BLACK BOX CORPORATION


                                   By:  /s/ Anna M. Baird
                                        -----------------------------------
                                        Anna M. Baird, Vice President,
                                        Chief Financial Officer, Treasurer,
                                        and principal accounting officer
                                        August 10, 1998

                                  EXHIBIT INDEX


      Exhibit No.
      -----------
         21.0              Subsidiaries of the Company
         27.0              Financial Data Schedules