Form 10-Q
period 1998-09-30
BLACK BOX CORP
filed 1998-11-13
CIK 849547

                                                             1999 Second Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
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

             YES__X__                                NO_____


The number of shares outstanding of the Registrant's common stock, $.001 par value, as of October 30, 1998 was 17,244,101 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                              (Unaudited)
                                                                              September 30,   March 31,
                                                                                 1998           1998
                                                                               ---------      ---------
ASSETS
Current assets:
       Cash and cash equivalents                                               $   3,444      $  10,560
       Accounts receivable, net of allowance for doubtful
           accounts of $3,298 and $2,655, respectively                            50,976         47,197
       Inventories, net                                                           34,318         31,922
       Other current assets                                                       12,014         10,148
                                                                               ---------      ---------
                                Total current assets                             100,752         99,827

Property, plant and equipment, net of accumulated depreciation
       of $16,447 and $14,231, respectively                                       16,443         12,782
Intangibles, net of accumulated amortization of $26,892 and
       $24,956, respectively                                                      93,722         72,164
Other assets                                                                         536            418
                                                                               =========      =========
                                Total assets                                   $ 211,453      $ 185,191
                                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                            $   1,772      $   8,437
       Accounts payable                                                           12,812         14,098
       Other accrued expenses                                                     17,484         12,522
       Accrued income taxes                                                        4,378          3,266
                                                                               ---------      ---------
                                Total current liabilities                         36,446         38,323

Long-term debt                                                                    16,894          8,043
Other liabilities, primarily deferred taxes                                        9,753         11,060

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 40,000,000; par value $.001; issued
           and outstanding 17,244,101 and 16,765,110, respectively                    17             17
       Additional paid-in capital                                                 34,357         33,805
       Retained earnings                                                         117,218         97,998
       Cumulative foreign currency translation adjustments                        (2,123)        (3,619)
       Dividend declared to former shareholders prior to mergers                  (1,109)          (436)
                                                                               ---------      ---------
                                Total stockholders' equity                       148,360        127,765
                                                                               ---------      ---------
                                Total liabilities and stockholders' equity     $ 211,453      $ 185,191
                                                                               =========      =========


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                      Three month period ended    Six month period ended
                                                           September 30,               September 30,
                                                        1998          1997         1998            1997
                                                       -------     --------      ---------      ---------
Revenues                                               $79,130     $ 69,665      $ 152,226      $ 134,697
      Cost of sales                                     40,534       34,650         77,445         66,340
                                                       -------     --------      ---------      ---------

Gross profit                                            38,596       35,015         74,781         68,357

      Selling, general and administrative expenses      23,044       20,878         44,490         40,534
      Intangibles amortization                             988          952          1,936          1,906
                                                       -------     --------      ---------      ---------

Operating income                                        14,564       13,185         28,355         25,917

      Interest expense, net                                100          736            283          1,543
      Other (income)/expense, net                           11         (262)           (66)          (166)
                                                       -------     --------      ---------      ---------

Income before income taxes                              14,453       12,711         28,138         24,540

      Provision for income taxes                         5,689        5,252         11,090         10,119
                                                       -------     --------      ---------      ---------

Net income                                             $ 8,764     $  7,459      $  17,048      $  14,421
                                                       =======     ========      =========      =========


Basic earnings per common share                        $  0.51     $   0.45      $    0.99      $    0.87
                                                       =======     ========      =========      =========

Diluted earnings per common share                      $  0.49     $   0.42      $    0.95      $    0.82
                                                       =======     ========      =========      =========

Weighted average common shares                          17,244       16,666         17,241         16,645
                                                       =======     ========      =========      =========

Weighted average common and
      common equivalent shares                          17,924       17,608         18,039         17,526
                                                       =======     ========      =========      =========




                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                              Common Stock      Additional
                                           -------------------   Paid-in      Retained    Translation
                                            Shares      Amount   Capital      Earnings    Adjustment     Dividend        Total
                                           ----------   -------  --------     --------    ----------     ---------       -----
Balance at March 31, 1997                  16,518,682     $17     $29,897     $ 66,504     $(2,154)          --      $  94,264

    Net income for the year
       ended March 31, 1998                        --      --          --       30,915          --           --         30,915
    Contribution from merger                       --      --          62          579          --           --            641
    Issuance of common stock                   68,115      --          --           --          --           --             --
    Exercise of options                       178,313      --       2,038           --          --           --          2,038
    Tax benefit from exercised options             --      --       1,808           --          --           --          1,808
    Foreign currency translation
       adjustments                                 --      --          --           --      (1,465)          --         (1,465)
    Dividend declared to former
       ATIMCO shareholders prior
       to merger                                   --      --          --           --          --         (436)          (436)
                                           ----------     ---     -------     --------     -------      -------      ---------

Balance at March 31, 1998                  16,765,110      17      33,805       97,998      (3,619)        (436)       127,765

    Net income for the six month
       period ended September 30, 1998             --      --          --       17,048          --           --         17,048
    Contribution from merger                       --      --         311        2,172          --           --          2,483
    Issuance of common stock                  467,911      --          --           --          --           --             --
    Exercise of options                        11,080      --         157           --          --           --            157
    Tax benefit from exercised options             --      --          84           --          --           --             84
    Foreign currency translation
       adjustments                                 --      --          --           --       1,496           --          1,496
    Dividend declared to former
       shareholders prior to mergers               --      --          --           --          --         (673)          (673)
                                           ----------     ---     -------     --------     -------      -------      ---------

 Balance at September 30, 1998             17,244,101     $17     $34,357     $117,218     $(2,123)     $(1,109)     $ 148,360
                                           ==========     ===     =======     ========     =======      =======      =========







                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                      Six month period ended
                                                                           September 30,
                                                                         1998          1997
                                                                       --------      --------

Cash flows from operating activities:
       Net income                                                      $ 17,048      $ 14,421
       Adjustments to reconcile net income to cash provided
         by operating activities:
            Intangibles amortization                                      1,936         1,906
            Depreciation                                                  1,441         1,242
            Other                                                            (2)           31
       Changes in working capital items:
            Account receivable, net                                       4,297        (1,949)
            Inventories, net                                               (192)       (5,871)
            Other current assets                                         (1,472)       (2,996)
            Accounts payable and accrued liabilities                     (6,064)       (3,030)
                                                                       --------      --------
       Cash provided by operating activities                             16,992         3,754
                                                                       --------      --------

Cash flows from investing activities:
            Cash acquired from mergers                                      606           160
            Capital expenditures                                         (2,933)       (1,529)
            Acquisitions, net of $1,065 cash acquired                   (24,637)           --
                                                                       --------      --------
       Cash (used) in investing activities                              (26,964)       (1,369)
                                                                       --------      --------

Cash flows from financing activities:
            Repayment (Increase) of borrowings                            1,792        (2,623)
            Proceeds from exercise of options                               241           987
            Dividends paid to former shareholders prior to mergers         (673)         (139)
                                                                       --------      --------
       Cash (used in)/provided by financing activities                    1,360        (1,775)
                                                                       --------      --------

Foreign currency translation adjustment                                   1,496          (479)
                                                                       --------      --------

(Decrease)/increase in cash and cash equivalents                         (7,116)          131
Cash and cash equivalents at beginning of period                         10,560         1,353
                                                                       --------      --------

Cash and cash equivalents at end of period                             $  3,444      $  1,484
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

NOTE 2 - FISCAL YEARS AND INTERIM PERIODS

         Prior to March 31, 1998, the Company followed a 52 or 53 week fiscal calendar which divided the year into 13 week fiscal quarters and adjusted the fourth quarter for those years with 53 weeks. Beginning with the fourth quarter of fiscal 1998, the fiscal quarter ending dates were changed to the calendar quarter ending dates. As a result, the ending dates for the periods ended September 30, 1998, March 31, 1998 and September 30, 1997 were actually September 30, 1998, March 31, 1998, and September 28, 1997, respectively. For simplicity, the calendar period end is used for all period end references.

NOTE 3 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:


                                         September 30,     March 31,
                                             1998            1998
                                             ----            ----
         Raw materials                     $  1,692        $  1,654
         Work-in-process                         31              41
         Finished goods                      36,196          33,081
         Inventory reserve                   (3,601)         (2,854)
                                           --------        --------
         Inventory, net                    $ 34,318        $ 31,922
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

         At September 30, 1998, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $0.6 million, with contract rates ranging from 144.83 to 145.39 Yen per U.S. dollar, and will expire over the next two months. The effect of these contracts on net income for the three and six month periods ended September 30, 1998 was not material.

NOTE 5 - COMPREHENSIVE INCOME

         In the first quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the three and six month periods ended September 30, 1998 and three and six month periods ended September 30, 1997 were $10,784, $18,544, $6,873 and $13,942, respectively.

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


                                                  Three month period ended      Six month period ended
                                                        September 30,               September 30,
                                                     1998          1997          1998          1997
                                                     ----          ----          ----          ----

Net Income for earnings per share
   computation                                     $  8,764      $  7,459      $ 17,048      $ 14,421

Basic earnings per common share:
   Weighted average common shares                    17,244        16,666        17,241        16,645
                                                   --------      --------      --------      --------

   Basic earnings per common share                 $   0.51      $   0.45      $   0.99      $   0.87
                                                   ========      ========      ========      ========

Diluted earnings per common share:
   Weighted average common shares                    17,244        16,666        17,241        16,645
   Shares issuable from assumed conversion
     of common stock equivalents                        815         1,089           955         1,027
   Shares buyable with tax savings from
     compensation expense of exercised options         (135)         (147)         (157)         (146)
   Weighted average common and common
     equivalent shares                               17,924        17,608        18,039        17,526
                                                   --------      --------      --------      --------

   Diluted earnings per common share               $   0.49      $   0.42      $   0.95      $   0.82
                                                   ========      ========      ========      ========

NOTE 7 - ADOPTION OF NEW ACCOUNTING STANDARDS

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. As required by SFAS No. 133, the Company expects to adopt the new statement in the first quarter of Fiscal 2001. The effect of this statement on the Company's financial statements has not been determined.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 8 - YEAR 2000 COSTS

         The Company has conducted a review of its information technology systems and non-information technology systems to evaluate the potential impact and disruption to its business arising from the year 2000. Those systems which were determined to not be year 2000 compliant have been corrected or are currently in the process of being modified. The Company's mainframe Distribution Control System, which processes customer orders, controls inventory, and updates accounts receivable and accounts payable, became compliant in early 1998. The Company is in the process of upgrading the functionality of the computer and operating system that supports both the financial general ledger and the manufacturing control system. This upgrade will also result in a fully year 2000 compliant system and is expected to be completed by March 1999. The hardware, system software and application software for the financial general ledger and the manufacturing system have been assessed and are expected to be fully compliant by March 1999. The Company has determined that a minimal amount of updates and replacements are also required for the hardware and software on the workstations and servers and should be completed by September 1999. The Company is in the process of evaluating its subsidiaries to determine their state of readiness for the year 2000 and does not anticipate any major issues. Total costs for modifications/upgrades to the information technology systems is estimated at $0.350 of which about $0.3 was incurred during the fiscal year ended March 31, 1998. All costs directly related to the year 2000 are being expensed as incurred.

         The Company has surveyed significant vendors in order to evaluate the risks of year 2000 threats related to their interaction with the Company's systems and the supply of products. About 90% of the responses have been received and evaluated with no major complications or disruptions anticipated. The Company is currently evaluating the year 2000 readiness of its significant service providers and does not anticipate any related problems. The Company has the ability to communicate to customers information about year 2000 compliancy for all products. Other significant non-information technology systems have been evaluated and the estimated cost for replacement is not material.

         The Company has fully tested its mainframe Distribution Control System and does not expect any processing failures as a result of the year 2000. However, in the event of a year 2000 failure of this system, the Company has a contingency plan to fulfill customer orders using a manual process.

NOTE 9 - CHANGES IN BUSINESS

         In September 1998, the Company acquired 100% of the parent corporation of Wakefield Electronics Group, Inc., doing business as South Hills Datacomm (South Hills). South Hills is a direct marketer of computer communications and networking products with subsidiary operations in the United States, Puerto Rico and Chile. The purchase price was $25.3 and resulted in goodwill of approximately $23. The Company has consolidated the results of operations for South Hills as of

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


the acquisition date. The operations and financial position of South Hills are not material to either the consolidated financial position or results of operations of the Company and therefore, no pro forma information has been provided.

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

RESULTS OF OPERATIONS

         The table below should be read in conjunction with the following discussion (percentages are based on total revenues).

                                        THREE MONTH PERIOD ENDED     SIX MONTH PERIOD ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                          --------------------        --------------------
                                             1998       1997             1998      1997
                                             ----       ----             ----      ----
Revenues                                  $  79,130   $ 69,665        $ 152,226   $134,697
                                          =========   ========        =========   ========

Revenues:
     North America                             58.7%      52.7%            58.6%     53.8%
     International                             41.3       47.3             41.4      46.2
                                          ---------   --------        ---------   -------
           Total                              100.0      100.0            100.0     100.0
Cost of sales                                  51.2       49.7             50.9      49.3
                                          ---------   --------        ---------   -------
     Gross profit                              48.8       50.3             49.1      50.7
Selling, general and
  administrative expenses                      29.2       30.0             29.2      30.1
                                          ---------   --------        ---------   -------
     Operating income
          before amortization                  19.6       20.3             19.9      20.6
Intangibles amortization                        1.2        1.4              1.3       1.4
                                          ---------   --------        ---------   -------

     Operating income                          18.4%      18.9%            18.6%     19.2%
                                          =========   ========        =========   =======

         Revenues for the three and six month periods ended September 30, 1998 were $79,130 and $152,226, respectively, an increase of $9,465, or 13.6%, and $17,529, or 13.0%, respectively, over the same period in the prior year. Revenues from North America for Second Quarter 1999 were $46,435, an increase of $9,741, or 26.5%, over revenues for Second Quarter 1998 of $36,694. For the six months ended September 30, 1998, North American revenues were $89,247, an increase of $16,842, or 23.3%, over the revenues for the six months ended September 30, 1997 of $72,405. North American revenue growth for the quarter was primarily driven by continued strong customer demand for new products including on-site technical services, continued strength in customer demand for cables, switches, modems, and LAN products and the acquisitions of South Hills Datacomm and CCI Direct Connecting, Inc. Year-to-date revenue growth was driven by continued strong customer demand for new products including on-site technical services and continued strength in customer demand for cables, switches and LAN products.

         Revenues from International operations for Second Quarter 1999 were $32,695, a decrease of $276, or 0.8%, over revenues for Second Quarter 1998 of $32,971. For the six months ended September 30, 1998, revenues from International operations were $62,979, an increase of $687, or 1.1%, over the revenues for the six months ended September 30, 1997 of $62,292. If exchange rates had remained constant from the corresponding periods in the prior year, International revenues for the three and six month periods ended September 30, 1998 would have increased 1.8% and 4.8%, respectively.

         Reported revenue dollar and percentage growth of the Company's largest subsidiaries over the comparable periods in the prior year were as follows:
Japan decreased $1,763, or 22.0%, in Second Quarter 1999 and decreased $2,843, or 19.4%, year-to-date; United Kingdom increased $1,075, or 16.4%, in Second Quarter 1999 and increased $2,240, or 18.3%, year-to-date; France increased $442, or 10.1%, in Second Quarter 1999 and increased $1,195, or 14.2%, year-to-date; and Brazil decreased $1,473, or 41.4%, in Second Quarter 1999 and decreased $2,206, or 34.6%, year-to-date. Excluding Japan, United Kingdom, France and Brazil, the remaining International business unit grew $1,444, or 13.7%, in Second Quarter 1999 and increased $2,309, or 11.2%, year-to-date. Revenue declines in Japan were a result of the current unfavorable economic conditions in the region and the weakness of the Yen relative to the dollar. If the Yen to dollar exchange rate had remained constant from the corresponding periods in the prior year, Japan revenues would have declined by $0.7, or 8.8%, for the three months ended September 30, 1998 and $1.0, or 7.2%, for the six months ended September 30, 1998. Brazil revenues have declined for both the three and six months ended September 30, 1998 consistent with management's plan to reorganize the Brazilian operation to improve its profitability. International revenue growth outside of Japan and Brazil was primarily driven by strong customer demand in the cables, switches and LAN product lines for both the three and six months ended September 30, 1998.

         Gross profit in Second Quarter 1999 increased to $38,596, or 48.8%, of revenues, from $35,015, or 50.3%, of revenues, in Second Quarter 1998. Gross profit for the six month period ended September 30, 1998 increased to $74,781, or 49.1%, of revenues, from $68,357, or 50.7%, of revenues over the same period in the prior year. The slight decline in gross profit margin was primarily driven by market pressures outside of North America related to global economic conditions. Declines in North American margins are driven primarily by a fluctuation in product mix and customer mix.

         Selling, general and administrative ("SG & A") expenses in Second Quarter 1999 were $23,044, or 29.2% of revenues, an increase of $2,166 over SG&A expenses of $20,878, or 30.0% of revenues, in Second Quarter 1998. SG&A expenses for the six month period ended September 30, 1998 were $44,490, or 29.2% of revenues, an increase of $3,956 over SG&A expenses of $40,534, or 30.1% of revenues over the same period in the prior year. SG&A decreased as a percentage of revenues as the Company was able to leverage its existing support structure. The dollar increases from the same periods in the prior year of $2,166 and 3,956 for the three and six months ended September 30, 1998 relate to marketing and personnel costs incurred to support the Company's continued growth.

         Operating income before amortization in Second Quarter 1999 was $15,552, or 19.6% of revenues, compared to $14,137, or 20.3% of revenues, in Second Quarter 1998. Operating income before amortization for the six month period ended September 30, 1998 was $30,291, or 19.9% of revenues, compared to $27,823, or 20.6% of revenues over the same period in the prior year. Intangible amortization for the three and six month periods ended September 30, 1998 were $988, an increase of $36, or 3.8%, and $1,936, an increase of $30, or 1.6%, respectively, over the same period in the prior year. The increase in intangibles amortization is driven by goodwill additions from recent acquisitions.

         Net interest expense for the three and six month periods ended September 30, 1998 decreased from the same periods last year, $636 and $1,260, respectively, due to lower average borrowings.

         The estimated annual effective income tax rate of 39.4% for Fiscal 1999 is higher than the U.S. statutory rate of 35.0% primarily due to foreign subsidiary income tax rates higher than the U.S. statutory rate, state income taxes and the unfavorable impact of non-deductible intangibles amortization.

LIQUIDITY AND CAPITAL RESOURCES

         In Second Quarter 1999, the Company's net borrowings increased by $9.0 as a result of $17.0 of debt incurred primarily to finance acquisitions offset by repayments of $8.0. Net borrowing increased by $1.8 for the six months ended September 30, 1998 due to repayment of $7.2 in First Quarter 1999 in addition to the Second Quarter 1999 activity. As of September 30, 1998, the Company had cash and cash equivalents of $3,444, working capital of $64,306, and total debt of $18,666.

         The Company's total debt at September 30, 1998 was comprised of $16,800 under the Mellon Credit Agreement, dated as of May 6, 1994, among the Company and Mellon Bank, as amended (the "Mellon Credit Agreement") and $1,866 of various other loans. The weighted average interest rate on all indebtedness of the Company as of September 30, 1998 was approximately 6.7% compared to 8.2% as of September 30, 1997. In addition, at September 30, 1998, the Company had $1,050 of letters of credit outstanding and $22,150 of additional funds available under the Mellon Credit Agreement.

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

         At September 30, 1998, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $0.6 million, with contract rates ranging from 144.83 to 145.39 Yen to U.S. dollars, and will expire over the next two months. The effect of these contracts on net income for the three and six month periods ended September 30, 1998 was not material.

         The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

YEAR 2000

         The Company has conducted a review of its information technology systems and non-information technology systems to evaluate the potential impact and disruption to its business arising from the year 2000. Those systems which were determined to not be year 2000 compliant have been corrected or are currently in the process of being modified. The Company's mainframe Distribution Control System, which processes customer orders, controls inventory, and updates accounts receivable and accounts payable, became compliant in early 1998. The Company is in the process of upgrading the functionality of the computer and operating system that supports both the financial general ledger and the manufacturing control system. This upgrade will also result in a fully year 2000 compliant system and is expected to be completed by March 1999. The hardware, system software and application software for the financial general ledger and the manufacturing system have been assessed and are expected to be fully compliant by March 1999. The Company has determined that a minimal amount of updates and replacements are also required for the hardware and software on the workstations and servers and should be completed by September 1999. The Company is in the process of evaluating its subsidiaries to determine their state of readiness for the year 2000 and does not anticipate any major issues. Total costs for modifications/upgrades to the information technology systems is estimated at $0.350 of which about $0.3 was incurred during the fiscal year ended March 31, 1998. All costs directly related to the year 2000 are being expensed as incurred.

         The Company has surveyed significant vendors in order to evaluate the risks of year 2000 threats related to their interaction with the Company's systems and the supply of products. About 90% of the responses have been received and evaluated with no major complications or disruptions anticipated. The Company is currently evaluating the year 2000 readiness of its significant service providers and does not anticipate any related problems. The Company has the ability to communicate to customers information about year 2000 compliancy for all products. Other significant non-information technology systems have been evaluated and the estimated cost for replacement is not material.

         The Company has fully tested its mainframe Distribution Control System and does not expect any processing failures as a result of the year 2000. However, in the event of a year 2000 failure of this system, the Company has a contingency plan to fulfill customer orders using a manual process.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                            PART II OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 10, 1998, the Company held its annual meeting of stockholders. The four matters voted upon at the annual meeting were: (i) the election of directors; (ii) the amendment to the 1992 Stock Option Plan to increase the number of shares authorized; (iii) the amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized; and (iv) the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 1999.

         Each of the Company's nominees for director was re-elected at the annual meeting by the following vote:

                           SHARES           SHARES      SHARES      BROKER
                          VOTED FOR        WITHHELD   ABSTAINING   NON-VOTES
                          ---------        --------   ----------   ---------

William F. Andrews        14,759,894        240,805        0           0
William R. Newlin         14,760,924        239,775        0           0
William Norred            14,761,494        239,205        0           0
Brian D. Young            14,761,494        239,205        0           0
Fred C. Young             14,761,494        239,205        0           0

         The amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan was approved by the following vote:

         SHARES         SHARES VOTED       SHARES         BROKER
        VOTED FOR         AGAINST        ABSTAINING      NON-VOTES
        ---------         -------        ----------      ---------

        11,031,537        2,230,981        26,303        1,711,878


         The amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized was approved by the following vote:

         SHARES         SHARES VOTED       SHARES         BROKER
        VOTED FOR         AGAINST        ABSTAINING      NON-VOTES
        ---------         -------        ----------      ---------

        11,557,097        1,702,847        28,877        1,711,878

         The appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 1999 was approved by the following vote:

         SHARES         SHARES VOTED       SHARES         BROKER
        VOTED FOR         AGAINST        ABSTAINING      NON-VOTES
        ---------         -------        ----------      ---------

        14,969,721        15,895           15,083            0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

                10.1       1992 Stock Option Plan, as amended

                10.2       1992 Director Stock Option Plan, as amended

                21.0       Subsidiaries of the Company

                27.1       Financial Data Schedule - September 30, 1998

                27.2       Financial Data Schedule - June 30, 1998

         (b)   Reports on Form 8-K.

               Report on Form 8-K for the event dated September 9, 1998 reporting Item 2 thereof.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BLACK BOX CORPORATION




                                By:  /s/ Anna M. Baird
                                   --------------------------------------
                                     Anna M. Baird, Vice President, Chief
                                     Financial Officer, Treasurer, and
                                     Principal Accounting Officer
                                     November 13, 1998

                                  EXHIBIT INDEX


Exhibit No.
-----------

10.1             1992 Stock Option Plan, as amended

10.2             1992 Director Stock Option Plan, as amended

21.0             Subsidiaries of the Company

27.1             Financial Data Schedule - September 30, 1998

27.2             Financial Data Schedule - June 30, 1998