Form 10-Q
period 1998-12-31
BLACK BOX CORP
filed 1999-02-12
CIK 849547

                                                              1999 Third Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
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
The number of shares outstanding of the Registrant's common stock, $.001 par value, as of January 29, 1999 was 17,670,992 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    (Unaudited)        Restated *
                                                                                    December 31,        March 31,
ASSETS                                                                                 1998               1998
                                                                                    -----------         ---------
Current assets:
       Cash and cash equivalents                                                      $   2,366         $  11,227
       Accounts receivable, net of allowance for doubtful
             accounts of $3,620 and $2,656, respectively                                 50,800            50,606
       Inventories, net                                                                  36,277            32,456
       Other current assets                                                              10,432            10,306
                                                                                      ---------         ---------
                                 Total current assets                                    99,875           104,595

Property, plant and equipment, net of accumulated depreciation
       of $17,781 and $15,152, respectively                                              19,703            13,742
 Intangibles, net of accumulated amortization of $28,047 and
       $24,956, respectively                                                             91,248            72,164
Other assets                                                                                624               440
                                                                                      =========         =========
                                 Total assets                                         $ 211,450         $ 190,941
                                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                                   $   1,856         $   8,769
       Accounts payable                                                                  12,471            15,866
       Other accrued expenses                                                            15,786            12,920
       Accrued income taxes                                                               4,824             3,460
                                                                                      ---------         ---------
                                 Total current liabilities                               34,937            41,015

Long-term debt                                                                            6,307             8,189
Other liabilities, primarily deferred taxes                                               8,201            11,060

Stockholders' equity:
       Preferred Stock authorized 5,000,000; par value $1.00; none issued and outstanding
       Common stock authorized 40,000,000; par value $.001; issued
         and outstanding 17,619,873 and 17,275,461, respectively                             18                17
       Additional paid-in capital                                                        37,802            34,118
       Retained earnings                                                                128,299           101,643
       Cumulative foreign currency translation adjustments                               (1,959)           (3,619)
       Dividend declared to former shareholders prior to mergers                         (2,155)           (1,482)
                                                                                      ---------         ---------
                                 Total stockholders' equity                             162,005           130,677
                                                                                      ---------         ---------
                                 Total liabilities and stockholders' equity           $ 211,450         $ 190,941
                                                                                      =========         =========

      * Restated to include the current year acquisitions accounted for as poolings of interests.

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                            Three month period ended           Nine month period ended
                                                 December 31,                       December 31,
                                                          (Restated) *                       (Restated) *
                                             1998             1997             1998              1997
                                          ---------        ---------         ---------        --------
Revenues                                  $  85,262        $  74,643         $ 238,784        $ 219,381
      Cost of sales                          43,044           37,472           121,374          110,266
                                          ---------        ---------         ---------        ---------
Gross profit                                 42,218           37,171           117,410          109,115

      Selling, general and
           administrative expenses           24,792           22,443            69,622           65,602
      Intangibles amortization                1,155              943             3,091            2,849
                                          ---------        ---------         ---------        ---------
Operating income                             16,271           13,785            44,697           40,664

      Interest expense, net                     235              756               521            2,524
      Other (income)/expenses, net               92             (185)               26             (350)
                                          ---------        ---------         ---------        ---------
Income before income taxes                   15,944           13,214            44,150           38,490

      Provision for income taxes              6,369            5,114            17,494           15,263
                                          ---------        ---------         ---------        ---------
Net income                                $   9,575        $   8,100         $  26,656        $  23,227
                                          =========        =========         =========        =========


Basic earnings per common share           $    0.55        $    0.47         $    1.54        $    1.35
                                          =========        =========         =========        =========

Diluted earnings per common share         $    0.53        $    0.45         $    1.47        $    1.28
                                          =========        =========         =========        =========

Weighted average common shares               17,359           17,255            17,309           17,188
                                          =========        =========         =========        =========

Weighted average common and
      common equivalent shares               18,232           18,182            18,149           18,091
                                          =========        =========         =========        =========

      * Restated to include the current year acquisitions accounted for as poolings of interests.

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                              Additional
                                             Common Stock       Paid-in     Retained   Translation
                                         -------------------
                                           Shares     Amount   Capital      Earnings    Adjustment     Dividend       Total
                                         ----------   ------  ----------   ---------    ----------    ---------     ----------
Balance at March 31, 1997*               17,029,033   $  17   $   30,012   $   68,577   $   (2,154)   $     (147)   $   96,305

    Net income for the year
        ended March 31, 1998                     --      --           --       32,486           --            --        32,486
    Contribution from merger                     --      --          260          580           --            --           840
    Issuance of common stock                 68,115      --           --           --           --            --            --
    Exercise of options                     178,313      --        2,038           --           --            --         2,038
    Tax benefit from exercised options           --      --        1,808           --           --            --         1,808
    Foreign currency translation
       adjustments                               --      --           --           --       (1,465)           --        (1,465)
    Dividend declared to former
       shareholders prior to merger              --      --           --           --           --        (1,335)       (1,335)
                                         ----------   -----   ----------   ----------   ----------    ----------    ----------

Balance at March 31, 1998                17,275,461      17       34,118      101,643       (3,619)       (1,482)      130,677

    Net income for the nine month
       period ended December 31, 1998            --      --           --       26,656           --            --        26,656
    Exercise of options                     344,412       1        2,395           --           --            --         2,396
    Tax benefit from exercised options           --      --        1,289           --           --            --         1,289
    Foreign currency translation
       adjustments                               --      --           --           --        1,660            --         1,660
    Dividend declared to former
       shareholders prior to merger              --      --           --           --           --          (673)         (673)
                                         ----------   -----   ----------   ----------   ----------    ----------    ----------

 Balance at December 31, 1998            17,619,873      18       37,802      128,299       (1,959)       (2,155)      162,005
                                         ==========   =====   ==========   ==========   ==========    ==========    ==========


      * Restated to include the current year acquisitions accounted for as poolings of interests.


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                      Nine month period ended
                                                                             December 31,
                                                                         1998         1997 *
                                                                       --------      --------
Cash flows from operating activities:
       Net income                                                      $ 26,656      $ 23,227
       Adjustments to reconcile net income to cash provided
         by operating activities:
            Intangibles amortization                                      3,091         2,849
            Depreciation                                                  2,333         1,896
            Other                                                           122           (56)
       Changes in working capital items:
            Account receivable, net                                       4,660          (278)
            Inventories, net                                             (1,997)       (6,393)
            Other current assets                                             98        (2,315)
            Accounts payable and accrued liabilities                     (8,172)       (6,005)
                                                                       --------      --------
       Cash provided by operating activities                             26,791        12,925
                                                                       --------      --------

Cash flows from investing activities:
            Cash acquired from mergers                                       --           160
            Capital expenditures                                         (6,892)       (1,896)
            Acquisitions, net of $1,065 cash acquired                   (24,637)           --
                                                                       --------      --------
       Cash (used) in investing activities                              (31,529)       (1,736)
                                                                       --------      --------

Cash flows from financing activities:
            Repayment of borrowings                                      (8,795)      (11,791)
            Proceeds from exercise of options                             3,685         2,092
            Dividends paid to former shareholders prior to mergers         (673)       (1,014)
                                                                       --------      --------
       Cash (used) in financing activities                               (5,783)      (10,713)
                                                                       --------      --------

Foreign currency translation adjustment                                   1,660          (398)
                                                                       --------      --------

(Decrease)/increase in cash and cash equivalents                         (8,861)           78
Cash and cash equivalents at beginning of period                         11,227         1,731
                                                                       --------      --------

Cash and cash equivalents at end of period                             $  2,366      $  1,809
                                                                       ========      ========


      * Restated to include the current year acquisitions accounted for as poolings of interests.

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

NOTE 2 - FISCAL YEARS AND INTERIM PERIODS

     Prior to March 31, 1998, the Company followed a 52 or 53 week fiscal calendar which divided the year into 13 week fiscal quarters and adjusted the fourth quarter for those years with 53 weeks. Beginning with the fourth quarter of fiscal 1998, the fiscal quarter ending dates were changed to the calendar quarter ending dates. As a result, the ending dates for the periods ended December 31, 1998, March 31, 1998 and December 31, 1997 were actually December 31, 1998, March 31, 1998, and December 28, 1997, respectively. For simplicity, the calendar period end is used for all period end references.

NOTE 3 - INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                  December 31,           March 31,
                                     1998                  1998
                                     ----                  ----
     Raw materials                 $ 1,976               $ 1,654
     Work-in-process                    54                    41
     Finished goods                 37,057                33,627
     Inventory reserve              (2,810)               (2,866)
                                   -------               -------
     Inventory, net                $36,277               $32,456
                                   =======               =======

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

     At December 31, 1998, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $994, with contract rates ranging from 115.45 to 116.01 Yen per U.S. dollar, and will expire over the next two months. The effect of these contracts on net income for the three and nine month periods ended December 31, 1998 was not material.

NOTE 5 - COMPREHENSIVE INCOME

     In the first quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the three and nine month periods ended December 31, 1998 and three and nine month periods ended December 31, 1997 were $9,739, $28,316, $8,181 and $22,829, respectively.

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

                                                   Three month period ended    Nine month period ended
                                                          December 31,               December 31,
                                                     1998           1997         1998           1997
                                                     ----           ----         ----           ----
Net income for earnings per share
   computation                                     $  9,575      $  8,100      $ 26,656      $ 23,227

Basic earnings per common share:
   Weighted average common shares                    17,359        17,255        17,309        17,188
                                                     ------        ------        ------        ------
   Basic earnings per common share                 $   0.55      $   0.47      $   1.54      $   1.35
                                                   ========      ========      ========      ========
Diluted earnings per common share:
   Weighted average common shares                    17,359        17,255        17,309        17,188
   Shares issuable from assumed conversion
     of common stock equivalents                      1,039         1,066           981         1,042
   Shares buyable with tax savings from
     compensation expense of exercised options         (166)         (139)         (141)         (139)
   Weighted average common and common
     equivalent shares                               18,232        18,182        18,149        18,091
                                                     ------        ------        ------        ------
   Diluted earnings per common share               $   0.53      $   0.45      $   1.47      $   1.28
                                                   ========      ========      ========      ========

NOTE 7 - ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report financial and descriptive information about their reportable operating segments. As required by SFAS No. 131, the Company will adopt the new statement in the fiscal year ended March 31, 1999 and apply it to interim financial statements in subsequent fiscal years. The Company is currently determining their reportable operating segments under this statement.

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

NOTE 8 - CHANGES IN BUSINESS

     In December 1998, the Company merged Advanced Communications, Corporation ("ACC") into a wholly-owned subsidiary. ACC is a privately-held company based in Columbia, South Carolina that provides on-site services for premise cabling and related products to customers throughout South Carolina. This business combination has been accounted for as a pooling of interests. All financial statement periods presented have been restated to reflect the results of operations and financial position of ACC. (See Note 9 - Prior Period Restatement)

     In September 1998, the Company acquired 100% of the parent corporation of Wakefield Electronics Group, Inc., doing business as South Hills Datacomm (South Hills). South Hills is a direct marketer of computer communications and networking products with subsidiary operations in the United States, Puerto Rico and Chile. The purchase price was $25.3 and resulted in goodwill of approximately $23, which will be amortized over thirty years. The Company has consolidated the results of operations for South Hills as of the acquisition date. The operations and financial position of South Hills are not material to either the consolidated financial position or results of operations of the Company and therefore, no pro forma information has been provided.

NOTE 9 - PRIOR PERIOD RESTATEMENT

     During fiscal year 1999, the Company successfully completed five business combinations accounted for as poolings of interests: Associated Network Solutions, Inc. ("ANSI"), American Telephone Wiring Company ("ATW"), CCI Direct Connect, Inc. ("CCI"), Midwest Communications Technologies, Inc. ("MCT"), and ACC. The aggregated historical results of operations and financial position of ANSI, ATW, CCI, MCT and ACC (the "Acquired Companies") have met the materiality threshold of the Company's consolidated financial statements during Third Quarter 1999 and all prior period amounts have therefore been restated to reflect the results of operations and financial position for each of the five business combinations.

     The Company issued an aggregate of 510,351 shares of its common stock in exchange for all of the outstanding shares of the Acquired Companies. The following table reports aggregated revenue and aggregated net income of the Acquired Companies for the periods preceding the acquisition dates:

                             *Nine month period ended
                                   December 31,
                             ------------------------
                               1998           1997
                               -----          ----
     Revenue                   8,265         15,695
     Net income                  418            944

*1998 data includes only activity for each of the Acquired Companies from April 1, 1998 to its respective acquisition date. 1997 data includes nine full months of activity.


NOTE 10 - SUBSEQUENT EVENT

     Subsequent to December 31, 1998, the Company merged Key-Four, Inc., a privately-held company based in Atlanta, Georgia ("Key-Four"), into a wholly-owned subsidiary. Key-Four provides technical design, installation and maintenance services for structured premise cabling and telephone systems. This acquisition was accounted for using the purchase method of accounting, and the Company will consolidate the results of operations and financial position as of the acquisition date, January 15, 1999.

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

                                        THREE MONTH PERIOD       NINE MONTH PERIOD
                                         ENDED DECEMBER 31,      ENDED DECEMBER 31,
                                  -----------------------------------------------------
                                     1998          1997           1998          1997
                                     ----          ----           ----          ----

Revenues                          $  85,262     $  74,643     $  238,784     $  219,381
                                  =========     =========     ==========     ==========
Revenues:
     North America                     52.8 %        54.2 %         56.8 %         56.0 %
     International                     47.2          45.8           43.2           44.0
                                  ---------     ---------     ----------     ----------
           Total                      100.0         100.0          100.0          100.0
Cost of sales                          50.5          50.2           50.8           50.3
                                  ---------     ---------     ----------     ----------
     Gross profit                      49.5          49.8           49.2           49.7
Selling, general and
  administrative expenses              29.0          30.0           29.2           29.9
                                  ---------     ---------     ----------     ----------
     Operating income
          before amortization          20.5          19.8           20.0           19.8
Intangibles amortization                1.4           1.3            1.3            1.3
                                  =========     =========     ==========     ==========
     Operating income                  19.1 %        18.5 %         18.7 %         18.5 %
                                  =========     =========     ==========     ==========

     Revenues for the three and nine month periods ended December 31, 1998 were $85,262 and $238,784, respectively, an increase of $10,619, or 14.2%, and $19,403, or 8.8%, respectively, over the same period in the prior year. Revenues from North America for Third Quarter 1999 were $45,034, an increase of $4,551, or 11.2%, over revenues for Third Quarter 1998 of $40,483. For the nine months ended December 31, 1998, North American revenues were $135,577, an increase of $12,648, or 10.3%, over the revenues for the nine months ended December 31, 1997 of $122,929. North American revenue growth for the quarter and year-to-date was primarily driven by continued strong customer demand for new products including on-site technical services, the acquisition of South Hills Datacomm and continued strength in customer demand for cables, switches, modems, and LAN products.

     Revenues from International operations for Third Quarter 1999 were $40,228, an increase of $6,068, or 17.8%, over revenues for Third Quarter 1998 of $34,160. For the nine months ended December 31, 1998, revenues from International operations were $103,207, an increase of $6,755, or 7.0%, over the revenues for the nine months ended December 31, 1997 of $96,452. If exchange rates had remained constant from the corresponding periods in the prior year, International revenues for the three and nine month periods ended December 31, 1998, would have increased 15.0% and 8.4%, respectively.

     Reported revenue dollar and percentage growth of the Company's largest subsidiaries over the comparable periods in the prior year were as follows:
Japan decreased $488, or 6.4%, in Third Quarter 1999 and decreased $3,331, or 14.9%, year-to-date; United Kingdom increased $1,786, or 26.9%, in Third Quarter 1999 and increased $4,026, or 21.3%, year-to-date; France increased $916, or 17.1%, in Third Quarter 1999 and increased $2,111, or 15.3%, year-to-date; and Brazil decreased $1,435, or 43.5%, in Third Quarter 1999 and decreased $3,641, or 37.6%, year-to-date. Excluding Japan, United Kingdom, France and Brazil, the remaining International business unit grew $5,289, or 47.2%, in Third Quarter 1999 and increased $7,598, or 23.9%, year-to-date. Revenue declines in Japan were a result of the current unfavorable economic conditions in the region. The relative strength of the Yen to the dollar favorably impacted Third Quarter 1999 revenues but has had an unfavorable impact on revenues for the fiscal 1999 year-to-date. If the Yen to dollar exchange rate had remained constant from the corresponding periods in the prior year, Japan revenues would have declined by $799, or 10.5%, for the three months ended December 31, 1998 and $1,859, or 8.3%, for the nine months ended December 31, 1998. Brazil revenues have declined for both the three and nine months ended December 31, 1998 consistent with management's plan to reorganize the Brazilian operation to improve its profitability. International revenue growth outside of Japan and Brazil was primarily driven by strong customer demand in the cables, switches and LAN product lines for both the three and nine months ended December 31, 1998.

     Gross profit in Third Quarter 1999 increased to $42,218, or 49.5%, of revenues, from $37,171, or 49.8%, of revenues, in Third Quarter 1998. Gross profit for the nine month period ended December 31, 1998 increased to $117,410, or 49.2%, of revenues, from $109,115, or 49.7%, of revenues over the same period in the prior year. Declines in North American margins are driven primarily by a fluctuation in product and customer mix as well as the slightly lower margins from the technical service acquisitions.

     Selling, general and administrative ("SG & A") expenses in Third Quarter 1999 were $24,792, or 29.0% of revenues, an increase of $2,349 over SG&A expenses of $22,443, or 30.0% of revenues, in Third Quarter 1998. SG&A expenses for the nine month period ended December 31, 1998 were $69,622, or 29.2% of revenues, an increase of $4,020 over SG&A expenses of $65,602, or 29.9% of revenues over the same period in the prior year. SG&A decreased as a percentage of revenues as the Company was able to leverage its existing support structure. The dollar increases from the same periods in the prior year of $2,349 and $4,020 for the three and nine months ended December 31, 1998 relate primarily to SG&A costs of acquired companies and personnel costs incurred to support the Company's continued growth.

     Operating income before amortization in Third Quarter 1999 was $17,426, or 20.5% of revenues, compared to $14,728, or 19.8% of revenues, in Third Quarter 1998. Operating income before amortization for the nine month period ended December 31, 1998 was $47,788, or 20.0% of revenues, compared to $43,513, or 19.8% of revenues over the same period in the prior year. Intangible amortization for the three and nine month periods ended December 31, 1998 were $1,155, an increase of $212, or 22.5%, and $3,091, an increase of $242, or 8.5%, respectively, over the same period in the prior year. The increase in intangibles amortization is driven by goodwill additions from recent acquisitions.

     Net interest expense for the three and nine month periods ended December 31, 1998 was $235 and $521 respectively, a decrease from the same periods last year of $521 and $2,003, respectively, due to lower average borrowings.

     The estimated annual effective income tax rate of 39.6% for Fiscal 1999 is higher than the U.S. statutory rate of 35.0% primarily due to foreign subsidiary income tax rates higher than the U.S. statutory rate, state income taxes and the unfavorable impact of non-deductible intangibles amortization.

LIQUIDITY AND CAPITAL RESOURCES

     In Third Quarter 1999, the Company's net borrowings decreased by $10.6 as a result of repayments. Net borrowing decreased by $8.8 for the nine months ended December 31, 1998 due to repayment of $16.0 and debt incurred of $7.2 primarily to finance acquisitions. As of December 31, 1998, the Company had cash and cash equivalents of $2,366, working capital of $64,938, and total debt of $8,163.

     The Company's total debt at December 31, 1998 was comprised of $6,200 under the Mellon Credit Agreement, dated as of May 6, 1994, between the Company and Mellon Bank, as amended (the "Mellon Credit Agreement"), and $1,963 of various other loans. The weighted average interest rate on all indebtedness of the Company as of December 31, 1998 was approximately 6.0% compared to 8.4% as of December 31, 1997. In addition, at December 31, 1998, the Company had $1,037 of letters of credit outstanding and $32,763 of additional funds available under the Mellon Credit Agreement.

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

     At December 31, 1998, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $994, with contract rates ranging from 115.45 to 116.01 Yen to U.S. dollars, and will expire over the next two months. The effect of these contracts on net income for the three and nine month periods ended December 31, 1998 was not material.

     The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

YEAR 2000

     The Company has conducted a review of its information technology systems and non-information technology systems to evaluate the potential impact and disruption to its business arising from the year 2000. Those systems which were determined to not be year 2000 compliant have been corrected or are currently in the process of being modified. The Company's mainframe Distribution Control System, which processes customer orders, controls inventory, and updates accounts receivable, became compliant in early 1998. The hardware supporting this application is year 2000 compliant and the system software will be year 2000 compliant in May 1999 as part of regular maintenance upgrades. The Company is in the process of upgrading the functionality of the hardware and system software that supports both the financial general ledger and the manufacturing control system. This upgrade will also result in a year 2000 compliant system and is expected to be completed by March 1999. The application software for the financial general ledger and the manufacturing system have been assessed and are expected to be compliant by March 1999. The Company has determined that a minimal amount of updates and replacements are also required for the hardware and software on the workstations and servers and should be completed by September 1999. The Company is in the process of evaluating its subsidiaries to determine their state of readiness for the year 2000 and does not anticipate any major issues. Total costs for modifications/upgrades to the information technology systems is estimated at $400 of which about $300 was incurred during the fiscal year ended March 31, 1998. All costs directly related to the year 2000 are being expensed as incurred.

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

CONVERSION TO THE EURO CURRENCY

     On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company conducts business in member countries. The transition period for the introduction of the Euro will be between January 1, 1999 and June 30, 2002. The Company is assessing the issues involved with the introduction of the Euro, and it does not expect Euro conversion to have a material impact on its operations or financial results.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                21.0       Subsidiaries of the Company

                27.1       Financial Data Schedule - December 31, 1998

                27.2       Financial Data Schedule - September 30, 1998

                27.3       Financial Data Schedule - June 30, 1998

                27.4       Financial Data Schedule - March 31, 1998

                27.5       Financial Data Schedule - December 31, 1997

                27.6       Financial Data Schedule - September 30, 1997

                27.7       Financial Data Schedule - June 30, 1997

                27.8       Financial Data Schedule - March 31, 1997

         (b) Reports on Form 8-K.

                  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BLACK BOX CORPORATION




                                             By: /s/ Anna M. Baird
                                                 ------------------------------
                                                 Anna M. Baird, Vice President,
                                                 Chief Financial Officer,
                                                 Treasurer, and Principal
                                                 Accounting Officer
                                                 February 12, 1999