Form 10-K405
period 1999-03-31
BLACK BOX CORP
filed 1999-06-24
CIK 849547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

| | Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of outstanding Common Stock, $.001 par value (the "Common Stock"), held by non-affiliates of the Registrant at June 18, 1999, was $866,415,323 based on the closing sale price reported on the Nasdaq National Market for June 18, 1999. For purposes of this calculation only, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock at June 18, 1999, was 18,504,725.

                       Document Incorporated by Reference

Proxy Statement for 1999 Annual Meeting of Stockholders -- Part III

                                     PART I

ITEM 1 -- BUSINESS

GENERAL. Until June 3, 1994, Black Box Corporation (the "Company" or "Black Box"), operated through two independent subsidiaries, Black Box Corporation of Pennsylvania ("Black Box-PA") and MICOM Communications Corp. ("MICOM"). The Company was incorporated in Delaware in 1987.

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

OVERVIEW. Black Box (NASDAQ: BBOX) is a leading worldwide technical service provider of computer communications and networking services and related products to businesses of all sizes. Black Box provides expert technical support worldwide 24 hours a day, seven days a week, and provides on-site installation services in select markets. Through its BLACK BOX (R) Catalog, available in eight languages, the Company offers more than 12,000 solutions - approximately 90% BLACK BOX (R) labeled - and designed and built more than 300,000 custom products last year. Black Box is currently represented in 77 countries, and operates 28 subsidiaries on five continents. The Company is headquartered near Pittsburgh in Lawrence, Pennsylvania.

         Black Box differentiates itself from its competitors through its private label brand, BLACK BOX (R), and through unparalleled levels of technical support. The Black Box brand has earned a reputation for high quality and reliability since the Company was founded in 1976. Through its more than 600 technical support professionals, the Company offers technical services on the phone free of charge 24 hours a day, seven days a week, and fee-based on-site cabling and installation services. Black Box technicians receive continuous training, averaging about 45 minutes per technician per day, and provide guidance in system design, product selection, installation, post-installation and maintenance. Their certifications include A+, Bay Networks (R), BiCSi LAN Specialist, Cisco, CNE, 3Com, IBM, Microsoft, MSCD, Novell, RCDD, and of course, Black Box.

         In Fiscal 1999, the Company significantly expanded its technical services offering to include on-site services. Black Box believes the on-site offering will, over time, increase its addressable share of the worldwide telecommunications market tenfold over its current 7 percent share, while enabling it to address its customers' growing demands to bring its technical services on-site.

         Black Box's MIS and inventory management systems enable it to ship 95 percent of orders for stock products on the day the orders are received. The successful combination of high quality technical support, superior customer service and cost-effective direct marketing has resulted in the Company's consistent growth in revenues and operating income and its high level of customer satisfaction.

          Since its inception, the Company has experienced consistent growth in revenues and profitability due to continual (i) delivery of high quality technical services, both on the phone and at its customer's site, (ii) commitment to the highest quality products, (iii) expansion of its product offerings and (iv) its commitment to superior customer service.

INDUSTRY BACKGROUND. The rapidly growing need to interconnect new and existing computer resources over local and geographically dispersed areas continues to create an increased demand for computer communications and networking products. The continual development of new and often incompatible technologies has also made the task of creating and maintaining such systems increasingly complex. Manufacturers often do not provide sufficient technical advice or devices to connect or integrate their products with products of different manufacturers. Even sophisticated MIS staffs often require third party technical advice and a wide range of specialized computer communications and networking products to install and maintain computer systems. Black Box addresses these needs by providing its customers with a convenient and technically proficient means to purchase computer communications and networking solutions and by offering on-site cabling and installation services.

BUSINESS STRATEGY. Black Box's business strategy is to be a "one-stop shop" for organizations with simple to complex computer communications and networking needs who wish to benefit from high levels of technical support and customer service. The Company believes that its combination of technical support (on the phone and on-site), customer service and cost-effective direct marketing is the best method to sell into its markets. The Company's 23 years of experience in the industry have enabled it to compile an extensive database of loyal active accounts and establish the BLACK BOX(R) private label brand as the premier line of computer communications and networking solutions. The success of this strategy is evidenced by the Company's record of consistent growth in revenues and operating income and its high rate of repeat customers. Keys to the Company's success include the following:

         Unparalleled Technical Support. Black Box believes that its ability to provide in-depth technical support and prompt and efficient customer service is critical to its success. The Company's 600 technical experts-specialists in Conversion, Connectivity, Communications, Local Area Networks (LAN), and Installation Services - are available by telephone 24 hours a day, seven days a week, to provide solutions to any computer, cabling, or network communication challenge. Phone consultations are free of charge and multilingual representatives are available worldwide. On average, almost one million technical support calls were answered last year and, 97 percent of them were answered within 20 seconds - the fastest answer rate in the industry. On-site technical services are also provided in selected markets worldwide and the Company intends to continue expanding its on-site offerings. The Company also offers a dial-up automated fax-back service and web-based technical data for customers who need written comprehensive application and technical product details.

         Cost-Effective Direct Marketing. Because of the broad range of products sold, average order size of $701 in Fiscal 1999 and a geographically dispersed customer base, Black Box believes that its direct mail strategy is a cost-effective and efficient way to sell products to both existing and prospective customers. The high quality, 1,200 page BLACK BOX(R) Catalog, which is available in print, on the internet or on CD-ROM, provides customers around the world access to a comprehensive range of computer communications and networking products, including complete technical specifications and recommended uses, and allows them to make technical decisions and purchases without leaving their offices. The Company believes that, in conjunction with the

BLACK BOX(R) Catalog, its trained telephonic technical and customer support staffs coupled with its on-site support is an effective sales tool.

         Proprietary Customer List. Over the past 23 years, the Company has built a proprietary mailing list containing approximately 1.8 million names representing nearly 730,000 customers. This database includes information on the past purchases of its customers. The Company routinely analyzes this data in an effort to enhance customer response and purchasing rates, increase average order size and ensure that targeted mailings reach specific customer groups. The Company believes that its proprietary list is a valuable asset that represents a significant competitive advantage and does not rent the list to other parties.

         Broad and Responsive Product Mix. The Black Box Catalogs offer over 12,000 products in 12 categories, the vast majority of which are BLACK BOX(R) private labeled. Black Box continuously refines its product mix based on information compiled from customers through the thousands of calls received daily to place orders, request technical assistance or develop custom products. Black Box also actively monitors communications industry technology and product developments to identify new product areas to respond to evolving customer needs. The Company also offers custom capabilities and sources products outside of its standard product set to meet a customer's exact specifications and requirements. Revenue from custom products has grown rapidly during the past several years.

         Quality Products and Brand Name. BLACK BOX(R) is a widely recognized brand name associated with high quality products and knowledgeable customer support services. The Company believes that the Black Box(R) tradename is important to its business. As a result, manufacturers of computer communications and networking products have sought to distribute their products under the BLACK BOX(R) private label to take advantage of this broad and cost-effective distribution channel. In 1994, Black Box received ISO9000 certification, becoming the first U.S. technical direct marketer to be so certified. In addition, the Company's subsidiaries in Australia, Brazil, France, Japan, Mexico and the United Kingdom have also received the ISO certification. Rigorous quality control processes must be documented and practiced to earn and maintain ISO9000 certification, which is increasingly required of vendors (like Black
Box) by the purchasing departments of many businesses around the world. Black Box guarantees all of its products by permitting customers to return or exchange them within the first 45 days after purchase. In addition, the Company provides warranties of at least one year, and lifetime warranties with many products. In Fiscal 1998, Black Box became the first in the industry to introduce a warranty program offering full protection regardless of cause of failure, including accidental, surge or water damage. Extended warranty protection is also available on nearly all products.

         In-Stock Availability and Rapid Order Fulfillment. The Company has developed an efficient inventory management and order fulfillment systems that allow more than 95 percent of orders for standard product received before midnight eastern time to be shipped that same day.

GROWTH STRATEGY. The principal components of Black Box's growth strategy include
(i) expanded technical support services, (ii) enhanced global direct marketing activities, (iii) expanded product offerings and (iv) continued expansion worldwide.

         Expanded Technical Support Services. In Fiscal 1998, Black Box expanded its technical support services to include on-site design, installation and maintenance of connectivity solutions. The Company believes there is a large growing and lucrative market for these services worldwide and it expects the expansion to enable it, overtime, to increase its addressable share of the worldwide telecommunications market by tenfold.

         Through a series of acquisitions, occurring primarily in Fiscal 1999, Black Box has established on-site businesses in: Birmingham, AL.; St. Petersburg/Tampa, FL.; Sarasota, FL.; Atlanta, GA.; Detroit, MI.; Winston-Salem, NC.; Cleveland, OH.; Columbus, OH.; Pittsburgh, PA.; Columbia, SC.; Charleston, WV.; and Newbury, England. Annualized combined revenues from on-site services were $55 million in Fiscal 1999 and the Company expects to aggressively continue expanding its on-site capabilities in Fiscal 2000. Annualized combined revenues from on-site services in Fiscal 2000 are expected to be approximately $125 million.

         Enhanced Global Direct Marketing Activities. Black Box continues to make changes in its catalog design by improving product presentations, expanding technical information, and making better use of eye-catching icons. The Company is also currently making substantial enhancements to its internet-based catalog, which is expected to be operational early in Fiscal 2000. In addition to the BLACK BOX(R) Catalog, the Company also mails interim New Product Supplements and, on a regular basis, mini-catalogs featuring specific products and applications. These regular mailings enable the Company to introduce new products more quickly than its twice per year BLACK BOX(R) Catalog distributions, and serve as a more cost-effective method to prospect for new customers and maintain contact with existing customers.

         In addition to producing state-of-the-art color catalogs, the Company publishes a family of technical guides on topics such as local and remote communications, power and data protection, and internetworking, as well as a monthly subscription technical newsletter, Connectivity NEWS(sm), that includes technical tips and application notes and discusses technology trends.

         Expanded Product Offerings. The Company serves rapidly growing markets and offers new products, which are continuously developed as a result of technological advances. In response to this dynamic environment, Black Box continues to broaden its existing product lines by offering line extensions and new technologies. In Fiscal 1999, the Company introduced over 2,300 new products.

         Expansion Worldwide. In Fiscal 1999, Black Box's consolidated revenues outside the U.S. and Canada were $144.4 million, or 44% of total consolidated revenues. Black Box currently distributes products in 77 countries through 16 subsidiaries, one joint venture and a network of third-party distributors. In Fiscal 1999 the Company expanded its on-site technical services offerings into Great Britain through its combination with Ohmega Installations Limited. The Company expects to further expand its on-site offering outside of the United States in the future.

CUSTOMERS. Black Box customers range from small organizations to many of the world's largest corporations and include educational institutions and federal, state and local governments. While the Company's customers include a majority of the Fortune 1,000 companies, Black Box estimates that the majority of its active customers were non-Fortune 1,000 businesses. Many small and mid-sized companies lack the in-house expertise to evaluate and maintain increasingly complex computer systems and thus rely on Black Box's technical expertise, both before and after making purchases. Larger customers find the BLACK BOX(R) Catalog to be a convenient and comprehensive source for all of their computer communications and networking needs, in addition to the Company's extensive base of technical knowledge. Additionally, the Company's overall average order size has increased consistently and was $701 in Fiscal 1999 compared to $645 in the prior year. The Company believes the increased average order size reflects its ability to sell products in volume, the successful introduction of more sophisticated, higher priced products and effective cross-selling and up-selling at the time of customer order.

         Black Box also provides products, service and support to over 10,000 domestic resellers who integrate and sell products directly to end-users. In Fiscal 1999, the reseller program accounted for 19% of the Company's revenues in North America and 11% of its total revenues. This program enables resellers to provide quality Black Box products to their end user customers who rely on the reseller to provide them additional products and services. This program provides the reseller with access to over 12,000 products, 24-hour technical support and rapid fulfillment that would be costly to replicate, manage and implement in their own operations. The customers of this program range from large distributors to small single proprietors who offer very specialized local solutions.

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

TECHNICAL SUPPORT. Black Box believes that its technical support is a critical component of its success. The Company's technical support personnel, both phone based and on-site, typically have technical or engineering backgrounds through education or relevant work experience. Technical support is available 24 hours per day, 7 days per week, in 11 languages, and the Company's staff handled nearly 1 million customer calls worldwide last year. Black Box also differentiates its phone based technical support by providing very short customer wait times. Frequent contact between the Company's technical staff and customers enables it to modify existing products and/or introduce new products to meet changing applications and to identify emerging product trends.

CUSTOMER SERVICE. Black Box strives to make purchasing its products as convenient as possible. The Company's customer service group handled over 1 million calls worldwide last year, and is available 24 hours per day from Monday through Saturdays. Off-hours ordering requirements for customers are handled by the technical support personnel. The Company enters and fulfills orders at its Pittsburgh and subsidiary locations. Calls are received by well-trained inbound customer service representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. Using proprietary applications, each member of the customer service group has immediate access to customer files, including usage and billing information and real-time inventory levels. Using this data, inbound customer service personnel are also prompted by their computer screen to cross-sell selected products and to update customer list information. The Company regularly reviews performance to monitor productivity.

         Black Box also employs an outbound customer sales and service force to increase the frequency and order size of customer purchases. Black Box's telesales force is focused on expanding its customer list and improving the accuracy of its customer database. In addition, telesales personnel are utilized to obtain specifications for potential orders and to follow-up on such quotes.

Black Box provides key account pricing to large corporate buyers and provides an assigned telesales representative who works with corporate buyers to ensure that their requirements are satisfied.

         When an order is entered into the Company's system, a credit check is performed and, when approved, the order is transmitted to the distribution center and a packing slip is printed for order fulfillment. All packages are inspected prior to shipment to ensure the accurate order fulfillment. Orders generally are shipped by Federal Express or United Parcel Service in the United States and by similar small package delivery services internationally.


WORLDWIDE OPERATIONS. The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 200,000 square foot facility is on an 84-acre site that houses administrative, sales and marketing, manufacturing and service operations. In Fiscal 1998, Black Box also began construction of a new 132,000 square foot distribution center expansion. The facility became operational in May 1999 and is intended to ensure adequate distribution capacity for the Company's foreseeable future.

PRODUCTS. Black Box believes that its ability to offer a broad, innovative product line with plenty of new products, has been an important factor in its consistent high growth rates and operating margins. Black Box currently offers more than 12,000 private label, well-known branded products and custom products. A majority of the 12,000 products carry the BLACK BOX(R) brand name.

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

         Black Box also operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location which currently supplies custom cable assemblies, switches and specialized active devices. The Company has chosen to manufacture certain products in-house when third-party sourcing is not economical or when lead times cannot be met by third-parties. Sourcing decisions of in-house versus out-of-house are based upon a balance of quality, delivery, performance and cost.

MANAGEMENT INFORMATION SYSTEMS. The Company has committed significant resources to the development of sophisticated information systems which are used to manage all aspects of its business. The Company's systems support and integrate technical support and customer service, inventory management, purchasing, distribution activities and accounting. These systems provide the Company with real time, continuously updated information which allows the Company to monitor sales trends, make informed purchasing decisions, perform statistical analyses of its customer database and provide product availability and order status information. The Company's international operations utilize a remote customer access system to communicate with its Pittsburgh-based information systems to check stock availability, order status and pricing and to place orders.

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

BACKLOG. Due to rapid order fulfillment, Black Box's backlog of orders is not significant to its operations outside of its on-site services operation. At March 31, 1999, the worldwide backlog of unfilled orders believed to be firm for Black Box products was approximately $3.3 million. The worldwide backlog of unfilled orders believed to be firm on-site services was approximately $11.1 million.

EMPLOYEES. As of March 31, 1999, the Company had approximately 1,600 employees worldwide. The Company's ATIMCO subsidiary is subject to a collective bargaining agreement with 25 employees. The agreement expires April 21, 2001. The Company believes that its relationship with its employees is good.

FINANCIAL INFORMATION. Financial information regarding the Company, including geographic sales data, is set forth in Item 8 of this Form 10-K and is incorporated herein by reference.

COMPETITION. The Company competes with a variety of manufacturers, direct marketers, computer resellers and manufacturers' sales organizations. The Company also competes with the manufacturers of products that the Company sells under its private labels. The Company believes the principal competitive factors in its markets are product quality and selection, technical support, customer base and customer service. The Company believes it competes favorably with respect to these factors. The Company believes there are no dominant competitors in the industry. There are several direct marketing catalog competitors such as Micro Warehouse, Inc., CDW Computer Centers, Inc., and Viking Office Products who market some comparable products in a similar manner.

ITEM 2 -- PROPERTIES

         The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 200,000 square foot facility on a sixteen-acre site houses administrative, sales and marketing, manufacturing and service operations. In Fiscal 1998, Black Box began construction of a new 132,000 square foot addition to its product distribution center. This building stands on 6 acres of previously undeveloped land adjacent to the existing facility and became operational in May 1999. Black Box also owns 62 undeveloped acres adjacent to such site.

         The Company also owns or leases the following facilities:

         Location                               Own/Lease         Square Footage
         --------                               ---------         --------------
         Melbourne, Australia                   Lease             15,100
         Zaventum, Belgium                      Lease             11,600
         Sao Paulo, Brazil                      Lease             14,000
         Ontario, Canada                        Lease              6,200
         Santiago,Chile                         Lease              1,400
         Rungis, France                         Lease             20,800
         Hallbergmoos, Germany                  Lease              6,700
         Vimodrone, Italy                       Lease              3,100
         Tokyo, Japan                           Lease             15,100
         Mexico City, Mexico                    Lease              6,500
         Utrecht, Netherlands                   Lease             20,500
         Hato Rey, Puerto Rico                  Lease              6,000
         Altendorf, Switzerland                 Lease             10,500
         Orlando, Florida, USA                  Lease              2,000
         Sarasota, Florida, USA                 Lease              1,200
         St. Petersburg, Florida, USA           Lease             13,000
         Atlanta, Georgia, USA                  Lease             16,000
         Duluth, Georgia, USA                   Lease             21,000
         Livonia, Michigan, USA                 Lease              2,000
         Brunswick, Ohio, USA                   Lease              2,750
         Worthington, Ohio, USA                 Lease              4,500
         Pittsburgh, Pennsylvania, USA          Lease              4,900
         West Columbia, South Carolina, USA     Lease              5,200
         Charleston, West Virginia, USA         Lease              2,000
         Newbury, England                       Own                1,100
         Reading, England                       Own               19,400
         Winston-Salem, North Carolina, USA     Own                7,200


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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective ages and positions are as follows:

               NAME                AGE                     POSITION WITH THE COMPANY
               ----                ---                     -------------------------

        Fred C. Young               43       Chairman of the Board, Chief Executive Officer,
                                             President and Secretary

        Anna M. Baird               42       Vice President, Chief Financial Officer, Treasurer,
                                             and Principal Accounting Officer

        Kathleen Bullions           44       Vice President of Operations


The following is a biographical summary of the experience of the executive officers of the Company:

         FRED C. YOUNG, 43, was elected Chairman of the Board and Chief Executive Officer of the Company on June 24, 1998. He also is currently President and Secretary of the Company and was first elected a director of the Company on December 18, 1995. He served as Vice President and Chief Financial Officer, Treasurer and Secretary of Black Box Corporation since joining the Company in 1991 and was promoted to Senior Vice President and Chief Operating Officer in May 1996 and President in May 1997.

         ANNA M. BAIRD, 42, was promoted to Vice President, Chief Financial Officer, and Treasurer on May 9, 1997. She was Director of Finance prior to May 9, 1997.

         KATHLEEN BULLIONS, 44, was promoted to Vice President of Operations on May 9, 1997. She was Director of Operations prior to May 9, 1997.

                                     PART II


ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market (trading symbol "BBOX"). On June 18, 1999, the last reported sale price of the Common Stock was $46 15/16 per share. The following table sets forth the quarterly high and low sale prices of the Common Stock as reported by the Nasdaq Stock Market during each of the Company's fiscal quarters indicated. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                                         High                       Low
                                         ----                       ---

Fiscal 1997

1st Quarter                              24-3/4                     17
2nd Quarter                              33-1/2                     19
3rd Quarter                              41-1/2                     32
4th Quarter                              43-1/4                     24-3/4

Fiscal 1998

1st Quarter                              39-1/2                     20-3/4
2nd Quarter                              41-1/2                     33-3/4
3rd Quarter                              46                         25
4th Quarter                              40-1/4                     29-1/2

Fiscal 1999

1st Quarter                              41                         31 7/16
2nd Quarter                              37 3/8                     22 3/4
3rd Quarter                              38 3/8                     21 1/2
4th Quarter                              38 3/8                     26 3/8

         At March 31, 1999, there were 166 holders of record.

         No cash dividends have been paid on the Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA

    The following table sets forth certain selected historical consolidated financial data for the Company for the periods indicated. All periods presented have been restated to reflect mergers accounted for as poolings-of-interests. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. The historical data presented below for Fiscal Years 1995 through 1999 were derived from the Consolidated Financial Statements of the Company.

                                                                           Fiscal Year Ended March 31,
--------------------------------------- ---------------- --------------- ---------------- --------------- ----------------
Income Statement Data:                         1995            1996             1997            1998             1999
                                               ----            ----             ----            ----             ----
Revenue  (1)                                   $174,769        $206,222         $246,413        $299,276         $329,974
Cost of Sales                                    79,463          95,733          117,698         151,441          167,672
                                               --------        --------         --------        --------         --------
Gross Profit                                     95,306         110,489          128,715         147,835          162,302
Selling, general &
 administrative expenses                         58,006          68,454           78,624          88,137           94,674
                                               --------        --------         --------        --------         --------
Operating income before
  amortization                                   37,300          42,035           50,091          59,698           67,628
Intangibles amortization                          4,206           3,620            3,854           3,801            4,263
                                               --------        --------         --------        --------         --------
Operating income                                 33,094          38,415           46,237          55,897           63,365
Interest expense, net                             6,399           5,763            3,654           2,636              553
Income from continuing operations                14,751          18,697           24,792          32,404           38,145
Income from discontinued
  operations                                         50              --               --              --               --
                                               --------        --------         --------        --------         --------
Net income                                      $14,801         $18,697          $24,792         $32,404          $38,145
                                               ========        ========         ========        ========         ========

Basic earnings per share:
Income from continuing operations                 $0.90           $1.13            $1.47           $1.89            $2.19
Income from discontinued
 operations                                        0.00            0.00             0.00            0.00             0.00
                                               --------        --------         --------        --------         --------
Net income                                        $0.90           $1.13            $1.47           $1.89            $2.19
                                               ========        ========         ========        ========         ========

Diluted earnings per share:
Income from continuing operations                 $0.88           $1.10            $1.40           $1.79            $2.09
Income from discontinued
 operations                                        0.00            0.00             0.00            0.00             0.00
                                               --------        --------         --------        --------         --------
Net income                                        $0.88           $1.10            $1.40           $1.79            $2.09
                                               ========        ========         ========        ========         ========


Balance Sheet Data (at end of
 Period):

Working Capital                                 $23,718         $30,636          $39,364         $63,345          $73,262
Total assets                                    155,375         158,750          176,826         190,283          246,275
Total long-term debt                             57,076          41,274           21,280           8,189              204
Stockholders' equity                             48,227          68,486           95,959         130,248          192,652


(1)      Revenues are net of sales returns and allowances.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

GENERAL: The table below should be read in conjunction with the following discussion (percentages are based on total revenues.)

                                                     Fiscal Year Ended March 31,
--------------------------------------------------------------------------------
                                 1997             1998                  1999
================================================================================
    Revenues                    $246,413        $299,276             $329,974
      North America                 55.3%           55.0%                56.3%
      International                 44.7            45.0                 43.7
      Total                        100.0           100.0                100.0
--------------------------------------------------------------------------------

FISCAL 1999 COMPARED TO FISCAL 1998: Revenues for Fiscal 1999 were $329,974, an increase of 10.3% over Fiscal 1998 restated revenues of $299,276, reflecting strong growth in North America and Europe. North American revenues increased to $185,606 from $164,628 or 12.7% over the prior year. The growth was driven by success of the Company's new on-site technical services, increases in new product sales and new customers related, in part, to the merger with South Hills Datacomm in September 1998.

Reported revenues from international operations increased to $144,368 from $134,648 or 7.2% over the prior year. If exchange rates had remained constant from the prior year, international revenues would have increased 7.4% from Fiscal 1998.

Reported revenue dollar and percentage changes for the Company's largest subsidiaries were as follows: Japan decreased $1,953 or 6.3% due to poor overall economic conditions in the region and due to the relative strength of the U.S. dollar. If the Yen's exchange rate relative to the U.S. dollar had remained unchanged from Fiscal 1998, Japan's revenues would have decreased 4.3%. United Kingdom reported revenues increased $4,535 or 16.2% primarily due to increased penetration of existing customers. Reported revenues from France increased $2,592 or 13.6% primarily due to growth in new customer revenues. Brazil revenues decreased $5,586 or 42.7%, which was consistent with management's plan to eliminate unprofitable revenue categories to improve the overall profitability of the Company. Without the impact of currency, revenues for the United Kingdom, France and Brazil would have increased by 15.4%, increased by 10.9% and decreased by 42.7%, respectively. Excluding Japan, United Kingdom, France and Brazil, the remaining international business units' revenues grew $10,132 or 23.2% from Fiscal 1998. Overall growth in international revenues were due primarily to strong customer demand for switches and cables, success in attracting new customers and deeper penetration of existing customers.

Total Fiscal 1999 revenues resulting from acquisitions accounted for using the purchase method was $17,476.

Gross profit in Fiscal 1999 increased to $162,302, or 49.2% of revenues, from $147,835, or 49.4% of revenues, in Fiscal 1998. The slight decrease in gross profit margin was due primarily to the impact of strong revenue growth of the Company's on-site technical services product line which provides slightly lower gross margins. The revaluation of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 49.0% in Fiscal 1999 compared to 49.6% in Fiscal 1998.

Selling, general and administrative ("SG&A") expenses for Fiscal 1999 were $94,674, or 28.7% of revenues, an increase of $6,537 over SG&A expenses of $88,137, or 29.5% of revenues in Fiscal 1998. SG&A expense as a percentage of revenues decreased from last year as the Company was able to leverage its existing cost structure and because of the revenue growth of the Company's on-site technical services product line which provides slightly less operating expense relative to revenues. The dollar increase over the prior year related primarily to additional marketing and personnel costs worldwide and additional costs related to the addition of the Company's on-site technical services product line.

Operating income before amortization in Fiscal 1999 was $67,628, or 20.5% of revenues, compared to $59,698, or 19.9% of revenues, in Fiscal 1998. Intangibles amortization for the year was $4,263, which is comparable to the prior year amount of $3,801.

Net interest expense for Fiscal 1999 declined to $553 from $2,636 in Fiscal 1998 due to lower average borrowings and a reduction in the Company's effective cost of borrowing.

The tax provision in Fiscal 1999 was $24,905, or an effective tax rate of 39.5%, which is comparable to $21,272, or an effective tax rate of 39.6%, in Fiscal 1998. The annual effective tax rate of 39.5% for Fiscal 1999 was higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, foreign income taxes higher than the U.S. rate, and the unfavorable impact of non-deductible intangibles amortization.

Net income for Fiscal 1999 was $38,145 compared to $32,404 in Fiscal 1998, an increase of 17.7%. This growth was primarily due to strong revenue growth in North America and Europe and the Company's ability to leverage its existing cost structure and the success of the Company's operational changes in Brazil and Mexico.

FISCAL 1998 COMPARED TO FISCAL 1997: Restated revenues for Fiscal 1998 were $299,276, an increase of $52,863 or 21.5% over Fiscal 1997 restated revenues of $246,413, reflecting strong growth worldwide. North American revenues increased to $164,628 from $136,390 or 20.7% over the prior year. The growth was driven by both the success of new product sales and an increase in the number of medium and large orders.

Reported revenues from international operations increased to $134,648 from $110,023 or 22.4% over the prior year. If exchange rates had remained constant from the prior year, international revenues would have increased 29.4% from Fiscal 1997.

Reported revenue dollar and percentage growth for the Company's largest subsidiaries were as follows: Japan increased $4,245 or 16.0%; United Kingdom increased $6,882 or 32.7%; France increased $907 or 5.0% and Brazil increased $4,834 or 58.6%. Reported revenue growth in France was reduced due to a stronger U.S. dollar in Fiscal 1998, and without the currency effect, operating revenues increased 19.2% from the prior year. Excluding Japan, United Kingdom, France, and Brazil, the remaining international business units grew $7,757 or 21.6%, from Fiscal 1997. The overall growth in international revenues was due to an increase in the number of orders as well as the success of new product sales.

Gross profit in Fiscal 1998 increased to $147,835, or 49.4% of revenues, from $128,715, or 52.2% of revenues, in Fiscal 1997. The decrease in gross profit margin was due to the combined effects of an increase in medium and large orders, which receive larger discounts and carry slightly lower profit margins than small orders, and the impact of strong sales growth of the Company's local area networking product line which provides slightly lower gross margins. The revaluation of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 49.6% in Fiscal 1998 compared to 52.5% in Fiscal 1997.

SG&A expenses for Fiscal 1998 were $88,137, or 29.5% of revenues, an increase of $9,513 over SG&A expenses of $78,624, or 31.9% of revenues in Fiscal 1997. SG&A expense as a percentage of revenues decreased from last year as the Company was able to leverage its existing cost structure. The dollar increase over the prior year related to additional marketing and personnel costs, primarily at the international locations.

Operating income before amortization in Fiscal 1998 was $59,698, or 19.9% of revenues, compared to $50,091, or 20.3% of revenues, in Fiscal 1997. Intangibles amortization for the year was $3,801, comparable to the prior year amount of $3,854.

Net interest expense for Fiscal 1998 declined to $2,636 from $3,654 in Fiscal 1997 due to lower average borrowings.

The tax provision in Fiscal 1998 was $21,272, or an effective tax rate of 39.6%, compared to $17,627, or an effective tax rate of 41.6%, in Fiscal 1997. The decrease in the effective tax rate was due to foreign tax planning. The annual effective tax rate of 39.6% for Fiscal 1998 was higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, foreign income taxes higher than the U.S. rate, and the unfavorable impact of non-deductible intangibles amortization.

Net income for Fiscal 1998 was $32,404 compared to $24,792 in Fiscal 1997, an increase of 30.7%. This growth was primarily due to strong revenue growth in North America and Europe and the Company's ability to leverage its existing cost structure.

LIQUIDITY AND CAPITAL RESOURCES: The Company continues to meet all of its cash requirements through cash flow from operations. During Fiscal 1999, cash flow before debt reduction and the impact of acquisitions was $40,413, the total impact of acquisitions was $25,428, and the Company reduced debt by $20,205. The Company also made capital expenditures of $9,354 during Fiscal 1999. As of March 31, 1999, the Company had cash and cash equivalents of $5,946, working capital of $73,262 and long-term debt of $204. The Company's total debt at March 31, 1999 of $1,715 was comprised of various loans and commitments. The weighted average interest rate on all indebtedness of the Company as of March 31, 1999 was approximately 6.7% compared to 8.8% as of March 31, 1998. In addition, at March 31, 1999, the Company had $48,021 of additional funds available under its Omnibus Credit Facility with Mellon Bank.

The Mellon Credit Facility provides for a maximum borrowing of $49,000 through September 30, 2002. Interest on borrowings is variable based on the Company's option of selecting the bank's prime rate (7-3/4 percent at March 31, 1999), the Euro-dollar rate plus an applicable margin, as defined in the agreement, or Mellon's ABS rate plus an applicable margin, as defined in the agreement. The applicable margin added to the Euro-dollar rate and Mellon's ABS rate is adjusted each quarter based on the cash flow ratio, as defined in the agreement and can vary from 1 percent to 1/2 percent (1/2 percent at March 31, 1999).

On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased 1 million shares at prevailing market prices. Funding for the stock repurchase came from existing cash flow and borrowings from the Mellon Credit Facility.

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

The Company has entered into and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce its foreign currency exposure related to these intercompany transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables. At March 31, 1999, the Company did not have any open forward contracts. During Fiscal 1999, the net impact from revaluing forward contracts was not material.

The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

YEAR 2000 COSTS: The Company has conducted a review of its information technology systems and non-information technology systems to evaluate the potential impact and disruption to its business arising from the year 2000. Those systems that were determined to not be year 2000 compliant have been corrected or are currently in the process of being modified. The Company's mainframe Distribution Control System, which processes customer orders, controls inventory, and updates accounts receivable, became compliant in early 1998. The hardware supporting this application is year 2000 compliant and the system software will be year 2000 compliant in July 1999 as part of regular maintenance upgrades. The Company completed the process of upgrading the functionality of the hardware and system software that supports both the financial general ledger and the manufacturing control system. This upgrade resulted in a year 2000 compliant system in March 1999. The application software for the financial general ledger and the manufacturing system has been assessed and became compliant in March 1999. The Company has determined that a minimal amount of updates and replacements are also required for the hardware and software on the workstations and servers and should be completed by September 1999. The Company is in the process of evaluating its subsidiaries to determine their state of readiness for the year 2000 and does not anticipate any major issues. Total costs for modifications/upgrades to the information technology systems is estimated at $400 of which about $300 was incurred during Fiscal 1998. All costs that directly relate to the year 2000 are being expensed as incurred.

The Company has surveyed significant vendors in order to evaluate the risks of year 2000 threats related to their interaction with the Company's systems and the supply of products. About 90% of the responses have been received and evaluated with no major complications or disruptions anticipated. The Company is currently evaluating the year 2000 readiness of its significant service providers and does not anticipate any related problems. The Company has the ability to communicate to customers information about year 2000 compliance for all products. Other significant non-information technology systems have been evaluated and the estimated cost for replacement is not material.

The Company has fully tested its mainframe Distribution Control System and does not expect any processing failures as a result of the year 2000. However, in the event of a year 2000 failure of this system, the Company has a contingency plan to fulfill customer orders using a manual process.

CONVERSION TO THE EURO CURRENCY: On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company conducts business in member countries. The transition period for the introduction of the Euro will be between January 1, 1999 and June 30, 2002. The Company is assessing the issues involved with the introduction of the Euro, and it does not expect Euro conversion to have a material impact on its operations or financial results.

ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. As required by SFAS No. 133, the Company expects to adopt the new statement in the first quarter of Fiscal 2001. The effect of this statement on the Company's financial statements has not been determined.

INFLATION. The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price increases within the constraints of market competition.

FORWARD-LOOKING STATEMENTS: When included in this Annual Report on Form 10-K or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the ability of the Company to identify, acquire and operate additional on-site technical service companies, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. A discussion of accounting policies for financial derivatives is included in Note 1 to the consolidated financial statements. At March 31, 1999, the Company did not have any open forward exchange contracts.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Black Box Corporation:

We have audited the accompanying consolidated balance sheets of Black Box Corporation (a Delaware corporation and the "Company") and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                                         /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
April 30, 1999

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED MARCH 31,
                                                                --------------------
                                                   1997            1998           1999
--------------------------------------------------------------------------------------------
Revenues                                             $246,413       $299,276       $329,974
  Cost of sales                                       117,698        151,441        167,672
--------------------------------------------------------------------------------------------
Gross profit                                          128,715        147,835        162,302
  SG&A expense                                         78,624         88,137         94,674
  Intangibles amortization                              3,854          3,801          4,263
--------------------------------------------------------------------------------------------
Operating income                                       46,237         55,897         63,365
  Interest expense, net                                 3,654          2,636            553
   Other expense (income), net                            164          (415)          (238)
--------------------------------------------------------------------------------------------
 Income from continuing operations
  before income taxes                                  42,419         53,676         63,050
Provision for income taxes                             17,627         21,272         24,905
--------------------------------------------------------------------------------------------
Net income                                            $24,792        $32,404        $38,145
--------------------------------------------------------------------------------------------
Basic earnings per common share                         $1.47          $1.89          $2.19
Diluted earnings per common share                       $1.40          $1.79          $2.09
--------------------------------------------------------------------------------------------
Weighted average common shares                         16,883         17,168         17,435
Weighted average common and common
  equivalent shares                                    17,760         18,084         18,268
--------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                                     MARCH 31,
                                                                                        --------------------------------
                                                                                             1998              1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                                     $ 11,166       $  5,946
  Accounts receivable, net of allowance for doubtful
  accounts of $2,655 and $4,023, respectively                                                     50,419         62,841
  Inventories, net                                                                                32,283         32,258
  Prepaid catalog expenses                                                                         5,845          4,967
  Other current assets                                                                             4,418         11,205
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             104,131        117,217
Property, plant and equipment, net                                                                13,548         24,190
Intangibles, net                                                                                  72,164        104,208
Other assets                                                                                         440            660
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                    $190,283       $246,275
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current debt                                                                                  $  8,705       $  1,511
  Accounts payable                                                                                15,815         18,210
  Accrued compensation and benefits                                                                6,214          6,820
  Other accrued expenses                                                                           6,665         12,729
  Accrued income taxes                                                                             3,387          4,685
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         40,786         43,955
Long-term debt                                                                                     8,189            204
Deferred taxes                                                                                    10,768          9,051
Other liabilities                                                                                    292            413
Stockholders' equity
  Preferred stock authorized 5,000,000; par value
    $1.00; none issued and outstanding
  Common stock authorized 40,000,000; par value
    $.001; issued and outstanding 17,233,021 and
    18,147,358, respectively                                                                          17             18
  Additional paid-in capital                                                                      34,117         59,272
  Retaining earnings                                                                             101,533        139,678
  Cumulative foreign currency translation                                                        (3,619)        (3,842)
  Dividends declared to former shareholders
    prior to mergers                                                                             (1,800)        (2,474)
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                       130,248        192,652
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                     $ 190,283       $246,275
========================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                             Cumulative
                                             Common Stock        Additional                   Foreign
                                             ------------          Paid-in     Retained       Currency      Dividend
                                        Shares        Amount       Capital     Earnings     Translation     Declared     Total
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1996                 16,770,165     $17         $26,016     $43,759            $(988)     $(318)     $68,486

Comprehensive income
   Net income                                                                     24,792                                   24,792
   Foreign currency translation
     adjustment                                                                                    (1,166)                 (1,166)
                                                                                                                          -------
Comprehensive income                                                                                                       23,626

Exercise of options                          216,428                   2,474                                                2,474
Tax benefit from exercised options                                     1,520                                                1,520
Dividends declared to former
  shareholders prior to mergers                                                                                 (147)        (147)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                 16,986,593      17          30,010      68,551           (2,154)      (465)      95,959

Comprehensive income
   Net income                                                                     32,404                                   32,404
   Foreign currency translation
     adjustment                                                                                    (1,465)                 (1,465)
                                                                                                                          -------
Comprehensive income                                                                                                       30,939

Contribution from merger                                                 261         578                                      839
Issuance of common stock                      68,115
Exercise of options                          178,313                   2,038                                                2,038
Tax benefit from exercised options                                     1,808                                                1,808
Dividends declared to former
  shareholders prior to mergers                                                                               (1,335)      (1,335)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                 17,233,021      17          34,117     101,533           (3,619)    (1,800)     130,248

Comprehensive income
   Net income                                                                     38,145                                   38,145
   Foreign currency translation
     adjustment                                                                                      (223)                   (223)
                                                                                                                            -----
Comprehensive income                                                                                                       37,922

Issuance of common stock                     567,592       1          18,317                                               18,318
Exercise of options                          346,745                   3,732                                                3,732
Tax benefit from exercised options                                     3,106                                                3,106
Dividends declared to former
  shareholders prior to mergers                                                                                 (674)        (674)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                 18,147,358     $18         $59,272    $139,678          $(3,842)   $(2,474)    $192,652
----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                          YEAR ENDED MARCH 31,
                                                            -------------------------------------------------
                                                                 1997             1998            1999
-------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 24,792        $ 32,404         $ 38,145
  Adjustments to reconcile net income to cash
  provided by operating activities
  Depreciation and amortization                                       6,356           6,446            7,591
  All other                                                              99             151              139
Changes in working capital items
  Accounts receivable, net                                           (8,925)         (4,023)          (3,438)
  Inventories, net                                                  (11,047)         (1,576)           2,575
  Other assets                                                         (504)         (1,772)            (245)
  Accounts payable                                                    7,332          (5,176)          (1,982)
  Accrued compensation and benefits                                   1,233             286              196
  Accrued expenses                                                       83             376           (1,147)
  Accrued income taxes                                                2,906          (1,722)           4,459
----------------------------------------------------------- ---------------- --------------- ----------------
Cash provided by operating activities                                22,325          25,394           46,293
----------------------------------------------------------- ---------------- --------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               (2,993)         (2,495)          (9,354)
  Cash acquired from merger                                              --             160               --
  Mergers, net of $1,183 cash acquired                                   --              --          (24,754)
  Acquisition of joint venture                                         (934)             --               --
----------------------------------------------------------- ---------------- --------------- ----------------
  Cash used in investing activities                                  (3,927)         (2,335)         (34,108)
----------------------------------------------------------- ---------------- --------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of borrowings                                           (68,410)        (94,196)         (36,971)
  Proceeds from borrowings                                           48,384          81,340           16,766
  Proceeds from the exercise of options                               2,474           2,038            3,732
  Dividends paid to former shareholders
      prior to merger                                                  (147)         (1,335)            (674)
----------------------------------------------------------- ---------------- --------------- ----------------
  Cash used in financing activities                                 (17,699)        (12,153)         (17,147)
----------------------------------------------------------- ---------------- --------------- ----------------
  Foreign currency exchange impact on cash                           (1,244)         (1,465)            (258)
----------------------------------------------------------- ---------------- --------------- ----------------
  (Decrease) increase in cash and cash equivalents                     (545)          9,441           (5,220)
  Cash and cash equivalents at beginning of year                      2,270           1,725           11,166
----------------------------------------------------------- ---------------- --------------- ----------------
  Cash and cash equivalents at end of year                          $ 1,725        $ 11,166          $ 5,946
----------------------------------------------------------- ---------------- --------------- ----------------
  Interest paid                                                     $ 3,671        $  2,758          $ 1,278
----------------------------------------------------------- ---------------- --------------- ----------------
  Income taxes paid                                                 $13,315        $ 16,181          $15,318
----------------------------------------------------------- ---------------- --------------- ----------------

                                                                           YEAR ENDED MARCH 31,
                                                            -------------------------------------------------
                                                                 1997            1998             1999
-------------------------------------------------------------------------------------------------------------
Mergers
Fair Value of:
     Assets acquired                                                $    --        $     --          $30,860
     Liabilities assumed                                                 --              --           (4,923)
                                                            --------------- ---------------- ----------------
Cash paid                                                                --              --           25,937
Less cash acquired                                                       --              --           (1,183)
                                                            --------------- ---------------- ----------------
Net cash paid for mergers                                           $    --        $     --          $24,754
----------------------------------------------------------- --------------- ---------------- ----------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Black Box Corporation is a leading worldwide technical service provider of computer communications and networking equipment and services and related products to businesses of all sizes, operating in 77 countries throughout the world.

FISCAL YEARS AND INTERIM PERIODS: Prior to the fiscal year ended March 31, 1998, the Company followed a 52 or 53 week fiscal year that ended on the Sunday nearest March 31. Each fiscal quarter consisted of 13 weeks, and the last quarter was adjusted for those years having 53 weeks. For fiscal years ended March 31, 1998 and after, the Company changed the fiscal year end to March 31. The first three quarters consisted of 13 weeks, and the fourth quarter was adjusted to end on March 31. The ending date for the year ended March 31, 1997 was actually March 30, 1997. For simplicity, March 31 is used for all year end references.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Black Box Corporation and its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances at March 31 are as follows:

   ---------------------------------------------------------------------
                                               1998                1999
   ---------------------------------------------------------------------
   Raw materials                            $ 1,654             $ 2,231
   Work-in-process                               41                  31
   Finished goods                            33,442              33,552
   Inventory reserve                         (2,854)             (3,556)
   ---------------------------------------------------------------------
   Inventory, net                          $ 32,283            $ 32,258
   ---------------------------------------------------------------------

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

Property, plant and equipment balances, net of accumulated depreciation, at March 31 are as follows:

                                                                          1998               1999
-------------------------------------------------------------------------------------------------------
Land                                                                   $     1,962       $    2,841
Building and improvements                                                   10,143           17,294
Machinery                                                                   16,250           24,796
-------------------------------------------------------------------------------------------------------
                                                                            28,355           44,931
Accumulated depreciation                                                   (14,807)         (20,741)
-------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                     $    13,548       $   24,190
-------------------------------------------------------------------------------------------------------


INTANGIBLES: Intangibles include the reorganization value in excess of amounts allocable to identifiable assets (the portion of the reorganization value which could not be attributed to specific, tangible or identifiable intangible assets), Goodwill (the excess of the purchase cost over the fair value of the assets acquired) and Tradename and Trademarks. These intangibles are amortized over 20, 25 to 40, and 40 years, respectively. The intangible assets and associated accumulated amortization at March 31 are as follows:

                                                                          1998               1999
-------------------------------------------------------------------------------------------------------
Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $18,880 and
 $21,664, respectively                                                 $   38,194        $    35,410

Goodwill, less accumulated amortization of $527
 and $1,104, respectively                                                   3,577             39,307

Tradename and trademarks, less accumulated
 amortization of $5,549 and $6,451, respectively                           30,393             29,491
-------------------------------------------------------------------------------------------------------

Intangibles, net                                                       $   72,164        $   104,208
-------------------------------------------------------------------------------------------------------

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

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to these intercompany transactions. These contracts have a term of 12 months or less and are with a major commercial bank. Accordingly, the Company expects the counterparty to the contracts to meet its obligations. On a monthly basis, the open contracts are revalued to the current exchange rates, and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables. At March 31, 1999, the Company did not have any open forward exchange contracts. During Fiscal 1999, the net impact from revaluing forward contracts was not material.

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

ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. As required by SFAS No. 133, the Company expects to adopt the new statement in the first quarter of Fiscal 2001. The effect of this statement on the Company's financial statements has not been determined.

NOTE 2: CHANGES IN BUSINESS

MERGERS AND NEW SUBSIDIARIES: During Fiscal 1999, the Company successfully completed four business combinations accounted for as poolings of interests (collectively the "Merged Companies"): Associated Network Solutions, Inc. ("ANSI"), American Telephone Wiring Company ("ATW"), CCI Direct Connect, Inc. ("CCI") and Midwest Communications Technologies, Inc. ("MCT"). Accordingly, all prior period amounts of the Merged Companies have been restated to reflect the combined results of operations and financial position. The Company issued an aggregate of 467.911 shares of its common stock in exchange for all of the outstanding shares of the Merged Companies. The following table reports aggregated revenue and aggregated net income of the Merged Companies for the periods preceding the acquisition dates:

                                                  Year Ended March 31,
                               ------------------- -------------------- -------------------
                                    Full Year           Full Year             Partial Year
                                      1997                1998                    1999 *
------------------------------ ------------------- -------------------- -------------------

Revenue                                   $14,255              $19,455              $6,496
Net income                                    497                1,489                 415
------------------------------ ------------------- -------------------- -------------------

         * Fiscal 1999 data includes only activity for each of the Merged Companies from April 1, 1998 to its respective merger date. (Fiscal 1997 and 1998 data includes twelve full months of activity.)

Three of the four Merged Companies were Subchapter S corporations. As such, the earnings of these three companies were not subject to United States corporate income tax. Proforma tax information is not presented because it is not material.

In addition, during Fiscal 1999, the Company completed eight business combinations which have been accounted for using the purchase method of accounting. Todd Communications, Inc. ("Todd"), Cable Consultants, Incorporated. ("Cable Con"), Key-Four, Inc. ("Key-Four"), Advanced Communications Corporation ("ACC"), Wakefield Electronics Group Inc., doing business as South Hills Datacomm ("South Hills"), Ohmega Installations Limited ("Ohmega"), Aicon Telemarketing Tecnologico Ltda. ("Aicon") and The Austin Connection, Inc. ("Austin").

In March 1999, the Company merged Todd, a privately held company based in Winston-Salem, North Carolina, into a wholly owned subsidiary. Todd specializes in technical design, installation and maintenance of premise cabling systems to customers throughout North Carolina. The purchase price was $1,900 and resulted in goodwill of approximately $1,300, which will be amortized over twenty five years. The Company has consolidated the results of operations for Todd as of the merger date. The operations and financial position of Todd are not material to either the consolidated financial position or results of operations of the Company and therefore, no pro forma information has been provided.

In March 1999, the Company merged Cable Con, a privately held company based in Atlanta, Georgia, into a wholly owned subsidiary. Cable Con specializes in technical design, installation and maintenance of premise and outside cabling systems to customers throughout the Southeast. The purchase price was $12,100 and resulted in goodwill after assumed liabilities of approximately $9,400, which will be amortized over twenty five years. In addition, the merger agreement provides for contingent payment of up to $3,000 depending on Cable Con's future performance. The Company has consolidated the results of operations for Cable Con as of the merger date. The operations and financial position of Cable Con are not material to either the consolidated financial position or results of operations of the Company and therefore, no pro forma information has been provided.

In January 1999, the Company merged Key-Four, a privately held company based in Atlanta, Georgia, into a wholly owned subsidiary. Key-Four provides installation and maintenance for structured premise cabling systems, telephone systems installation and service, dedicated on-site telecommunications support personnel, plus related products to customers throughout the Southeast. The purchase price was $1,900 and resulted in goodwill after assumed liabilities of approximately $2,300, which will be amortized over twenty five years. In addition, the merger agreement provides for contingent payment of up to $600 depending on Key-Four's future performance. The Company has consolidated the results of operations for Key-Four as of the merger date. The operations and financial position of Key-Four are not material to either the consolidated financial position or results of operations of the Company and therefore, no pro forma information has been provided.

In December 1998, the Company merged ACC into a wholly owned subsidiary. ACC was a privately held company based in Columbia, South Carolina that provides on-site services for premise cabling and related products to customers throughout South Carolina. The purchase price was $1,500 and resulted in goodwill of approximately $1,200, which will be amortized over twenty five years. The Company has consolidated the results of operations for ACC as of the merger date. The operations and financial position of ACC are not material to either the consolidated financial position or results of operations of the Company and therefore, no pro forma information has been provided.

In September 1998, the Company merged with the parent corporation of Wakefield Electronics Group Inc., doing business as South Hills Datacomm (South Hills). South Hills is a direct marketer of computer communications and networking products with subsidiary operations in the United States, Puerto Rico and Chile. The purchase price was $25,300 and resulted in goodwill of approximately $20,500, which will be amortized over thirty years. In connection with the merger, the Company established a reserve of $2,200 for the purpose of covering the costs related to consolidation of the facilities and workforce. The Company has consolidated the results of operations for South Hills as of the merger date. The operations and financial position of South Hills are not material to either the consolidated financial position or results of operations of the Company and therefore, no pro forma information has been provided.

In addition, the Company completed three minor mergers, Ohmega, Aicon and Austin, for a total purchase price of $1,754 and resulting in goodwill of approximately $1,600.

Total revenues in Fiscal 1999 from mergers accounted for using the purchase method was $17,476.

During Fiscal 1998, the Company merged with ATIMCO, a privately held company that provides network design and installation services, premise cabling and related products. The Company issued 68.115 shares of common stock in the transaction, which was accounted for by a pooling of interests. ATIMCO's revenues in Fiscal 1998 were $3,200. ATIMCO's results of operations are not considered material to the Company, and as such, prior periods have not been restated.

NOTE 3: INDEBTEDNESS

Long-term debt at March 31 is as follows:

                                           1998           1999
------------------------------------------------------------------
Notes                                  $ 16,000         $      --
Other debt                                  894             1,715
------------------------------------------------------------------
                                         16,894             1,715
Less current portion                     (8,705)           (1,511)
------------------------------------------------------------------
Long-term debt                         $  8,189         $     204
------------------------------------------------------------------


In May 1994, Black Box Corporation of Pennsylvania ("Black Box PA"), a domestic operating subsidiary of the Company entered into a Revolving Credit Agreement with Mellon Bank, N.A. ("Mellon") for the purpose of refinancing the then existing revolving credit agreement and to provide additional working capital. On February 12, 1999, Black Box PA entered into a new credit agreement with Mellon. This agreement refinanced the existing debt under the previous revolving agreement, extended the term and modified the interest rate options, among other things. The current agreement provides for a maximum borrowing of $49,000 through September 30, 2002. Interest on borrowings is variable based on the Company's option of selecting the bank's prime rate (7-3/4 percent at March 31, 1999), the Euro-dollar rate plus an applicable margin, as defined in the agreement or Mellon's Automated Borrowing Services ("ABS") rate plus an applicable margin, as defined in the agreement. The applicable margin added to the Euro-dollar rate and Mellon's ABS rate is adjusted each quarter based on the cash flow ratio, as defined in the agreement and can vary from 1 percent to 1/2 percent (1/2 percent at March 31, 1999). The agreement requires the Company to pay a quarterly commitment fee, based on a rate determined by the cash flow ratio, as defined in the agreement and can vary from 3/8 percent to 1/5 percent (1/5 percent at March 31, 1999), of the daily unborrowed portion of the total commitment. The agreement is unsecured; however, all borrowings are guaranteed by the Company, as the ultimate parent. The agreement contains restrictive covenants that relate to capital expenditures and various financial ratios.

In May 1994, the domestic subsidiary of the Company entered into a $40,000, five year Senior Note Agreement with certain financial institution parties for the purpose of refinancing a portion of the existing notes outstanding. The Senior Notes were payable in five equal installments of $8,000 per year starting in May 1995 and ending in May 1999. Interest on the notes was fixed at 8.81 percent and prepayments are permitted subject to the payment of a yield-maintenance amount, as defined in the agreement. On September 1, 1998 the Senior Notes were paid in full.

Other debt is composed of various bank, industrial revenue and third party loans secured by specific pieces of equipment and real property. Interest on these loans are fixed and range from 3 to 5 percent.

At March 31, 1999, the Company had $979 of letters of credit outstanding.

The aggregated amount of the minimum principal payments for each of the five fiscal years subsequent to March 31, 1999 for all long-term indebtedness is as follows: 2000-$1,511; 2001-$109; 2002-$16; 2003-$14, 2004-$14; and
thereafter-$51.

The fair value of the Company's debt at March 31, 1999 approximates the carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

NOTE 4: INCOME TAXES

The domestic and foreign components of pretax income from continuing operations for the years ended March 31 are as follows:

                                             1997      1998      1999
-----------------------------------------------------------------------
Domestic                                   $31,334   $40,280   $46,007
Foreign                                     11,085    13,396    17,043
-----------------------------------------------------------------------
Consolidated                               $42,419   $53,676   $63,050
-----------------------------------------------------------------------

The provision for income tax charged to continuing operations for the years ended March 31 consists of the following:

                                             1997             1998             1999
--------------------------------------------------------------------------------------
Current:
  Federal                                  $ 9,507           $9,706          $  9,980
  State                                      1,158              856             1,031
  Foreign                                    7,078            7,612             7,799
--------------------------------------------------------------------------------------
Total current                               17,743           18,174            18,810
--------------------------------------------------------------------------------------
Deferred                                      (116)           3,098             6,095
--------------------------------------------------------------------------------------
Provision for income taxes                 $17,627          $21,272           $24,905
--------------------------------------------------------------------------------------

Reconciliations between income taxes from continuing operations computed using the federal statutory income tax rate and the Company's effective tax rate for the years ended March 31 are as follows:

                                                        1997             1998              1999
------------------------------------------------------------------------------------------------
Federal statutory tax rate                              35.0%            35.0%             35.0%
Foreign taxes, net of foreign tax credits                0.6              2.8               1.1
Amortization of intangibles                              2.3              1.9               1.8
State income taxes, net of federal benefit               2.0              1.6               1.6
Other, net                                               1.7             (1.7)              0.0
------------------------------------------------------------------------------------------------
Effective tax rate                                      41.6%            39.6%             39.5%
------------------------------------------------------------------------------------------------

The components of deferred tax (liabilities) assets at March 31 are as follows:

                                                                               1998             1999
                                                                               ----             ----
  Tradename and trademarks                                                   $ (10,627)       $(10,312)
  State taxes                                                                   (1,283)         (1,041)
  Unremitted earnings of Japanese subsidiary                                    (3,551)         (3,528)
  Basis of fixed assets                                                           (961)         (1,026)
  Other                                                                         (4,790)         (3,646)
  ----------------------------------------------------------------------- -------------- ---------------
  Gross deferred tax liabilities                                               (21,212)        (19,553)
  Net operating losses and foreign tax credit carryforwards                      7,430           6,593
  Other                                                                          3,014           3,909
  ----------------------------------------------------------------------- -------------- ---------------
  Gross deferred tax assets                                                     10,444          10,502
  ----------------------------------------------------------------------- -------------- ---------------
  Net deferred tax liabilities                                               $ (10,768)        $(9,051)
  ----------------------------------------------------------------------- -------------- ---------------

At March 31, 1999, the Company had $44,507 of net operating loss carryforwards and $39,410 of alternative minimum tax loss carryforwards. As a result of the Company's reorganization in 1992 and concurrent ownership change, Section 382 of the Internal Revenue Code limits the amount of net operating losses available to the Company to approximately $600 per year. The carryforwards expire in the fiscal years 2004 through 2007; however, due to the limitation stated above, the Company expects to utilize only the unrestricted portion of the operating loss carryforwards, prior to expiration.

In general, except for certain earnings in Japan, it is management's intention to reinvest undistributed earnings of foreign subsidiaries, which aggregate approximately $17,000 based on exchange rates at March 31, 1999. However, from time to time, the foreign subsidiaries declare dividends to the U.S. parent, at which time the appropriate amount of tax is determined. Also, additional taxes could be necessary if foreign earnings were lent to the parent or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and facilities under noncancelable operating lease agreements, which contain provisions for certain rental adjustments as well as renewal options. Rent expense under these operating leases for the years ended March 31, 1997, 1998 and 1999 was $913, $916, and $2,882, respectively. At March 31, 1999, the minimum lease commitments under all noncancelable operating leases for the next five years are as follows:
2000-$2,249; 2001-$1,543; 2002-$1,060; 2003-$845, 2004-$339 and thereafter-$332.

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

NOTE 6: INCENTIVE COMPENSATION PLANS

PERFORMANCE BONUS: The Company has a variable compensation plan covering substantially all employees. This plan provides for the payment of a bonus based on certain annual performance targets. All payments are subject to approval by the Board of Directors upon the completion of the annual audit. In addition, the Company has an incentive compensation plan that covers certain key employees. Amounts to be paid under this plan are based on the attainment of certain operating targets over a three-year period ending March 31, 2001. The amount expensed under the variable and incentive compensation plans for the years ended March 31, 1997, 1998 and 1999 were $2,954, $2,084, and $2,871, respectively.

PROFIT SHARING AND SAVINGS PLAN: The Company has a Profit Sharing and Savings Plan ("Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code covering only U.S. employees. Under the Plan, participants are permitted to make contributions of up to 12 percent of their compensation, as defined. The Company matches 25 percent of the participant's contributions and increases its matching contribution percentage if the Company achieves specific revenue and profit targets established at the beginning of each fiscal year. The total Company contribution for the years ended March 31, 1997, 1998 and 1999 was $505, $523 and $748, respectively.

STOCK OPTION PLANS: The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the "Employee Plan"), and the 1992 Directors Stock Option Plan, as amended (the "Directors Plan"). The Employee Plan authorizes the issuance of options and stock appreciation rights ("SARs") for up to 3,900 shares of Common Stock. Options are issued by the Board of Directors or a Board committee to key employees of the Company and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant and have been adjusted to reflect the effect of the MICOM distribution on June 3, 1994. No SARs have been issued.

The Directors Plan authorizes the issuance of options and SARs for up to 100 shares of Common Stock. Options are issued by the Board of Directors or a Board committee and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant and have been adjusted to reflect the effect of the MICOM distribution on June 3, 1994. No SARs have been issued.

The following is a summary of the Company's stock option plans for years ended March 31:

                                            1997                            1998                           1999
                                            ----                            ----                           ----
                                                   WEIGHTED                        WEIGHTED                        WEIGHTED
                                                   AVERAGE                         AVERAGE                         AVERAGE
                                                   EXERCISE                        EXERCISE                        EXERCISE
                                   SHARES          PRICE           SHARES          PRICE           SHARES          PRICE
                               --------------- --------------- --------------- --------------- -------------- ---------------
Outstanding, beginning
  of the year                        1,754         $ 11.96           1,750         $ 14.11         2,518          $20.14
Granted                                400           23.38           1,042           28.71           723           22.08
Exercised                             (214)          11.47            (178)          11.43          (348)          10.82
Forfeited                             (190)          16.70             (96)          19.43           (91)          28.77
------------------------------ --------------- --------------- --------------- --------------- -------------- ---------------
Outstanding, end of
  the year                           1,750         $ 14.11           2,518         $ 20.14         2,802          $21.51
Exercisable, end of year               822         $ 10.54           1,119         $ 12.32         1,355          $17.70

Weighted average fair value
of options granted during
the year                                           $ 11.89                         $ 17.26                        $11.87
------------------------------ --------------- --------------- --------------- --------------- -------------- ---------------

The following table summarizes information about the stock options outstanding at March 31, 1999:

                                                           OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                           -------------------                -------------------
                                                WEIGHTED
                                                AVERAGE                    WEIGHTED                       WEIGHTED
RANGE OF                                        REMAINING                   AVERAGE                       AVERAGE
EXERCISE                    NUMBER              CONTRACTUAL                EXERCISE        NUMBER         EXERCISE
PRICES                      OUTSTANDING         LIFE                          PRICE      EXERCISABLE      PRICE
--------------------------- ------------------- -------------------- --------------- -------------------- -------------
$7.77                                73         3.7 years               $     7.77             73            $   7.77
$8.92 - $9.35                        50         4.5 years                     9.35             50                9.35
$9.78 - $13.06                      275         5.3 years                    10.07            275               10.07
$13.65 - $15.75                     474         6.2 years                    15.01            474               15.01
$20.50 - $21.94                     938         9.1 years                    21.75             91               21.05
$24.75 - $27.38                     219         7.5 years                    24.91            135               24.75
$30.25 - $33.25                     749         8.7 years                    30.26            250               30.26
$33.50 - $35.19                      24         8.5 years                    35.01              7               35.19
--------------------------- ------------------- -------------------- --------------- ------------------- --------------
$7.77  - $35.19                   2,802         7.8 years               $    21.51          1,355            $  17.70
--------------------------- ------------------- -------------------- --------------- ------------------- --------------

The Company continues to apply APB Opinion No. 25 in accounting for stock-based compensation. To date, all stock options have been issued at market value; accordingly, no compensation cost has been recognized. Had the Company elected to recognize compensation cost based on the fair value basis under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts for the years ended March 31:

                                                     1997                 1998             1999
-------------------------------------------------------------------------------------------------
Net income                As reported            $   24,792            $   32,404      $   38,145
                          Pro forma                  23,521                30,103          34,071

Earnings per share        As reported            $     1.40            $     1.79      $     2.09
                          Pro forma                    1.32                  1.66            1.86
-------------------------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for the years ending March 31:

                                            1997              1998                  1999
----------------------------------------------------------------------------------------
Expected life (in years)                    7.0                7.3               6.1
Risk free interest rate                     6.6%               5.7%             4.6%
Volatility                                  35%                50%               50%
Dividend yield                               --                 --                --
----------------------------------------------------------------------------------------

NOTE 7:  EARNINGS PER SHARE

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

                                                                        YEAR ENDED MARCH 31,
                                                                        --------------------
                                                               1997             1998         1999
-------------------------------------------------------- ---------------- ------------ -----------
Net income for earnings per share computation                    $24,792      $32,404     $38,145
Basic earnings per common share:
   Weighted average common shares                                 16,883       17,168      17,435
   Basic earnings per common share                                 $1.47        $1.89       $2.19
-------------------------------------------------------- ---------------- ------------ -----------
Diluted earnings per common share:
   Weighted average common shares                                 16,883       17,168      17,435
   Shares issuable from assumed conversion of
       common stock equivalents                                      998        1,049         989
   Shares assumed repurchased with tax savings from
      compensation expense of exercised options                     (121)        (133)       (156)
-------------------------------------------------------- ---------------- ------------ -----------
  Weighted average common and common
       equivalent shares                                          17,760       18,084      18,268
  Diluted earnings per common share                                $1.40        $1.79       $2.09
-------------------------------------------------------- ---------------- ------------ -----------

NOTE 8: SEGMENT REPORTING

The Company manages its business segments primarily on a geographic basis. Its reportable segments are comprised of North America, Europe and the Pacific Rim. Other operating segments include Latin America and corporate expenses. Corporate expenses include costs related to tradename and trademark protection and various administrative items. The Company reports its segments separately because of differences in geographic market characteristics. Each reportable segment is directed by a regional vice president and may provide revenue from direct marketing and on-site services.

The accounting policies of the various segments are the same as those described in "Summary of Significant Accounting Policies" in Note 1. The company evaluates the performance of each segment based on "Worldwide EBITA." A segment's Worldwide EBITA is its earnings before interest, taxes and amortization with all profit on intercompany sales allocated to the segment providing the third party revenues. Intersegment sales are not reviewed by management and are not included in the total revenues reported below. Certain costs included in the North America segment are incurred for the benefit of other segments but are not allocated for internal management reporting and are, therefore, not allocated herein. These unallocated costs include certain order fulfillment, shipping, and various overhead items. Segment interest income, interest expense and expenditures for segment assets are not presented to or reviewed by management, and are, therefore, not presented.

Summary information by reportable segment is as follows:

NORTH AMERICA

---------------------------- -------------- -------------- ---------------
                                 1997           1998            1999
---------------------------- -------------- -------------- ---------------
Revenues                         $ 136,390      $ 164,628       $ 185,606
Worldwide EBITA                     25,136         29,180          31,413
Depreciation                         1,271          1,569           1,983
Amortization                         2,953          2,900           3,357
Segment assets                     163,446        172,158         231,212
---------------------------- -------------- -------------- ---------------

EUROPE

--------------------------- ------------- -------------- --------------
                                1997          1998           1999
--------------------------- ------------- -------------- --------------
Revenues                        $ 64,278       $ 77,167       $ 92,118
Worldwide EBITA                   13,341         15,805         22,052
Depreciation                         720            708            865
Amortization                          --             --              5
Segment assets                    28,432         33,335         37,947
--------------------------- ------------- -------------- --------------

PACIFIC RIM

--------------------------- ------------- -------------- --------------
                                1997          1998           1999
--------------------------- ------------- -------------- --------------
Revenues                        $ 34,097       $ 39,395       $ 36,171
Worldwide EBITA                   12,483         14,612         13,195
Depreciation                          50            151            128
Amortization                          --             --             --
Segment assets                    13,138         12,243         12,887
--------------------------- ------------- -------------- --------------

OTHER

--------------------------- ------------- ------------- ---------------
                                1997          1998           1999
--------------------------- ------------- ------------- ---------------
Revenues                         $11,648      $ 18,086        $ 16,079
Worldwide EBITA                    (869)           101             968
Depreciation                         304           112             119
Amortization                         901           901             901
Segment assets                   174,764       181,570         220,284
--------------------------- ------------- ------------- ---------------

The following are reconciliations between certain reportable segment data and the corresponding consolidated amounts:

REVENUES

----------------------------------------------------- --------------- ------------- -------------
                                                           1997           1998          1999
----------------------------------------------------- --------------- ------------- -------------
Total revenues from reportable segments                     $234,765      $281,190      $313,895
Other revenues                                                11,648        18,086        16,079
Total consolidated revenues                                  246,413       299,276       329,974
----------------------------------------------------- --------------- ------------- -------------

EBITA

------------------------------------------------------ -------------- ------------- -------------
                                                           1997           1998          1999
------------------------------------------------------ -------------- ------------- -------------
Total Worldwide EBITA for reportable segments                $50,960       $59,597       $66,660
Other EBITA                                                     (869)          101           968
Total consolidated EBITA                                      50,091        59,698        67,628
------------------------------------------------------ -------------- ------------- -------------

ASSETS

------------------------------------------------------ -------------- ------------- -------------
                                                           1997           1998          1999
------------------------------------------------------ -------------- ------------- -------------
Total assets for reportable segments                        $205,016      $217,736      $282,046
Other assets                                                 174,764       181,570       220,284
Corporate eliminations                                      (202,954)     (209,023)     (256,055)
Total consolidated assets                                    176,826       190,283       246,275
------------------------------------------------------ -------------- ------------- -------------

NOTE 9: QUARTERLY DATA (UNAUDITED)

                                       FIRST                 SECOND               THIRD            FOURTH
                                      QUARTER               QUARTER              QUARTER           QUARTER             YEAR
------------------------------- --------------------- --------------------- ------------------- -------------- ---------------
FISCAL 1998
Revenues                                     $69,269               $74,596             $74,206        $81,205        $299,276
Gross profit                                  34,820                36,834              37,026         39,155         147,835
Net income                                     7,193                 7,951               8,107          9,153          32,404
Basic earnings per
 common share                                   0.42                  0.46                0.47           0.53            1.89(1)
Diluted earnings per
 common share                                   0.40                  0.44                0.45           0.51            1.79(1)
------------------------------- --------------------- --------------------- ------------------- -------------- ---------------
FISCAL 1999
Revenues                                     $73,096               $79,130             $84,789        $92,959        $329,974
Gross Profit                                  36,185                38,596              42,073         45,448         162,302
Net income                                     8,284                 8,764               9,605         11,492          38,145
Basic earnings per
 common share                                   0.48                  0.51                0.55           0.65            2.19
Diluted earnings per
 common share                                   0.46                  0.49                0.53           0.62            2.09(1)
------------------------------- --------------------- --------------------- ------------------- -------------- ---------------

(1) Earnings per share for the year is different than the sum of the quarterly earnings per share due to the change in shares each quarter.

NOTE 10: SUBSEQUENT EVENTS (UNAUDITED)

In April 1999, the Company merged Con-Optic, Inc. into Key-Four, a wholly owned subsidiary. Based in Atlanta, Georgia, privately held Con-Optic provides services complementary to Key-Four, including technical design, installation and maintenance services for premise cabling and related products to customers throughout Georgia. The results of operations and financial position of Con-Optic are not material to the consolidated results of operations or financial position.

During May 1999, the Company merged with C-Tel Corporation. Established in 1987 in Columbus, Ohio, privately held C-Tel provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in Ohio. The results of operations and financial position of C-Tel are not material to the consolidated results of operations or financial position.

On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased 1 million shares at prevailing market prices.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Officers of the Registrant" included under Part I of this Form 10-K.

         The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Certain Board Committees" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners", "Compensation Committee Interlocks and Insider Participation -- Change of Control Agreement", "Compensation Committee Interlocks and Insider Participation -- Separation Agreement", and "Security Ownership of Management" in the Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                  (2)      Financial Statement Schedules

                           Report of Independent Public Accountants on
                           Supplemental Schedules

                           Schedule II - Valuation and Qualifying Accounts

                  (3)      Exhibits

                            Exhibit
                            Number                                Description
                            ------                                -----------

                            3(i)             Second Restated Certificate of Incorporation of the
                                             Company, as amended (8)

                            3(ii)            Restated Bylaws, as amended (2)

                            10.1             1992 Stock Option Plan, as amended (9)

                            10.2             1992 Director Stock Option Plan, as amended (9)

                            10.3             Omnibus Credit Facility Agreement, dated as of February 12, 1999, among Black Box Corporation of Pennsylvania, Black Box Corporation
                                             and Mellon Bank, N.A. (1)

                            10.4             Agreement and Plan of Distribution, dated as of
                                             May 10, 1994, among the Company, Black Box - PA
                                             and MICOM (3)

                            10.5             Indemnification and Liability Assumption Agreement,
                                             dated as of  June 3, 1994, among the Company, Black Box - PA and MICOM (3)

                            10.6(i)          Tax Sharing Agreement, dated as of January 28, 1992,
                                             among the Company (previously known as MB
                                             Holdings, Inc.), Black Box and MICOM (3)

                            10.6(ii)         Amendment to Tax Sharing Agreement, dated as of
                                             June 3, 1994 (3)

                            10.7             Separation Agreement, dated as of October 17, 1991,
                                             between the Company (previously known as MB Holdings, Inc.), and MICOM (3)

                            10.8             Black Box do Brasil Industria E. Comercio LTDA.
                                             Quotaholder Agreement (5)

                            10.9             Private Instrument of Amendment to the Articles of
                                             Association of Black Box do Brasil Industria E.
                                             Comercio LTDA. (5)

                            10.10            Change of Control Agreement with
                                             Frederick C. Young, dated as of December 20, 1994 (6)

                            10.12            Subscription Agreement and Plan of Acquisition of
                                             BBOX Holding Company by Black Box Corporation
                                             dated November 21, 1996 (7)

                            10.13            Executive Incentive Program Summary
                                             (1999-2001) (10)

                            10.14            Separation Agreement, dated as of June 23, 1998,
                                             between the Company and Jeffrey M. Boetticher (10)

                            21.1             Subsidiaries of the Company (1)

                            23.1             Consent and Report of Arthur Andersen LLP,
                                             independent public accountants (1)

                            27.1             Financial Data Schedule (1)

                            27.2             Restated Financial Data Schedule for Form 10-Q for
                                             the Fiscal 1999 Third Quarter (1)

                            27.3             Restated Financial Data Schedule for Form 10-Q for
                                             the Fiscal 1999 Second Quarter (1)

                           27.4              Restated Financial Data Schedule for Form 10-Q for
                                             the Fiscal 1999 First Quarter (1)

                           27.5              Restated Financial Data Schedule for Form 10-K for
                                             Fiscal 1998 (1)

                           27.6              Restated Financial Data Schedule for Form 10-Q for
                                             Fiscal 1998 Third Quarter (1)

                           27.7              Restated Financial Data Schedule for Form 10-Q for
                                             Fiscal 1998 Second Quarter (1)

                           27.8              Restated Financial Data Schedule for Form 10-Q for
                                             Fiscal 1998 First Quarter (1)

                           27.9              Restated Financial Data Schedule for Form 10-K for
                                             Fiscal 1997 (1)

         (1)      Filed herewith.

         (2) Filed as an exhibit to the 1993 Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 26, 1993, and incorporated herein by reference.

         (3) Filed as an exhibit to the Report on Form 8-K, file number 0-18706, filed with the Commission on June 20, 1994, and incorporated herein by reference.

         (5) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on February 15, 1994, and incorporated herein by reference.

         (6) Filed as an exhibit to the 1995 Form 10-K of the Company, file number 0-18706, filed with the Commission on June 19, 1995 and incorporated herein by reference.


         (7) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on February 12, 1997, and incorporated herein by reference.

         (8) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 10, 1997, and incorporated herein by reference.

         (9) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 13, 1998.

         (10) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 29, 1998.

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

         BLACK BOX CORPORATION

         Dated:  June 25, 1999
                                                   /s/ Anna M. Baird
                                         ------------------------------------
                                         Anna M. Baird, Vice President, Chief
                                         Financial Officer, Treasurer, and
                                         Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURES                   CAPACITY                     DATE


  /s/ WILLIAM F. ANDREWS               Director                 June 25, 1999
  ----------------------
    William F. Andrews


  /s/ WILLIAM R. NEWLIN                Director                 June 25, 1999
  ---------------------
    William R. Newlin


    /s/ BRIAN D. YOUNG                 Director                 June 25, 1999
    ------------------
      Brian D. Young


    /s/ FRED C. YOUNG            Director, President,           June 25, 1999
    -----------------         Chief Operating Officer,
     Fred C. Young                 and Secretary


    /s/ ANNA M. BAIRD              Vice President,              June 25, 1999
    -----------------          Chief Financial Officer,
      Anna M. Baird            Treasurer and Principal
                                  Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Directors and Stockholders of Black Box Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Black Box Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated April 30, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                       /s/ ARTHUR ANDERSEN LLP




Pittsburgh, Pennsylvania
April 30, 1999

                                                                     SCHEDULE II

                              BLACK BOX CORPORATION

                       VALUATIONS AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                            ADDITIONS
                                       BALANCE AT           CHARGED TO           REDUCTIONS            BALANCE
       DESCRIPTION                    BEGINNING OF          COSTS AND               FROM              AT END OF
       -----------                       PERIOD              EXPENSES             RESERVES             PERIOD
                                         ------              --------             --------             ------

YEAR ENDED MARCH 31, 1997
  Inventory reserves                     $1,648                $1,398              $1,436               $1,610
  Allowance for unrealizable
  accounts/sales returns                 $2,407                $  664              $  572               $2,499

YEAR ENDED MARCH 31, 1998
  Inventory reserves                     $1,610                $3,653              $2,409               $2,854
  Allowance for unrealizable
  accounts/sales returns                 $2,499                $1,333              $1,177               $2,655

YEAR ENDED MARCH 31, 1999
  Inventory reserves                     $2,854                $3,396              $2,694               $3,556
  Allowance for unrealizable
  accounts/sales returns                 $2,655                $2,923              $1,555               $4,023
  Restructuring reserve                  $   --                $2,200              $  902               $1,298