Form 10-Q
period 1999-06-30
BLACK BOX CORP
filed 1999-08-13
CIK 849547

                                                              2000 First Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of July 30, 1999 was 18,684,315 shares.

                          PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             BLACK BOX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                            (Unaudited)
                                                                             June 30,        March 31,
                                                                               1999            1999
                                                                             ---------       ---------
ASSETS
Current assets:
       Cash and cash equivalents                                             $   4,844       $   5,946
       Accounts receivable, net of allowance for doubtful
             accounts of $3,899 and $4,023, respectively                        60,052          62,841
       Inventories, net                                                         35,310          32,258
       Other current assets                                                     19,643          16,172
                                                                             ---------       ---------
                             Total current assets                              119,849         117,217

Property, plant and equipment, net of accumulated depreciation
       of $21,893 and $20,741 respectively                                      26,472          24,190
Intangibles, net of accumulated amortization of $30,508 and
       $29,219, respectively                                                   105,879         104,208
Other assets                                                                     1,083             660
                                                                             ---------       ---------
                             Total assets                                    $ 253,283       $ 246,275
                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                          $   1,869       $   1,511
       Accounts payable                                                         20,053          18,210
       Other accrued expenses                                                   14,184          19,549
       Accrued income taxes                                                      7,077           4,685
                                                                             ---------       ---------
                             Total current liabilities                          43,183          43,955

Long-term debt                                                                  32,890             204
Deferred taxes                                                                   8,984           9,051
Other liabilities                                                                  445             413

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
          none issued and outstanding
       Common stock authorized 40,000,000; par value $.001; issued
          18,511,725 and 18,147,358, respectively                                   19              18
       Additional paid-in capital                                               66,693          59,272
       Retained earnings                                                       147,844         137,204
       Treasury Stock, at cost, 1,000,000 shares                               (41,981)             --
       Cumulative foreign currency translation adjustments                      (4,794)         (3,842)
                                                                             ---------       ---------
                             Total stockholders' equity                        167,781         192,652
                                                                             ---------       ---------
                             Total liabilities and stockholders' equity      $ 253,283       $ 246,275
                                                                             =========       =========


                 See Notes to Consolidated Financial Statements

                             BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)

                                                       Three month period ended
                                                               June 30,
                                                          1999          1998
                                                        --------      --------
Revenues                                                $ 97,520      $ 73,096
      Cost of sales                                       52,053        36,911
                                                        --------      --------

Gross profit                                              45,467        36,185

      Selling, general and administrative expenses        26,493        21,446
      Intangibles amortization                             1,289           948
                                                        --------      --------

Operating income                                          17,685        13,791

      Interest expense, net                                   50           183
      Other expenses/(income), net                            48           (77)
                                                        --------      --------

Income before income taxes                                17,587        13,685

      Provision for income taxes                           6,947         5,401
                                                        --------      --------

Net income                                              $ 10,640      $  8,284
                                                        ========      ========


Basic earnings per common share                         $   0.60      $   0.48
                                                        ========      ========

Diluted earnings per common share                       $   0.57      $   0.46
                                                        ========      ========

Weighted average common shares                            17,767        17,237
                                                        ========      ========

Weighted average common and
      common equivalent shares                            18,818        18,151
                                                        ========      ========


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                               Cumulative
                                          Common Stock                 Additional               Foreign
                                     --------------------   Treasury    Paid-in     Retained    Currency
                                      Shares      Amount     Stock      Capital     Earnings   Translation      Total
                                    ----------  ---------  ---------   ----------  ----------  -----------   ----------
Balance at March 31, 1998           17,233,021  $      17         --   $   34,117  $   99,733  $   (3,619)   $  130,248

Net income                                  --         --         --           --      38,145          --        38,145
Issuance of common stock               567,592          1         --       18,317          --          --        18,318
Exercise of options                    346,745         --         --        3,732          --          --         3,732
Tax benefit from exercised options          --         --         --        3,106          --          --         3,106
Foreign currency translation
   adjustment                               --         --         --           --          --        (223)         (223)
Dividends declared to former
    shareholders prior to mergers           --         --         --           --        (674)         --          (674)
                                    ----------  ---------  ---------   ----------  ----------  ----------    ----------

Balance at March 31, 1999           18,147,358         18          0       59,272     137,204      (3,842)      192,652

Net income                                  --         --         --           --      10,640          --        10,640
Issuance of treasury stock                  --         --    (41,981)          --          --          --       (41,981)
Issuance of common stock                73,622          1         --        3,083          --          --         3,084
Exercise of options                    290,745         --         --        2,820          --          --         2,820
Tax benefit from exercised options          --         --         --        1,518          --          --         1,518
Foreign currency translation
   adjustment                               --         --         --           --          --        (952)         (952)
                                    ----------  ---------  ---------   ----------  ----------  ----------    ----------

 Balance at June 30, 1999           18,511,725  $      19  $ (41,981)  $   66,693  $  147,844  $   (4,794)   $  167,781
                                    ==========  =========  =========   ==========  ==========  ==========    ==========



                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                        Three month period ended
                                                                                June 30,
                                                                          1999           1998
                                                                        --------       --------
Cash flows from operating activities:
       Net income                                                       $ 10,640       $  8,284
       Adjustments to reconcile net income to cash provided
         by operating activities:
            Intangibles amortization                                       1,289            945
            Depreciation                                                   1,013            679
            Other                                                             32              4
       Changes in working capital items:
            Account receivable, net                                        3,254          5,712
            Inventories, net                                              (2,922)          (525)
            Other current assets                                          (3,495)         2,139
            Accounts payable and accrued liabilities                      (2,510)        (8,427)
                                                                        --------       --------
       Cash provided by operating activities                               7,301          8,811
                                                                        --------       --------

Cash flows from investing activities:
            Capital expenditures                                          (2,600)          (881)
            Mergers, net of $104 cash acquired                                45             --
            Purchase of Treasury Stock                                   (41,981)            --
                                                                        --------       --------
       Cash (used) in investing activities                               (44,536)          (881)
                                                                        --------       --------

Cash flows from financing activities:
            Repayment of borrowings                                         (685)        (8,101)
            Proceeds from borrowings                                      33,729            884
            Proceeds from exercise of options                              4,338             80
            Dividends paid to former shareholders prior to mergers            --           (506)
                                                                        --------       --------
       Cash provided by/(used in) financing activities                    37,382         (7,643)
                                                                        --------       --------

Foreign currency translation adjustment                                   (1,249)          (517)
                                                                        --------       --------

(Decrease) in cash and cash equivalents                                   (1,102)          (230)
Cash and cash equivalents at beginning of period                           5,946         11,166
                                                                        --------       --------

Cash and cash equivalents at end of period                              $  4,844       $ 10,936
                                                                        ========       ========
Interest paid                                                           $    180       $    752
Income taxes paid                                                       $  1,872       $    282


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 1 - BASIS OF PRESENTATION

         The Financial Statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although Black Box Corporation ( the "Company") believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K which was filed with the SEC for the fiscal year ended March 31, 1999. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:


                                                  June 30,       March 31,
                                                    1999           1999
                                                  --------       ---------
         Raw materials                            $  2,818       $  2,231
         Work-in-process                                35             31
         Finished goods                             35,025         33,552
         Inventory reserve                          (2,568)        (3,556)
                                                  --------       --------
         Inventory, net                           $ 35,310       $ 32,258
                                                  ========       ========

NOTE 3 - FINANCIAL DERIVATIVES

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

         At June 30, 1999, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $2,188, with contract rates ranging from 123.16 to 123.64 Yen per U.S. dollar, and will expire over the next two months. The effect of these contracts on net income for the three month period ended June 30, 1999 was not material.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 4 - COMPREHENSIVE INCOME

         In the first quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the three month periods ended June 30, 1999 and 1998 were $9,688 and $7,767, respectively.

NOTE 5 - EARNINGS PER SHARE

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

                                                       Three month period
                                                         Ended June 30,
                                                      1999           1998
                                                    --------       --------
Net income for earnings per share computation       $ 10,640       $  8,284

Basic earnings per common share:
   Weighted average common shares                     17,767         17,237
                                                    --------       --------

   Basic earnings per common share                  $   0.60       $   0.48
                                                    ========       ========

Diluted earnings per common share:
   Weighted average common shares                     17,767         17,237
   Shares issuable from assumed conversion
     of common stock equivalents                       1,258          1,090
   Shares buyable with tax savings from
     compensation expense of exercised options          (207)          (176)
                                                    --------       --------
   Weighted average common and common
     equivalent shares                                18,818         18,151
                                                    --------       --------

   Diluted earnings per common share                $   0.57       $   0.46
                                                    ========       ========

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 6 - ADOPTION OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company expects to adopt the new statement in the first quarter of Fiscal 2002. The effect of this statement on the Company's financial statements has not been determined.

NOTE 7 - CHANGES IN BUSINESS

         In April 1999, the Company merged Con-Optic, Inc. ("Con-Optic") into Key-Four, Inc. ("Key-Four"), a wholly owned subsidiary. Based in Atlanta, Georgia, privately held Con-Optic provides services similar to Key-Four, including technical design, installation and maintenance services for premise cabling and related products to customers throughout Georgia. The results of operations and financial position of Con-Optic are not material to the Company's consolidated results of operations or financial position.

         During May 1999, the Company effected a merger with C-Tel Corporation ("C-Tel"). Established in 1987 in Columbus, Ohio, privately held C-Tel provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in Ohio. C-Tel was subsequently merged into Midwest Communications Technologies, Inc. ("MCT"), a wholly owned subsidiary, providing similar services. The results of operations and financial position of C-Tel are not material to the Company's consolidated results of operations or financial position.

         The Company issued an aggregate of 82,328 shares of its common stock in exchange for all of the outstanding shares of Con-Optic and C-Tel. The aggregate purchase price for Con-Optic and C-Tel was $3,142 and resulted in goodwill after assumed liabilities of approximately $2,914, which will be amortized over twenty five years.

NOTE 8 - TREASURY STOCK

         On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased all 1 million shares at prevailing market prices for an aggregate purchase price of $41,981. Funding for these stock repurchases came from existing cash flow and borrowings under the Mellon Credit Facility.

         The following represents the Company's results for the three months ended June 30, 1999 and June 30, 1998 on a pro forma basis as if the stock repurchase had occurred as of the beginning of each period:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


                                 Three months ended         Three months ended
                                    June 30, 1999              June 30, 1998

                                Reported    Pro Forma     Reported    Pro Forma
--------------------------------------------------------------------------------
Net Income                      $10,640      $10,640      $ 8,284      $ 8,284
Basic earnings per
     common share                  0.60         0.61         0.48         0.51
Diluted earnings per
     common share                  0.57         0.58         0.46         0.48
Weighted average common
     shares                      17,767       17,310       17,237       16,237
Weighted average common
     and common equivalent
     shares                      18,818       18,361       18,151       17,151
--------------------------------------------------------------------------------

NOTE 9 - SEGMENT REPORTING

         Since the last annual report for the fiscal year ended March 31, 1999, the Company has changed its basis of segmentation from a geographic basis to a product and service line basis. The Company now manages the business primarily on a product and service line basis. Its reportable segments are comprised of On-site services, North America phone support and International phone support. The Other operating segment includes corporate expenses. Corporate expenses include costs related to tradename and trademark protection and various administrative items. The Company reports its segments separately because of differences in the ways the product and service lines are managed and operated.

         The Company evaluates the performance of each segment based on "Worldwide EBITA." A segment's Worldwide EBITA is its earnings before interest, taxes and amortization with all profit on intercompany sales allocated to the segment providing the third-party revenues. Intersegment sales are not reviewed by management and are not included in the total revenues reported below. Certain costs included in the North America phone support segment are incurred for the benefit of other segments but are not allocated for internal management reporting and are, therefore, not allocated herein. These unallocated costs include certain order fulfillment, shipping and various overhead items. Segment interest income, interest expense and expenditures for segment assets are not presented to or reviewed by management, and are, therefore, not presented.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


Summary information by reportable segment is as follows:

                                      Three month period
                                        ended June 30,
--------------------------------------------------------------
                                    1999             1998
--------------------------------------------------------------
ON-SITE SERVICES
----------------
  Revenues                           $17,802          $ 5,212
  Worldwide EBITA                      2,206              504

NORTH AMERICA PHONE SUPPORT
---------------------------
  Revenues                           $44,501          $37,602
  Worldwide EBITA                      7,430            8,128

INTERNATIONAL PHONE SUPPORT
---------------------------
  Revenues                           $35,217          $30,282
  Worldwide EBITA                      9,374            6,118

OTHER
-----
  Revenues                           $     0          $     0
  Worldwide EBITA                        (36)             (11)
--------------------------------------------------------------

The following is a reconciliation between the reportable segment data and the corresponding consolidated amount for EBITA:

EBITA
-----
                                                            Three month period
                                                               ended June 30,
------------------------------------------------------------------------------------
                                                         1999                1998
------------------------------------------------------------------------------------
Total Worldwide EBITA for reportable segments          $  19,010          $  14,750
Other EBITA                                                  (36)               (11)
Total consolidated EBITA                                  18,974             14,739
------------------------------------------------------------------------------------

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


The following is summary information of assets by reportable segment and a reconciliation to the consolidated assets:

ASSETS
------

------------------------------------------------------------------------------------
                                                        June 30,          March 31,
Reportable Segments                                       1999              1999
------------------------------------------------------------------------------------
On-site services                                       $  43,998          $  37,626
North America phone support                              203,834            194,971
International phone support                               58,392             61,855
                                                       ---------          ---------
  Total assets for reportable segments                   306,224            294,452
Other assets                                             215,190            207,878
Corporate eliminations                                  (268,131)          (256,055)
                                                       ---------          ---------
  Total consolidated assets                              253,283            246,275
------------------------------------------------------------------------------------

Due to the change in the composition of the reportable segments, prior period amounts have been restated and will be shown in future periods on a comparable basis.

NOTE 10 - SUBSEQUENT EVENT

         On July 8, 1999 the Company effected a merger with American Cabling & Equipment Services, Inc. ("American Cabling") into Atimco Network Services, Inc., a wholly owned subsidiary. Established in 1988 in Pittsburgh, Pennsylvania, privately held American Cabling provides technical design, installation and maintenance services for premise cabling and related products to customers in Western Pennsylvania and surrounding areas. The results of operations and financial position of American Cabling are not material to the consolidated results of operations or financial position.

         On July 30, 1999 the Company effected a merger with Comm Line, Inc. ("Comm Line"). Comm Line, based in Cincinnati, Ohio, provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in Cincinnati, Columbus and Dayton, Ohio; Indianapolis, Indiana and Austin, Texas. The results of operations and financial position of Comm Line are not material to the consolidated results of operations or financial position.

         On July 15, 1999, the Company announced its intention to repurchase an additional 500,000 shares of its Common Stock. As of August 11, 1999, the Company had repurchased 91,500 shares under this plan at prevailing market rates for an aggregate purchase price of $4,424. Funding for these stock repurchases came from existing cash flow and borrowings under the Mellon Credit Facility.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


         In August 1999, the Company agreed in principal to terms on an additional $30 million revolving credit facility with Mellon Bank (the "New Mellon Facility"). The New Mellon Facility will provide additional liquidity for future stock repurchases and operations, the terms of the New Mellon Facility are substantially similar to the existing Mellon Credit Facility. The New Mellon Facility, however, will expire 364 days after it becomes effective. Upon its expiration, the Company will have the option to convert the facility into a three year term note with substantially similar terms.

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

RESULTS OF OPERATIONS

         The table below should be read in conjunction with the following discussion (percentages are based on total revenues).

                                    Three month period ended June 30,

                                         1999                1998
                                         ----                ----
Revenues                              $  97,520           $  73,096
                                      =========           =========

Revenues:
   On-Site Support                         18.3%                7.1%
   Phone Support:
      North America                        45.6                51.5
      International                        36.1                41.4
                                          -----                ----
   Total Phone Support                     81.7                92.9
                                          -----                ----
   Total Revenues                         100.0               100.0
Cost of sales                              53.4                50.5
                                          -----                ----
   Gross profit                            46.6                49.5
Selling, general and
   administrative expenses                 27.2                29.3
                                          -----                ----
      Operating income
         before amortization               19.4                20.2
Intangibles amortization                    1.3                 1.3
                                          -----                ----
   Operating income                        18.1%               18.9%
                                          =====                ====

         Revenues for the three months ended June 30, 1999 (First Quarter 2000) were $97,520, an increase of $24,424, or 33.4%, over the same period in the prior year (First Quarter 1999). Revenues from on-site technical services for First Quarter 2000 were $17,802, an increase of $12,590, or 241.6%, over revenues for First Quarter 1999. On-site technical services revenue growth for the quarter was primarily due to the Company's continued expansion of its on-site technical service providers.

         Revenues from the Company's phone support business were $79,718, an increase of $11,834, or 17.4%, over revenues for the First Quarter 1999. Phone support revenue growth was driven by strong sales worldwide. Phone support revenues from North America for First Quarter 2000 were $44,501, an increase of $6,899, or 18.3%, over revenues for First Quarter 1999. The growth of the North America phone support is driven primarily by continued strong customer demand for cables and connectors, ServSwitch, racks and cabinets and LAN products. International phone support revenues for First Quarter 2000 were $35,217, an increase of $4,935, or 16.3%, over revenues for the same period in the prior year. International phone support revenue growth for the quarter was driven by strong customer demand for cables and connectors, ServSwitch and modems. If exchange rates had remained constant from the corresponding period in the prior year, International phone support revenues for the three months ended June 30, 1999 would have increased 15.6%.

         Reported revenue dollar and percentage growth of the Company's largest subsidiaries over the comparable period in the prior year were as follows: Japan revenues were $6,712, up $1,125, or 20.1%; United Kingdom revenues were $7,923, up $1,043, or 15.2%; and France revenues were $5,031, up $199, or 4.1%.
Excluding Japan, United Kingdom and France, the remaining international business grew $2,568, or 19.8%, from First Quarter 1999. Japan revenues increased, in part, due to the strengthening of the Japanese Yen compared to the U.S. Dollar. If exchange rates were constant from the First Quarter 1999, Japan revenues would have increased by 6.6%, United Kingdom revenues would have increased 18.5% and France revenues would have increased by 7.6%.

         Gross profit in First Quarter 2000 increased to $45,467, or 46.6% of revenues, from $36,185, or 49.5% of revenues, in First Quarter 1999. The slight decline in gross profit margin was due primarily to the impact of the strong revenue growth of the Company's on-site technical services product line which provides slightly lower gross margins. The revaluation of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 46.9% for First Quarter 2000 compared to 49.7% for First Quarter 1999.

         Selling, general and administrative ("SG&A") expenses in First Quarter 2000 were $26,493, or 27.2% of revenues, an increase of $5,047 over SG&A expenses of $21,446, or 29.3% of revenues, in First Quarter 1999. SG&A expense as a percentage of revenues decreased from last year as the Company was able to leverage its existing cost structure and because of the revenue growth of the Company's on-site technical services product line which provides slightly less operating expense relative to revenues. The dollar increase over the prior period related primarily to additional marketing and personnel costs worldwide and additional costs related to the addition of the Company's on-site technical services product line.

         Operating income before amortization in First Quarter 2000 was $18,974, or 19.4% of revenues, compared to $14,739, or 20.2% of revenues, in First Quarter 1999. Intangibles amortization for First Quarter 2000 was $1,289, compared to $948 for the First Quarter 1999. The increase in amortization is due to additional goodwill related to the Company's continued expansion of its on-site technical service providers.

         Net interest expense in First Quarter 2000 declined to $50 from $183 in First Quarter 1999 as a result of lower average borrowings.

         The tax provision in First Quarter 2000 was $6,947, or an effective tax rate of 39.5%, which is comparable to $5,401, or an effective tax rate of 39.5%, in First Quarter 1999.

         Net income for First Quarter 2000 was $10,640 compared to $8,284 in First Quarter 1999, an increase of 28.4%. This growth was primarily due to strong revenue growth, the Company's ability to leverage its existing cost structure and the successful expansion by merger of the Company's on-site technical support offering.

LIQUIDITY AND CAPITAL RESOURCES

         In the First Quarter 2000, the Company's net proceeds from borrowings increased by $33,044 as a result of borrowings used to finance the repurchase of its Common Stock. As of June 30, 1999, the Company had cash and cash equivalents of $4,844, working capital of $76,666, and total debt of $34,759.

         The Company's total debt at June 30, 1999 was comprised of $31,900 under the Mellon Credit Facility, dated as of February 12, 1999, between the Company and Mellon Bank, N.A., and $2,859 of various other loans. The weighted average interest rate on all indebtedness of the Company as of June 30, 1999 was approximately 5.9% compared to 7.9% as of June 30, 1998. In addition, at June 30, 1999, the Company had $949 of letters of credit outstanding and $16,151 of additional funds available under the Mellon Credit Facility.

         On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased all 1 million shares in the open market at a total cost of $41,981. Funding for these stock repurchases came from existing cash flow and borrowings under the Mellon Credit Facility. On July 15, 1999, the Company announced its intention to repurchase an additional 500,000 shares of its Common Stock. As of August 11, 1999, the Company had repurchased 91,500 shares under this plan at prevailing market rates for an aggregate purchase price of $4,424. Funding for these stock repurchases came from existing cash flow and borrowings under the Mellon Credit Facility.

         In August 1999, the Company agreed in principal to terms on an additional $30 million revolving credit facility with Mellon Bank (the "New Mellon Facility"). The New Mellon Facility will provide additional liquidity for future stock repurchases and operations, the terms of the New Mellon Facility are substantially similar to the existing Mellon Credit Facility. The New Mellon Facility, however, will expire 364 days after it becomes effective. Upon its expiration, the Company will have the option to convert the facility into a three year term note with substantially similar terms.

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

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables discussed above. At June 30,1999, the open foreign exchange contracts were exclusively in Yen. These open contracts were valued at approximately $2,188, with contract rates ranging from 123.16 to 123.64 Yen to U.S. dollars, and the last contract will expire in August 1999. The effect of these contracts on net income for the three month period ended June 30, 1999 was not material.

         The Company believes that its cash flow from operations and existing and pending credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

YEAR 2000

         The Company has conducted a review of its information technology systems and non-information technology systems to evaluate the potential impact and disruption to its business arising from the year 2000. Those systems that were determined to not be year 2000 compliant have been corrected or are currently in the process of being modified. The Company's mainframe Distribution Control System, which processes customer orders, controls inventory, and updates accounts receivable, became compliant in early 1998. The hardware supporting this application is year 2000 compliant and the system software became year 2000 compliant in July 1999 as part of regular maintenance upgrades. The Company completed the process of upgrading the functionality of the hardware and system software that supports both the financial general ledger and the manufacturing control system. This upgrade resulted in a year 2000 compliant system in March 1999. The application software for the financial general ledger and the manufacturing system has been assessed and became compliant in March 1999. The Company has determined that a minimal amount of updates and replacements are also required for the hardware and software on the workstations and servers and should be completed by November 1999. The Company is in the process of evaluating its subsidiaries to determine their state of readiness for the year 2000 and does not anticipate any major issues. Total costs for modifications/upgrades to the information technology systems was estimated at $400 all of which has been incurred. All costs that directly related to the year 2000 have been expensed as incurred.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At June 30, 1999, the Company had open contracts valued at approximately $2,188 and with a fair value of approximately $2,227.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

                  21.1     Subsidiaries of the Company

                  27.1     Financial Data Schedule - June 30, 1999

         (b) Reports on Form 8-K.

                  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BLACK BOX CORPORATION


                                         By: /s/ Anna M. Baird
                                             -----------------------------------
                                             Anna M. Baird, Vice President,
                                             Chief Financial Officer, Treasurer,
                                             and Principal Accounting Officer
                                             August 13, 1999