Form 10-Q
period 1999-09-30
BLACK BOX CORP
filed 1999-11-15
CIK 849547

                                                      Fiscal 2000 Second Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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

                             YES  _X_     NO ___


The number of shares outstanding of the Registrant's common stock, $.001 par value, as of October 29, 1999 was 19,140,899 shares.

                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                              (Unaudited)
                                                                             September 30,        March 31,
ASSETS                                                                           1999               1999
                                                                             -------------      -------------
Current assets:
       Cash and cash equivalents                                               $   4,053         $   5,946
       Accounts receivable, net of allowance for doubtful
           accounts of $4,556 and $4,023, respectively                            77,913            62,841
       Inventories, net                                                           35,367            32,258
       Other current assets                                                       22,181            16,172
                                                                               ---------         ---------
                             Total current assets                                139,514           117,217

Property, plant and equipment, net of accumulated depreciation
       of $24,009 and $20,741, respectively                                       28,480            24,190
Intangibles, net of accumulated amortization of $31,874 and
       $29,219, respectively                                                     124,450           104,208
Other assets                                                                       1,156               660
                                                                               ---------         ---------
                             Total assets                                      $ 293,600         $ 246,275
                                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                            $   1,884         $   1,511
       Accounts payable                                                           20,570            18,210
       Other accrued expenses                                                     22,207            19,549
       Accrued income taxes                                                        8,866             4,685
                                                                               ---------         ---------
                             Total current liabilities                            53,527            43,955

Long-term debt                                                                    48,940               204
Deferred taxes                                                                     9,295             9,051
Other liabilities                                                                    488               413

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 40,000,000; par value $.001;
           issued 18,936,253 and 18,147,358, respectively                             19                18
       Additional paid-in capital                                                 84,310            59,272
       Retained earnings                                                         159,421           137,204
       Treasury stock, at cost, 1,335,000 shares                                 (58,765)               --
       Cumulative foreign currency translation adjustments                        (3,635)           (3,842)
                                                                               ---------         ---------
                             Total stockholders' equity                          181,350           192,652
                                                                               ---------         ---------
                             Total liabilities and stockholders' equity        $ 293,600         $ 246,275
                                                                               =========         =========


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                         Three month period ended            Six month period ended
                                                              September 30,                      September 30,
                                                            1999            1998             1999             1998
                                                       -------------   -------------      -----------     ------------

Revenues                                                 $ 117,889        $  79,130        $ 215,409        $ 152,226
     Cost of sales                                          66,606           40,534          118,659           77,445
                                                         ---------        ---------        ---------        ---------

Gross profit                                                51,283           38,596           96,750           74,781

     Selling, general and administrative expenses           30,065           23,044           56,558           44,490
     Intangibles amortization                                1,366              988            2,655            1,936
                                                         ---------        ---------        ---------        ---------

Operating income                                            19,852           14,564           37,537           28,355

     Interest expense, net                                     624              100              674              283
     Other expense/(income), net                                92               11              140              (66)
                                                         ---------        ---------        ---------        ---------

Income before income taxes                                  19,136           14,453           36,723           28,138

     Provision for income taxes                              7,559            5,689           14,506           11,090
                                                         ---------        ---------        ---------        ---------

Net income                                               $  11,577        $   8,764        $  22,217        $  17,048
                                                         =========        =========        =========        =========


Basic earnings per common share                          $    0.66        $    0.51        $    1.26        $    0.99
                                                         =========        =========        =========        =========

Diluted earnings per common share                        $    0.62        $    0.49        $    1.18        $    0.95
                                                         =========        =========        =========        =========

Weighted average common shares                              17,657           17,244           17,688           17,241
                                                         =========        =========        =========        =========

Weighted average common and
     common equivalent shares                               18,811           17,922           18,801           18,037
                                                         =========        =========        =========        =========


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                       Cumulative
                                           Common Stock                      Additional                  Foreign
                                    ------------------------    Treasury      Paid-in     Retained      Currency
                                       Shares       Amount       Stock        Capital     Earnings     Translation      Total
                                    ------------  ----------   ----------     ----------  -----------   -----------    ----------

Balance at March 31, 1998            17,233,021   $       17           --    $   34,117   $   99,733    $   (3,619)   $  130,248

Net income                                   --           --           --            --       38,145            --        38,145
Issuance of common stock                567,592            1           --        18,317           --            --        18,318
Exercise of options                     346,745           --           --         3,732           --            --         3,732
Tax benefit from exercised options           --           --           --         3,106           --            --         3,106
Foreign currency translation
   adjustment                                --           --           --            --           --          (223)         (223)
Dividends declared to former
   shareholders prior to mergers             --           --           --            --         (674)           --          (674)
                                     ----------   ----------   ----------    ----------   ----------    ----------    ----------

Balance at March 31, 1999            18,147,358           18            0        59,272      137,204        (3,842)      192,652

Net income                                   --           --           --            --       22,217            --        22,217
Purchase of treasury stock                   --           --      (58,765)           --           --            --       (58,765)
Issuance of common stock                344,530           --           --        17,064           --            --        17,064
Exercise of options                     444,365            1           --         5,183           --            --         5,184
Tax benefit from exercised options           --           --           --         2,791           --            --         2,791
Foreign currency translation
   adjustment                                --           --           --            --           --           207           207
                                     ----------   ----------   ----------    ----------   ----------    ----------    ----------

 Balance at September 30, 1999       18,936,253   $       19   $  (58,765)   $   84,310   $  159,421    $   (3,635)   $  181,350
                                     ==========   ==========   ==========    ==========   ==========    ==========    ==========




                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                  Six month period ended
                                                                                      September 30,
                                                                                 1999                1998
                                                                             -------------       -------------
Cash flows from operating activities:
       Net income                                                               $ 22,217           $ 17,048
       Adjustments to reconcile net income to cash provided
         by operating activities:
           Intangibles amortization                                                2,655              1,936
           Depreciation                                                            2,173              1,441
           Other                                                                      11                 (2)
       Changes in working capital items:
           Accounts receivable, net                                               (8,999)             4,297
           Inventories, net                                                       (1,982)              (192)
           Other current assets                                                   (4,679)            (1,471)
           Accounts payable and accrued liabilities                                1,094             (6,044)
                                                                                --------           --------
       Cash provided by operating activities                                      12,490             17,013
                                                                                --------           --------

Cash flows from investing activities:
           Capital expenditures                                                   (4,735)            (2,934)
           Mergers, net of $775 and $1,065 cash acquired, respectively            (5,794)           (24,637)
                                                                                --------           --------
       Cash (used) in investing activities                                       (10,529)           (27,571)
                                                                                --------           --------

Cash flows from financing activities:
           Repayment of borrowings                                                (4,897)           (16,239)
           Proceeds from borrowings                                               51,839             18,011
           Proceeds from exercise of options                                       7,974                240
           Purchase of Treasury Stock                                            (58,765)                --
           Dividends paid to former shareholders prior to mergers                     --               (672)
                                                                                --------           --------
       Cash (used in)/provided by financing activities                            (3,849)             1,340
                                                                                --------           --------

Foreign currency translation adjustment                                               (5)             1,496
                                                                                --------           --------

(Decrease) in cash and cash equivalents                                           (1,893)            (7,722)
Cash and cash equivalents at beginning of period                                   5,946             11,166
                                                                                --------           --------

Cash and cash equivalents at end of period                                      $  4,053           $  3,444
                                                                                ========           ========

Interest paid                                                                   $    667           $    752
                                                                                --------           --------
Income taxes paid                                                               $  6,296           $  6,167
                                                                                --------           --------

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 1 - BASIS OF PRESENTATION

         The Financial Statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although Black Box Corporation (the "Company") believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K which was filed with the SEC for the fiscal year ended March 31, 1999. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:


                                  September 30,        March 31,
                                      1999               1999
                                      ----               ----
         Raw materials              $  2,815           $  2,231
         Work-in-process                  42                 31
         Finished goods               35,975             33,552
         Inventory reserve            (3,465)            (3,556)
                                    --------           --------
         Inventory, net             $ 35,367           $ 32,258
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

         At September 30, 1999, the open foreign exchange contracts were in Yen, Euro and Canadian dollars. These open contracts were valued at approximately $3,602, with contract rates ranging from 108.38 to 113.97 Yen per U.S. dollar,
1.0711 to 1.0774 Euro per U.S. dollar and 1.4847 to 1.4848 Canadian dollar per U.S. dollar, and will expire over the next two months. The effect of these contracts on net income for the three and six month periods ended September 30, 1999 was not material.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 4 - COMPREHENSIVE INCOME

         In the first quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the three and six month periods ended September 30, 1999 and three and six month periods ended September 30, 1998 were $12,736, $22,424, $10,778 and $18,544, respectively.

NOTE 5 - EARNINGS PER SHARE

         Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed under the treasury stock method based on the weighted average number of common shares issued and outstanding, plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. The following table details this calculation:

                                                      Three month period ended           Six month period ended
                                                            September 30,                     September 30,
                                                        1999             1998              1999            1998
                                                        ----             ----              ----            ----

Net income for earnings per share
   computation                                        $ 11,577         $  8,764         $ 22,217         $ 17,048

Basic earnings per common share:
   Weighted average common shares                       17,657           17,244           17,688           17,241
                                                      --------         --------         --------         --------

   Basic earnings per common share                    $   0.66         $   0.51         $   1.26         $   0.99
                                                      ========         ========         ========         ========

Diluted earnings per common share:
   Weighted average common shares                       17,657           17,244           17,688           17,241
   Shares issuable from assumed conversion
     of common stock equivalents                         1,363              812            1,314              952
   Shares buyable with tax savings from
     compensation expense of exercised options            (209)            (134)            (201)            (156)
                                                      --------         --------         --------         --------
   Weighted average common and common
     equivalent shares                                  18,811           17,922           18,801           18,037
                                                      --------         --------         --------         --------

   Diluted earnings per common share                  $   0.62         $   0.49         $   1.18         $   0.95
                                                      ========         ========         ========         ========

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 6 - ADOPTION OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company expects to adopt the new statement in the first quarter of Fiscal 2002. The effect of this statement on the Company's financial statements has not been determined.

NOTE 7 - CHANGES IN BUSINESS

         In April 1999, the Company merged Con-Optic, Inc. ("Con-Optic") into Key-Four, Inc. ("Key-Four"), a wholly owned subsidiary of the Company. Based in Atlanta, Georgia, privately held Con-Optic provides services similar to Key-Four, including technical design, installation and maintenance services for premise cabling and related products to customers throughout Georgia. The results of operations and financial position of Con-Optic are not material to the Company's consolidated results of operations or financial position.

         On May 17, 1999, the Company effected a merger with C-Tel Corporation ("C-Tel"). Established in 1987 in Columbus, Ohio, privately held C-Tel provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in Ohio. C-Tel was subsequently merged into Midwest Communications Technologies, Inc. ("MCT"), a wholly owned subsidiary of the Company, providing similar services. The results of operations and financial position of C-Tel are not material to the Company's consolidated results of operations or financial position.

         On July 8, 1999 the Company effected a merger of American Cabling & Equipment Services, Inc. ("American Cabling") into Atimco Network Services, Inc., a wholly owned subsidiary of the Company. Established in 1988 in Pittsburgh, Pennsylvania, privately held American Cabling provides technical design, installation and maintenance services for premise cabling and related products to customers in Western Pennsylvania and surrounding areas. The results of operations and financial position of American Cabling are not material to the Company's consolidated results of operations or financial position.

         On July 30, 1999 the Company effected a merger with Comm Line, Inc. ("Comm Line"). Comm Line, based in Cincinnati, Ohio, provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in Cincinnati, Columbus and Dayton, Ohio; Indianapolis, Indiana and Austin, Texas. The results of operations and financial position of Comm Line are not material to the Company's consolidated results of operations or financial position.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


         On September 3, 1999 the Company effected a merger with Florida Intranet Group, Inc. ("FIG"). Established in 1986 in Miami, Florida, FIG provides technical design, installation and maintenance services for premise cabling and related network products to customers in Southern Florida and surrounding areas. The results of operations and financial position of FIG are not material to the Company's consolidated results of operations or financial position.

         On September 29, 1999 the Company effected a merger with Business Communication Concepts, Inc. ("BusCom"). BusCom, based in Sterling, Virginia, provides technical design, installation and maintenance services for premise cabling and related products to customers in the Dulles Corridor - which includes the District of Columbia metropolitan area, northern Virginia and central Maryland. The results of operations and financial position of BusCom are not material to the Company's consolidated results of operations or financial position.

         On September 30, 1999, the Company acquired 50% of the shares of Comunicaciones SA Spain ("Black Box Spain") bringing its ownership in Black Box Spain to 100%. Black Box Spain was established in 1989 in Madrid, Spain as a joint venture between the Company and Payma Comunicaciones SA Spain. The results of operations and financial position of Black Box Spain are not material to the Company's consolidated results of operations or financial position.

         The Company issued an aggregate of 353,236 shares of its common stock in exchange for all of the outstanding shares of Con-Optic, C-Tel, American Cabling, Comm Line, FIG, BusCom, and Black Box Spain. In addition, an aggregate of $6,286 in cash was used. The aggregate purchase price was $24,078 and resulted in goodwill after assumed liabilities of approximately $22,932, which will be amortized over twenty-five years.

NOTE 8 - TREASURY STOCK

         On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased all 1 million shares at prevailing market prices for an aggregate purchase price of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500,000 shares of its Common Stock. As of September 30, 1999, the Company had repurchased 335,000 shares under this plan at prevailing market rates for an aggregate purchase price of $16,784. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities maintained with Mellon Bank, N.A.

         The following represents the Company's results for the three and six month periods ended September 30, 1999 and September 30, 1998 on a pro forma basis as if the stock repurchase had occurred as of the beginning of each period:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)



                                       Three months ended                Three months ended
                                       September 30, 1999                September 30, 1998
-----------------------------------------------------------------------------------------------
                                    Reported        Pro Forma         Reported        Pro Forma
-----------------------------------------------------------------------------------------------
Net income                          $11,577          $11,577          $ 8,764          $ 8,764
Basic earnings per
     common share                      0.66             0.66             0.51             0.55
Diluted earnings per
     common share                   $  0.62          $  0.62          $  0.49          $  0.53
Weighted average common
     shares                          17,657           17,418           17,244           15,909
Weighted average common
     and common equivalent
     shares                          18,811           18,572           17,922           16,587
----------------------------------------------------------------------------------------------


                                        Six months ended                  Six months ended
                                       September 30, 1999                September 30, 1998
-----------------------------------------------------------------------------------------------
                                    Reported        Pro Forma         Reported        Pro Forma
-----------------------------------------------------------------------------------------------
Net income                          $22,217          $22,217          $17,048          $17,048
Basic earnings per
     common share                      1.26             1.29             0.99             1.07
Diluted earnings per
     common share                   $  1.18          $  1.22             0.95          $  1.02
Weighted average common
     shares                          17,688           17,157           17,241           15,906
Weighted average common
     and common equivalent
     shares                          18,801           18,270           18,037           16,702
----------------------------------------------------------------------------------------------

NOTE 9 - DEBT

         The Mellon Credit Facility, dated as of February 12, 1999, provides a revolving line of credit up to $49,000 and expires September 30, 2002.
On August 27, 1999, the Company signed an agreement providing an additional
$30 million revolving credit facility with Mellon Bank, N.A. (the "New Mellon Facility"). The New Mellon Facility will expire on August 25, 2000. Upon its expiration, the Company has the option to convert the New Mellon Facility into a three-year note with substantially similar terms. The interest on the borrowings is variable, as defined in the agreements.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


         The Company's total debt at September 30, 1999 was comprised of $46,500 under the Mellon Credit Facility, dated as of February 12, 1999, $1,100 under the New Mellon Facility, and $3,224 of various other loans. The weighted average interest rate on all indebtedness of the Company as of September 30, 1999 was approximately 6.1% compared to 6.7% as of September 30, 1998.

NOTE 10 - SEGMENT REPORTING

         Since the annual report for the fiscal year ended March 31, 1999, the Company has changed its basis of segmentation from a geographic basis to a product and service line basis. The Company now manages the business primarily on a product and service line basis. Its reportable segments are comprised of On-Site Support and Phone Support. The Other operating segment includes corporate expenses. Corporate expenses include costs related to tradename and trademark protection and various administrative items. The Company reports its segments separately because of differences in the ways the product and service lines are managed and operated. Consistent with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company aggregates similar operating segments into reportable segments.

         The Company evaluates the performance of each segment based on "Worldwide EBITA." A segment's Worldwide EBITA is its earnings before interest, taxes and amortization with all profit on intercompany sales allocated to the segment providing the third-party revenues. Intersegment sales are not reviewed by management and are not included in the total revenues reported below. Certain costs included in the Phone Support segment are incurred for the benefit of the On-Site Support segment but are not allocated for internal management reporting and are, therefore, not allocated herein. These unallocated costs include certain order fulfillment, shipping and various overhead items. Segment interest income, interest expense and expenditures for segment assets are not presented to or reviewed by management, and are, therefore, not presented.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


Summary information by reportable segment is as follows:

                                                    Three month period                 Six month period
                                                    ended September 30,               ended September 30,
------------------------------------------------------------------------------------------------------------

                                                   1999             1998              1999            1998
------------------------------------------------------------------------------------------------------------
On-Site Support
  Revenues                                       $ 29,906         $  5,680         $ 47,708        $ 10,892
  Worldwide EBITA                                   3,936              668            6,142           1,172

Phone Support
  Revenues                                       $ 87,983          $73,450         $167,701        $141,334
  Worldwide EBITA                                  17,263           14,907           34,067          29,153

Other
  Revenues                                             $0               $0               $0              $0
  Worldwide EBITA                                      19              (23)             (17)            (34)
------------------------------------------------------------------------------------------------------------

The following is a reconciliation between the reportable segment data and the corresponding consolidated amount for EBITA:

EBITA

                                                    Three month period                 Six month period
                                                    ended September 30,               ended September 30,
------------------------------------------------------------------------------------------------------------

                                                   1999             1998              1999            1998
------------------------------------------------------------------------------------------------------------
Total Worldwide EBITA for reportable
segments                                         $21,199           $15,575          $40,209         $30,325

Other EBITA                                           19               (23)             (17)            (34)
Total consolidated EBITA                          21,218            15,552           40,192          30,291
------------------------------------------------------------------------------------------------------------

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


The following is summary information of assets by reportable segment and a reconciliation to the consolidated assets:

ASSETS

--------------------------------------------------------------------------------------
                                              September 30,               March 31,
Reportable Segments                                1999                     1999
--------------------------------------------------------------------------------------
On-Site Support                                      $  77,085              $  37,626
Phone Support                                          276,851                256,826
                                           --------------------        ---------------
  Total assets for reportable segments                 353,936                294,452
Other assets                                           239,886                207,878
Corporate eliminations                                (300,222)              (256,055)
                                           --------------------        ---------------
  Total consolidated assets                          $ 293,600              $ 246,275
--------------------------------------------------------------------------------------

Due to the change in the composition of the reportable segments, prior period amounts have been restated and will be shown in future periods on a comparable basis.

         Information about geographic areas is as follows:

REVENUES
--------
                          Three month period             Six month period
                          ended September 30,           ended September 30,
-----------------------------------------------------------------------------
                          1999          1998            1999           1998
-----------------------------------------------------------------------------
North America           $ 77,898       $46,422        $139,965       $ 89,236
International             39,991        32,708          75,444         62,990
                        --------       -------        --------       --------
  Total Revenues        $117,889       $79,130        $215,409       $152,226
-----------------------------------------------------------------------------

ASSETS
--------------------------------------------------------------------------------------
                                              September 30,               March 31,
                                                  1999                       1999
--------------------------------------------------------------------------------------
North America                                        $228,457               $184,420
International                                          65,143                 61,855
                                                     --------               --------
  Total consolidated assets                          $293,600               $246,275
--------------------------------------------------------------------------------------

NOTE 11 - SUBSEQUENT EVENTS

         On October 22, 1999, the Company effected a merger with Koncepts Communications, Inc. ("Koncepts"). Established in 1982 in Westbury, New York, Koncepts provides technical design, installation and maintenance services for premise cabling and related products to customers in the New York, New Jersey and Connecticut "tri-state" area. The results of operations and financial position of Koncepts are not material to the Company's consolidated results of operations or financial position.

         On October 27, 1999, the Company effected a merger with Communication Contractors, Inc. ("CC Inc."). CC Inc., based in Chicago, Illinois, provides technical design, installation and maintenance services for premise cabling and related products to customers throughout the greater Chicago region. The results of operations and financial position of Com Con are not material to the Company's consolidated results of operations or financial position.

         As of November 11, 1999, the Company had repurchased 470,000 shares under the July 15, 1999 repurchase plan. The shares were purchased at prevailing market rates for an aggregate purchase price of $23,669. The funding for these stock repurchases came from existing cash flow and borrowings under the Mellon Bank, N.A. credit facilities.

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

                                             Three month period ended            Six month period ended
                                                   September 30,                      September 30,
                                         -----------------------------------------------------------------
                                               1999             1998             1999             1998
                                               ----             ----             ----             ----

Revenues                                     $117,889          $79,130         $215,409         $152,226
                                             ========          =======         ========         ========

Revenues:
  On-Site Support                              25.4%             7.2%            22.1%             7.2%
  Phone Support:
    North America                              41.0             51.5             43.1             51.4
    International                              33.6             41.3             34.8             41.4
                                               ----             ----             ----             ----
  Total Phone Support                          74.6             92.8             77.9             92.8
                                               ----             ----             ----             ----
  Total Revenues                              100.0            100.0            100.0            100.0
Cost of sales                                  56.5             51.2             55.1             50.9
                                               ----             ----             ----             ----
  Gross profit                                 43.5             48.8             44.9             49.1
Selling, general and
  administrative expenses                      25.5             29.2             26.3             29.2
                                               ----             ----             ----             ----
    Operating income before
       amortization                            18.0             19.6             18.6             19.9
Intangibles amortization                        1.2              1.2              1.2              1.3
                                               ----             ----             ----             ----
  Operating income                             16.8%            18.4%            17.4%            18.6%
                                               ====             ====             ====             ====

         Revenues for the three and six month periods ended September 30, 1999 were $117,889 and $215,409, respectively, an increase of $38,759, or 49.0%, and $63,183, or 41.5%, respectively, over the same period in the prior year. Revenues from on-site support for the three months ended September 30, 1999 (Second Quarter 2000) were $29,906, an increase of $24,226, or 426.5%, over revenues for the three months ended September 30, 1998 (Second Quarter 1999). For the six months ended September 30, 1999, revenues from on-site support were $47,708, an increase of $36,816, or 338.0%, over revenues for the six months ended September 30, 1998. On-site support revenue growth for the quarter and year-to-date was primarily due to the Company's continued expansion by merger of its on-site support capabilities as well as strong demand for on-site services from customers of existing on-site service providers.

         Revenues from the Company's phone support business for Second Quarter 2000 were $87,983, an increase of $14,533, or 19.8%, over revenues for Second Quarter 1999. For the six months ended September 30, 1999, revenues from the phone support business were $167,701, an increase of $26,367, or 18.7%, over revenues for the six months ended September 30, 1998. Overall, phone support revenue growth was driven by strong sales in all geographic regions. Phone support revenues from North America for Second Quarter 2000 were $48,312, an increase of $7,570, or 18.6%, over revenues for Second Quarter 1999. For the six months ended September 30, 1999, phone support revenues from North America were $92,813, an increase of $14,469, or 18.5%, over revenues for the six months ended September 30, 1998. The growth of the North America phone support is driven primarily by continued strong demand for cables and connectors, ServSwitch, racks and cabinets and LAN products from customers of all sizes. International phone support revenues for Second Quarter 2000 were $39,671, an increase of $6,963, or 21.3%, over revenues for the same period in the prior year. For the six months ended September 30, 1999, International phone support revenues were $74,888, an increase of $11,898, or 18.9%, over revenues for the six months ended September 30, 1998. International phone support revenue growth for the quarter and six-month period was driven by strong customer demand for cables and connectors, ServSwitch, other switches and modems. If exchange rates had remained constant from the corresponding periods in the prior year, International phone support revenues for the three and six month periods ended September 30, 1999 would have increased 19.7% and 17.7%, respectively.

         Reported revenue dollar and percentage growth of the Company's largest subsidiaries over the comparable periods in the prior year were as follows:
Japan revenues were $8,587, up $2,346, or 37.6%, in Second Quarter 2000 and were $15,299, up $3,471, or 29.3%, year-to-date; United Kingdom revenues were $8,609, up $999, or 13.1%, in Second Quarter 2000 and were $16,532, up $2,035, or 14.0%, year-to-date; and France revenues were $5,237, up $438, or 9.1%, in Second Quarter 2000 and were $10,268, up $637, or 6.6%, year-to-date. Excluding Japan, United Kingdom and France, the remaining international business grew $3,180, or 22.6%, in Second Quarter 2000 and increased $5,755, or 21.3%, year-to-date. Japan revenues increased, in part, due to the strengthening of the Japanese Yen compared to the U.S. Dollar. If exchange rates had remained constant from the corresponding periods in the prior year, Japan revenues would have increased 12.1%, for the three months ended September 30, 1999 and increased 9.5%, for the six months ended September 30, 1999; United Kingdom revenues would have increased 17.0%, for the three months ended September 30, 1999 and increased 17.7%, for the six months ended September 30, 1999; and France revenues would have increased 16.3%, for the three months ended September 30, 1999 and increased 11.9% for the six months ended September 30, 1999.

         Gross profit in Second Quarter 2000 increased to $51,283, or 43.5% of revenues, from $38,596, or 48.8% of revenues, in Second Quarter 1999. Gross profit for the six month period ended September 30, 1999 increased to $96,750, or 44.9% of revenues, from $74,781, or 49.1%, of revenues over the same period in the prior year. The decline in gross profit margin for the quarter and the six months ended September 30, 1999 was due primarily to the impact of the strong revenue growth of the Company's on-site support product line which provides slightly lower gross margins. The revaluation of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 43.2% for Second Quarter 2000 compared to 48.8% for Second Quarter 1999 and 44.8% for the six months ended September 30, 1999 compared to 49.2% for the six months ended September 30, 1998.

         Selling, general and administrative ("SG&A") expenses in Second Quarter 2000 were $30,065, or 25.5% of revenues, an increase of $7,021 over SG&A expenses of $23,044, or 29.2% of revenues, in Second Quarter 1999. SG&A expenses for the six month period ended September 30, 1999 were $56,558, or 26.3% of revenues, an increase of $12,068 over SG&A expenses of $44,490, or 29.2% of revenues over the same period in the prior year. SG&A expense as a percentage of revenues decreased from last year as the Company was able to leverage its existing cost structure and because of the revenue growth of the Company's on-site support product line which provides slightly less operating expense relative to revenues. The dollar increases from the same periods in the prior year related primarily to additional marketing and personnel costs worldwide and additional costs related to the addition of the Company's on-site support product line.

         Operating income before amortization in Second Quarter 2000 was $21,218, or 18.0% of revenues, compared to $15,552, or 19.6% of revenues, in Second Quarter 1999. Operating income before amortization for the six month period ended September 30, 1999 was $40,192, or 18.6% of revenues, compared to $30,291, or 19.9% of revenues over the same period in the prior year. Intangible amortization for the three and six month periods ended September 30, 1999 were $1,366, an increase of $378, or 38.3%, and $2,655, an increase of $719, or 37.1%, respectively. The increase in amortization is due to additional goodwill related to the Company's continued expansion by merger of its on-site support providers.

         Net interest expense for the three and six month periods ended September 30, 1999 was $624 and $674 respectively, an increase from the same periods last year of $524 and $391, respectively, due to an increase in borrowings for the repurchase of treasury stock.

         The tax provision in Second Quarter 2000 was $7,559, or an effective tax rate of 39.5%, which is comparable to $5,689, or an effective tax rate of 39.4%, in Second Quarter 1999. The tax provision for the six month period ended September 30, 1999 was $14,506, or an effective tax rate of 39.5%, which is comparable to $11,090, or an effective tax rate of 39.4% for the six month period ended September 30, 1998.

         Net income for Second Quarter 2000 was $11,577 compared to $8,764 in Second Quarter 1999, an increase of 32.1%. Net income for the six month period ended September 30, 1999 was $22,217 compared to $17,048 for the six month period ended September 30, 1998, an increase of 30.3%. This growth was primarily due to strong revenue growth, the Company's ability to leverage its existing cost structure and the successful expansion by merger of the Company's on-site support offering.

LIQUIDITY AND CAPITAL RESOURCES

         In Second Quarter 2000, the Company's net proceeds from borrowings increased by $13,898 and by $46,942 for the three and six month periods ended September 30, 1999, respectively, as a result of borrowings used to finance the repurchase of its Common Stock. As of September 30, 1999, the Company had cash and cash equivalents of $4,053, working capital of $85,987, and total debt of $50,824.

         On August 27, 1999, the Company signed an agreement providing an additional $30 million revolving credit facility with Mellon Bank, N.A. (the "New Mellon Facility"). The New Mellon Facility provides additional liquidity for future stock repurchases and operations. The terms of the New Mellon Facility are substantially similar to the existing Mellon Credit Facility except that the New Mellon Facility will expire on August 25, 2000. Upon its expiration, the Company has the option to convert the facility into a three-year term note with substantially similar terms.

         The Company's total debt at September 30, 1999 was comprised of $46,500 under the Mellon Credit Facility, dated as of February 12, 1999, between the Company and Mellon Bank, N.A., $1,100 under the New Mellon Facility, and $3,224 of various other loans. The weighted average interest rate on all indebtedness of the Company as of September 30, 1999 was approximately 6.1% compared to 6.7% as of September 30, 1998. In addition, at September 30, 1999, the Company had $986 of letters of credit outstanding and $30,414 of additional funds available under the Mellon Credit Facility and the New Mellon Facility.

         On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased all 1 million shares in the open market at a total cost of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500,000 shares of its Common Stock. As of September 30, 1999, the Company had repurchased 335,000 shares under this plan at prevailing market rates for an aggregate purchase price of $16,784. Funding for these stock repurchases came from existing cash flow and borrowings under the Mellon Credit Facility and New Mellon Facility.

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

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables discussed above. At September 30, 1999, the open foreign exchange contracts were in Yen, Euro and Canadian Dollars. These open contracts were valued at approximately $3,602, with contract rates ranging from 108.38 to
113.97 Yen per U.S. dollar, 1.0711 to 1.0774 Euro to U.S. dollar and 1.4847 to
1.4848 Canadian dollar per U.S. dollar, and the last contract will expire in November 1999. The effect of these contracts on net income for the three-and six-month periods ended September 30, 1999 was not material.

         The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

YEAR 2000

         The Company has conducted a review of its information technology systems and non-information technology systems to evaluate the potential impact and disruption to its business arising from the year 2000. Those systems that were determined to not be year 2000 compliant have been corrected or are currently in the process of being modified. The Company's mainframe Distribution Control System, which processes customer orders, controls inventory, and updates accounts receivable, became compliant in early 1998. The hardware supporting this application is year 2000 compliant and the system software became year 2000 compliant in July 1999 as part of regular maintenance upgrades. The Company completed the process of upgrading the functionality of the hardware and system software that supports both the financial general ledger and the manufacturing control system. This upgrade resulted in a year 2000 compliant system in March 1999. The application software for the financial general ledger and the manufacturing system has been assessed and became compliant in March 1999. The Company had determined that a minimal amount of updates and replacements were required for the hardware and software on the workstations and servers and this has been completed. The Company has evaluated its subsidiaries to determine their state of readiness for the year 2000 and does not anticipate any major issues. Total costs for modifications/upgrades to the information technology systems an estimated $400, all of which has been incurred. All costs that directly related to the year 2000 have been expensed as incurred.

         The Company has surveyed significant vendors in order to evaluate the risks of year 2000 threats related to their interaction with the Company's systems and the supply of products and no major complications or disruptions are anticipated. The Company is currently evaluating the year 2000 readiness of its significant service providers and currently does not anticipate any related problems. The Company has the ability to communicate to customers information about year 2000 compliance for all products. Other significant non-information technology systems have been evaluated and the estimated cost for replacement is not material.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At June 30, 1999, the Company had open contracts valued at approximately $3,602 and with a fair value of approximately $3,680.

                            PART II OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 10, 1999, the Company held its annual meeting of stockholders. The four matters voted upon at the annual meeting were: (i) the election of directors; (ii) the amendment to the 1992 Stock Option Plan to increase the number of shares authorized; (iii) the amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized; and (iv) the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 2000.

         Each of the Company's nominees for director was re-elected at the annual meeting by the following vote:

                                       SHARES              SHARES            SHARES              BROKER
                                       VOTED FOR           WITHHELD          ABSTAINING          NON-VOTES
                                       ---------           --------          ----------          ---------

William F. Andrews                    15,169,316           359,541               0                   0
Thomas G. Greig                       15,169,396           359,461               0                   0
William R. Newlin                     15,169,396           359,461               0                   0
Brian D. Young                        15,169,396           359,461               0                   0
Fred C. Young                         15,169,396           359,461               0                   0

         The amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan was approved by the following vote:

            SHARES                     SHARES VOTED                    SHARES                    BROKER
          VOTED FOR                       AGAINST                    ABSTAINING                  NON-VOTES
          ---------                       -------                    ----------                  ---------
          8,873,577                      6,629,849                     25,431                        0


         The amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized was approved by the following vote:

            SHARES                     SHARES VOTED                    SHARES                    BROKER
          VOTED FOR                       AGAINST                    ABSTAINING                  NON-VOTES
          ---------                       -------                    ----------                  ---------
          14,198,587                     1,276,155                     54,115                        0

         The appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 2000 was approved by the following vote:

            SHARES                     SHARES VOTED                    SHARES                       BROKER
          VOTED FOR                       AGAINST                    ABSTAINING                    NON-VOTES
          ---------                       -------                    ----------                    ---------
          15,495,299                      15,176                       18,382                          0

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

                  10.1     1992 Stock Option Plan, as amended

                  10.2     1992 Director Stock Option Plan, as amended

                  10.3 Credit Agreement, dated as of August 25, 1999, among Black Box Corporation of Pennsylvania, Black Box Corporation and Mellon Bank, N.A.

                  21.1     Subsidiaries of the Company

                  27.1     Financial Data Schedule - September 30, 1999

         (b)   Reports on Form 8-K.

                  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BLACK BOX CORPORATION


                                      By:        /s/  Anna M. Baird
                                           -----------------------------------
                                           Anna M. Baird, Vice President,
                                           Chief Financial Officer, Treasurer,
                                           and Principal Accounting Officer
                                           November 15, 1999

                                 EXHIBIT INDEX
Exhibit
No.
-------
10.1    1992 Stock Option Plan, as amended

10.2    1992 Director Stock Option Plan, as amended

10.3 Credit Agreement, dated as of August 25, 1999, among Black Box Corporation of Pennsylvania, Black Box Corporation and Mellon Bank, N.A.

21.1    Subsidiaries of the Company

27.1    Financial Data Schedule - September 30, 1999