Form 10-Q
period 1999-12-31
BLACK BOX CORP
filed 2000-02-11
CIK 849547

                                                       Fiscal 2000 Third Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
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
The number of shares outstanding of the Registrant's common stock, $.001 par value, as of January 31, 2000 was 19,580,300 shares.

                          PART I FINANCIAL INFORMATION

Item  1.  FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                      (Unaudited)
                                                                                      December 31,          March 31,
ASSETS                                                                                    1999                1999
                                                                                      ------------         -----------
Current assets:
       Cash and cash equivalents                                                         $   5,194           $   5,946
       Accounts receivable, net of allowance for doubtful
          accounts of $5,372 and $4,023, respectively                                       92,851              62,841
       Inventories, net                                                                     41,854              32,258
       Other current assets                                                                 27,822              16,172
                                                                                         ---------           ---------
                            Total current assets                                           167,721             117,217

Property, plant and equipment, net of accumulated depreciation
    of $24,026 and $20,741, respectively                                                    34,491              24,190
Intangibles, net of accumulated amortization of $33,499 and
    $29,219, respectively                                                                  162,918             104,208
Other assets                                                                                 1,447                 660
                                                                                         ---------           ---------
                            Total assets                                                 $ 366,577           $ 246,275
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                                      $   2,756           $   1,511
       Accounts payable                                                                     33,044              18,210
       Other accrued expenses                                                               25,751              19,549
       Accrued income taxes                                                                  9,675               4,685
                                                                                         ---------           ---------
                            Total current liabilities                                       71,226              43,955

Long-term debt                                                                              72,755                 204
Deferred Taxes                                                                               9,945               9,051
Other liabilities                                                                              375                 413

Stockholders' equity:
       Preferred Stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 40,000,000; par value $.001;
           issued 19,506,816 and 18,147,358, respectively                                       19                  18
       Additional paid-in capital                                                          112,042              59,272
       Retained earnings                                                                   171,726             137,204
       Treasury Stock, at cost, 1,500,000 shares                                           (67,254)                 --
       Cumulative foreign currency translation adjustments                                  (4,257)             (3,842)
                                                                                         ---------           ---------
                            Total stockholders' equity                                     212,276             192,652
                                                                                         ---------           ---------
                            Total liabilities and stockholders' equity                   $ 366,577           $ 246,275
                                                                                         =========           =========



                         See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)




                                                            Three month period ended              Nine month period ended
                                                                   December 31,                         December 31,

                                                             1999               1998              1999              1998
                                                           ---------           -------          --------          --------
Revenues                                                   $ 127,128           $84,789          $342,537          $237,015
     Cost of sales                                            71,731            42,716           190,390           120,161
                                                           ---------           -------          --------          --------
Gross profit                                                  55,397            42,073           152,147           116,854

     Selling, general and administrative expenses             33,093            24,579            89,651            69,069
     Intangibles amortization                                  1,625             1,155             4,280             3,091
                                                           ---------           -------          --------          --------

Operating income                                              20,679            16,339            58,216            44,694

     Interest expense, net                                     1,012               237             1,609               519
     Other (income)/expenses, net                               (195)               92                22                27
                                                           ---------           -------          --------          --------

Income before income taxes                                    19,862            16,010            56,585            44,148

     Provision for income taxes                                7,557             6,405            22,063            17,495
                                                           ---------           -------          --------          --------

Net income                                                 $  12,305           $ 9,605          $ 34,522          $ 26,653
                                                           =========           =======          ========          ========


Basic earnings per common share                            $    0.68           $  0.55          $   1.95          $   1.54
                                                           =========           =======          ========          ========

Diluted earnings per common share                          $    0.65           $  0.53          $   1.85          $   1.47
                                                           =========           =======          ========          ========

Weighted average common shares                                18,127            17,318            17,727            17,266
                                                           =========           =======          ========          ========

Weighted average common and
     common equivalent shares                                 19,076            18,235            18,627            18,122
                                                           =========           =======          ========          ========




                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                       Cumulative
                                              Common Stock                    Additional                Foreign
                                         --------------------  Treasury        Paid-in      Retained    Currency
                                             Shares    Amount    Stock         Capital      Earnings   Translation        Total
                                         ------------- ------ -----------     ----------   ----------  ------------     ----------
Balance at March 31, 1998                   17,233,021    $17          --       $ 34,117     $  99,733      $(3,619)     $ 130,248

Net income                                          --     --          --             --        38,145           --         38,145
Issuance of common stock                       567,592      1          --         18,317            --           --         18,318
Exercise of options                            346,745     --          --          3,732            --           --          3,732
Tax benefit from exercised options                  --     --          --          3,106            --           --          3,106
Foreign currency translation
    adjustment                                      --     --          --             --            --         (223)          (223)
Dividends declared to former
    shareholders prior to mergers                   --     --          --             --          (674)          --           (674)
                                            ----------    ---    --------       --------     ---------      -------      ---------

Balance at March 31, 1999                   18,147,358     18          --         59,272       137,204       (3,842)       192,652

Net income                                          --     --          --             --        34,522           --         34,522
Purchase of treasury stock                          --     --     (67,254)            --            --           --        (67,254)
Issuance of common stock                       803,683      1          --         41,987            --           --         41,988
Exercise of options                            555,775     --          --          7,009            --           --          7,009
Tax benefit from exercised options                  --     --          --          3,774            --           --          3,774
Foreign currency translation
    adjustment                                      --     --          --             --            --         (415)          (415)
                                            ----------    ---    --------       --------     ---------      -------      ---------

 Balance at December 31, 1999               19,506,816    $19    $(67,254)      $112,042     $ 171,726      $(4,257)     $ 212,276
                                            ==========    ===    ========       ========     =========      =======      =========








                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                    Nine month period ended
                                                                                          December 31,
                                                                                    1999               1998
                                                                                  --------           --------
Cash flows from operating activities:
       Net income                                                                 $ 34,522           $ 26,653
       Adjustments to reconcile net income to cash provided
         by operating activities:
           Intangibles amortization                                                  4,280              3,091
           Depreciation                                                              3,478              2,333
           Other                                                                      (103)               122
       Changes in working capital items:
           Account receivable, net                                                 (10,097)             4,646
           Inventories, net                                                         (5,585)            (2,004)
           Other current assets                                                     (5,534)               112
           Accounts payable and accrued liabilities                                  2,826             (8,169)
                                                                                  --------           --------
       Cash provided by operating activities                                        23,787             26,784
                                                                                  --------           --------

Cash flows from investing activities:
           Capital expenditures                                                     (8,065)            (6,872)
           Mergers, net of $3,128 and $1,132 cash acquired, respectively           (30,067)           (24,602)
                                                                                  --------           --------
       Cash (used) in investing activities                                         (38,132)           (31,474)
                                                                                  --------           --------

Cash flows from financing activities:
           Repayment of borrowings                                                 (10,374)           (26,922)
           Proceeds from borrowings                                                 80,891             18,140
           Proceeds from exercise of options                                        10,784              3,685
           Purchase of Treasury Stock                                              (67,254)                --
           Dividends paid to former shareholders prior to mergers                       --               (674)
                                                                                  --------           --------
       Cash provided by/(used) in financing activities                              14,047             (5,771)
                                                                                  --------           --------

Foreign currency translation adjustment                                               (454)             1,661
                                                                                  --------           --------

(Decrease) in cash and cash equivalents                                               (752)            (8,800)
Cash and cash equivalents at beginning of period                                     5,946             11,166
                                                                                  --------           --------

Cash and cash equivalents at end of period                                        $  5,194           $  2,366
                                                                                  ========           ========

Interest paid                                                                     $  1,498           $    988
                                                                                  --------           --------
Income taxes paid                                                                 $ 10,850           $  9,801
                                                                                  --------           --------

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

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                   December 31,        March 31,
                                      1999               1999
                                    --------           --------
         Raw materials              $  2,597           $  2,231
         Work-in-process                 118                 31
         Finished goods               42,096             33,552
         Inventory reserve            (2,957)            (3,556)
                                    --------           --------
         Inventory, net             $ 41,854           $ 32,258
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

         At December 31, 1999, the open foreign exchange contracts were in Yen, Euro, Sterling Pound and Canadian Dollars. These open contracts were valued at approximately $4,406, with contract rates of 102.02 Yen per U.S. dollar, 1.0235 to 1.0245 Euro per U.S. dollar, 1.6237 to 1.6273 Sterling Pound per U.S. dollar and 1.4791 to 1.4804 Canadian dollar per U.S. dollar, and will expire over the next two months. The effect of these contracts on net income for the three and nine month periods ended December 31, 1999 was not material.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 4 - COMPREHENSIVE INCOME

         In the first quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the three and nine month periods ended December 31, 1999 and three and nine month periods ended December 31, 1998 were $11,683, $34,107, $9,769 and $28,313, respectively.

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

                                                          Three month period ended              Nine month period ended
                                                                December 31,                          December 31,
                                                          1999               1998               1999                1998
                                                        --------           --------           --------           --------
Net income for earnings per share
   Computation                                          $ 12,305           $  9,605           $ 34,522           $ 26,653

Basic earnings per common share:
   Weighted average common shares                         18,127             17,318             17,727             17,266
                                                        --------           --------           --------           --------

   Basic earnings per common share                      $   0.68           $   0.55           $   1.95           $   1.54
                                                        ========           ========           ========           ========

Diluted earnings per common share:
   Weighted average common shares                         18,127             17,318             17,727             17,266
   Shares issuable from assumed conversion
     of common stock equivalents                           1,556              1,099              1,385              1,001
   Shares buyable with tax savings from
     compensation expense of exercised options              (607)              (182)              (485)              (145)
                                                        --------           --------           --------           --------
   Weighted average common and common
     equivalent shares                                    19,076             18,235             18,627             18,122
                                                        --------           --------           --------           --------

   Diluted earnings per common share                    $   0.65           $   0.53           $   1.85           $   1.47
                                                        ========           ========           ========           ========


                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 6 - ADOPTION OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently evaluating the effects of SFAS No. 133 and does not expect its adoption to have a material effect on the Company's financial statements or results of operations.

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

         On September 30, 1999, the Company acquired 50% of the shares of Black Box Comunicaciones SA Spain ("Black Box Spain") bringing its ownership in Black Box Spain to 100%. Black Box Spain was established in 1989 in Madrid, Spain as a joint venture between the Company and Payma Comunicaciones SA Spain. The results of operations and financial position of Black Box Spain are not material to the Company's consolidated results of operations or financial position.

         On October 22, 1999, the Company effected a merger with Koncepts Communications of L.I., Corp. ("Koncepts"). Established in 1982 in Westbury, New York, Koncepts provides technical design, installation and maintenance services for premise cabling and related products to customers in the New York, New Jersey and Connecticut "tri-state" area. The results of operations and financial position of Koncepts are not material to the Company's consolidated results of operations or financial position.

         On October 27, 1999, the Company effected a merger with Communication Contractors, Inc. ("CCInc."). CCInc., based in Chicago, Illinois, provides technical design, installation and maintenance services for premise cabling and related products to customers throughout the greater Chicago region. The results of operations and financial position of CCInc. are not material to the Company's consolidated results of operations or financial position.

         On November 12, 1999, the Company effected a merger with DataCom-Link, Inc. and T&U Electric Service, Inc. ("DataCom"). Based in Indianapolis, Indiana, DataCom provides technical design, installation and maintenance for premise cabling and electrical services to customers throughout the greater Indianapolis region. The results of operations and financial position of DataCom are not material to the Company's consolidated results of operations or financial position.

         On November 19, 1999, the Company effected a merger with American Communications Network Corporation ("ACN"). Established in 1982 in Cincinnati, Ohio, ACN provides technical design, installation and maintenance services for premise cabling and related network products to customers in the greater Cincinnati region. ACN was subsequently merged into Comm Line, a wholly owned subsidiary of the Company. The results of operations and financial position of ACN are not material to the Company's consolidated results of operations or financial position.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


         On November 29, 1999, the Company effected a merger with Datech Holdings, Limited ("Datech"). Established in 1980 in Nottingham, England, Datech provides technical design, installation and maintenance services for premise cabling and related products to customers throughout the UK. The results of operations and financial position of Datech are not material to the Company's consolidated results of operations or financial position.

         On December 3, 1999, the Company effected a merger with U.S. Premise Networking Services, Inc. ("USP"). Based in Minneapolis, Minnesota, USP provides technical design, installation and maintenance services for premise cabling and related products to customers throughout the greater Minneapolis region. The results of operations and financial position of USP are not material to the Company's consolidated results of operations or financial position.

         On December 30, 1999, the Company effected a merger with TennMark Telecommunications, Inc. ("TennMark"). Established in 1983 near Nashville, Tennessee, TennMark provides telecommunication planning, engineering, installation and maintenance services. TennMark services selective regions of the Southeast and Southwest United States. The results of operations and financial position of TennMark are not material to the Company's consolidated results of operations or financial position.

         The Company issued an aggregate of 810,249 shares of its common stock in exchange for all of the outstanding shares of Con-Optic, C-Tel, American Cabling, Comm Line, FIG, BusCom, Black Box Spain, Koncepts, CCInc., DataCom, ACN, Datech, USP and TennMark. In addition, an aggregate of $33,195 in cash was used to acquire the above companies. The aggregate purchase price was $75,627 and resulted in goodwill after assumed liabilities of approximately $63,221, which is being amortized over twenty-five years.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 8 - TREASURY STOCK

         On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased all 1 million shares at prevailing market prices for an aggregate purchase price of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500,000 shares of its Common Stock. As of November 1999, the Company had repurchased all 500,000 shares under this plan at prevailing market rates for an aggregate purchase price of $25,273. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities maintained with Mellon Bank, N.A.


NOTE 9 - DEBT

         The Mellon Credit Facility, dated as of February 12, 1999, provides a revolving line of credit up to $49,000 and expires September 30, 2002. On August 27, 1999, the Company signed an agreement providing an additional $30 million revolving credit facility with Mellon Bank, N.A. (the "New Mellon Facility"). The New Mellon Facility will expire on August 25, 2000. Upon its expiration, the Company has the option to convert the New Mellon Facility into a three-year note with substantially similar terms. The interest on the borrowings is variable, as defined in the underlying agreements.

         The Company's total debt at December 31, 1999 was comprised of $46,800 under the Mellon Credit Facility, dated as of February 12, 1999, $24,300 under the New Mellon Facility, and $4,411 of various other loans. The weighted average interest rate on all indebtedness of the Company as of December 31, 1999 was approximately 6.6% compared to 6.0% as of December 31, 1998.

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

         The Company evaluates the performance of each segment based on "Worldwide EBITA." A segment's Worldwide EBITA is its earnings before interest, taxes and amortization with all profit on intercompany sales allocated to the segment providing the third-party revenues. Intersegment sales are not reviewed by management and are not included in the total revenues

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


reported below. Certain costs included in the Phone Support segment are incurred for the benefit of the On-Site Support segment but are not allocated for internal management reporting and are, therefore, not allocated herein. These unallocated costs include certain order fulfillment, shipping and various overhead items. Segment interest income, interest expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented.

Summary information by reportable segment is as follows:

                        Three month period            Nine month period
                         ended December 31,           ended December 31,
                         ------------------------------------------------
                         1999         1998           1999            1998
                         ----         ----           ----            ----
On-Site Support
---------------
  Revenues            $ 38,518      $ 5,773      $  86,226       $  16,665
  Worldwide EBITA        5,101          442         11,243           1,614

Phone Support
-------------
  Revenues            $ 88,610      $79,016      $ 256,311       $ 220,350
  Worldwide EBITA       17,231       17,032         51,298          46,185

Other
-----
  Revenues            $      0      $     0      $       0       $       0
  Worldwide EBITA          (28)          20            (45)            (14)
---------------------------------------------------------------------------

The following is a reconciliation between the reportable segment data and the corresponding consolidated amount for EBITA:


EBITA
                                        Three month period    Nine month period
                                        ended December 31,    ended December 31,
                                        ----------------------------------------
                                          1999      1998       1999       1998
                                         ------    ------     ------     ------
Total Worldwide EBITA for reportable
  segments                             $ 22,332   $17,474   $ 62,541   $ 47,799
Other EBITA                                 (28)       20        (45)       (14)
Total consolidated EBITA                 22,304    17,494     62,496     47,785
--------------------------------------------------------------------------------

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


The following is summary information of assets by reportable segment and a reconciliation to the consolidated assets:

ASSETS
------------------------------------------------------------------------------
                                                December 31,         March 31,
Reportable Segments                                1999                1999
                                                 --------            --------
On-Site Support                                 $ 146,435           $  37,626
Phone Support                                     285,184             256,826
                                                  -------             -------
  Total assets for reportable segments            431,619             294,452
Other assets                                      296,534             207,878
Corporate eliminations                           (361,576)           (256,055)
                                                ---------           ---------
  Total consolidated assets                     $ 366,577           $ 246,275
------------------------------------------------------------------------------

Due to the change in the composition of the reportable segments, prior period amounts have been restated and will be shown in future periods on a comparable basis.

Information about geographic areas is as follows:


REVENUES
                     Three month period     Nine month period
                     ended December 31,     ended December 31,
                    -------------------------------------------
                       1999       1998       1999        1998
                    --------    -------    --------    --------
North America       $ 82,458    $44,640    $222,423    $133,876
International         44,670     40,149     120,114     103,139
                    --------    -------    --------    --------
Total Revenues      $127,128    $84,789    $342,537    $237,015
---------------------------------------------------------------

ASSETS
                                    December 31,       March 31,
                                       1999              1999
                                     --------          --------
North America                        $286,525          $184,420
International                          80,052            61,855
                                     --------          --------
  Total consolidated assets          $366,577          $246,275
----------------------------------------------------------------

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)



NOTE 11 - SUBSEQUENT EVENTS

         On January 14, 2000, the Company effected a merger with Parrish Communication Cabling, Inc. ("Parrish"). Established in 1990 in Seattle, Washington, Parrish provides technical design, installation and maintenance services for premise cabling and related products to customers throughout the greater Seattle region. The results of operations and financial position of Parrish are not material to the Company's consolidated results of operations or financial position.

         On January 20, 2000, the Company merged Structured Network Solutions, Inc. ("SNS") into Comm Line, a wholly owned subsidiary of the Company. Established in 1997 in Cincinnati, Ohio, SNS provides technical design, installation and maintenance services for premise cabling and related network products to customers in the greater Cincinnati region. The results of operations and financial position of SNS are not material to the Company's consolidated results of operations or financial position.

         On January 24, 2000, the Company effected a merger with R&D Services, Inc. ("R&D"). Established in 1974 in Westboro, Massachusetts, R&D provides technical design, installation and maintenance services for premise cabling and related products to customers throughout the greater Boston region. The results of operations and financial position of R&D are not material to the Company's consolidated results of operations or financial position.

         On January 28, 2000, the Company effected a merger with The Delaney Companies ("Delaney"). Established in 1985 in Philadelphia, Pennsylvania, Delaney provides technical design, installation and maintenance for premise cabling and related services to customers in the greater Philadelphia and mid-Atlantic regions. The results of operations and financial position of Delaney are not material to the Company's consolidated results of operations or financial position.

         In January 2000, the Company engaged Mellon Bank N.A. to act as its agent in arranging syndication of a $150,000 revolving credit facility (the "Syndicated Facility"). The Syndicated Facility will be used to pay off the Mellon Credit Facility and the New Mellon Facility and for general corporate purposes. At that time, Mellon Bank also extended an additional temporary revolving credit facility in the amount of $30,000 (the "Bridge Financing") with terms substantially similar to those of the Mellon Credit Facility and the New Mellon Facility. The Bridge Financing expires upon closing the Syndicated Facility and will be paid with proceeds of the Syndicated Facility.

         On February 7, 2000, the Company effected a merger with K&A Communications, Inc. ("K&A"). Established in 1986 in St. Louis, Missouri, K&A provides technical design, installation and maintenance services for premise cabling and related products to customers throughout the St. Louis Region. The results of operations and financial position of K&A are not material to the Company's consolidated results of operations or financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF GENERAL OPERATIONS (dollars in thousands)

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

                                           Three month period ended             Nine month period ended
                                                  December 31,                        December 31,
                                         ------------------------------------------------------------------
                                               1999             1998             1999             1998
                                               ----             ----             ----             ----
Revenues                                     $127,128          $84,789         $342,537         $237,015
                                             ========          =======         ========         ========

Revenues:
  On-Site Support                              30.3%             6.8%            25.2%             7.0%
  Phone Support:
    North America                              35.3             45.8             40.2             49.5
    International                              34.4             47.4             34.6             43.5
                                               ----             ----             ----             ----
  Total Phone Support                          69.7             93.2             74.8             93.0
                                               ----             ----             ----             ----
  Total Revenues                              100.0            100.0            100.0            100.0
Cost of sales                                  56.4             50.4             55.6             50.7
                                               ----             ----             ----             ----
  Gross profit                                 43.6             49.6             44.4             49.3
Selling, general and
  administrative expenses                      26.0             29.0             26.2             29.1
                                               ----             ----             ----             ----
    Operating income before
       Amortization                            17.6             20.6             18.2             20.2
Intangibles amortization                        1.3              1.3              1.2              1.3
                                               ----             ----             ----             ----
  Operating income                             16.3%            19.3%            17.0%            18.9%
                                               ====             ====             ====             ====

         Revenues for the three and nine month periods ended December 31, 1999 were $127,128 and $342,537, respectively, an increase of $42,339, or 49.9%, and $105,522, or 44.5%, respectively, over the same period in the prior year. Revenues from on-site support for the three months ended December 31, 1999 (Third Quarter 2000) were $38,518, an increase of $32,745, or 567.2%, over revenues for the three months ended December 31, 1998 (Third Quarter 1999). For the nine months ended December 31, 1999, revenues from on-site support were $86,226, an increase of $69,561, or 417.4%, over revenues for the nine months ended December 31, 1998. On-site support revenue growth for the quarter and year-to-date was primarily due to the Company's continued expansion by merger of its on-site technical support capabilities as well as strong demand for on-site services from customers of existing on-site service providers.

         Revenues from the Company's phone support business for Third Quarter 2000 were $88,610, an increase of $9,594, or 12.1%, over revenues for Third Quarter 1999. For the nine months ended December 31, 1999, revenues from the phone support business were $256,311, an increase of $35,961, or 16.3%, over revenues for the nine months ended December 31, 1998. Overall, phone support revenue growth was driven by strong sales in all geographic regions. Phone support revenues from North America for Third Quarter 2000 were $44,862, an increase of $5,998, or 15.4%, over revenues for Third Quarter 1999. For the nine months ended December 31, 1999, phone support revenues from North America were $137,677, an increase of $20,466, or 17.5%, over revenues for the nine months ended December 31, 1998. The growth of North America phone support revenues is driven primarily by continued strong demand for cables and connectors, ServSwitch, racks and cabinets, power protection, and LAN products from customers of all sizes. International phone support revenues for Third Quarter 2000 were $43,748, an increase of $3,596, or 9.0%, over revenues for the same period in the prior year. For the nine months ended December 31, 1999, International phone support revenues were $118,634, an increase of $15,495, or 15.0%, over revenues for the nine months ended December 31, 1998. International phone support revenue growth for the quarter was driven by strong customer demand for cables and connectors, ServSwitch, LAN products, power protection and racks and cabinets while the nine month growth was driven primarily by strong demand for cables and connectors, ServSwitch, modems and LAN products. If exchange rates had remained constant from the corresponding periods in the prior year, International phone support revenues for the three and nine month periods ended December 31, 1999 would have increased 11.9% and 15.5%, respectively.

         Reported revenue dollar and percentage growth of the Company's largest subsidiaries over the comparable periods in the prior year were as follows:
Japan revenues were $9,046, up $1,895, or 26.5%, in Third Quarter 2000 and were $24,345, up $5,366, or 28.3%, year-to-date; United Kingdom revenues were $8,729, up $297, or 3.5%, in Third Quarter 2000 and were $25,261, up $2,332, or 10.2%, year-to-date; and France revenues were $6,379, up $93, or 1.5%, in Third Quarter 2000 and were $16,647, up $730, or 4.6%, year-to-date. Excluding Japan, United Kingdom and France, the remaining international business grew $1,311, or 7.2%, in Third Quarter 2000 and increased $7,067, or 15.6%, year-to-date. Japan revenues increased, in part, due to the strengthening of the Japanese Yen compared to the U.S. Dollar. If exchange rates had remained constant from the corresponding periods in the prior year, Japan revenues would have increased 9.9%, for the three months ended December 31, 1999 and increased 9.6%, for the nine months ended December 31, 1999; United Kingdom revenues would have increased 6.5%, for the three months ended December 31, 1999 and increased 13.5%, for the nine months ended December 31, 1999; and France revenues would have increased 15.3%, for the three months ended December 31, 1999 and increased 13.2% for the nine months ended December 31, 1999.

         Gross profit in Third Quarter 2000 increased to $55,397, or 43.6% of revenues, from $42,073, or 49.6% of revenues, in Third Quarter 1999. Gross profit for the nine month period ended December 31, 1999 increased to $152,147, or 44.4% of revenues, from $116,854, or 49.3%, of revenues over the same period in the prior year. The decline in gross profit margin for the quarter and the nine months ended December 31, 1999 was due primarily to the increase in mix of revenue from the Company's on-site support services which provides slightly lower gross margins. Gross profit margins in the phone support business also declined in the three month period ending December 31, 1999 compared to the prior year primarily as a result of price reductions on non-Black Box labeled products in North America. Phone support gross profit margins for the nine month period ending December 31, 1999 were comparable to the same period in the prior year. The revaluation of foreign denominated intercompany receivables had an unfavorable impact on gross profit margin when compared to the prior year. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 43.8% for Third Quarter 2000 compared to 48.6% for Third Quarter 1999 and 44.5% for the nine months ended December 31, 1999 compared to 49.0% for the nine months ended December 31, 1998.

         Selling, general and administrative ("SG&A") expenses in Third Quarter 2000 were $33,093, or 26.0% of revenues, an increase of $8,514 over SG&A expenses of $24,579, or 29.0% of revenues, in Third Quarter 1999. SG&A expenses for the nine month period ended December 31, 1999 were $89,651, or 26.2% of revenues, an increase of $20,582 over SG&A expenses of $69,069, or 29.1% of revenues over the same period in the prior year. SG&A expense as a percentage of revenues decreased from last year primarily due to the increase in mix of revenue from the Company's on-site support services which provides slightly less operating expense relative to revenues. The dollar increases from the same periods in the prior year related primarily to additional marketing and personnel costs worldwide and additional support costs related to the addition of the Company's on-site technical services product line.

         Operating income before amortization in Third Quarter 2000 was $22,304, or 17.6% of revenues, compared to $17,494, or 20.6% of revenues, in Third Quarter 1999. The decline in margin was due primarily to the increase in mix of revenues from the Company's on-site support services which provides slightly lower operating margins. Operating income before amortization for the nine month period ended December 31, 1999 was $62,496, or 18.2% of revenues, compared to $47,785, or 20.2% of revenues over the same period in the prior year. Intangible amortization for the three and nine month periods ended December 31, 1999 were $1,625, an increase of $470, or 40.7%, and $4,280, an increase of $1,189, or
38.5%, respectively. The increase in amortization is due to additional goodwill related to the Company's continued expansion by merger of its on-site support providers.

         Net interest expense for the three and nine month periods ended December 31, 1999 was $1,012 and $1,686 respectively, an increase from the same periods last year of $775 and $1,166, respectively, due to an increase in borrowings for the repurchase of the Company's Common Stock and the continued expansion by merger of its on-site support providers.

         The tax provision in Third Quarter 2000 was $7,557, or an effective tax rate of 38.0%, compared to $6,405, or an effective tax rate of 40.0%, in Third Quarter 1999. The tax provision for the nine month period ended December 31, 1999 was $22,063, or an effective tax rate of 39.0%, compared to $17,495, or an effective tax rate of 39.6% for the nine month period ended December 31, 1998. The decline in tax rate for the nine month period is primarily a result of improved profitability in Brazil and Mexico. The rate decrease for the three month period resulted from the reduction in the nine month rate.

         Net income for Third Quarter 2000 was $12,305 compared to $9,605 in Third Quarter 1999, an increase of 28.1%. Net income for the nine month period ended December 31, 1999 was $34,522 compared to $26,653 for the nine month period ended December 31, 1998, an increase of 29.5%. This growth was primarily due to strong revenue growth, the Company's ability to leverage its existing cost structure and the successful expansion by merger of the Company's on-site support offering.

LIQUIDITY AND CAPITAL RESOURCES

         In Third Quarter 2000, the Company's net proceeds from borrowings increased by $23,575 and by $70,517 for the three and nine month periods ended December 31, 1999, respectively, as a result of borrowings used to finance the repurchase of its Common Stock and to continue expansion by merger of its on-site support providers. As of December 31, 1999, the Company had cash and cash equivalents of $5,194, working capital of $96,495, and total debt of $75,511.

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

         The Company's total debt at December 31, 1999 was comprised of $46,800 under the Mellon Credit Facility, dated as of February 12, 1999, between the Company and Mellon Bank, N.A., $24,300 under the New Mellon Facility, and $4,411 of various other loans. The weighted average interest rate on all indebtedness of the Company as of December 31, 1999 was approximately 6.6% compared to 6.0% as of December 31, 1998. In addition, at December 31, 1999, the Company had $1,200 of letters of credit outstanding and $6,700 of additional funds available under the Mellon Credit Facility and the New Mellon Facility.

         In January 2000, the Company engaged Mellon Bank N.A. to act as its agent in arranging syndication of a $150,000 revolving credit facility (the "Syndicated Facility"). The Syndicated Facility will be used to pay off the Mellon Credit Facility and the New Mellon Facility and for general corporate purposes. At that time, Mellon Bank also extended an additional temporary revolving credit facility in the amount of $30,000 (the "Bridge Financing") with terms substantially similar to those of the Mellon Credit Facility and the New Mellon Facility. The Bridge Financing expires upon closing the Syndicated Facility and will be paid with proceeds of the Syndicated Facility.

         On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased all 1 million shares in the open market at a total cost of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500,000 shares of its Common Stock. As of November 1999, the Company had repurchased all 500,000 shares under this plan at prevailing market rates for an aggregate purchase price of $25,273. Funding for these stock repurchases came from existing cash flow and borrowings under the Mellon Credit Facility and New Mellon Facility.

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

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables discussed above. At December 31, 1999, the open foreign exchange contracts were in Yen, Euro, Sterling Pound and Canadian Dollars. These open contracts were valued at approximately $4,373, with contract rates ranging from 102.02 to 102.02 Yen per U.S. dollar, 1.0235 to 1.0245 Euro to U.S. dollar, 1.6237 to 1.6273 Sterling Pound per U.S. dollar and 1.4791 to 1.4804 Canadian dollar per U.S. dollar, and the last contract will expire in February 2000. The effect of these contracts on net income for the three-and nine-month periods ended December 31, 1999 was not material.

         The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

YEAR 2000

         The year 2000 issue refers to the potential for disruption to business activities caused by system and processing failures of date-related calculations, and is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         To date, the Company has not experienced any material business disruptions related to the year 2000. Additionally, the Company has no reason to believe that any material third parties with whom it deals have had any material year 2000 issues. However, the Company cannot give assurance that it will not experience any disruption due to year 2000 in the future. The Company will continue to monitor its systems and third parties for any year 2000 problems. Total costs for system modifications directly related to preparing systems for the year 2000 were $400 and were expensed as incurred. The Company does not expect to incur material cost related to year 2000 in the future.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At December 31, 1999, the Company had open contracts valued at approximately $4,406 and with a fair value of approximately $4,373.

PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.
               ---------

                 10.1  1992 Stock Option Plan, as amended

                 10.2  1992 Director Stock Option Plan, as amended

                 21.1  Subsidiaries of the Company

                 27.1  Financial Data Schedule - December 31, 1999

         (b)   Reports on Form 8-K.
               --------------------

                 None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BLACK BOX CORPORATION


                                        By: /s/  Anna M. Baird
                                           ------------------------------
                                           Anna M. Baird, Vice President,
                                           Chief Financial Officer, Treasurer,
                                           and Principal Accounting Officer
                                           February 11, 1999

                                  EXHIBIT INDEX


Exhibit No.


10.1      1992 Stock Option Plan, as amended

10.2      1992 Director Stock Option Plan, as amended

21.1      Subsidiaries of the Company

27.1      Financial Data Schedule - December 31, 1999