Form 10-K405
period 2000-03-31
BLACK BOX CORP
filed 2000-06-29
CIK 849547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

     O Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
          ________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of outstanding Common Stock, $.001 par value (the "Common Stock"), held by non-affiliates of the Registrant at June 16, 2000, was $1,553,447,315 based on the closing sale price reported on the Nasdaq National Market for June 16, 2000. For purposes of this calculation only, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock at June 16, 2000, was 18,740,905.

                       Document Incorporated by Reference

Proxy Statement for 2000 Annual Meeting of Stockholders -- Part III

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW. Black Box (NASDAQ: BBOX) is a leading worldwide provider of technical network services and related products to businesses of all sizes. Through its BLACK BOX(R) Catalog, available in nine languages, and BLACK BOX(R) On-Line, the Company offers more than 40,000 standard networking products, and also designs and builds thousands of custom products every year. Technical support services by telephone are provided to customers in 132 countries, 24 hours a day, seven days a week, and technical services are provided on-site in the United States and Western Europe. Founded in 1976, Black Box operates subsidiaries on five continents and is headquartered near Pittsburgh, in Lawrence, Pennsylvania.

         Black Box differentiates itself from its competitors through unparalleled levels of technical support and its private label brand, BLACK BOX(R). The Black Box brand has earned a reputation for high quality and reliability since the Company was founded. Through its more than 2,000 technical support professionals, the Company offers technical services on the phone free of charge, 24 hours a day, seven days a week, and fee-based on-site technical services.

         Since its inception, the Company has experienced consistent growth in revenues and profitability due to continual (i) delivery of high quality technical services, both on the phone and at its customer's site, (ii) commitment to the highest quality products, (iii) expansion of its product offerings and (iv) its commitment to superior customer service.

INDUSTRY BACKGROUND. Black Box participates in the rapidly growing worldwide telecommunications market (data, voice, video, et al.), which is expected to grow from more than $800 billion today to $1,250 billion in 2003. One of the fastest growing segments of this market is on-site technical services, with 1999 revenues estimated at approximately $25 billion, up more than 25% from the previous year. Revenues in this segment are expected to exceed $40 billion by 2003, with percentage growth estimated at least in the mid-teens over the next three years.

         Continuous growth in the telecommunications market is driven by the increasing use of sophisticated data networks and by an escalating demand for increased bandwidth, which, in turn, is driven by the explosive growth of the Internet. Emerging applications, such as e-commerce and video-on-demand, along with improved computer graphics and web designs, are also contributing to the need for more bandwidth, resulting in a constant flow of network upgrades designed to increase capacity.

         Products and services are distributed to this market primarily through retailers and manufacturers, direct marketers, and value-added resellers (including on-site service providers). Historically, Black Box had participated only in the direct marketing channel, which accounts for 7% of the total market. In fiscal 1999, Black Box began offering on-site technical services as a complement to its phone-based technical service capabilities, thereby significantly expanding its addressable market and enabling it to participate in a much larger portion of the telecommunications market.

BUSINESS STRATEGY. Black Box's business strategy is to be a "one-stop shop" for organizations with simple to complex computer communications and networking needs who wish to benefit from high levels of technical support and customer service. The Company believes that its combination of technical support (on the phone and on-site), customer service and cost-effective direct marketing is the best method to sell into its markets. The Company's 24 years of experience in the industry have enabled it to establish a reputation for providing unparalleled technical support, highest quality product solutions and outstanding customer service. The success of this strategy is evidenced by the Company's record of consistent growth in revenues and operating income and its high rate of repeat customers. Keys to the Company's success include the following:

         On-the-Phone Technical Services. Black Box believes that its ability to provide in-depth technical support and prompt and efficient customer service is critical to its success. Black Box provides unlimited "hotline" technical expertise around-the-clock, 365 days a year, serving customers in 132 countries around the world. The Company's 200 hotline experts are specialists in conversion, connectivity, communications, local area networks, and installation services. With years of experience and continuous training, they provide reliable and cost-effective solutions to any computer, cabling, or network communication challenge, from system design and product selection through installation, post-installation and maintenance. Phone consultations are free of charge and multilingual representatives are available worldwide. One million calls for technical support were taken last year and, 99.2 percent of them were answered in less than 20 seconds - the fastest answer rate in the industry.

         On-Site Technical Services. By combining its broad product line, rapid order fulfillment, and extensive on-the-phone technical support with on-site technical services, Black Box can provide an end-to-end solution, from initial system design, installation, testing, maintenance, and related products, to ongoing follow-up support with moves, adds, changes and upgrades. On-site technical services are provided in selected markets worldwide and the Company intends to continue its geographic expansion of on-site capabilities.

         Quality Networking Solutions. Black Box markets more than 40,000 products in categories including PC communication products and accessories, cables and connectors, cabinets and racks, testers and tools, power and surge protection, video and mass storage, switches, ServSwitch(TM) products, printer devices, converters, line drivers, modems and multiplexors, and local area networking equipment. The Company constantly modifies and updates its product offerings based on technical advancements and market demand. In the past fiscal year, more than 31,000 new products were introduced, a substantial increase over the previous year.

         Black Box guarantees all of its products by permitting customers to return or exchange them within the first 45 days after purchase. In addition, the Company provides warranties of at least one year on all products, and lifetime warranties with many products. In Fiscal 1998, Black Box became the first in the industry to introduce a warranty program offering full protection regardless of cause of failure, including accidental, surge or water damage. Extended warranty protection is also available on all Black Box brand products.

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

         Proprietary Customer List. Over the past 24 years, the Company has built a proprietary mailing list of approximately 1.8 million names representing nearly 700,000 customers. This database includes information on the past purchases of its customers. The Company routinely analyzes this data in an effort to enhance customer response and purchasing rates, increase average order size and ensure that targeted mailings reach specific customer groups. The Company believes that its proprietary list is a valuable asset that represents a significant competitive advantage and does not rent the list to other parties.

         In-Stock Availability and Rapid Order Fulfillment. The Company has developed an efficient inventory management and order fulfillment systems that allow more than 95 percent of orders for standard product received before midnight eastern time to be shipped that same day.

GROWTH STRATEGY. The principal components of Black Box's growth strategy include
(i) expanded technical services worldwide and (ii) expanded product offerings.

         Expanded Technical Services. In Fiscal 1998, Black Box expanded its technical services to include on-site design, installation and maintenance for infrastructure products. The Company believes there is a large, growing and lucrative market for these services worldwide and it expects the expansion to enable it to increase its addressable share of the worldwide telecommunications market significantly.

         Through a series of acquisitions, Black Box has established on-site presence in: Alabama, Arizona, California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington, West Virginia, Wisconsin and the United Kingdom. Annualized combined revenues from on-site services were $55 million in Fiscal 1999 and $250 million in Fiscal 2000. The Company expects to aggressively continue expanding its on-site capabilities in Fiscal 2001. Annualized combined revenues from on-site services in Fiscal 2001 are expected to approximate $450 million.

         Expanded Product Offerings. The Company serves rapidly growing markets and offers new products, which are continuously developed as a result of technological advances. In response to this dynamic environment, Black Box continues to broaden its existing product lines by offering line extensions and new technologies. In Fiscal 2000, the Company introduced more than 31,000 new products.

CUSTOMERS. Black Box customers range from small organizations to many of the world's largest corporations and include educational institutions and federal, state and local governments. While the Company's customers include most of the Fortune 1,000 companies, Black Box estimates that 60% of its revenues were from non-Fortune 1000 customers. Many small and mid-sized companies lack the in-house expertise to evaluate and maintain increasingly complex computer systems and thus rely on Black Box's technical expertise, both before and after making purchases. In addition to utilizing the Company's extensive technical knowledge, larger customers find the BLACK BOX(R) Catalog to be a convenient and comprehensive source for all of their networking needs.

MARKETING. Black Box was the first company to engage exclusively in the sale of a broad range of computer communications and networking products through direct marketing techniques. Black Box targets the mailing of comprehensive, full-line catalogs, specialty catalogs and other marketing materials directly to its customers who make systems design and purchasing decisions. Black Box catalogs present a wide choice of items using a combination of product features and benefits, photographs, product descriptions, product specifications, compatibility charts, potential applications and other helpful technical information.

TECHNICAL SUPPORT. Black Box believes that its technical support is a critical component of its success. The Company's technical experts, both phone based and on-site, typically have technical or engineering backgrounds through education or relevant work experience. Multilingual technical support is available 24 hours per day, 7 days per week. Black Box differentiates its phone based technical services from others by providing immediate customer response. Frequent contact between the Company's technical staff and customers enables the identification of new products to meet changing applications and to identify emerging product trends.

CUSTOMER SERVICE. Black Box strives to make purchasing its products as convenient as possible. The Company enters and fulfills orders at its Pittsburgh and subsidiary locations. Black Box's customer service group handled over one million calls worldwide last year, and is available 24 hours per day from Monday through Saturday. Off-hours ordering requirements for customers are handled by technical support personnel. Using proprietary applications, customer service representatives have immediate access to customer information and real-time inventory levels to assist customers. Customer information is updated at the time of the call and cross-selling and up-selling also occurs.

         Black Box also employs an outbound customer sales and service force to increase the frequency and order size of customer purchases. Black Box's telesales force is focused on expanding its customer list and improving the accuracy of its customer database. In addition, telesales personnel are utilized to obtain specifications for potential orders and to follow-up on quotes. Black Box provides key account pricing to large corporate buyers and provides an assigned telesales representative who works with corporate buyers to ensure that their requirements are satisfied.

WORLDWIDE OPERATIONS. The Company's headquarters and domestic operating facilities of its phone services business are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 200,000 square foot facility is on an 84-acre site that houses administrative, sales and marketing, manufacturing and service operations. In Fiscal 1998, Black Box began construction of a new 132,000 square foot distribution center expansion. The facility became operational in July 1999 with no disruption to its high customer service levels.

PRODUCTS. Black Box believes that its ability to offer a broad, innovative product line with continuous new products has been an important factor in its consistent high growth rates and operating margins. Black Box currently offers more than 40,000 products through its catalog and website. A majority of the 15,000 products offered in the BLACK BOX(R) Catalog carry the BLACK BOX(R) brand name.

MANUFACTURERS AND SUPPLIERS. Black Box utilizes a network of over 200 manufacturers and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. Manufacturers of computer communications and networking products distribute their products under the BLACK BOX(R) brand name because Black Box offers qualified technical services and provides a significant channel of distribution to end users. This network has manufacturing and engineering capabilities to customize products for specialized applications. Black Box believes that the loss of any single source of supply would not adversely affect its business.

         Black Box also operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location, which currently supplies custom cable assemblies, switches and specialized active devices. The Company has chosen to manufacture certain products in-house when third party sourcing is not economical or when lead times cannot be met by third-parties. Sourcing decisions of in-house versus out-of-house are based upon a balance of quality, delivery, performance and cost.

MANAGEMENT INFORMATION SYSTEMS. The Company has committed significant resources to the development of sophisticated information systems that are used to manage all aspects of its business. The Company's systems support and integrate technical support and customer service, inventory management, purchasing, distribution activities and accounting. These systems provide the Company with real time, continuously updated information which allows the Company to monitor sales trends, make informed purchasing decisions, perform statistical analyses of its customer database and provide product availability and order status information. The Company's international operations utilize a remote customer access system to communicate with its Pittsburgh-based information systems to check stock availability, order status and pricing and to place orders.

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

BACKLOG. Due to rapid order fulfillment, Black Box's backlog of orders is not significant to its phone services operation. At March 31, 2000, the worldwide backlog of unfilled orders believed to be firm from phone services was approximately $6 million. The worldwide backlog of unfilled orders believed to be firm from on-site services was approximately $63 million.

EMPLOYEES. As of March 31, 2000, the Company had approximately 3,500 employees worldwide of which approximately 800 are subject to collective bargaining agreements. The Company believes that its relationship with its employees is good.

FINANCIAL INFORMATION. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Form 10-K and is incorporated herein by reference.

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

ITEM 2 -- PROPERTIES

         The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 200,000 square foot facility on a sixteen-acre site houses administrative, sales and marketing, manufacturing and service operations. In Fiscal 1998, Black Box began construction of a new 132,000 square foot addition to its product distribution center. This building stands on 6 acres of previously undeveloped land adjacent to the existing facility and became operational in July 1999. Black Box also owns 62 undeveloped acres adjacent to such site.

         The Company also owns or leases the following facilities:

         Location                                             Own/Lease         Square Footage
         --------                                             ---------         --------------
         Melbourne, Australia                                 Lease             15,100
         Mechelen, Belgium                                    Lease             27,600
         Zaventum, Belgium                                    Lease             11,600
         Sao Paulo, Brazil                                    Lease             14,000
         Ontario, Canada                                      Lease              6,200
         Santiago, Chile                                      Lease              5,600
         Nottingham, England                                  Lease             18,000
         Rungis, France                                       Lease             20,800
         Hallbergmoos, Germany                                Lease              6,700
         Hoofdorp, Holland                                    Lease              1,200
         Vimodrone, Italy                                     Lease              8,900
         Tokyo, Japan                                         Lease             15,100
         Mexico City, Mexico                                  Lease              6,500
         Utrecht, Netherlands                                 Lease             20,500
         Hato Rey, Puerto Rico                                Lease              6,000
         Madrid, Spain                                        Lease             10,800
         Altendorf, Switzerland                               Lease             12,500
         Daleville, Alabama, USA                              Lease              4,000
         Montgomery, Alabama, USA                             Lease              5,000
         Adelanto, California, USA                            Lease             13,500
         Fairfield, California, USA                           Lease              1,000
         Victorville, California, USA                         Lease              7,000
         Whitter, California, USA                             Lease              5,000
         Miami, Florida, USA                                  Lease              6,000
         Orlando, Florida, USA                                Lease              2,000
         Sarasota, Florida, USA                               Lease              3,000
         St. Petersburg, Florida, USA                         Lease             13,000
         Norcross, Georgia, USA                               Lease              7,600
         Chicago, Illinois, USA                               Lease             20,000
         Indianapolis, Indiana, USA                           Lease              6,000
         Frankfort, Kentucky, USA                             Lease              1,000
         New Orleans, Louisiana, USA                          Lease              1,250

         Location                                             Own/Lease         Square Footage
         --------                                             ---------         --------------
         Westboro, Massachusetts, USA                         Lease              2,500
         Livonia, Michigan, USA                               Lease              2,100
         Plymouth, Minnesota, USA                             Lease              9,400
         St. Louis, Missouri, USA                             Lease              7,000
         Westbury, New York, USA                              Lease             10,000
         Brunswick, Ohio, USA                                 Lease              2,750
         Chevoit, Ohio, USA                                   Lease              2,000
         Cincinnati, Ohio, USA                                Lease             10,000
         Dayton, Ohio, USA                                    Lease              1,000
         Lewis Center, Ohio, USA                              Lease             17,400
         Blue Bell, Pennsylvania, USA                         Lease             15,000
         Pittsburgh, Pennsylvania, USA                        Lease              4,900
         West Columbia, South Carolina, USA                   Lease              6,000
         Arlington, Texas, USA                                Lease              6,800
         Dallas, Texas, USA                                   Lease              7,300
         Sterling, Virginia, USA                              Lease             10,450
         Mukilteo, Washington, USA                            Lease             15,000
         Charleston, West Virginia, USA                       Lease              2,225
         Huntington, West Virginia, USA                       Lease              2,400
         Newbury, England                                     Own                1,100
         Reading, England                                     Own               19,400
         Duluth, Georgia, USA                                 Own               48,400
         Winston-Salem, North Carolina, USA                   Own                7,200
         Cincinnati, Ohio, USA                                Own               10,000
         Murfreesboro, Tennessee, USA                         Own               26,000


         The Company believes that its manufacturing facilities, located at its headquarters site, are adequate for its present level of production. The Company's other facilities, including the new distribution center, used primarily for sales and distribution, are also adequate given its present level of operations.

ITEM 3 -- LEGAL PROCEEDINGS

         The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes all such matters are adequately provided for, covered by insurance, without merit, or of such amounts which upon resolution will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security-holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective ages and positions are as follows:

                 NAME                        AGE                        POSITION WITH THE COMPANY
                 ----                        ---                        -------------------------
              Fred C. Young                   44          Chairman of the Board and Chief Executive Officer

              Anna M. Baird                   43          Vice President, Chief Financial Officer, Treasurer,
                                                          Secretary and Principal Accounting Officer

              Kathleen Bullions               45          Vice President of Operations


The following is a biographical summary of the experience of the executive officers of the Company:

         FRED C. YOUNG, 44, was elected Chairman of the Board and Chief Executive Officer of the Company on June 24, 1998. He was first elected a director of the Company on December 18, 1995. He served as Vice President and Chief Financial Officer, Treasurer and Secretary of Black Box Corporation since joining the Company in 1991 and was promoted to Senior Vice President and Chief Operating Officer in May 1996 and President in May 1997.

         ANNA M. BAIRD, 43, was promoted to Vice President, Chief Financial Officer, and Treasurer on May 9, 1997 and became Secretary in May 2000. She was Director of Finance prior to May 9, 1997.

         KATHLEEN BULLIONS, 45, was promoted to Vice President of Operations on May 9, 1997. She was Director of Operations prior to May 9, 1997.

                                    PART II


ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market (trading symbol "BBOX"). On June 16, 2000, the last reported sale price of the Common Stock was $83 1/8 per share. The following table sets forth the quarterly high and low sale prices of the Common Stock as reported by the Nasdaq Stock Market during each of the Company's fiscal quarters indicated. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

                                                     High                       Low
                                                     ----                       ---
FISCAL 1998
   1st Quarter                                       39-1/2                     20-3/4
   2nd Quarter                                       41-1/2                     33-3/4
   3rd Quarter                                       46                         25
   4th Quarter                                       40-1/4                     29-1/2

FISCAL 1999
   1st Quarter                                       41                         31-7/16
   2nd Quarter                                       37-3/8                     22-3/4
   3rd Quarter                                       38-3/8                     21-1/2
   4th Quarter                                       38-3/8                     26-3/8

FISCAL 2000
   1st Quarter                                       51-5/16                    30-7/8
   2nd Quarter                                       58-1/2                     44-9/16
   3rd Quarter                                       68-3/4                     48-7/16
   4th Quarter                                       78-5/8                     54-1/2


At March 31, 2000, there were 2,346 holders of record.

No cash dividends have been paid on the Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS)

    The following table sets forth certain selected historical consolidated financial data for the Company for the periods indicated. All periods presented have been restated where appropriate to reflect mergers accounted for as poolings-of-interests. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. The historical data presented below for Fiscal Years 1996 through 2000 were derived from the Consolidated Financial Statements of the Company.

                                                               FISCAL YEAR ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------

                                        1996             1997             1998             1999             2000
                                      --------         --------         --------         --------         --------
Income Statement Data:
Revenue(1)                            $206,222         $246,413         $299,276         $329,974         $499,816
Cost of sales                           95,733          117,698          151,441          167,672          280,868
                                      --------         --------         --------         --------         --------
Gross profit                           110,489          128,715          147,835          162,302          218,948
Selling, general &
 Administrative expenses                68,454           78,624           88,137           94,674          129,488
                                      --------         --------         --------         --------         --------
Operating income before
   Amortization                         42,035           50,091           59,698           67,628           89,460
Intangibles amortization                 3,620            3,854            3,801            4,263            6,410
                                      --------         --------         --------         --------         --------
Operating income                        38,415           46,237           55,897           63,365           83,050
Interest expense, net                    5,763            3,654            2,636              553            3,243
Net income                            $ 18,697         $ 24,792         $ 32,404         $ 38,145         $ 48,852
                                      ============================================================================

Basic earnings per share:             $   1.13         $   1.47         $   1.89         $   2.19         $   2.74
                                      ============================================================================

Diluted earnings per share:           $   1.10         $   1.40         $   1.79         $   2.09         $   2.60
                                      ============================================================================


Balance Sheet Data (at end of
 Period):
Working capital                       $ 30,636         $ 39,364         $ 63,345         $ 73,262         $115,981
Total assets                           158,750          176,826          190,283          246,465          452,289
Total long-term debt                    41,274           21,280            8,189              204          105,374
Stockholders' equity                    68,486           95,959          130,248          192,652          258,327


    (1)  Revenues are net of sales returns and allowances.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

GENERAL: The table below should be read in conjunction with the following discussion (percentages are based on total revenues.)

                                                                                FISCAL YEAR ENDED MARCH 31,
                                                                    ---------------------------------------------
                                                                        1998              1999              2000
-----------------------------------------------------------------------------------------------------------------
    Revenues                                                        $299,276          $329,974          $499,816
      On-Site Services                                                   6.8%              8.2%             30.4%
      Phone Services:
        North America                                                   48.2              48.1              36.5
        International                                                   45.0              43.7              33.1
      Total Phone Services                                              93.2              91.8              69.6
      Total Revenues                                                   100.0             100.0             100.0
-----------------------------------------------------------------------------------------------------------------


FISCAL 2000 COMPARED TO FISCAL 1999: Revenues for Fiscal 2000 were $499,816, an increase of 52% over Fiscal 1999 revenues of $329,974. Revenues from on-site services increased to $152,167 from $26,937, or 465% over the prior year. On-site services revenue growth was primarily due to the Company's continued geographic expansion of its technical services capabilities as well as strong demand for on-site services from existing on-site customers. Total Fiscal 2000 revenues resulting from acquisitions accounted for using the purchase method was $62,055.

Revenues from the Company's phone services business for Fiscal 2000 increased to $347,649 from $303,037, or 15% over the prior year. Overall, phone services revenue growth was driven by strong sales in all geographic regions. Phone services revenues from North America increased to $182,414 from $158,873, or 15% over the prior year. The growth of North America phone services revenues is driven primarily by continued strong demand for infrastructure products, ServSwitch(TM) and LAN products from customers of all sizes. International phone services revenues for Fiscal 2000 increased to $165,235 from $144,164, or 15% over the prior year. International phone services revenue growth was driven by strong demand for infrastructure products, ServSwitch(TM), LAN products, printer devices and modems, success in attracting new customers and deeper penetration of existing customers. If exchange rates had remained constant from the prior year, international phone services revenues would have increased 16% from Fiscal 1999.

Reported revenue dollar and percentage changes by geographic region were as follows: Europe revenues increased $13,524, or 15%, Pacific Rim revenues increased $8,034, or 22%, and Latin American revenues increased $3,048, or 19%. If the exchange rate relative to the U.S. dollar had remained unchanged from Fiscal 1999, revenue growth for Europe, Pacific Rim and Latin America would have been 22%, 9% and 21%, respectively.

Gross profit in Fiscal 2000 increased to $218,948, or 43.8% of revenues, from $162,302, or 49.2% of revenues in Fiscal 1999. The decline in gross profit margin was due primarily to the increase in percentage of revenues from the Company's on-site services which provides lower gross margins. The revaluation of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 44.0% in Fiscal 2000 compared to 49.0% in Fiscal 1999.

Selling, general and administrative ("SG&A") expenses for Fiscal 2000 were $129,488, or 25.9% of revenues, an increase of $34,814 over SG&A expenses of $94,674, or 28.7% of revenues in Fiscal 1999. SG&A expense as a percentage of revenues decreased from last year primarily due to the increase in percentage of revenue from the Company's on-site services which incurs lower operating expenses relative to revenues. The dollar increase over the prior year related primarily to additional marketing and personnel costs worldwide and additional costs from on-site service operations which are included in Fiscal 2000 but not in Fiscal 1999.

Operating income before amortization in Fiscal 2000 was $89,460, or 17.9% of revenues, compared to $67,628, or 20.5% of revenues in Fiscal 1999. The decline in margin was due primarily to the increase in percentage of revenues from the Company's on-site services which operate at slightly lower margins. Intangibles amortization for the year was $6,410, compared to the prior year amount of $4,263. The increase in amortization is due to additional goodwill related to the Company's continued expansion by merger of its technical services.

Net interest expense for Fiscal 2000 increased to $3,243 from $553 in Fiscal 1999 due to an increase in borrowings for the repurchase of the Company's Common Stock and the continued expansion by merger of its technical services.

The tax provision in Fiscal 2000 was $31,225, or an effective tax rate of 39.0%, which is comparable to $24,905, or an effective tax rate of 39.5%, in Fiscal 1999. The annual effective tax rate of 39.0% for Fiscal 2000 was higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, foreign income taxes higher than the U.S. rate, and the unfavorable impact of non-deductible intangibles amortization. The decline in the effective tax rate was primarily due to the recovery of previous tax losses in Brazil and Mexico resulting from their improved profitability.

Net income for Fiscal 2000 was $48,852 compared to $38,145 in Fiscal 1999, an increase of 28%. This growth was primarily due to strong revenue growth, the Company's ability to leverage its existing cost structure and the successful expansion by merger of the Company's on-site services.

FISCAL 1999 COMPARED TO FISCAL 1998: Revenues for Fiscal 1999 were $329,974, an increase of 10% over Fiscal 1998 revenues of $299,276. Revenues from on-site services increased to $26,937 from $20,284, or 33% over the prior year. On-site services revenue growth was primarily due to strong growth in customer demand for on-site services and to the Company's continued expansion by merger of its on-site technical services capabilities.

Revenues from the Company's phone services business for Fiscal 1999 increased to $303,037 from $278,992, or 9% over the prior year. Overall, phone services revenue growth was driven by increases in sales of new products and the attainment of new customers related, in part, to the merger with South Hills Datacomm in September 1998. Phone services revenues from North America increased to $158,873 from $144,344, or 10% over the prior year. The growth of North America phone services revenues is driven primarily by continued strong demand for infrastructure products, ServSwitch(TM) and LAN products. International phone services revenues for Fiscal 1999 increased to $144,164 from $134,648, or 7% over the prior year. International phone services revenue growth was also driven by strong demand for infrastructure products, ServSwitch(TM) and LAN products as well as success in attracting new customers and deeper penetration of existing customers. If exchange rates had remained constant from the prior year, international phone services revenues would have increased an additional 0.3% from Fiscal 1998.

Reported revenue dollar and percentage changes by geographic region were as follows: Europe revenues increased $14,951, or 19%, while Pacific Rim revenues decreased $3,224, or (8)%, and Latin American revenues decreased $1,965, or
(11)%. If the exchange rate relative to the U.S. dollar had remained unchanged from Fiscal 1998, revenue growth for Europe, Pacific Rim and Latin America would have been 18%, (5)% and (11)%, respectively. The Pacific Rim revenue decline was primarily due to the overall general economic climate in Japan. The Latin American revenue decline was primarily due to decreases in revenues of the Brazil and Mexico operations, which was consistent with management's plan to eliminate unprofitable revenue categories to improve the overall profitability of the Company.

Total Fiscal 1999 revenues resulting from acquisitions accounted for using the purchase method was $17,476.

Gross profit in Fiscal 1999 increased to $162,302, or 49.2% of revenues, from $147,835, or 49.4% of revenues in Fiscal 1998. The slight decrease in gross profit margin was due primarily to the impact of strong revenue growth of the Company's on-site services which operate at lower gross margins. The revaluation of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 49.0% in Fiscal 1999 compared to 49.6% in Fiscal 1998.

Selling, general and administrative ("SG&A") expenses for Fiscal 1999 were $94,674, or 28.7% of revenues, an increase of $6,537 over SG&A expenses of $88,137, or 29.5% of revenues in Fiscal 1998. SG&A expense as a percentage of revenues decreased from last year, as the Company was able to leverage its existing cost structure and because of the revenue growth of the Company's on-site services which incurs lower operating expenses relative to revenues. The dollar increase over the prior year related primarily to additional marketing and personnel costs worldwide and additional costs related to the expansion of the Company's technical services.

Operating income before amortization in Fiscal 1999 was $67,628, or 20.5% of revenues, compared to $59,698, or 19.9% of revenues in Fiscal 1998. Intangibles amortization for the year was $4,263, which is up slightly from the prior year amount of $3,801.

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

LIQUIDITY AND CAPITAL RESOURCES: The Company continues to meet all of its operating cash requirements through cash flow from operations. During Fiscal 2000, cash flow before net borrowings, cash impact of mergers, and treasury stock purchases was $38,184. Reflected as a use of working capital in Fiscal 2000 are increases in accounts receivable that relate to billings occurring at fiscal year end for on-site revenues recognized under the percentage of completion method. The total cash impact of mergers and treasury stock purchases was $62,123 and $67,253, respectively and, as a result, the Company's net proceeds from borrowings increased by $93,890. The Company also made capital expenditures of $12,566 during Fiscal 2000. As of March 31, 2000, the Company had cash and cash equivalents of $8,643, working capital of $115,981 and long-term debt of $105,374. The Company's total debt at March 31, 2000 of $106,343 was comprised of notes of $102,800 and various loans and commitments of $3,543. The weighted average interest rate on all indebtedness of the Company as of March 31, 2000 and March 31, 1999 was approximately 6.7%.

Interest for borrowings for both facilities is variable based on the Company's option of selecting the bank's prime rate (9% at March 31, 2000), the Euro-dollar rate plus an applicable margin, as defined in the agreement or Mellon's Automated Borrowing Services ("ABS") rate plus the applicable margin, as defined in the agreement. The applicable margin added to the Euro-dollar rate is adjusted each quarter based on the Consolidated Leverage Ratio, as defined in the agreement and can vary from 0.5% to 1.0% (0.5% at March 31, 2000). The agreements also require the Company to pay quarterly commitment fees, also based on the Consolidated Leverage Ratio, as defined in the agreement and can vary from 0.2% to 0.375% (0.2% as of March 31, 2000), of the daily unused portion of the total commitment.

On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased all 1 million shares in the open market at a total cost of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500,000 shares of its Common Stock. As of November 1999, the Company had repurchased all 500,000 shares under this plan at prevailing market rates for an aggregate purchase price of $25,272. Funding for these stock repurchases came from existing cash flow and borrowings under the Mellon Credit Facility and the New Mellon Facility.

The Company has operations, customers and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Brazil, Chile and Mexico are denominated in U.S. dollars. The gains and losses resulting from the revaluation of the intercompany balances denominated in foreign currencies are recorded to gross profit to the extent the intercompany transaction resulted from an intercompany sale of inventory.

The Company has entered into and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce its foreign currency exposure related to these intercompany transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables. At March 31, 2000, the open foreign exchange contracts were in Yen, Euro, Sterling pound and Canadian dollars. These open contracts, valued at approximately $6,696, will expire over the next three months and have contract rates of 105.70 to 108.43 Yen, 0.9581 to
0.9734 Euro, 1.5744 to 1.5858 Sterling pound and 1.4492 to 1.4552 Canadian dollars, all per U.S. dollar. During Fiscal 2000, the net impact from revaluing forward contracts was not material.

On April 4, 2000, Black Box Corporation of PA, a domestic subsidiary of the Company, entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The terms of the Syndicated Debt are substantially similar to the terms of the existing Mellon Facility. The Long Term Revolver is scheduled to expire on April 4, 2003 and the Short Term Revolver is scheduled to expire on April 4, 2001. Upon its expiration, the Company has the option to convert the Short Term Revolver into a two-year term note with substantially similar terms. Interest on the Syndicated Debt is variable based on the Company's option of selecting the banks prime rate plus an applicable margin or the Euro-dollar rate plus an applicable margin. The proceeds from the Syndicated Debt will be used to refinance all existing Mellon debt and to provide additional working capital. After refinancing all existing Mellon debt, the Company had $77,200 of additional funds available under its Syndicated Debt.

The Company believes that its cash flow from operations and its existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

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

To date, the Company has not experienced any business disruptions related to the year 2000. Additionally, the Company has no reason to believe that any third parties with whom it deals has had any material year 2000 issues. However, the Company cannot give assurance that it will not experience any disruption due to year 2000 in the future. The Company will continue to monitor its systems and third parties for any problems related to this issue. Total costs for system modifications directly related to preparing systems for the year 2000 were $400 and were expensed as incurred. The Company does not expect to incur any material costs related to year 2000 in the future.

CONVERSION TO THE EURO CURRENCY: On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company conducts business in member countries. The transition period for the introduction of the Euro will be between January 1, 1999 and June 30, 2002. The Company is assessing the issues involved with the introduction of the Euro and does not expect Euro conversion to have a material impact on its operations or financial results.

ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently evaluating the effects of SFAS No. 133 and does not expect its adoption to have a material effect on the Company's financial statements or results of operations. The Company expects to adopt the new standard in the first quarter of Fiscal 2002.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. A discussion of accounting policies for financial derivatives is included in Note 1 to the consolidated financial statements. At March 31, 2000, the Company had open contracts valued at approximately $6,696 with a fair value of approximately $6,717.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $102,800 of variable rate debt. At March 31, 2000, an instantaneous 100 basis point increase in the interest rate would reduce the Company's future earnings by $627, assuming the Company employed no intervention strategies.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Black Box Corporation:

We have audited the accompanying consolidated balance sheets of Black Box Corporation (a Delaware corporation and the "Company") and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
April 28, 2000

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         YEAR ENDED MARCH 31,
                                                                          -------------------------------------------------
                                                                          1998                1999                2000
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                                  $ 299,276           $ 329,974           $ 499,816
  Cost of sales                                                             151,441             167,672             280,868
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                147,835             162,302             218,948
  SG&A expense                                                               88,137              94,674             129,488
  Intangibles amortization                                                    3,801               4,263               6,410
---------------------------------------------------------------------------------------------------------------------------
Operating income                                                             55,897              63,365              83,050
  Interest expense, net                                                       2,636                 553               3,243
  Other (income), net                                                          (415)               (238)               (270)
---------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                 53,676              63,050              80,077
Provision for income taxes                                                   21,272              24,905              31,225
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                $  32,404           $  38,145           $  48,852
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                           $    1.89           $    2.19           $    2.74
Diluted earnings per common share                                         $    1.79           $    2.09           $    2.60
---------------------------------------------------------------------------------------------------------------------------
Weighted average common shares                                               17,168              17,435              17,835
Weighted average common and common
  equivalent shares                                                          18,084              18,268              18,785
---------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                                           MARCH 31,
                                                                                                 -----------------------------
                                                                                                 1999                2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                                      $   5,946           $   8,643
  Accounts receivable, net of allowance for doubtful
   accounts of $4,023 and $6,304, respectively                                                      62,841             115,958
  Inventories, net                                                                                  32,258              44,582
  Prepaid catalog expenses                                                                           4,967               6,715
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                                                                 4,630               7,953
  Other current assets                                                                               6,765              10,683
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                               117,407             194,534
Property, plant and equipment, net                                                                  24,190              40,445
Intangibles, net                                                                                   104,208             215,366
Other assets                                                                                           660               1,944
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $ 246,465           $ 452,289
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current debt                                                                                   $   1,511           $     969
  Accounts payable                                                                                  18,210              38,374
  Accrued compensation and benefits                                                                  6,820               9,168
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                                                                 1,524               3,655
  Other accrued expenses                                                                            11,395              17,919
  Accrued income taxes                                                                               4,685               8,468
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                           44,145              78,553
Long-term debt                                                                                         204             105,374
Deferred taxes                                                                                       9,051               9,581
Other liabilities                                                                                      413                 454
Stockholders' equity
  Preferred stock authorized 5,000,000; par value
    $1.00; none issued and outstanding                                                                  --                  --
  Common stock authorized 40,000,000; par value
    $.001; issued 18,147,358 and
    19,940,217, respectively                                                                            18                  20
  Additional paid-in capital                                                                        59,272             144,828
  Retained earnings                                                                                137,204             186,056
  Treasury stock, at cost, 0 and 1,500,000 shares, respectively                                         --             (67,253)
  Cumulative foreign currency translation                                                           (3,842)             (5,324)
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                         192,652             258,327
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                       $ 246,465           $ 452,289
------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                                            CUMULATIVE
                                               COMMON STOCK                    ADDITIONAL                    FOREIGN
                                            ------------------    TREASURY      PAID-IN        RETAINED      CURRENCY
                                            SHARES      AMOUNT     STOCK        CAPITAL        EARNINGS    TRANSLATION     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                 16,986,593     $17            --      $ 30,010       $ 68,086      $(2,154)    $ 95,959

Comprehensive income
   Net income                                                                                    32,404                    32,404
   Foreign currency translation
     Adjustment                                                                                               (1,465)      (1,465)
                                                                                                                         --------
Comprehensive income                                                                                                       30,939

Contribution from merger                                                             261            578                       839
Issuance of common stock                      68,115
Exercise of options                          178,313                               2,038                                    2,038
Tax benefit from exercised options                                                 1,808                                    1,808
Dividends declared to former
    shareholders prior to mergers                                                                (1,335)                   (1,335)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                 17,233,021      17            --        34,117         99,733       (3,619)     130,248


Comprehensive income
   Net income                                                                                    38,145                    38,145
   Foreign currency translation
     Adjustment                                                                                                 (223)        (223)
                                                                                                                         --------
Comprehensive income                                                                                                       37,922

Issuance of common stock                     567,592       1                      18,317                                   18,318
Exercise of options                          346,745                               3,732                                    3,732
Tax benefit from exercised options                                                 3,106                                    3,106
Dividends declared to former
  shareholders prior to mergers                                                                    (674)                     (674)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                 18,147,358      18            --        59,272        137,204       (3,842)     192,652

Comprehensive income
   Net income                                                                                    48,852                    48,852
   Foreign currency translation
     Adjustment                                                                                               (1,482)      (1,482)
                                                                                                                         --------
Comprehensive income                                                                                                       47,370

Purchase of treasury stock                                         (67,253)                                               (67,253)
Issuance of common stock                   1,148,570       1                      64,676                                   64,677
Exercise of options                          644,289       1                      12,987                                   12,988
Tax benefit from exercised options                                                 7,893                                    7,893
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                 19,940,217     $20      $(67,253)     $144,828       $186,056      $(5,324)    $258,327
-----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
Consolidated Statements Of Cash Flows
(In thousands)


                                                                                        YEAR ENDED MARCH 31,
                                                                           -------------------------------------------------
                                                                              1998              1999                2000
----------------------------------------------------------------------------------------------------------------------------
      CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                         $ 32,404           $ 38,145           $  48,852
        Adjustments to reconcile net income to cash
        provided by operating activities
        Depreciation and amortization                                         6,446              7,591              11,381
        Other                                                                   151                139                 (24)
      Changes in working capital items
        Accounts receivable, net                                             (4,023)            (3,438)            (22,504)
        Inventories, net                                                     (1,576)             2,575              (6,350)
        Other assets                                                         (1,772)              (435)             (3,008)
        Accounts payable                                                     (5,176)            (1,982)              2,964
        Accrued compensation and benefits                                       286                196                (588)
        Accrued expenses                                                        376               (957)              7,707
        Accrued income taxes                                                 (1,722)             4,459                 717
----------------------------------------------------------------------------------------------------------------------------
      Cash provided by operating activities                                  25,394             46,293              39,147
----------------------------------------------------------------------------------------------------------------------------
      CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                 (2,495)            (9,354)            (12,566)
        Mergers, net of $160, $1,183 and $5,287 cash
          acquired, respectively                                                160            (24,754)            (62,123)
----------------------------------------------------------------------------------------------------------------------------
        Cash (used) in investing activities                                  (2,335)           (34,108)            (74,689)
----------------------------------------------------------------------------------------------------------------------------
      CASH FLOWS FROM FINANCING ACTIVITIES
        Repayment of borrowings                                             (94,196)           (36,971)            (17,340)
        Proceeds from borrowings                                             81,340             16,766             111,230
        Proceeds from the exercise of options                                 2,038              3,732              12,988
        Purchase of treasury stock                                               --                 --             (67,253)
        Dividends paid to former shareholders
            prior to merger                                                  (1,335)              (674)                 --
----------------------------------------------------------------------------------------------------------------------------
        Cash (used) in / provided by financing activities                   (12,153)           (17,147)             39,625
----------------------------------------------------------------------------------------------------------------------------
        Foreign currency exchange impact on cash                             (1,465)              (258)             (1,386)
----------------------------------------------------------------------------------------------------------------------------
        Increase (decrease) in cash and cash equivalents                      9,441             (5,220)              2,697
        Cash and cash equivalents at beginning of year                        1,725             11,166               5,946
----------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of year                           $ 11,166           $  5,946           $   8,643
----------------------------------------------------------------------------------------------------------------------------
        Interest paid                                                      $  2,758           $  1,278           $   3,171
----------------------------------------------------------------------------------------------------------------------------
        Income taxes paid                                                  $ 16,181           $ 15,318           $  21,005
----------------------------------------------------------------------------------------------------------------------------

                                                                                        YEAR ENDED MARCH 31,
                                                                           -------------------------------------------------
                                                                              1998              1999                2000
----------------------------------------------------------------------------------------------------------------------------
      Mergers
      Fair Value of:
           Assets acquired                                                 $     --           $ 30,860           $ 110,181
           Liabilities assumed                                                   --             (4,923)            (42,771)
                                                                           ------------------------------------------------
      Cash paid                                                                  --             25,937              67,410
      Less cash acquired                                                       (160)            (1,183)             (5,287)
                                                                           ------------------------------------------------
      Net cash paid for mergers                                            $   (160)          $ 24,754           $  62,123
----------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts In Thousands, Except Per Share Amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Black Box Corporation is a leading worldwide provider of technical networking services and related products to businesses of all sizes, servicing customers in 132 countries throughout the world.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Black Box Corporation and its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION: The Company recognizes revenue in its phone support operations when products have been shipped and the price for the product has been determined.

In its on-site services operations, the Company recognizes revenue on short-term projects (generally projects with a duration of less than one month) as the projects are completed and invoiced to the customer. Revenue from long-term projects are recognized according to the percentage of completion method. Under the percentage of completion method, income is recognized based on a ratio of estimated costs incurred to total estimated contract costs. Losses, if any, on such contracts are provided in full when they become known. Billing in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities and any costs and estimated earnings in excess of billings are classified as current assets.

CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances at March 31 are as follows:

                                                            1999               2000
---------------------------------------------------------------------------------------
Raw materials                                              $ 2,231           $ 2,485
Work-in-process                                                 31                23
Finished goods                                              33,552            45,858
Inventory reserve                                           (3,556)           (3,784)
---------------------------------------------------------------------------------------
Inventory, net                                             $32,258           $44,582
---------------------------------------------------------------------------------------

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

Property, plant and equipment balances, net of accumulated depreciation, at March 31 are as follows:

                                              1999                2000
------------------------------------------------------------------------
Land                                        $  2,841           $  2,948
Building and improvements                     17,294             23,556
Machinery                                     24,796             39,612
------------------------------------------------------------------------
                                              44,931             66,116
Accumulated depreciation                     (20,741)           (25,671)
------------------------------------------------------------------------
Property, plant and equipment, net          $ 24,190           $ 40,445
------------------------------------------------------------------------

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

                                                             1999              2000
-------------------------------------------------------------------------------------
Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $21,664 and
 $24,448, respectively                                     $ 35,410          $ 32,626

Goodwill, less accumulated amortization of $1,104
 and $3,830, respectively                                    39,307           154,149

Tradename and trademarks, less accumulated
 amortization of $6,451 and $7,351, respectively             29,491            28,591
-------------------------------------------------------------------------------------
Intangibles, net                                           $104,208          $215,366
-------------------------------------------------------------------------------------

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

RISK MANAGEMENT AND FINANCIAL DERIVATIVES: The Company has operations, customers and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to all subsidiaries except Brazil, Chile and Mexico are denominated in the subsidiaries local currency. Intercompany sales to the subsidiaries in Brazil, Chile and Mexico are denominated in U.S. dollars. The gains and losses resulting from the revaluation of the intercompany balances denominated in foreign currencies is recorded to gross profit to the extent the intercompany transaction resulted from an intercompany sale of inventory.

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to these intercompany transactions. These contracts generally have a term of 3 months or less and are with a major commercial bank. Accordingly, the Company expects the counterparty to the contracts to meet its obligations. On a monthly basis, the open contracts are revalued to the current exchange rates, and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables.

At March 31, 2000, the open foreign exchange contracts were in Yen, Euro, Sterling pound and Canadian dollars. These open contracts, valued at approximately $6,696, will expire over the next three months and have contract rates of 105.70 to 108.43 Yen, 0.9581 to 0.9734 Euro, 1.5744 to 1.5858 Sterling
pound and 1.4492 to 1.4552 Canadian dollars, all per U.S. dollar. During Fiscal 2000, the net impact from revaluing forward contracts was not material.

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

ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently evaluating the effects of SFAS No. 133 and does not expect its adoption to have a material effect on the Company's financial statements or results of operations. The Company expects to adopt the new standard in first quarter of Fiscal 2002.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 2: CHANGES IN BUSINESS

MERGERS AND NEW SUBSIDIARIES: During Fiscal 2000, the Company successfully completed 23 business combinations which have been accounted for using the purchase method of accounting. April 1999 - Con-Optic, Inc. ("Con-Optic"), May 1999 - C-Tel Corporation ("C-Tel"), July 1999 - American Cabling & Equipment Services, Inc. ("American Cabling") and Comm Line Inc. ("Comm Line"), September 1999 - Florida Intranet Group, Inc. ("FIG") and Business Communication Concepts, Inc. ("BusCom"), October 1999 - Koncepts Communications of L.I., Corp. ("Koncepts") and Communication Contractors, Inc. ("CCInc."), November 1999 - DataCom-Link, Inc. and T&U Electric Service, Inc. ("DataCom"), American Communications Network Corporation ("ACN") and Datech Holdings, Limited ("Datech"), December 1999 - U.S. Premise Networking Services, Inc. ("USP") and TennMark Telecommunications, Inc. ("TennMark"), January 2000 - Parrish Communication Cabling, Inc. ("Parrish"), Structured Network Solutions, Inc. ("SNS"), R&D Services, Inc. ("R&D") and The Delaney Companies ("Delaney"), February 2000 - K&A Communications, Inc. ("K&A") and Jet Line Communications, Inc. ("JetLine") and March 2000 - American Telephone Service, Inc. ("ATS"), HL Service ("HL"), Advanced Network Technologies, Inc. ("Adnet") and Coast to Coast Communications, Inc. ("Coast"). In connection with the above 23 business combinations, the Company issued an aggregate of 1,144 shares of its common stock in exchange for all of the outstanding shares of the above 23 companies. In addition, an aggregate of $57,638 in cash was used to acquire the above 23 companies. The aggregate purchase price was $124,548 and resulted in goodwill after assumed liabilities of approximately $110,476, which is being amortized over twenty-five years. As of March 31, 2000, certain merger agreements provide for contingent payments, depending on future performance, of up to $14,800. Upon meeting the future performance goals, the goodwill will be adjusted for the amount of the contingent payments.

In addition, during Fiscal 2000, the Company completed three international mergers, Comunicaciones SA Spain, Indacom N.V. and Blue Box B.V., for a total purchase price of $8,818, resulting in goodwill of approximately $6,922.

The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if the acquired entities had been purchased at the beginning of the stated periods:

                                                                            YEAR ENDED MARCH 31,
                                                                  ----------------------------------------
                                                                     1999                         2000
                                                                  (UNAUDITED)                  (UNAUDITED)
----------------------------------------------------------------------------------------------------------
Revenue                            As reported                       $329,974                    $499,816
                                   Pro forma                          555,290                     630,001
----------------------------------------------------------------------------------------------------------
Net income                         As reported                       $ 38,145                    $ 48,852
                                   Pro forma                           47,490                      52,647
----------------------------------------------------------------------------------------------------------
Earnings per share                 As reported                       $   2.09                    $   2.60
                                   Pro forma                             2.38                        2.70
----------------------------------------------------------------------------------------------------------

During Fiscal 1999, the Company successfully completed four business combinations accounted for as poolings of interests: Associated Network Solutions, Inc. ("ANSI"), American Telephone Wiring Company ("ATW"), CCI Direct Connect, Inc. ("CCI") and Midwest Communications Technologies, Inc. ("MCT"). Accordingly, all prior period amounts of ANSI, ATW, CCI and MCT have been restated to reflect the combined results of operations and financial position. The Company issued an aggregate of 468 shares of its common stock in exchange for all of the outstanding shares of ANSI, ATW, CCI and MCT. The following table reports aggregated revenue and aggregated net income of ANSI, ATW, CCI and MCT for the periods preceding the acquisition dates:

                                                                   YEAR ENDED MARCH 31,
                                                          ------------------------------------
                                                             1998                   1999
                                                          (FULL YEAR)         (PARTIAL YEAR *)
----------------------------------------------------------------------------------------------
Revenue                                                     $19,455                $6,496
Net income                                                    1,489                   415
----------------------------------------------------------------------------------------------

         * Fiscal 1999 data includes only activity for each of the Merged Companies from April 1, 1998 to its respective merger date. (Fiscal 1998 data includes twelve full months, all prior to merger date.)

Three of the four Merged Companies were Subchapter S corporations. As such, the earnings of these three companies were not subject to United States corporate income tax. Proforma tax information is not presented because it is not material.

In addition, during Fiscal 1999, the Company completed eight business combinations which have been accounted for using the purchase method of accounting: Todd Communications, Inc. ("Todd"), Cable Consultants, Incorporated. ("Cable Con"), Key-Four, Inc. ("Key-Four"), Advanced Communications Corporation ("ACC"), Wakefield Electronics Group Inc., doing business as South Hills Datacomm ("South Hills"), Ohmega Installations Limited ("Ohmega"), Aicon Telemarketing Tecnologico Ltda. ("Aicon") and The Austin Connection, Inc. ("Austin").

In connection with the eight business combinations during Fiscal 1999 accounted for using the purchase method of accounting, the Company issued an aggregate of 568 shares of its common stock in exchange for all of the outstanding shares of the above eight companies. In addition, an aggregate of $25,980 in cash was used to acquire the above eight companies. The aggregate purchase price was $44,615 and resulted in goodwill after assumed liabilities of approximately $36,451, which is being amortized over twenty-five years. Merger agreements provide for contingent payments of up to $600 depending on future performance. Upon meeting the future performance goals, the goodwill will be adjusted for the amount of the contingent payments. The Company has consolidated the results of operations for the eight business combinations as of the respective merger dates. The operations and financial position of the eight business combinations are not material to either the consolidated financial position or results of operations of the Company and therefore, no pro forma information has been provided. Total revenues in Fiscal 1999 from mergers accounted for using the purchase method was $17,476.

During Fiscal 1998, the Company merged with ATIMCO. The Company issued 68 shares of common stock in the transaction, which was accounted for by a pooling of interests. ATIMCO's revenues in Fiscal 1998 were $3,200. ATIMCO's results of operations are not considered material to the Company, and as such, prior periods have not been restated.

NOTE 3: INDEBTEDNESS

Long-term debt at March 31 is as follows:

                                  1999               2000
-----------------------------------------------------------
Notes                           $    --           $102,800
Other debt                        1,715              3,543
-----------------------------------------------------------
                                  1,715            106,343
Less:  current portion           (1,511)              (969)
-----------------------------------------------------------
Long-term debt                  $   204           $105,374
-----------------------------------------------------------

On February 12, 1999, Black Box Corporation of Pennsylvania ("Black Box PA"), a domestic operating subsidiary of the Company entered into a Revolving Credit Agreement with Mellon Bank, N.A. ("Mellon") for the purpose of refinancing the then existing revolving credit agreement and to provide additional working capital. The Mellon facility provided a revolving line of credit up to $49 million and was to expire September 30, 2002.

On August 27, 1999 Black Box PA signed an agreement providing an additional $30 million revolving credit facility with Mellon (the "New Mellon Facility"). The New Mellon Facility was to expire on August 25, 2000. Upon its expiration, the Company had the option to convert the New Mellon Facility into a three-year note with substantially similar terms.

Interest for borrowings for both facilities is variable based on the Company's option of selecting the bank's prime rate (9% at March 31, 2000), the Euro-dollar rate plus an applicable margin, as defined in the agreement, or Mellon's Automated Borrowing Services ("ABS") rate plus the applicable margin, as defined in the agreement. The applicable margin added to the Euro-dollar rate is adjusted each quarter based on the Consolidated Leverage Ratio, as defined in the agreement and can vary from 0.5% to 1.0% (0.5% at March 31, 2000). The agreements also require the Company to pay quarterly commitment fees, also based on the Consolidated Leverage Ratio, as defined in the agreement and can vary from 0.2% to 0.375% (0.2% as of March 31, 2000), of the daily unused portion of the total commitment. These agreements are unsecured; however, the Company, as the ultimate parent, guarantees all borrowings. The agreements both contain restrictive covenants that relate to capital expenditures and various financial ratios.

On January 4, 2000, Black Box PA entered into an additional $30 million revolving credit agreement (the "Bridge Facility") with terms substantially similar to the existing Mellon debt based on the Company's desire to obtain new Credit Facilities of up to $180 million (the "Syndicated Debt" discussed below). The Bridge Facility was a fill gap facility until the details of the Syndicated Debt could be negotiated, finalized and closed. All borrowings under the Bridge Facility were at prime rate, which varied from 8.5% to 9.0% during its term. The Bridge Facility was paid in full on April 4, 2000, after the close of the current fiscal year.

On April 4, 2000, after the close of the current fiscal year, Black Box PA simultaneously entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The terms of the Syndicated Debt are substantially similar to the terms of the existing Mellon Facility. The Long Term Revolver is scheduled to expire on April 4, 2003 and the Short Term Revolver is scheduled to expire on April 4, 2001. Upon its expiration, the Company has the option to convert the Short Term Revolver into a two-year term note with substantially similar terms.

Interest on the Syndicated Debt is variable based on the Company's option of selecting the banks prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement. The applicable margin is adjusted each quarter based on the Company's Consolidated Leverage Ratio. The applicable margin varies from zero to 0.75% on the prime rate option and from 0.75% to 1.75% on the Euro-dollar rate option. The Syndicated Debt also provides for the payment of quarterly commitment fees on unborrowed funds at a rate that is also determined by the Consolidated Leverage Ratio. The commitment fee percentage ranges from 0.2% to 0.32%. The Syndicated Debt is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

The proceeds from the Syndicated Debt will be used to refinance all existing Mellon debt and to provide additional working capital. With the close of the Syndicated Debt, the Credit Agreements dated February 12, 1999, August 27, 1999 and January 4, 2000 were all fully paid and satisfied.

Other debt is composed of various bank, industrial revenue and third party loans secured by specific pieces of equipment and real property. Interest on these loans are fixed and range from 3% to 5%.

At March 31, 2000, the Company had $1,076 of letters of credit outstanding.

The aggregated amount of the minimum principal payments for each of the five fiscal years subsequent to March 31, 2000 for all long-term indebtedness is as follows: 2001-$969; 2002-$1,757; 2003-$407; 2004-$102,982; 2005-$104; and
thereafter-$124.

The fair value of the Company's debt at March 31, 2000 approximates the carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

NOTE 4: INCOME TAXES

The domestic and foreign components of pretax income from continuing operations for the years ended March 31 are as follows:

                        1998             1999             2000
---------------------------------------------------------------
Domestic              $40,280          $46,007          $56,304
Foreign                13,396           17,043           23,773
---------------------------------------------------------------
Consolidated          $53,676          $63,050          $80,077
---------------------------------------------------------------

The provision for income tax charged to continuing operations for the years ended March 31 consists of the following:

                                      1998             1999             2000
-----------------------------------------------------------------------------
Current:
  Federal                           $ 9,706          $ 9,980          $11,474
  State                                 856            1,031            1,020
  Foreign                             7,612            7,799            9,254
-----------------------------------------------------------------------------
Total current                        18,174           18,810           21,748
-----------------------------------------------------------------------------
Deferred                              3,098            6,095            9,477
-----------------------------------------------------------------------------
Provision for income taxes          $21,272          $24,905          $31,225
-----------------------------------------------------------------------------

Reconciliations between income taxes from continuing operations computed using the federal statutory income tax rate and the Company's effective tax rate for the years ended March 31 are as follows:

                                                      1998            1999           2000
------------------------------------------------------------------------------------------
Federal statutory tax rate                            35.0%           35.0%          35.0%
Foreign taxes, net of foreign tax credits              2.8             1.1           (0.4)
Amortization of nondeductible intangibles              1.9             1.8            2.2
State income taxes, net of federal benefit             1.6             1.6            1.7
Other, net                                            (1.7)            0.0            0.5
------------------------------------------------------------------------------------------
Effective tax rate                                    39.6%           39.5%          39.0%
------------------------------------------------------------------------------------------

The components of deferred tax (liabilities) assets at March 31 are as follows:

                                                                                   1999                2000
-------------------------------------------------------------------------------------------------------------
Tradename and trademarks                                                         $(10,312)          $ (9,999)
State taxes                                                                        (1,041)            (1,744)
Unremitted earnings of Japanese subsidiary                                         (3,528)            (5,394)
Basis of fixed assets                                                              (1,026)              (624)
-------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                    (15,907)           (17,761)
Net operating losses and foreign tax credit carryforwards                           6,593              7,094
Other                                                                                 263              1,086
-------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                           6,856              8,180
-------------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                     $ (9,051)          $ (9,581)
-------------------------------------------------------------------------------------------------------------

At March 31, 2000, the Company had $43,923 of net operating loss carryforwards and $38,826 of alternative minimum tax loss carryforwards. As a result of the Company's reorganization in 1992 and concurrent ownership change, Section 382 of the Internal Revenue Code limits the amount of net operating losses available to the Company to approximately $600 per year. The carryforwards expire in the fiscal years 2004 through 2007; however, due to the limitation stated above, the Company expects to utilize only the unrestricted portion of the operating loss carryforwards, prior to expiration.

In general, except for certain earnings in Japan, it is management's intention to reinvest undistributed earnings of foreign subsidiaries, which aggregate approximately $23,773 based on exchange rates at March 31, 2000. However, from time to time, the foreign subsidiaries declare dividends to the U.S. parent, at which time the appropriate amount of tax is determined. Also, additional taxes could be necessary if foreign earnings were lent to the parent or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and facilities under noncancelable operating lease agreements, which contain provisions for certain rental adjustments as well as renewal options. Rent expense under these operating leases for the years ended March 31, 1998, 1999 and 2000 was $916, $2,882, and $4,831, respectively. At March 31, 2000, the minimum lease commitments under all noncancelable operating leases for the next five years are as follows:
2001-$4,569; 2002-$3,850; 2003-$2,538; 2004-$1,457; 2005-$1,128 and
thereafter-$5,799.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes all such matters are adequately provided for, covered by insurance, are without merit, or are of such amounts which upon resolution will not have a material adverse effect on the consolidated financial position, the results of operations or cash flows of the Company.

NOTE 6: INCENTIVE COMPENSATION PLANS

PERFORMANCE BONUS: The Company has a variable compensation plan covering substantially all phone services employees. This plan provides for the payment of a bonus based on certain annual performance targets. All payments are subject to approval by the Board of Directors upon the completion of the annual audit. In addition, the Company has an incentive compensation plan that covers certain key employees. Amounts to be paid under this plan are based on the attainment of certain operating targets over a three-year period ending March 31, 2001. The amount expensed under the variable and incentive compensation plans for the years ended March 31, 1998, 1999 and 2000 were $2,402, $3,519 and $3,366, respectively.

PROFIT SHARING AND SAVINGS PLAN: The Company has a Profit Sharing and Savings Plan ("Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code covering only U.S. phone services employees. Under the Plan, participants are permitted to make contributions of up to 12 percent of their compensation, as defined. The Company matches 25 percent of the participant's contributions each pay period and increases its matching contribution percentage if the Company achieves specific revenue and profit targets established at the beginning of each fiscal year. The total Company contribution for the years ended March 31, 1998, 1999 and 2000 was $523, $748 and $945, respectively.

STOCK OPTION PLANS: The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the "Employee Plan"), and the 1992 Directors Stock Option Plan, as amended (the "Directors Plan"). The Employee Plan authorizes the issuance of options and stock appreciation rights ("SARs") for up to 3,900 shares of Common Stock. Options are issued by the Board of Directors or a Board committee to key employees of the Company and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The Directors Plan authorizes the issuance of options and SARs for up to 100 shares of Common Stock. Options are issued by the Board of Directors or a Board committee and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The following is a summary of the Company's stock option plans for years ended March 31:

                                                  1998                          1999                          2000
------------------------------------------------------------------------------------------------------------------------------
                                                        WEIGHTED                      WEIGHTED                      WEIGHTED
                                                        AVERAGE                       AVERAGE                       AVERAGE
                                                        EXERCISE                      EXERCISE                      EXERCISE
                                         SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
                                         -------------------------------------------------------------------------------------
Outstanding, beginning
  of the year                            1,750           $14.11        2,518           $20.14        2,802           $21.52
Granted                                  1,042            28.71          723            22.08          837            45.61
Exercised                                 (178)           11.43         (348)           10.82         (644)           20.15
Forfeited                                  (96)           19.43          (91)           28.77          (24)           27.22
------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of
  the year                               2,518           $20.14        2,802           $21.51        2,971           $28.54
Exercisable, end of year                 1,119           $12.32        1,355           $17.70        1,420           $20.64

Weighted average fair value
of options granted during
the year                                                 $17.26                        $11.87                        $19.33
------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about the stock options outstanding at March 31, 2000:

                                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                               ---------------------------        ---------------------------
                                                 WEIGHTED
                                                 AVERAGE          WEIGHTED                         WEIGHTED
RANGE OF                                        REMAINING         AVERAGE                          AVERAGE
EXERCISE                       NUMBER          CONTRACTUAL        EXERCISE           NUMBER        EXERCISE
PRICES                       OUTSTANDING          LIFE              PRICE         EXERCISABLE       PRICE
-------------------------------------------------------------------------------------------------------------
$7.77                            12             2.7 years          $ 7.77              12          $ 7.77

$8.92 - $9.35                    50             3.6 years            9.35              50            9.35

$9.78 - $10.13                  275             4.3 years           10.07             275           10.07

$13.06 - $15.75                 241             5.2 years           14.94             241           14.94

$20.50 - $21.94                 794             8.2 years           21.80             287           21.64

$24.75 - $27.38                 135             6.6 years           25.00             126           24.83

$30.25 - $35.19                 672             7.9 years           30.52             429           30.39

$45.06 - $51.44                 781             9.4 years           46.13               0              --

$55.88 - $62.13                  11             9.7 years           59.15               0              --
-------------------------------------------------------------------------------------------------------------
$ 7.77 - $62.13               2,971             7.7 years          $28.54           1,420          $20.64
-------------------------------------------------------------------------------------------------------------

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

                                                           1998            1999             2000
--------------------------------------------------------------------------------------------------
Net income                          As reported          $32,404          $38,145          $48,852
                                    Pro forma             30,103           34,071           45,075
--------------------------------------------------------------------------------------------------
Earnings per share                  As reported          $  1.79          $  2.09          $  2.60
                                    Pro forma               1.66             1.86             2.40
--------------------------------------------------------------------------------------------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for the years ending March 31:

                                                           1998            1999             2000
--------------------------------------------------------------------------------------------------
Expected life (in years)                                     7.3              6.1              4.0
Risk free interest rate                                      5.7%             4.6%             6.0%
Volatility                                                    50%              50%              45%
Dividend yield                                                --               --               --
--------------------------------------------------------------------------------------------------

NOTE 7: EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed under the treasury stock method based on the weighted average number of common shares issued and outstanding.

The following table details this calculation:

                                                                                             YEAR ENDED MARCH 31,
                                                                                   -----------------------------------------
                                                                                    1998             1999             2000
----------------------------------------------------------------------------------------------------------------------------
Net income for earnings per share computation                                      $32,404          $38,145          $48,852
Basic earnings per common share:
   Weighted average common shares                                                   17,168           17,435           17,835
   Basic earnings per common share                                                 $  1.89          $  2.19          $  2.74
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
   Weighted average common shares                                                   17,168           17,435           17,835
   Shares issuable from assumed conversion of
       common stock equivalents (net of tax savings)                                   916              833              950
----------------------------------------------------------------------------------------------------------------------------
  Weighted average common and common
       equivalent shares                                                            18,084           18,268           18,785
  Diluted earnings per common share                                                $  1.79          $  2.09          $  2.60
----------------------------------------------------------------------------------------------------------------------------

NOTE 8: TREASURY STOCK

On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased all 1 million shares at prevailing market prices for an aggregate purchase price of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500 shares of its Common Stock. As of November 1999, the Company had repurchased all 500 shares under this plan at prevailing market rates for an aggregate purchase price of $25,272. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities maintained with Mellon Bank, N.A.

NOTE 9: SEGMENT REPORTING

Since the annual report for the fiscal year ended March 31, 1999, the Company has changed its basis of segmentation from a geographic basis to a product and service line basis. The Company now manages the business primarily on a product and service line basis. Its reportable segments are comprised of On-Site Services and Phone Services. The Other operating segment includes expenses related primarily to tradename and trademark protection. The Company reports its segments separately because of differences in the ways the product and service lines are managed and operated. Consistent with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company aggregates similar operating segments into reportable segments.

The accounting policies of the various segments are the same as those described in "Summary of Significant Accounting Principles" in Note 1. The Company evaluates the performance of each segment based on "Worldwide EBITA." A segment's Worldwide EBITA is its earnings before interest, taxes and amortization. Revenues and the related profits on intercompany transactions are reported by the segment providing the third-party revenues. Intersegment sales are not reviewed by management and are not presented below. Certain costs incurred in phone services are directly related to developing and supporting on-site services and therefore are reclassified from phone services to on-site services in the information presented below. These costs include merger related activities and marketing and procurement activities for on-site services. Interest income, interest expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented in the information below.

Summary information by reportable segment is as follows:

ON-SITE SERVICES
                                                            1998              1999              2000
------------------------------------------------------------------------------------------------------
Revenues                                                  $ 20,284          $ 26,937          $152,167
Worldwide EBITA                                              1,881             1,829            18,682
Depreciation                                                     6               283             1,461
Amortization                                                    --                69             1,895
Segment assets                                               5,337            37,816           221,377
------------------------------------------------------------------------------------------------------

PHONE SERVICES
                                                            1998              1999              2000
------------------------------------------------------------------------------------------------------
Revenues                                                  $278,992          $303,037          $347,649
Worldwide EBITA                                             57,930            65,821            70,880
Depreciation                                                 2,726             3,007             3,512
Amortization                                                 2,900             3,293             3,557
Segment assets                                             223,943           256,826           312,496
------------------------------------------------------------------------------------------------------

OTHER
                                                            1998              1999              2000
------------------------------------------------------------------------------------------------------
Revenues                                                  $     --          $     --          $     --
Worldwide EBITA                                               (113)              (22)             (102)
Depreciation                                                  (192)             (195)             (234)
Amortization                                                   901               901               958
Segment assets                                             170,026           207,878           340,532
------------------------------------------------------------------------------------------------------


The following are reconciliations between certain reportable segment data and the corresponding consolidated amounts:

REVENUES
                                                            1998              1999              2000
------------------------------------------------------------------------------------------------------
Total revenues from reportable segments                   $299,276          $329,974          $499,816
Other revenues                                                  --                --                --
------------------------------------------------------------------------------------------------------
Total consolidated revenues                                299,276           329,974           499,816
------------------------------------------------------------------------------------------------------


EBITA
                                                            1998              1999              2000
------------------------------------------------------------------------------------------------------
Total Worldwide EBITA for reportable segments
                                                          $ 59,811          $ 67,650          $ 89,562
Other EBITA                                                   (113)              (22)             (102)
------------------------------------------------------------------------------------------------------
Total consolidated EBITA                                    59,698            67,628            89,460
------------------------------------------------------------------------------------------------------

ASSETS
                                                            1998              1999              2000
--------------------------------------------------------------------------------------------------------
Total assets for reportable segments                      $ 229,280         $ 294,642         $ 533,873
Other assets                                                170,026           207,878           340,532
Corporate eliminations                                     (209,023)         (256,055)         (422,116)
--------------------------------------------------------------------------------------------------------
Total consolidated assets                                   190,283           246,465           452,289
--------------------------------------------------------------------------------------------------------


Information about geographic areas is as follows:

REVENUES
                                                            1998              1999              2000
------------------------------------------------------------------------------------------------------
North America                                             $164,628          $185,668          $330,904
Europe                                                      77,382            92,387           105,911
Pacific Rim                                                 39,395            36,122            44,156
Latin America                                               17,871            15,797            18,845
------------------------------------------------------------------------------------------------------
Total revenues                                             299,276           329,974           499,816
------------------------------------------------------------------------------------------------------

ASSETS
                                                            1998              1999              2000
------------------------------------------------------------------------------------------------------
North America                                             $136,416          $186,738          $364,303
Europe                                                      30,042            34,697            60,311
Pacific Rim                                                 12,107            12,746            16,200
Latin America                                               11,718            12,284            11,475
------------------------------------------------------------------------------------------------------
Total assets                                               190,283           246,465           452,289
------------------------------------------------------------------------------------------------------

NOTE 10: QUARTERLY DATA (UNAUDITED)

                                          FIRST           SECOND             THIRD            FOURTH
                                         QUARTER          QUARTER           QUARTER           QUARTER             YEAR
---------------------------------------------------------------------------------------------------------------------------
FISCAL 1999
Revenues                                 $73,096          $ 79,130          $ 84,789          $ 92,959          $329,974
Gross profit                              36,185            38,596            42,073            45,448           162,302
Net income                                 8,284             8,764             9,605            11,492            38,145
Basic earnings per
  common share                              0.48              0.51              0.55              0.65              2.19
Diluted earnings per
  common share                              0.46              0.49              0.53              0.62              2.09(1)
---------------------------------------------------------------------------------------------------------------------------
FISCAL 2000
Revenues                                 $97,520          $117,889          $127,128          $157,279          $499,816
Gross profit                              45,467            51,283            55,397            66,801           218,948
Net income                                10,640            11,577            12,305            14,330            48,852
Basic earnings per
  common share                              0.60              0.66              0.68              0.79              2.74(1)
Diluted earnings per
  common share                              0.57              0.62              0.65              0.75              2.60(1)
---------------------------------------------------------------------------------------------------------------------------

(1) Earnings per share for the year is different than the sum of the quarterly earnings per share due to the change in shares each quarter.

NOTE 11:  SUBSEQUENT EVENTS (UNAUDITED)

On April 4, 2000, after the close of the current fiscal year, Black Box PA simultaneously entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The terms of the Syndicated Debt are substantially similar to the terms of the existing Mellon Facility. The Long Term Revolver is scheduled to expire on April 4, 2003 and the Short Term Revolver is scheduled to expire on April 4, 2001. Upon its expiration, the Company has the option to convert the Short Term Revolver into a two-year term note with substantially similar terms.

Interest on the Syndicated Debt is variable based on the Company's option of selecting the banks prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement. The applicable margin is adjusted each quarter based on the Company's Consolidated Leverage Ratio. The applicable margin varies from zero to 0.75% on the prime rate option and from 0.75% to 1.75% on the Euro-dollar rate option. The Syndicated Debt also provides for the payment of quarterly commitment fees on unborrowed funds at a rate that is also determined by the Consolidated Leverage Ratio. The commitment fee percentage ranges from 0.2% to 0.32%. The Syndicated Debt is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

The proceeds from the Syndicated Debt will be used to refinance all existing Mellon debt and to provide additional working capital. With the close of the Syndicated Debt, the Credit Agreements dated February 12, 1999, August 27, 1999 and January 4, 2000 were all fully paid and satisfied.

In April 2000, the Company merged with Teldata Corporation ("Teldata"). Established in 1970 in Nashville, Tennessee, Teldata provides technical design, installation and maintenance services for telephony, premise cabling and related products to customers throughout the United States. The results of operations and financial position of Teldata are not material to the consolidated results of operations or financial position.

In April 2000, the Company merged with Cabling Concepts, Inc. ("Cabling Concepts"). Established in 1991 in Lakewood, Ohio, Cabling Concepts provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in the greater Cleveland area. The results of operations and financial position of Cabling Concepts are not material to the consolidated results of operations or financial position.

In June 2000, the Company merged with ST Communications and Cabling, Inc. ("ST"). Established in 1991 in Kansas City, Missouri, ST provides technical design, installation and maintenance services for premise cabling and related products to customers in greater Kansas City and Des Moines, Iowa. The results of operations and financial position of ST are not material to the consolidated results of operations or financial position.

In June 2000, the Company merged with GMCI NetComm, Inc. ("GMCI"). Established in 1982 in Dallas, Texas, GMCI provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in the greater Dallas area. The results of operations and financial position of GMCI are not material to the consolidated results of operations or financial position.

In June 2000, the Company completed the purchase of the Network Infrastructure Services ("NIS") business of VISTA Information Technologies, Inc. Established in 1980 and headquartered in Pittsburgh, Pennsylvania, NIS provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in Baltimore, Pittsburgh, Philadelphia, Cleveland and Detroit and several on a nationwide basis. The results of operations and financial position of NIS are not material to the consolidated results of operations or financial position.

In June 2000, the Company merged with Allcom Electric, Inc. ("Allcom"). Established in 1993 in New York City, New York, Allcom provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in Manhattan. The results of operations and financial position of Allcom are not material to the consolidated results of operations or financial position.

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

         The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Certain Board Committees" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

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

                  (2)      Financial Statement Schedules

                           Report of Independent Public Accountants on
                           Supplemental Schedules

                           Schedule II - Valuation and Qualifying Accounts

                  (3)      Exhibits

                                   Exhibit
                                   Number                              Description
                                   ------                              -----------
                                    3(i)             Second Restated Certificate of Incorporation of the
                                                     Company, as amended (5)

                                    3(ii)            Restated Bylaws, as amended (2)

                                    10.1             1992 Stock Option Plan, as amended (6)

                                    10.2             1992 Director Stock Option Plan, as amended (6)

                                    10.3             Omnibus Credit Facility Agreement, dated as of February 12, 1999, among Black Box Corporation of Pennsylvania, Black Box Corporation
                                                     and Mellon Bank, N.A. (7)

                                    10.4             Black Box do Brasil Industria E. Comercio LTDA.
                                                     Quotaholder Agreement (3)

                                    10.5             Private Instrument of Amendment to the Articles of
                                                     Association of Black Box do Brasil Industria E.
                                                     Comercio LTDA. (3)

                                    10.6             Subscription Agreement and Plan of Acquisition of
                                                     BBOX Holding Company by Black Box Corporation
                                                     dated November 21, 1996 (4)

                                    10.7             Executive Incentive Program Summary
                                                     (1999-2001) (8)

                                    10.8             Revolving Credit Agreement, dated as of
                                                     April 4, 2000, among Black Box Corporation of Pennsylvania,
                                                     Black Box Corporation, the Guarantors,
                                                     the Lenders and Mellon Bank, N.A. (1)

                                    10.9             Short Term Credit Agreement, dated as of
                                                     April 4, 2000, among Black Box Corporation of
                                                     Pennsylvania, Black Box Corporation, the Guarantors,
                                                     the Lenders and Mellon Bank, N.A. (1)

                                    10.10            Credit Agreement, dated as of August 27, 1999,
                                                     among Black Box Corporation of Pennsylvania,
                                                     Black Box Corporation and Mellon Bank, N.A. (1)

                                    10.11            Credit Agreement, dated as of January 4, 2000, among
                                                     Black Box Corporation of Pennsylvania, Black Box Corporation
                                                     and Mellon Bank, N.A. (1)

                                    21.1             Subsidiaries of the Company (1)

                                    23.1             Consent and Report of Arthur Andersen LLP,
                                                     independent public accountants (1)

                                    27.1             Financial Data Schedule (1)

                                    27.2             Restated Financial Data Schedule for Form 10-Q for
                                                     the Fiscal 1999 Third Quarter (9)

                                    27.3             Restated Financial Data Schedule for Form 10-Q for
                                                     the Fiscal 1999 Second Quarter (9)

                                    27.4             Restated Financial Data Schedule for Form 10-Q for
                                                     the Fiscal 1999 First Quarter (9)

                                    27.5             Restated Financial Data Schedule for Form 10-K for
                                                     Fiscal 1998 (9)

                                    27.6             Restated Financial Data Schedule for Form 10-Q for
                                                     Fiscal 1998 Third Quarter (9)

                                    27.7             Restated Financial Data Schedule for Form 10-Q for
                                                     Fiscal 1998 Second Quarter (9)

                                    27.8             Restated Financial Data Schedule for Form 10-Q for
                                                     Fiscal 1998 First Quarter (9)

                                    27.9             Restated Financial Data Schedule for Form 10-K for
                                                     Fiscal 1997 (9)

                                    27.10            Restated Financial Data Schedule for Form 10-K for
                                                     Fiscal 1999 (1)

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

                                    (3)              Filed as an exhibit to the Quarterly Report
                                                     on Form 10-Q of the Company, file number
                                                     0-18706, filed with the Commission on
                                                     February 15, 1994, and incorporated herein
                                                     by reference.

                                    (4)              Filed as an exhibit to the Quarterly Report
                                                     on Form 10-Q of the Company, file number
                                                     0-18706, filed with the Commission on
                                                     February 12, 1997, and incorporated herein
                                                     by reference.

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

                                    (7)              Filed as an exhibit to the Annual Report on
                                                     Form 10-K of the Company, file number
                                                     0-18706, filed with the Commission on June
                                                     24, 1999.

                                    (8)              Filed as an exhibit to the Annual Report on
                                                     Form 10-K of the Company, file number
                                                     0-18706, filed with the Commission on June
                                                     29, 1998.

                                    (9)              Filed as an exhibit to the 1999 Form 10-K of
                                                     the Company, file number 0-18706, filed with
                                                     the Commission on June 25, 1999 and
                                                     incorporated herein by reference.

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

         BLACK BOX CORPORATION

         Dated:  June 29, 2000

                                        /s/ Anna M. Baird
                                        ---------------------------------------
                                        Anna M. Baird, Vice President, Chief
                                        Financial Officer, Treasurer, Secretary,
                                        and Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURES                                       CAPACITY                     DATE
      ----------                                       --------                     ----
/s/ WILLIAM F. ANDREWS                                 Director                 June 29, 2000
----------------------
  William F. Andrews


 /s/ THOMAS G. GREIG                                   Director                 June 29, 2000
 -------------------
   Thomas G. Greig


/s/ WILLIAM R. NEWLIN                                  Director                 June 29, 2000
---------------------
  William R. Newlin


  /s/ BRIAN D. YOUNG                                   Director                 June 29, 2000
  ------------------
    Brian D. Young


  /s/ FRED C. YOUNG                             Director, Chairman of           June 29, 2000
  -----------------                                the Board, Chief
    Fred C. Young                                  Executive Office


  /s/ ANNA M. BAIRD                                Vice President,              June 29, 2000
  -----------------                            Chief Financial Officer,
    Anna M. Baird                              Treasurer and Principal
                                                  Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Black Box Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Black Box Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated April 28, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
April 28, 2000

                                                                     SCHEDULE II

                              BLACK BOX CORPORATION

                       VALUATIONS AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                             ADDITIONS      ADDITIONS
                                            BALANCE AT      CHARGED TO      RESULTING       REDUCTIONS        BALANCE
              DESCRIPTION                  BEGINNING OF      COSTS AND         FROM            FROM         AT END OF
              -----------                     PERIOD         EXPENSES      ACQUISITIONS      RESERVES         PERIOD
                                              ------         --------      ------------      --------         ------
YEAR ENDED MARCH 31, 1998
  Inventory reserves                          $1,610          $3,653          $   --          $2,409          $2,854
  Allowance for unrealizable
  accounts/sales returns                      $2,499          $1,333          $   --          $1,177          $2,655

YEAR ENDED MARCH 31, 1999
  Inventory reserves                          $2,854          $2,893          $  503          $2,694          $3,556
  Allowance for unrealizable
  accounts/sales returns                      $2,655          $1,983          $  940          $1,555          $4,023
  Restructuring reserve                       $   --          $   --          $2,200          $  902          $1,298

YEAR ENDED MARCH 31, 2000
  Inventory reserves                          $3,556          $1,319          $1,028          $2,119          $3,784
  Allowance for unrealizable
  accounts/sales returns                      $4,023          $2,447          $2,266          $2,432          $6,304
  Restructuring reserve                       $1,298          $   --          $   --          $  436          $  862