Form 10-Q
period 2000-06-30
BLACK BOX CORP
filed 2000-08-14
CIK 849547

                                                       Fiscal 2001 First Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
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

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of July 31, 2000 was 18,693,465 shares.

                             PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                        (Unaudited)
                                                                          June 30,            March 31,
ASSETS                                                                      2000                2000
                                                                        -----------           ---------
Current assets:
       Cash and cash equivalents                                          $  7,019            $  8,643
       Accounts receivable, net of allowance for doubtful
             accounts of $7,649 and $6,304, respectively                   132,487             115,958
       Inventories, net                                                     47,837              44,582
       Costs and estimated earnings in excess of billings
            on uncompleted contracts                                        20,622               7,953
       Other current assets                                                 18,158              17,398
                                                                          --------            --------
                             Total current assets                          226,123             194,534

Property, plant and equipment, net of accumulated depreciation
       of $27,184 and $25,671, respectively                                 43,490              40,445
 Intangibles, net of accumulated amortization of $38,277 and
       $35,629, respectively                                               271,078             215,366
Other assets                                                                 4,293               1,944
                                                                          --------            --------
                             Total assets                                 $544,984            $452,289
                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                       $    746            $    969
       Accounts payable                                                     48,021              38,374
       Billings in excess of costs and estimated earnings
            on uncompleted contracts                                         8,252               3,655
       Other accrued expenses                                               26,739              27,087
       Accrued income taxes                                                  8,381               8,468
                                                                          --------            --------
                             Total current liabilities                      92,139              78,553

Long-term debt                                                             128,916             105,374
Deferred taxes                                                               9,455               9,581
Other liabilities                                                            1,694                 454

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00; none issued and outstanding Common stock authorized 40,000,000;
         par value $.001; issued 20,474,518 and 19,940,217, respectively        20                  20
       Additional paid-in capital                                          185,949             144,828
       Retained earnings                                                   200,184             186,056
       Treasury stock, at cost, 1,500,000 shares                           (67,253)            (67,253)
       Cumulative foreign currency translation adjustments                  (6,120)             (5,324)
                             Total stockholders' equity                    312,780             258,327
                                                                          --------            --------
                             Total liabilities and stockholders' equity   $544,984            $452,289
                                                                          ========            ========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                     Three month period ended
                                                                             June 30,
                                                                     2000                1999
                                                                   --------             -------
Revenues                                                           $169,036             $97,520
      Cost of sales                                                  99,173              52,053
                                                                   --------             -------
Gross profit                                                         69,863              45,467

      Selling, general and administrative expenses                   42,438              26,493
      Intangibles amortization                                        2,648               1,289
                                                                   --------             -------

Operating income                                                     24,777              17,685

      Interest expense, net                                           2,213                  50
      Other (income)/expenses, net                                     (597)                 48
                                                                   --------             -------

Income before income taxes                                           23,161              17,587

      Provision for income taxes                                      9,033               6,947
                                                                   --------             -------

Net income                                                         $ 14,128             $10,640
                                                                   ========             =======


Basic earnings per common share                                    $   0.76             $  0.60
                                                                   ========             =======

Diluted earnings per common share                                  $   0.72             $  0.57
                                                                   ========             =======

Weighted average common shares                                       18,625              17,767
                                                                   ========             =======

Weighted average common and
      common equivalent shares                                       19,758              18,821
                                                                   ========             =======

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                           Cumulative
                                          Common Stock                       Additional                     Foreign
                                     ----------------------     Treasury       Paid-in        Retained      Currency
                                       Shares        Amount       Stock        Capital        Earnings     Translation      Total
                                     ----------      ------     --------     ----------       --------     -----------     --------
Balance at March 31, 1999            18,147,358        $18            --       $ 59,272       $137,204       $(3,842)      $192,652

Net income                                   --         --            --             --         48,852             -         48,852
Purchase of treasury stock                   --         --       (67,253)            --             --             -       $(67,253)
Issuance of common stock              1,148,570          1            --         64,676             --             -         64,677
Exercise of options                     644,289          1            --         12,987             --             -         12,988
Tax benefit from exercised options           --         --            --          7,893             --             -          7,893
Foreign currency translation
    adjustment                               --         --            --             --             --        (1,482)        (1,482)
                                     ----------        ---      --------      ---------       --------       -------       --------

Balance at March 31, 2000            19,940,217         20       (67,253)       144,828        186,056        (5,324)       258,327

Net income                                   --         --            --             --         14,128             -         14,128
Issuance of common stock                488,019         --            --         39,839             --             -         39,839
Exercise of options                      46,282         --            --            833             --             -            833
Tax benefit from exercised options           --         --            --            449             --             -            449
Foreign currency translation
    adjustment                               --         --            --             --             --          (796)          (796)
                                     ----------        ---      --------      ---------       --------       -------       --------

 Balance at June 30, 2000            20,474,518        $20      $(67,253)     $ 185,949       $200,184       $(6,120)      $312,780
                                     ==========        ===      ========      =========       ========       =======       ========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                             Three month period ended
                                                                                                      June 30,
                                                                                           2000                    1999
                                                                                         --------                --------
Cash flows from operating activities:
        Net income                                                                       $ 14,128                $ 10,640
        Adjustments to reconcile net income to cash provided
          by operating activities:
             Intangibles amortization                                                       2,648                   1,289
             Depreciation                                                                   1,861                   1,013
             Other                                                                             68                      32
        Changes in working capital items:
             Account receivable, net                                                       (5,630)                  3,254
             Inventories, net                                                              (1,957)                 (2,922)
             Other current assets                                                          (9,993)                 (3,553)
             Accounts payable and accrued liabilities                                       3,477                  (2,452)
                                                                                         --------                --------
        Cash provided by operating activities                                               4,602                   7,301
                                                                                         --------                --------

Cash flows from investing activities:
             Capital expenditures                                                          (3,385)                 (2,600)
             Mergers, net of cash acquired                                                (26,202)                     45
                                                                                         --------                --------
        Cash (used in) investing activities                                               (29,587)                 (2,555)
                                                                                         --------                --------

Cash flows from financing activities:
             Repayment of borrowings                                                       (2,912)                   (685)
             Proceeds from borrowings                                                      26,134                  33,729
             Proceeds from exercise of options                                              1,282                   4,338
             Purchase of treasury stock                                                        --                 (41,981)
                                                                                         --------                --------
        Cash provided by/(used in) financing activities                                    24,504                  (4,599)
                                                                                         --------                --------

Foreign currency translation adjustment                                                    (1,143)                 (1,249)
                                                                                         --------                --------

(Decrease) in cash and cash equivalents                                                    (1,624)                 (1,102)
Cash and cash equivalents at beginning of period                                            8,643                   5,946
                                                                                         --------                --------

Cash and cash equivalents at end of period                                               $  7,019                $  4,844
                                                                                         ========                ========

Interest paid                                                                            $  2,011                $    180
                                                                                         --------                --------
Income taxes paid                                                                        $  3,470                $  1,872
                                                                                         --------                --------

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)

NOTE 1 - BASIS OF PRESENTATION

         The Financial Statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although Black Box Corporation (the "Company") believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K which was filed with the SEC for the fiscal year ended March 31, 2000. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:


                                               June 30,         March 31,
                                                 2000              2000
                                               --------         ---------
         Raw materials                          $ 2,854          $ 2,485
         Work-in-process                             60               23
         Finished goods                          48,778           45,858
         Inventory reserve                       (3,855)          (3,784)
                                                -------          --------
         Inventory, net                         $47,837          $44,582
                                                =======          =======

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

         At June 30, 2000, the open foreign exchange contracts were in Yen, Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $13,112, will expire over the next nine months and have contract rates of 102.73 to 103.93 Yen, 0.8958 to 0.9600 Euro, 1.5071 to 1.5885 Sterling pound, 1.4744 to 1.4762 Canadian dollar, 1.6280 to 1.6438 Swiss franc and 0.6002 to 0.6058 Australian dollar, all per U.S. dollar. The effect of these contracts on net income for the three month period ended June 30, 2000 was not material.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 4 - COMPREHENSIVE INCOME

         In the first quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in stockholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the three month periods ended June 30, 2000 and 1999 were $13,332 and $9,688, respectively.

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

                                                      Three month period
                                                         ended June 30,
                                                     2000              1999
                                                   -------           -------

Net income to be used for earnings per share
   computation                                     $14,128           $10,640

Basic earnings per common share:
   Weighted average common shares                   18,625            17,767
                                                   -------           -------

   Basic earnings per common share                 $  0.76           $  0.60
                                                   =======           =======

Diluted earnings per common share:
   Weighted average common shares                   18,625            17,767
   Shares issuable from assumed conversion
     of common stock equivalents                     1,133             1,054
                                                   -------           -------
   Weighted average common and common
     equivalent shares                              19,758            18,821
                                                   -------           -------

   Diluted earnings per common share               $  0.72           $  0.57
                                                   =======           =======

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 6 - ADOPTION OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently evaluating the effects of SFAS No. 133 and does not expect its adoption to have a material effect on the Company's financial statements or results of operations. The Company will adopt the new standard in the first quarter of Fiscal 2002.

         In June 2000, the SEC staff issued SAB 101B, which further establishes accounting and reporting standards for revenue recognition. The Company is currently evaluating the effects of SAB 101B and does not expect its adoption to have a material effect on the Company's financial statements or results of operations. The Company will adopt the new literature in the fourth quarter of Fiscal 2001.

NOTE 7 - CHANGES IN BUSINESS

         During the three months ended June 30, 2000, the Company successfully completed seven business combinations which have been accounted for using the purchase method of accounting: April 2000 - Cabling Concepts, Inc. and Teldata Corporation, June 2000 - ST Communications & Cabling, Inc., GMCI Netcomm, Inc., Allcom Electric, Inc., Vista Information Technologies, Inc. and Schoeller Connectivity Gmbh. In connection with the above seven business combinations, the Company issued an aggregate of 488 thousand shares of its common stock in exchange for all of the outstanding shares of the above seven companies. In addition, an aggregate of approximately $26,000 in cash was used to acquire the above seven companies. The aggregate purchase price was approximately $65,800 and resulted in goodwill after assumed liabilities of approximately $57,600, which is being amortized over twenty-five years.

         As of June 30, 2000, certain merger agreements provide for contingent payments, depending on future performance, of up to $19,025, of which $812 have been satisfied and paid. Upon meeting the future performance goals, the goodwill will be adjusted for the amount of the contingent payments.

         The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if the acquired entities had been purchased at the beginning of the stated periods:

                                                    Three month period
                                                      ended June 30,
                                          --------------------------------------
                                                 2000               1999
                                              (unaudited)        (unaudited)
--------------------------------------------------------------------------------
Revenue                  As reported            $169,036          $ 97,520
                         Pro forma               183,119           169,336
--------------------------------------------------------------------------------
Net income               As reported            $ 14,128          $ 10,640
                         Pro forma                15,602            15,258
--------------------------------------------------------------------------------
Earnings per share       As reported            $   0.72          $   0.57
                         Pro forma              $   0.78          $   0.75
--------------------------------------------------------------------------------


NOTE 8 - TREASURY STOCK

         On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased all 1 million shares at prevailing market prices for an aggregate purchase price of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of November 1999, the Company had repurchased all 500 thousand shares under this plan at prevailing market prices for an aggregate purchase price of $25,272. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities maintained with Mellon Bank, N.A.

NOTE 9 - INDEBTEDNESS

         On April 4, 2000, the Company simultaneously entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The terms of the Syndicated Debt are substantially similar to the terms of the previous Mellon Facility. The Long Term Revolver is scheduled to expire on April 4, 2003 and the Short Term Revolver is scheduled to expire on April 4, 2001. Upon its expiration, the Company has the option to convert the Short Term Revolver into a two-year note with substantially similar terms. The interest on the borrowings is variable based on the Company's option of selecting the banks prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement.

         The Company's total debt at June 30, 2000 was comprised of $112,400 under the Mellon Long Term Revolver, $11,000 under the Mellon Short Term Revolver, and $6,262 of various other loans. The weighted average interest rate on all indebtedness of the Company as of June 30, 2000 was approximately 7.7% compared to 5.9% as of June 30, 1999.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


NOTE 10 - SEGMENT REPORTING

         The Company manages the business primarily on a product and service line basis. Its reportable segments are comprised of On-Site Services and Phone Services. The Other operating segment includes expenses related primarily to tradename and trademark protection and costs directly related to its mergers and acquisitions program. The Company reports its segments separately because of differences in the ways the product and service lines are managed and operated. Consistent with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company aggregates similar operating segments into reportable segments.

         The Company evaluates the performance of each segment based on "Worldwide EBITA." A segment's Worldwide EBITA is its earnings before interest, taxes and amortization. Revenues and the related profits on intercompany transactions are reported by the segment providing the third-party revenues. Intersegment sales are not reviewed by management and are not presented below. Certain costs incurred in Phone Services are directly related to the Company's business development through mergers and acquisitions and therefore are reclassified to the Other operating segment in the information presented below. Interest income, interest expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented in the information below.

Summary information by reportable segment is as follows:

                                                    Three month period
                                                       ended June 30,
---------------------------------------------------------------------------

                                                  2000               1999
---------------------------------------------------------------------------
On-Site Services
  Revenues                                       $80,041           $17,803
  Worldwide EBITA                                 10,574             2,206

Phone Services
  Revenues                                       $88,995           $79,717
  Worldwide EBITA                                 17,563            17,379

Other
  Revenues                                       $     0           $     0
  Worldwide EBITA                                   (712)             (611)
---------------------------------------------------------------------------

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


The following is a reconciliation between the reportable segment data and the corresponding consolidated amount for EBITA:

EBITA
                                                       Three month period
                                                         ended June 30,
------------------------------------------------------------------------------

                                                      2000              1999
------------------------------------------------------------------------------
Total Worldwide EBITA for reportable segments       $28,137           $19,585
Other EBITA                                            (712)             (611)
Total consolidated EBITA                             27,425            18,974
------------------------------------------------------------------------------

Prior period amounts have been restated to reflect the reclassification of the costs related to the Company's mergers and acquisitions program. Such reclassifications will be shown in future periods on a comparable basis.

The following is summary information of assets by reportable segment and a reconciliation to the consolidated assets:

ASSETS

-----------------------------------------------------------------------------
                                               June 30,            March 31,
                                                 2000                 2000
-----------------------------------------------------------------------------
On-Site Services                              $ 308,098            $ 221,377
Phone Services                                  334,719              312,496
                                              ---------            ---------
  Total assets for reportable segments          642,817              533,873
Other assets                                    410,437              340,532
Corporate eliminations                         (508,270)            (422,116)
                                              ---------            ---------
  Total consolidated assets                   $ 544,984            $ 452,289
-----------------------------------------------------------------------------

Information about geographic areas is as follows:

REVENUES
                                                         Three month period
                                                           ended June 30,
--------------------------------------------------------------------------------

                                                        2000             1999
--------------------------------------------------------------------------------

North America                                         $123,486          $62,066
Europe                                                  30,452           22,612
Pacific Rim                                             10,177            8,928
Latin America                                            4,921            3,914
                                                      ---------        ---------
  Total revenues                                      $169,036          $97,520
--------------------------------------------------------------------------------

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per-share amounts)


ASSETS

--------------------------------------------------------------------------------
                                                      June 30,         March 31,
                                                        2000             2000
--------------------------------------------------------------------------------
North America                                         $454,077         $364,303
Europe                                                  62,521           60,311
Pacific Rim                                             16,228           16,200
Latin America                                           12,158           11,475
                                                      ---------       ---------
  Total consolidated assets                           $544,984         $452,289
--------------------------------------------------------------------------------

NOTE 11 - SUBSEQUENT EVENTS

         In July 2000, the Company effected a merger with Ascor bvba ("Ascor"). Established in 1985 in Mechelen, Belgium, Ascor provides technical design, installation and maintenance services for premise cabling and related products to customers throughout Belgium. The results of operations and financial position of Ascor are not material to the Company's consolidated results of operations or financial position.

         In July 2000, the Company effected a merger with Carey Systems Company ("Carey"). Established in 1993 near Dayton, Ohio, Carey provides technical design, installation and maintenance services for premise cabling and related network products to customers in the greater Dayton region. The results of operations and financial position of Carey are not material to the Company's consolidated results of operations or financial position.

         In July 2000, the Company effected a merger with Datel Communications, Inc. ("Datel"). Established in 1991 in Phoenix, Arizona, Datel provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in Arizona and through a branch office in Las Vegas, Nevada. The results of operations and financial position of Datel are not material to the Company's consolidated results of operations or financial position.

         In July 2000, the Company effected a merger with Data Specialities Europe, Ltd., which trades as Anglo Communications Ltd. ("Anglo"). Established in 1993 in Bury St. Edmunds, England, Anglo provides technical design, installation and maintenance for premise cabling and related products to customers throughout the United Kingdom. The results of operations and financial position of Anglo are not material to the Company's consolidated results of operations or financial position.

         In July 2000, the Company effected a merger with Midwest Electronics and Communications, Inc. ("Midwest"). Established in 1987 in Denver, Colorado, Midwest provides technical design, installation and maintenance services for premise cabling and related products to customers in the greater Denver area. The results of operations and financial position of Midwest are not material to the Company's consolidated results of operations or financial position.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            (Capital Dollars in thousands, except per-share amounts)


         On July 13, 2000, the Company announced its intention to repurchase up to 500 thousand shares of its Common Stock. On July 21, 2000, the Company announced that it increased its share repurchase program from 500 thousand to 1 million shares of the Company's Common Stock. The shares will be purchased in the open market from time to time at prevailing market prices or in privately negotiated transactions. As of July 31, 2000, the Company had repurchased 450 thousand shares under this plan at prevailing market prices for an aggregate purchase price of $25,180.

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

                                             Three month period ended
                                                      June 30,
                                            ---------------------------
                                              2000               1999
                                            --------            -------

Revenues                                    $169,036            $97,520
                                            ========            =======

Revenues:
  On-Site Services                              47.4%              18.3%
  Phone Services:
    North America                               27.4               45.6
    International                               25.2               36.1
                                            --------            -------
  Total Phone Services                          52.6               81.7
                                            --------            -------
  Total revenues                               100.0              100.0

         Revenues for the three months ended June 30, 2000 (First Quarter 2001) were $169,036, an increase of $71,516, or 73%, over the same period in the prior year (First Quarter 2000). Revenues from on-site services for First Quarter 2001 were $80,041, an increase of $62,238, or 350%, over revenues for First Quarter 2000. On-site services revenue growth was primarily due to the Company's continued geographic expansion of its technical services capabilities through merger as well as strong demand for on-site services from existing on-site customers.

         Reported revenues from the Company's phone services business for First Quarter 2001 were $88,995, an increase of $9,278, or 12%, over revenues for First Quarter 2000. If exchange rates had remained constant from First Quarter 2000, phone services revenues for the three month ended June 30, 2000 would have increased 14%. Phone services revenue growth was driven primarily by strong sales in Europe and Latin America. Phone services revenues from North America for First Quarter 2001 were $46,371, an increase of $1,872, or 4%, over revenues for First Quarter 2000. While the North America phone support revenue growth was modest, the demand continues to be strong for infrastructure products and switch products, including ServSwitch(TM), from customers of all sizes. International phone services revenues for First Quarter 2001 were $42,624, an increase of $7,406, or 21%, over revenues for First Quarter 2000. International phone services revenue growth was driven by strong demand across most product lines, success in attracting new customers and deeper penetration of existing customers. If exchange rates had remained constant from First Quarter 2000, International phone services revenues for the three months ended June 30, 2000 would have increased 26%.

         Reported revenue dollar and percentage changes by geographic region were as follows: Europe revenues increased $7,840, or 35%; Pacific Rim revenue increased $1,249, or 14%; and Latin American revenue increased $1,007, or 26%. If the exchange rate relative to the U.S. dollar had remained unchanged from First Quarter 2000, revenue growth for Europe, Pacific Rim and Latin America would have been 46%, 5% and 27%, respectively.

         Gross profit in First Quarter 2001 increased to $69,863, or 41.3% of revenues, from $45,467, or 46.6% of revenues, in First Quarter 2000. The decline in gross profit margin was due primarily to the increase in percentage of revenues from the Company's on-site services which provides lower gross margins. The revaluation of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 41.7% for First Quarter 2001 compared to 46.9% for First Quarter 2000.

         Selling, general and administrative ("SG&A") expenses in First Quarter 2001 were $42,438, or 25.1% of revenues, an increase of $15,945 over SG&A expenses of $26,493, or 27.2% of revenues, in First Quarter 2000. SG&A expense as a percentage of revenues decreased from last year primarily due to the increase in percentage of revenue from the Company's on-site services which incurs lower operating expenses relative to revenues. The dollar increase over the prior year related primarily to additional marketing and personnel costs worldwide and additional costs from on-site service operations which are included in First Quarter 2001 but not in First Quarter 2000.

         Operating income before amortization in First Quarter 2001 was $27,425, or 16.2% of revenues, compared to $18,974, or 19.4% of revenues, in First Quarter 2000. The decline in margin was due primarily to the increase in percentage of revenues from the Company's on-site services which operate at lower margins. Intangible amortization for First Quarter 2001 was $2,648, compared to $1,289 for the First Quarter 2000. The increase in amortization is due to additional goodwill related to the Company's continued expansion of its technical services by merger.

         Net interest expense in First Quarter 2001 increased to $2,213 from $50 in First Quarter 2000 due to an increase in borrowings for the repurchase of the Company's Common Stock and several mergers which were completed with cash.

         The tax provision in First Quarter 2001 was $9,033, or an effective tax rate of 39.0%, which is comparable to $6,947, or an effective tax rate of 39.5%, in First Quarter 2000.

         Net income for First Quarter 2001 was $14,128 compared to $10,640 in First Quarter 2000, an increase of 33%. This growth was primarily due to strong revenue growth and the successful expansion of the Company's on-site services by merger.

LIQUIDITY AND CAPITAL RESOURCES

         In the First Quarter 2001, the Company's net proceeds from borrowings increased by $23,222 as a result of borrowings used to finance the repurchase of its Common Stock and to continue expansion of its on-site services by merger. As of June 30, 2000, the Company had cash and cash equivalents of $7,019, working capital of $133,984, and total debt of $129,662.

         On April 4, 2000, Black Box PA simultaneously entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The terms of the Syndicated Debt are substantially similar to the terms of the previous Mellon Facility. The Long Term Revolver is scheduled to expire on April 4, 2003 and the Short Term Revolver is scheduled to expire on April 4, 2001. Upon its expiration, the Company has the option to convert the Short Term Revolver into a two-year note with substantially similar terms. The interest on the borrowings is variable based on the Company's option of selecting the banks prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement.

         The Company's total debt at June 30, 2000 was comprised of $112,400 under the Mellon Long Term Revolver, $11,000 under the Mellon Short Term Revolver, and $6,262 of various other loans. The weighted average interest rate on all indebtedness of the Company as of June 30, 2000 was approximately 7.7% compared to 5.9% as of June 30, 1999. In addition, at June 30, 2000, the Company had $1,039 of letters of credit outstanding and $55,561 of additional funds available under the Syndicated Debt.

         On March 31, 1999, the Company announced its intention to repurchase up to 1 million shares of its Common Stock. As of June 1999, the Company had repurchased all 1 million shares at prevailing market prices for an aggregate purchase price of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of November 1999, the Company had repurchased all 500 thousand shares under this plan at prevailing market rates for an aggregate purchase price of $25,273. On July 13, 2000, the Company announced its intention to repurchase up to 500 thousand shares of its Common Stock. On July 21, 2000, the Company announced that it increased its share repurchase program from 500 thousand to 1 million shares of the Company's stock. The shares will be purchased in the open market from time to time at prevailing market prices or in privately negotiated transactions. As of July 31, 2000, the Company had repurchased 450 thousand shares under this plan at prevailing market prices for an aggregate purchase price of $25,180. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities maintained with Mellon Bank, N.A.

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

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to the current exchange rates and the resulting gains and losses are recorded in other income. These gains and losses offset the revaluation of the related foreign currency denominated receivables. At June 30, 2000, the open foreign exchange contracts were in Yen, Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $13,112, will expire over the next nine months and have contract rates of 102.73 to 103.93 Yen, 0.8958 to 0.9600 Euro, 1.5071 to 1.5885
Sterling pound, 1.4744 to 1.4762 Canadian dollar, 1.6280 to 1.6438 Swiss franc and 0.6002 to 0.6058 Australian dollar, all per U.S. dollar. The effect of these contracts on net income for the three month period ended June 30, 2000 was approximately $600, which is offset by the revaluation of the related foreign currency denominated receivables.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At June 30, 2000, the Company had open contracts valued at approximately $13,112 and with a fair value of approximately $12,999.

PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits.

                21.1 Subsidiaries of the Company

                27.1 Financial Data Schedule - June 30, 2000

          (b)   Reports on Form 8-K.

                None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLACK BOX CORPORATION



         August 14, 2000                  By: /s/  Anna M. Baird
                                             -------------------------
                                             Anna M. Baird, Vice President,
                                             Chief Financial Officer, Treasurer,
                                             and Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

   21.1             Subsidiaries of the Company

   27.1             Financial Data Schedule - June 30, 2000