Form 10-Q
period 2000-09-30
BLACK BOX CORP
filed 2000-11-14
CIK 849547

                                                   Fiscal 2001 Second Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

             YES  _X_                NO ___

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of October 27, 2000 was 18,889,880 shares.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    (Unaudited)
                                                                                   September 30,             March 31,
ASSETS                                                                                 2000                     2000
                                                                                   ------------             ------------
Current assets:
      Cash and cash equivalents                                                     $   9,027                $   8,643
      Accounts receivable, net of allowance for doubtful
          accounts of $7,644 and $6,304, respectively                                 141,269                  115,958
      Inventories, net                                                                 48,071                   44,582
      Costs and estimated earnings in excess of billings
          on uncompleted contracts                                                     21,308                    7,953
      Other current assets                                                             21,132                   17,398
                                                                                    ---------                ---------
                           Total current assets                                       240,807                  194,534

Property, plant and equipment, net of accumulated depreciation
      of $28,816 and $25,671, respectively                                             42,665                   40,445
Intangibles, net of accumulated amortization of $41,405 and
      $35,629, respectively                                                           291,235                  215,366
Other assets                                                                            3,995                    1,944
                                                                                    ---------                ---------
                           Total assets                                             $ 578,702                $ 452,289
                                                                                    =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current debt                                                                  $     863                $     969
      Accounts payable                                                                 53,650                   38,374
      Billings in excess of costs and estimated earnings
          on uncompleted contracts                                                      9,254                    3,655
      Other accrued expenses                                                           31,932                   27,087
      Accrued income taxes                                                              7,528                    8,468
                                                                                    ---------                ---------
                           Total current liabilities                                  103,227                   78,553

Long-term debt                                                                        146,996                  105,374
Other liabilities                                                                      10,554                   10,035

Stockholders' equity:
      Preferred stock authorized 5,000,000; par value $1.00;
          none issued and outstanding
      Common stock authorized 100,000,000; par value $.001;
          issued 20,728,986 and 19,940,217, respectively                                   21                       20
      Additional paid-in capital                                                      201,783                  144,828
      Retained earnings                                                               216,366                  186,056
      Treasury stock, at cost, 1,950,000 and 1,500,000 shares,
          respectively                                                                (92,432)                 (67,253)
      Cumulative foreign currency translation adjustments                              (7,813)                  (5,324)
                                                                                    ---------                ---------
                           Total stockholders' equity                                 317,925                  258,327
                                                                                    ---------                ---------
                           Total liabilities and stockholders' equity               $ 578,702                $ 452,289
                                                                                    =========                =========


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                             Three month period ended                Six month period ended
                                                                  September 30,                          September 30,
                                                             2000               1999                2000               1999
                                                           ---------          ---------           ---------          ---------

Revenues                                                   $ 207,900          $ 117,889           $ 376,936          $ 215,409
     Cost of sales                                           123,681             66,775             222,257            118,876
                                                           ---------          ---------           ---------          ---------

Gross profit                                                  84,219             51,114             154,679             96,533

     Selling, general and administrative expenses             51,346             30,065              93,784             56,558
     Intangibles amortization                                  3,170              1,366               5,818              2,655
                                                           ---------          ---------           ---------          ---------

Operating income                                              29,703             19,683              55,077             37,320

     Interest expense, net                                     3,041                624               5,254                674
     Other expense/(income), net                                 134                (77)                134                (77)
                                                           ---------          ---------           ---------          ---------

Income before income taxes                                    26,528             19,136              49,689             36,723

     Provision for income taxes                               10,346              7,559              19,379             14,506
                                                           ---------          ---------           ---------          ---------

Net income                                                 $  16,182          $  11,577           $  30,310          $  22,217
                                                           =========          =========           =========          =========


Basic earnings per common share                            $    0.86          $    0.66           $    1.62          $    1.26
                                                           =========          =========           =========          =========

Diluted earnings per common share                          $    0.82          $    0.62           $    1.54          $    1.18
                                                           =========          =========           =========          =========

Weighted average common shares                                18,785             17,657              18,704             17,688
                                                           =========          =========           =========          =========

Weighted average common and
     common equivalent shares                                 19,681             18,811              19,735             18,801
                                                           =========          =========           =========          =========




                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                           Cumulative
                                              Common Stock                     Additional                    Foreign
                                         ---------------------     Treasury     Paid-in       Retained      Currency
                                           Shares      Amount       Stock        Capital      Earnings     Translation     Total
                                         ----------    ------      --------    ----------     --------     -----------     -----

Balance at March 31, 1999                18,147,358       18            --         59,272     137,204         (3,842)      192,652

Net income                                       --         --            --             --     48,852            --        48,852
Purchase of treasury stock                       --         --       (67,253)            --         --            --       (67,253)
Issuance of common stock                  1,148,570          1            --         64,676         --            --        64,677
Exercise of options                         644,289          1            --         12,987         --            --        12,988
Tax benefit from exercised options               --         --            --          7,893         --            --         7,893
Foreign currency translation
   adjustment                                   --         --            --             --          --        (1,482)       (1,482)
                                         ----------     ------       -------      ---------    -------        ------       -------

Balance at March 31, 2000                19,940,217         20       (67,253)       144,828    186,056        (5,324)      258,327

Net income                                       --         --            --             --     30,310            --        30,310
Purchase of treasury stock                       --         --       (25,179)            --         --            --       (25,179)
Issuance of common stock                    738,822          1            --         55,564         --            --        55,565
Exercise of options                          49,947         --            --            904         --            --           904
Tax benefit from exercised options               --         --            --            487         --            --           487
Foreign currency translation
   adjustment                                   --         --             --             --         --        (2,489)       (2,489)
                                         ----------     ------       -------      ---------    -------        ------       -------
 Balance at September 30, 2000           20,728,986         21       (92,432)       201,783    216,366        (7,813)      317,925
                                         ==========     ======       =======      =========    =======        ======       =======


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                  Six month period ended
                                                                                       September 30,
                                                                               2000                     1999
                                                                             ---------                ---------
Cash flows from operating activities:
       Net income                                                            $  30,310                $  22,217
       Adjustments to reconcile net income to cash provided
         by operating activities:
           Intangibles amortization                                              5,818                    2,655
           Depreciation                                                          3,775                    2,173
           Other                                                                    --                       11
       Changes in working capital items:
           Accounts receivable, net                                             (8,679)                  (8,999)
           Inventories, net                                                     (1,716)                  (1,982)
           Other current assets                                                 (8,564)                  (4,679)
           Accounts payable and accrued liabilities                              6,886                    1,094
                                                                             ---------                ---------
       Cash provided by operating activities                                    27,830                   12,490
                                                                             ---------                ---------

Cash flows from investing activities:
           Capital expenditures (net of dispositions of $1,400
             and $0, respectively)                                              (2,945)                  (4,735)
           Mergers, net of cash acquired                                       (38,180)                  (5,794)
                                                                             ---------                ---------
       Cash (used) in investing activities                                     (41,125)                 (10,529)
                                                                             ---------                ---------

Cash flows from financing activities:
           Repayment of borrowings                                             (93,550)                  (4,897)
           Proceeds from borrowings                                            134,524                   51,839
           Proceeds from exercise of options                                     1,391                    7,974
           Purchase of Treasury Stock                                          (25,179)                 (58,765)
                                                                             ---------                ---------
       Cash provided by/(used in) financing activities                          17,186                   (3,849)
                                                                             ---------                ---------

Effect of foreign currency adjustments on cash                                  (3,507)                      (5)
                                                                             ---------                ---------

Increase/(decrease) in cash and cash equivalents                                   384                   (1,893)
Cash and cash equivalents at beginning of period                                 8,643                    5,946
                                                                             ---------                ---------

Cash and cash equivalents at end of period                                   $   9,027                $   4,053
                                                                             =========                =========


Interest paid                                                                $   4,629                $     667
                                                                             ---------                ---------
Income taxes paid                                                            $  19,842                $   6,296
                                                                             ---------                ---------


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


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

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:


                                        September 30,            March 31,
                                            2000                   2000
                                            ----                   ----
         Raw materials                   $  2,686                $  2,485
         Work-in-process                       56                      23
         Finished goods                    49,248                  45,858
         Inventory reserve                 (3,919)                 (3,784)
                                         --------                --------
         Inventory, net                  $ 48,071                $ 44,582
                                         ========                ========


NOTE 3 - FINANCIAL DERIVATIVES

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in cost of sales. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in cost of sales.

         At September 30, 2000, the open foreign exchange contracts were in Yen, Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $18,288, will expire over the next six months, with the exception of the contract related to the Company's acquisition of Data Specialties Europe Ltd., which expires on April 30, 2002. The open contracts have contract rates of 102.73 to 103.93 Yen, 0.9023 to 0.9578 Euro, 1.5041 to 1.5318 Sterling pound, 1.4782 to 1.5028 Canadian dollar, 1.6110 to 1.6297 Swiss franc and 0.5875 to 0.5912 Australian dollar, all per U.S. dollar. The effect of these contracts on net income for the three and six month periods ended September 30, 2000 was approximately $1,200

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


and $1,800, respectively, which is offset by the revaluation of the related foreign currency denominated receivables.

NOTE 4 - COMPREHENSIVE INCOME

         In the first quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in stockholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the three and six month periods ended September 30, 2000 and the three and six month periods ended September 30, 1999 were $14,489, $27,821, $12,736 and $22,424, respectively.

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

                                                           Three month period ended                     Six month period ended
                                                                 September 30,                               September 30,
                                                           2000                 1999                  2000                  1999
                                                           ----                 ----                  ----                  ----

Net income for earnings per share
   Computation                                           $16,182               $11,577               $30,310               $22,217

Basic earnings per common share:
   Weighted average common shares                         18,785                17,657                18,704                17,688
                                                         -------               -------               -------               -------

   Basic earnings per common share                       $  0.86               $  0.66               $  1.62               $  1.26
                                                         =======               =======               =======               =======

Diluted earnings per common share:
   Weighted average common shares                         18,785                17,657                18,704                17,688
   Shares issuable from assumed conversion
     of common stock equivalents                             896                 1,154                 1,031                 1,113
                                                         -------               -------               -------               -------
   Weighted average common and common
     equivalent shares                                    19,681                18,811                19,735                18,801
                                                         -------               -------               -------               -------

   Diluted earnings per common share                     $  0.82               $  0.62               $  1.54               $  1.18
                                                         =======               =======               =======               =======

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


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

         In June 2000, the SEC staff issued SAB 101, which further establishes accounting and reporting standards for revenue recognition. The Company is currently evaluating the effects of SAB 101 and does not expect its adoption to have a material effect on the Company's financial statements or results of operations. The Company will adopt the new literature in the fourth quarter of Fiscal 2001.

NOTE 7 - CHANGES IN BUSINESS

         During the six months ended September 30, 2000, the Company successfully completed fifteen business combinations which have been accounted for using the purchase method of accounting: April 2000 - Cabling Concepts, Inc. and Teldata Corporation; June 2000 - ST Communications & Cabling, Inc., GMCI Netcomm, Inc., Allcom Electric, Inc., Vista Information Technologies, Inc. and Schoeller Connectivity Gmbh; July 2000 - Ascor bvba, Carey Systems Company, Datel Communications, Inc., Data Specialties Europe Ltd., and Midwest Electronics and Communications, Inc.; August 2000 - Duracom, Inc. and Sterling Technology Systems, Inc.; September 2000 - Da/Com Limited. In connection with the above fifteen business combinations, the Company issued an aggregate of 729 thousand shares of its common stock in exchange for all of the outstanding shares of the above fifteen companies. In addition, an aggregate of approximately $39,900 in cash was used to acquire the above fifteen companies. This includes $3,133 of cash currently being held in a collateral account for the purchase of Data Specialties Europe Ltd. This amount is included in the Company's other assets balance as of September 30, 2000, as it is considered long-term restricted cash. In accordance with the acquisition agreement, the Company will pay Data Specialties Europe Ltd. the total balance held in escrow on April 30, 2003.

         The aggregate purchase price of the above fifteen companies was approximately $94,300 and resulted in goodwill after assumed liabilities of approximately $81,500, which is being amortized over twenty-five years.

         As of September 30, 2000, certain merger agreements provide for contingent payments, depending on future performance, of up to $19,550, of which $1,312 have been satisfied and paid. Upon meeting the future performance goals, goodwill will be adjusted for the amount of the contingent payments.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


         The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if the acquired entities had been purchased at the beginning of the stated periods:

                                                       Three month period               Six month period
                                                       ended September 30,             ended September 30,
                                               ---------------- ----------------- ---------------- -----------------
                                                    2000              1999             2000              1999
                                                 (unaudited)      (unaudited)       (unaudited)      (unaudited)
---------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Revenue                      As reported              $207,900          $117,889         $376,936          $215,409
                             Pro forma                 210,309           204,197          402,833           385,592
---------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Net income                   As reported              $ 16,182          $ 11,577         $ 30,310          $ 22,217
                             Pro forma                  16,230            15,322           31,818            29,595
---------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Earnings per share           As reported               $  0.82           $  0.62          $  1.54           $  1.18
                             Pro forma                 $  0.82           $  0.75          $  1.59           $  1.44
---------------------------- ----------------- ---------------- ----------------- ---------------- -----------------


NOTE 8 - TREASURY STOCK

         On March 31, 1999, the Company announced its intention to repurchase up to one million shares of its Common Stock. As of June 1999, the Company had repurchased all one million shares at prevailing market prices for an aggregate purchase price of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of November 1999, the Company had repurchased all 500 thousand shares under this plan at prevailing market prices for an aggregate purchase price of $25,272. On July 13, 2000, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of September 2000, the Company had repurchased 450 thousand shares under this plan at prevailing market prices for an aggregate purchase price of $25,179. On July 21, 2000, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of September 2000, none of the shares under this plan have been repurchased. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities maintained with Mellon Bank, N.A.


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

                             BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)


prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement.

         The Company's total debt at September 30, 2000 was comprised of $110,700 under the Mellon Long Term Revolver, $33,000 under the Mellon Short Term Revolver, and $4,159 of various other loans. The weighted average interest rate on all indebtedness of the Company as of September 30, 2000 was approximately 7.7% compared to 6.1% as of September 30, 1999.

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


Summary information by reportable segment is as follows:

                                Three month period ended              Six month period ended
                                     September 30,                         September 30,
--------------------------------------------------------------------------------------------------
                                2000              1999               2000                1999
--------------------------------------------------------------------------------------------------

On-Site Services
     Revenues                $ 111,122          $  29,906          $ 191,163          $  47,708
     Worldwide EBITA            14,863              3,938             25,437              6,144

Phone Services
     Revenues                $  96,778          $  87,983          $ 185,773          $ 167,701
     Worldwide EBITA            18,622             17,676             36,782             35,007
Other
     Revenues                $      --          $      --          $      --          $      --
     Worldwide EBITA              (612)              (565)            (1,324)            (1,176)
--------------------------------------------------------------------------------------------------


The following is a reconciliation between the reportable segment data and the corresponding consolidated amount for EBITA:

EBITA

                                   Three month period ended             Six month period ended
                                         September 30,                       September 30,
---------------------------------------------------------------------------------------------------
                                    2000              1999              2000              1999
---------------------------------------------------------------------------------------------------

Total Worldwide EBITA for
     reportable segments          $ 33,485          $ 21,614          $ 62,219          $ 41,151
Other EBITA                           (612)             (565)           (1,324)           (1,176)

Total Consolidated EBITA          $ 32,873          $ 21,049          $ 60,895          $ 39,975
---------------------------------------------------------------------------------------------------

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



The following is summary information of assets by reportable segment and a reconciliation to the consolidated assets:

ASSETS

-----------------------------------------------------------------------------------------
                                                  September 30,              March 31,
                                                      2000                     2000
-----------------------------------------------------------------------------------------
On-Site Services                                    $ 345,630                $ 221,377
Phone Services                                        501,496                  312,496
                                                    ---------                ---------
  Total assets for reportable segments                847,126                  533,873
Other assets                                          533,272                  340,532
Corporate eliminations                               (801,696)                (422,116)
                                                    ---------                ---------
  Total consolidated assets                         $ 578,702                $ 452,289
-----------------------------------------------------------------------------------------


Information about geographic areas is as follows:

REVENUES

                                    Three month period ended                      Six month period ended
                                          September 30,                                 September 30,
--------------------------------------------------------------------------------------------------------------
                                   2000                   1999                   2000                   1999
--------------------------------------------------------------------------------------------------------------

North America                    $157,464               $ 77,898               $280,950               $139,965
Europe                             32,364                 24,103                 62,843                 46,714
Pacific Rim                        12,657                 10,936                 22,806                 19,864
Latin America                       5,415                  4,952                 10,337                  8,866
                                 --------               --------               --------               --------
    Total revenues               $207,900               $117,889               $376,936               $215,409
--------------------------------------------------------------------------------------------------------------


ASSETS

-----------------------------------------------------------------------------------
                                               September 30,            March 31,
                                                   2000                   2000
-----------------------------------------------------------------------------------
North America                                    $473,669               $364,303
Europe                                             75,762                 60,311
Pacific Rim                                        16,813                 16,200
Latin America                                      12,458                 11,475
                                                 --------               --------
  Total consolidated assets                      $578,702               $452,289
-----------------------------------------------------------------------------------


NOTE 11 - SUBSEQUENT EVENTS

         In October 2000, the Company effected a merger with Clear Communications, Inc. ("Clear Communications"). Established in 1989 in Seattle, Washington, privately held Clear Communications provides technical design, installation and maintenance services for telecommunication, premise cabling and related products to customers primarily in the greater

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



Seattle area. The results of operations and financial position of Clear Communications are not material to the Company's consolidated results of operations or financial position.

         In October 2000, the Company effected a merger with Person-to-Person Communications, Inc. ("Person-to-Person"). Established in 1986 in Alexandria, Virginia, privately held Person-to-Person provides technical design, installation and maintenance services for telecommunication, premise cabling and related products to customers primarily in the Mid-Atlantic region. The results of operations and financial position of Person-to-Person are not material to the Company's consolidated results of operations or financial position.

         In October 2000, the Company effected a merger with Smiles Communication Systems, Inc. ("Smiles Communication"). Established in 1986 in Johnson City, Tennessee, privately held Smiles Communication provides technical design, installation and maintenance services for telecommunication, premise cabling and related products to customers primarily in the southeast United States. The results of operations and financial position of Smiles Communication are not material to the Company's consolidated results of operations or financial position.

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

                                              Three month period ended           Six month period ended
                                                   September 30,                     September 30,
                                           -------------------------------------------------------------
                                               2000             1999             2000             1999
                                               ----             ----             ----             ----

Revenues                                   $  207,900         $117,889         $376,936         $215,409
                                           ==========         ========         ========         ========

Revenues:
  On-Site Support
    North America                                50.9%            25.1%            48.5%            21.9%
    International                                 2.5              0.3              2.2              0.2
                                                -----            -----            -----            -----
  Total On-Site Support                          53.4             25.4             50.7             22.1
                                                -----            -----            -----            -----
  Phone Support:
    North America                                24.8             41.0             26.0             43.1
    International                                21.8             33.6             23.3             34.8
                                                -----            -----            -----            -----
  Total Phone Support                            46.6             74.6             49.3             77.9
                                                -----            -----            -----            -----
  Total Revenues                                100.0%           100.0%           100.0%           100.0%


         Revenues for the three and six month periods ended September 30, 2000 were $207,900 and $376,936, respectively, an increase of $90,011, or 76%, and $161,527, or 75%, respectively, over the same period in the prior year. Revenues from on-site services for the three months ended September 30, 2000 (Second Quarter 2001) were $111,122, an increase of $81,216, or 272%, over revenues for the three months ended September 30, 1999 (Second Quarter 2000). For the six months ended September 30, 2000, revenues from on-site services were $191,163, an increase of $143,454, or 301%, over revenues for the six months ended September 30, 1999. On-site services revenue growth for the quarter and year-to-date was primarily due to the Company's continued geographic expansion of its technical services capabilities through merger as well as strong demand for on-site services from existing on-site customers.

         Reported revenues from the Company's phone services business for Second Quarter 2001 were $96,778, an increase of $8,795, or 10%, over revenues for Second Quarter 2000. For the six months ended September 30, 2000, revenues from the phone support business were $185,773, an increase of $18,073, or 11%, over revenues for the six months ended September 30, 1999. If exchange rates had remained constant from the corresponding periods in the prior year, phone services revenues for the three and six month periods ended September 30, 2000 would have increased 13% and 14%, respectively. Phone services revenue growth was driven primarily by strong sales in Europe and Japan. Phone services revenues from North America for Second Quarter 2001 were $51,587, an increase of $3,267, or 7%, over revenues for Second Quarter 2000. For the six months ended September 30, 2000, phone services revenues from North America were $97,958, an increase of $5,139, or 6%, over revenues for the six months ended September 30, 1999. North American phone services revenue growth was driven by strong demand for infrastructure products and switch products, including ServSwitch(TM), from customers of all sizes. International phone services revenues for Second Quarter 2001 were $45,191, an increase of $5,528, or 14%, over revenues for Second Quarter 2000. For the six months ended September 30, 2000, International phone services revenues were $87,815, an increase of $12,934, or 17%, over revenues for the six months ended September 30, 1999. International phone services revenue growth for the Second Quarter 2001 and the six months ended September 30, 2000 was driven by increased demand in nearly all product lines, especially infrastructure products, switches, and LAN products. If exchange rates had remained constant from the corresponding periods in the prior year, International phone services revenues for the three and six month periods ended September 30, 2000 would have increased 21% and 24%, respectively.

         Reported revenue dollar and percentage changes by geographic region were as follows: Europe revenues increased $8,269, or 34%, in Second Quarter 2001, and $16,136, or 35%, year-to-date; Pacific Rim revenue increased $1,721, or 16%, in Second Quarter 2001, and $2,942, or 15%, year-to-date; and Latin American revenue increased $463, or 9%, in Second Quarter 2001, and $1,471, or 17%, year-to-date. If the exchange rate relative to the U.S. dollar had remained unchanged from the corresponding periods in the prior year, Europe revenues would have increased 50% in Second Quarter 2001, and 48% year-to-date; Pacific Rim revenues would have increased 13% in Second Quarter 2001, and 10% year-to-date; and Latin America revenues would have increased 10% in Second Quarter 2001, and 18% year-to-date.

         Gross profit in Second Quarter 2001 increased to $84,219, or 40.5% of revenues, from $51,114, or 43.4% of revenues, in Second Quarter 2000. Gross profit for the six month period ended September 30, 2000 increased to $154,679, or 41.0% of revenues, from $96,533, or 44.8% of revenues over the same period in the prior year. The decline in gross profit margin was due primarily to the increase in percentage of revenues from the Company's on-site services which provides lower gross margins. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was

41.3% for Second Quarter 2001 compared to 43.2% for Second Quarter 2000 and 41.5% for the six months ended September 30, 2000 compared to 44.8% for the six months ended September 30, 1999.

         Selling, general and administrative ("SG&A") expenses in Second Quarter 2001 were $51,346, or 24.7% of revenues, an increase of $21,281 over SG&A expenses of $30,065, or 25.5% of revenues, in Second Quarter 2000. SG&A expenses for the six month period ended September 30, 2000 were $93,784, or 24.9% of revenues, an increase of $37,226 over SG&A expenses of $56,558, or 26.3% of revenues over the same period in the prior year. SG&A expense as a percentage of revenues decreased from last year primarily due to the increase in percentage of revenue from the Company's on-site services which incurs lower operating expenses relative to revenues. The dollar increase over the prior year related primarily to additional marketing and personnel costs worldwide and additional costs from newly-merged operations which are included in Second Quarter 2001 but not in Second Quarter 2000.

         Operating income before amortization in Second Quarter 2001 was $32,873, or 15.8% of revenues, compared to $21,049, or 17.9% of revenues, in Second Quarter 2000. Operating income before amortization for the six month period ended September 30, 2000 was $60,895, or 16.2% of revenues, compared to $39,975, or 18.6% of revenues over the same period in the prior year. The decline in margin was due primarily to the increase in percentage of revenues from the Company's on-site services which operate at slightly lower margins. Intangible amortization for the three and six month periods ended September 30, 2000 was $3,170, an increase of $1,804, or 132%, and $5,818, an increase of $3,163, or 119%, respectively. The increase in amortization is due to additional goodwill related to the Company's continued expansion of its technical services by merger.

         Net interest expense for the three and six month periods ended September 30, 2000 was $3,041 and $5,254, respectively, an increase from the same periods last year of $2,417 and $4,580, respectively, due to an increase in borrowings for the repurchase of the Company's Common Stock and several mergers which were completed with cash.

         The tax provision in Second Quarter 2001 was $10,346, or an effective tax rate of 39.0%, which is comparable to $7,559, or an effective tax rate of 39.5%, in Second Quarter 2000. The tax provision for the six month period ended September 30, 2000 was $19,379, or an effective tax rate of 39%, which is comparable to $14,506, or an effective tax rate of 39.5%, for the six month period ended September 30, 1999.

         Net income for Second Quarter 2001 was $16,182 compared to $11,577 in Second Quarter 2000, an increase of 40%. Net income for the six month period ended September 30, 2000 was $30,310 compared to $22,217 for the six month period ended September 30, 1999, an increase of 36%. This growth was primarily due to strong revenue growth and the successful expansion of the Company's on-site services by merger.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net proceeds from borrowings increased by $18,197 and $41,516 for the three and six month periods ended September 30, 2000, respectively, as a result of borrowings used to finance the repurchase of its Common Stock and to continue expansion of its on-site services by merger. As of September 30, 2000, the Company had cash and cash equivalents of $9,027, working capital of $137,580, and total debt of $147,859.

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

         The Company's total debt at September 30, 2000 was comprised of $110,700 under the Mellon Long Term Revolver, $33,000 under the Mellon Short Term Revolver, and $4,159 of various other loans. The weighted average interest rate on all indebtedness of the Company as of September 30, 2000 was approximately 7.7% compared to 6.1% as of September 30, 1999. In addition, at September 30, 2000, the Company had $996 of letters of credit outstanding and $35,304 of additional funds available under the Syndicated Debt.

         On March 31, 1999, the Company announced its intention to repurchase up to one million shares of its Common Stock. As of September 1999, the Company had repurchased all one million shares at prevailing market prices for an aggregate purchase price of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of November 1999, the Company had repurchased all 500 thousand shares under this plan at prevailing market rates for an aggregate purchase price of $25,272. On July 13, 2000, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of September 2000, the Company had repurchased 450 thousand shares under this plan at prevailing market prices for an aggregate purchase price of $25,179. On July 21, 2000, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of September 2000, none of the shares under this plan have been repurchased. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities maintained with Mellon Bank, N.A.

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

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in cost of sales. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in cost of sales. At September 30, 2000, the open foreign exchange contracts were in Yen, Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $18,288, will expire over the next six months, with the exception of the contract related to the Company's acquisition of Data Specialties Europe Ltd., which expires on April 30, 2002. The open contracts have contract rates of 102.73 to 103.93 Yen, 0.9023 to 0.9578 Euro, 1.5041 to 1.5318 Sterling pound, 1.4782 to 1.5028 Canadian dollar, 1.6110 to 1.6297 Swiss franc and 0.5875 to 0.5912 Australian dollar, all per U.S. dollar. The effect of these contracts on net income for the three and six month periods ended September 30, 2000 was approximately $1,200 and $1,800, respectively, which is offset by the revaluation of the related foreign currency denominated receivables.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At September 30, 2000, the Company had open contracts valued at approximately $18,288 with a fair value of approximately $17,351.

                           PART II OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 8, 2000, the Company held its annual meeting of stockholders. The five matters voted upon at the annual meeting were: (i) the election of directors; (ii) the amendment to the Second Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock;
(iii) the amendment to the 1992 Stock Option Plan to increase the number of shares authorized; (iv) the amendment to the 1992 Stock Option Plan to allow participation by key hourly employees; and (v) the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 2001.

         Each of the Company's nominees for director was re-elected at the annual meeting by the following vote:

                         SHARES          SHARES       SHARES         BROKER
                         VOTED FOR       WITHHELD     ABSTAINING     NON-VOTES
                        ----------       --------     ----------     ---------
William F. Andrews      16,551,380        362,295         0              0
Thomas G. Greig         16,550,926        362,749         0              0
William R. Newlin       16,320,968        592,707         0              0
Brian D. Young          16,323,052        590,623         0              0
Fred C. Young           16,499,365        414,310         0              0


         The amendment to the Second Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock was approved by the following vote:

      SHARES           SHARES VOTED           SHARES            BROKER
     VOTED FOR            AGAINST           ABSTAINING         NON-VOTES
     ---------         ------------         ----------         ---------
     11,637,305         5,212,629             63,741               0


         The amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan was approved by the following vote:

      SHARES           SHARES VOTED           SHARES            BROKER
     VOTED FOR            AGAINST           ABSTAINING         NON-VOTES
     ---------         ------------         ----------         ---------
     9,488,099           7,357,650            67,926               0

         The amendment to the 1992 Stock Option Plan to allow participation by key hourly employees was approved by the following vote:

      SHARES           SHARES VOTED           SHARES            BROKER
     VOTED FOR            AGAINST           ABSTAINING         NON-VOTES
     ----------        ------------         ----------         ---------
     12,745,423         4,101,822             66,430               0


                The appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 2001 was approved by the following vote:

      SHARES           SHARES VOTED           SHARES            BROKER
     VOTED FOR            AGAINST           ABSTAINING         NON-VOTES
     ----------        ------------         ----------         ---------
     16,889,681            6,305              17,689               0

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

                   3(i) Second Restated Certificate of Incorporation of the Company, as amended

                  10.1     1992 Stock Option Plan, as amended

                  21.1     Subsidiaries of the Company

                  27.1     Financial Data Schedule - September 30, 2000

         (b)   Reports on Form 8-K.

                  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BLACK BOX CORPORATION


         November 14, 2000                   By:   /s/  Anna M. Baird
                                                ---------------------
                                             Anna M. Baird, Vice President,
                                             Chief Financial Officer, Treasurer,
                                             and Principal Accounting Officer

                                  EXHIBIT INDEX




Exhibit
No.
-------
 3(i) Second Restated Certificate of Incorporation of the Company, as amended

10.1             1992 Stock Option Plan, as amended

21.1             Subsidiaries of the Company

27.1             Financial Data Schedule - September 30, 2000