Form 10-Q
period 2000-12-31
BLACK BOX CORP
filed 2001-02-14
CIK 849547

                                                       Fiscal 2001 Third Quarter


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
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

                                   YES  ___X____         NO _______

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of January 31, 2001 was 19,169,677 shares.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                                    (Unaudited)
                                                                                    December 31,         March 31,
                                                                                       2000                 2000
                                                                                     ---------          ----------
ASSETS
Current assets:
       Cash and cash equivalents                                                     $   7,796         $   8,643
       Accounts receivable, net of allowance for doubtful
           accounts of $9,233 and $6,304, respectively                                 157,302           115,958
       Inventories, net                                                                 49,855            44,582
       Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                     26,072             7,953
       Other current assets                                                             27,185            17,398
                                                                                     ---------         ---------
                                 Total current assets                                  268,210           194,534

Property, plant and equipment, net of accumulated depreciation
       of $30,984 and $25,671, respectively                                             44,556            40,445
Intangibles, net of accumulated amortization of $44,576 and
       $35,629, respectively                                                           318,525           215,366
Other assets                                                                             4,728             1,944
                                                                                     ---------         ---------
                                 Total assets                                        $ 636,019         $ 452,289
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                                  $   1,215         $     969
       Accounts payable                                                                 67,695            38,374
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                      6,549             3,655
       Other accrued expenses                                                           38,314            27,087
       Accrued income taxes                                                             12,554             8,468
                                                                                     ---------         ---------
                                 Total current liabilities                             126,327            78,553

Long-term debt                                                                         143,554           105,374
Other liabilities                                                                        7,945            10,035

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 100,000,000; par value $.001;
           issued 21,148,840 and 19,940,217, respectively                                   21                20
       Additional paid-in capital                                                      232,292           144,828
       Retained earnings                                                               233,140           186,056
       Treasury stock, at cost, 2,105,000 and 1,500,000 shares,
           respectively                                                               (100,355)          (67,253)
       Cumulative foreign currency translation adjustments                              (6,905)           (5,324)
                                                                                     ---------         ---------
                                 Total stockholders' equity                            358,193           258,327
                                                                                     ---------         ---------
                                 Total liabilities and stockholders' equity          $ 636,019         $ 452,289
                                                                                     =========         =========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)
                    (In thousands, except per share amounts)



                                                         Three month period ended         Nine month period ended
                                                               December 31,                    December 31,
                                                           2000             1999           2000             1999
                                                         ---------        --------       ---------        --------
Revenues                                                 $218,511        $127,128        $595,447         $342,537
      Cost of sales                                       129,888          71,536         352,145          190,412
                                                         --------        --------        --------         --------

Gross profit                                               88,623          55,592         243,302          152,125

      Selling, general and administrative expenses         54,845          33,093         148,629           89,651
      Intangibles amortization                              3,362           1,625           9,180            4,280
                                                         --------        --------        --------         --------

Operating income                                           30,416          20,874          85,493           58,194

      Interest expense, net                                 3,237           1,012           8,491            1,609
      Other (income), net                                    (320)             --            (186)              --
                                                         --------        --------        --------         --------

Income before income taxes                                 27,499          19,862          77,188           56,585

      Provision for income taxes                           10,725           7,557          30,104           22,063
                                                         --------        --------        --------         --------

Net income                                               $ 16,774        $ 12,305        $ 47,084         $ 34,522
                                                         ========        ========        ========         ========


Basic earnings per common share                          $   0.88        $   0.68        $   2.50         $   1.95
                                                         ========        ========        ========         ========

Diluted earnings per common share                        $   0.84        $   0.65        $   2.37         $   1.85
                                                         ========        ========        ========         ========

Weighted average common shares                             18,991          18,127          18,800           17,727
                                                         ========        ========        ========         ========

Weighted average common and
      common equivalent shares                             20,034          19,076          19,851           18,627
                                                         ========        ========        ========         ========



                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                        Cumulative
                                            Common Stock                     Additional                   Foreign
                                        ---------------------     Treasury     Paid-in      Retained     Currency
                                          Shares        Amount      Stock      Capital      Earnings    Translation       Total
                                          ------        ------      -----      -------      --------    -----------       -----
Balance at March 31, 1999                18,147,358       $18          --      $ 59,272     $137,204     ($3,842)       $192,652

Net income                                       --        --          --            --       48,852          --          48,852
Purchase of treasury stock                       --        --     (67,253)           --           --          --         (67,253)
Issuance of common stock                  1,148,570         1          --        64,676           --          --          64,677
Exercise of options                         644,289         1          --        12,987           --          --          12,988
Tax benefit from exercised options               --        --          --         7,893           --          --           7,893
Foreign currency translation
    adjustment                                   --        --          --            --           --      (1,482)         (1,482)
                                         ----------       ---   ---------      --------     --------     -------        --------

Balance at March 31, 2000                19,940,217        20     (67,253)      144,828      186,056      (5,324)        258,327

Net income                                       --        --          --            --       47,084          --          47,084
Purchase of treasury stock                       --        --     (33,102)           --           --          --         (33,102)
Issuance of common stock                  1,124,708         1          --        85,182           --          --          85,183
Exercise of options                          83,915        --          --         1,483           --          --           1,483
Tax benefit from exercised options               --        --          --           799           --          --             799
Foreign currency translation
    adjustment                                   --        --          --            --           --      (1,581)         (1,581)
                                         ----------       ---   ---------      --------     --------     -------        --------

 Balance at December 31, 2000            21,148,840       $21   ($100,355)     $232,292     $233,140     ($6,905)       $358,193
                                         ==========       ===   =========      ========     ========     =======        ========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                           Nine month period ended
                                                                                 December 31,
                                                                           2000                1999
                                                                         ---------           --------
Cash flows from operating activities:
       Net income                                                        $  47,084           $ 34,522
       Adjustments to reconcile net income to cash provided
         by operating activities:
            Intangibles amortization                                         9,180              4,280
            Depreciation                                                     5,955              3,478
            Other                                                               --               (103)
       Changes in working capital items:
            Accounts receivable, net                                       (17,144)           (10,097)
            Inventories, net                                                (2,253)            (5,585)
            Other current assets                                           (14,028)            (5,534)
            Accounts payable and accrued liabilities                        17,035              2,826
                                                                         ---------           --------
       Cash provided by operating activities                                45,829             23,787
                                                                         ---------           --------

Cash flows from investing activities:
            Capital expenditures (net of dispositions of $1,400
              and $0, respectively)                                         (5,684)            (8,065)
            Mergers, net of cash acquired                                  (51,328)           (30,067)
                                                                         ---------           --------
       Cash used in investing activities                                   (57,012)           (38,132)
                                                                         ---------           --------

Cash flows from financing activities:
            Repayment of borrowings                                       (131,150)           (10,374)
            Proceeds from borrowings                                       168,562             80,891
            Proceeds from exercise of options                                2,282             10,784
            Purchase of Treasury Stock                                     (26,856)           (67,254)
                                                                         ---------           --------
       Cash provided by financing activities                                12,838             14,047
                                                                         ---------           --------

Effect of foreign currency adjustments on cash                              (2,502)              (454)
                                                                         ---------           --------

Decrease in cash and cash equivalents                                         (847)              (752)
Cash and cash equivalents at beginning of period                             8,643              5,946
                                                                         ---------           --------

Cash and cash equivalents at end of period                               $   7,796           $  5,194
                                                                         =========           ========

Interest paid                                                            $   8,425           $  1,498
                                                                         ---------           --------
Income taxes paid                                                        $  27,860           $ 10,850
                                                                         ---------           --------

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

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                  December 31,        March 31,
                                     2000               2000
         -------------------------------------------------------
         Raw materials              $ 2,529           $ 2,485
         Work-in-process                  2                23
         Finished goods              51,332            45,858
         Inventory reserve           (4,008)           (3,784)
         -------------------------------------------------------
         Inventory, net             $49,855           $44,582
         =======================================================

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

         At December 31, 2000, the open foreign exchange contracts were in Yen, Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $17,419 will expire over the next three months, with the exception of the contract related to the Company's acquisition of Data Specialties Europe Ltd., which expires on April 30, 2002. The open contracts have contract rates of 102.73 to 103.93 Yen, 0.8804 to 0.8818 Euro, 1.4348 to 1.5318 Sterling pound, 1.4994 to 1.5252 Canadian dollar, 1.6118 to 1.7231 Swiss franc and 0.5462 to 0.5585 Australian dollar, all per U.S. dollar. The effect of these contracts on net income for the three and nine month periods ended December 31, 2000 was approximately $200 and $2,100, respectively, which is offset by the revaluation of the related foreign currency denominated receivables.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


NOTE 4 - COMPREHENSIVE INCOME

         In the first quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in stockholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the three and nine month periods ended December 31, 2000 and the three and nine month periods ended December 31, 1999 were $17,682, $45,503, $11,683 and $34,107, respectively.

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

                                                          Three month period ended     Nine month period ended
                                                                December 31,                 December 31,
                                                       ---------------------------------------------------------------
                                                              2000          1999          2000          1999
--------------------------------------------------------------------------------------------------------------------
Net income for earnings per share
   Computation                                               $16,774       $12,305       $47,084       $34,522

Basic earnings per common share:
   Weighted average common shares                             18,991        18,127        18,800        17,727
--------------------------------------------------------------------------------------------------------------------

   Basic earnings per common share                           $  0.88       $  0.68       $  2.50       $  1.95
====================================================================================================================

Diluted earnings per common share:
   Weighted average common shares                             18,991        18,127        18,800        17,727
   Shares issuable from assumed conversion
     of common stock equivalents                               1,043           949         1,051           900
--------------------------------------------------------------------------------------------------------------------
   Weighted average common and common
     equivalent shares                                        20,034        19,076        19,851        18,627
--------------------------------------------------------------------------------------------------------------------
   Diluted earnings per common share                         $  0.84       $  0.65       $  2.37       $  1.85
====================================================================================================================

Excluded from the calculation above are eight thousand shares for the three month period ended December 31, 2000 and thirteen thousand shares for the nine month period ended December 31, 2000 as the exercise price was greater than the average market price for the time period.

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

         In June 2000, the EITF issued Statement 00-10, "Accounting for Shipping and Handling Fees and Costs". The new standard requires income from shipping and handling to be reflected in revenue. Shipping and handling income currently offsets shipping and handling expense and is reflected net in cost of sales. The Company is currently determining the amount of shipping and handling income to be reclassified and does not expect the amount to be material. The Company will adopt the new literature in the fourth quarter of Fiscal 2001.

NOTE 7 - CHANGES IN BUSINESS

         During the nine months ended December 31, 2000, the Company successfully completed 23 business combinations which have been accounted for using the purchase method of accounting: April 2000 - Cabling Concepts, Inc. and Teldata Corporation; June 2000 - ST Communications & Cabling, Inc., GMCI Netcomm, Inc., Allcom Electric, Inc., Vista Information Technologies, Inc. and Schoeller Connectivity Gmbh; July 2000 - Ascor bvba, Carey Systems Company, Datel Communications, Inc., Data Specialties Europe Ltd., and Midwest Electronics and Communications, Inc.; August 2000 - Duracom, Inc. and Sterling Technology Systems, Inc.; September 2000 - Da/Com Limited; October 2000 - Clear Communications, Inc., Person-To-Person Communications, Inc. and Smiles Communication Systems, Inc.; November 2000 - IntEC Electric Systems Corporation, Orchard Network Solutions Ltd. and Societe Industrielle de Telephonie, Alarme et Video; December 2000 - LANmark Communications, Inc. and G&T Audio, Inc. In connection with the above 23 business combinations, the Company issued an aggregate of 1.115 million shares of its common stock and used approximately $46,000 in cash to acquire all of the outstanding shares of the above 23 companies. This includes $3,133 of cash currently being held in a collateral account, which is considered long-term restricted cash and is included in the Company's other assets balance as of December 31, 2000. The Company expects to release the restricted cash on April 30, 2003.

         The aggregate purchase price of the above 23 companies was approximately $129,900 and resulted in goodwill after assumed liabilities of approximately $111,700, which is being amortized over 25 years.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



         As of December 31, 2000, certain merger agreements provide for contingent payments, of up to $31,125, of which $1,312 have been satisfied and paid. Upon meeting the future performance goals, goodwill will be adjusted for the amount of the contingent payments.

         The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if the acquired entities had been purchased at the beginning of the stated periods:


                                                    Three month period ended            Nine month period ended
                                                            December 31,                      December 31,
                                               ---------------------------------------------------------------------
                                                      2000               1999             2000              1999
                                                   (unaudited)        (unaudited)      (unaudited)       (unaudited)
=======================================================================================================================
Revenue                      As reported              $218,511          $127,128         $595,447          $342,537
                             Pro forma                 223,903           197,583          650,100           594,668
---------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Net income                   As reported              $ 16,774          $ 12,305         $ 47,084          $ 34,522
                             Pro forma                  16,962            12,311           51,421            42,201
---------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Earnings per share           As reported              $   0.84          $   0.65         $   2.37          $   1.85
                             Pro forma                $   0.84          $   0.59         $   2.52          $   2.05
=======================================================================================================================


Pro forma amounts include certain expenses that were eliminated as a result of the merger and will not be expenses in the post-merger period.

NOTE 8 - TREASURY STOCK

         From March 31, 1999 through December 31, 2000, the Company announced its intention to repurchase up to 2.5 million shares of its Common Stock. As of December 31, 2000, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. The Company's most recent announcement was on July 21, 2000 to repurchase 500 thousand shares, of which 105 thousand were repurchased as of December 31, 2000 under this plan, and are included above. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities maintained with Mellon Bank, N.A.

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


         The Company's total debt at December 31, 2000 was comprised of $118,900 under the Mellon Long Term Revolver, $21,500 under the Mellon Short Term Revolver, and $4,369 of various other loans. The weighted average interest rate on all indebtedness of the Company as of December 31, 2000 was approximately 7.7% compared to 6.6% as of December 31, 1999.

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

         The Company evaluates the performance of each segment based on "Worldwide operating margin." A segment's Worldwide operating margin is its earnings before interest, taxes and amortization. Revenues and the related profits on intercompany transactions are reported by the segment providing the third-party revenues. Intersegment sales are not reviewed by management and are not presented below. Certain costs incurred in Phone Services are directly related to the Company's business development through mergers and acquisitions and therefore are reclassified to the Other operating segment in the information presented below. Interest income, interest expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented in the information below.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



Summary information by reportable segment is as follows:

                                                   Three month period ended       Nine month period ended
                                                         December 31,                   December 31,
                                              -----------------------------------------------------------------
                                                     2000            1999           2000             1999
----------------------------------------------------------------------------------------------------------------
On-Site Services
     Revenues                                      $121,219         $38,518       $312,382         $ 86,226
     Worldwide operating margin                      16,070           5,099         41,627           11,243
----------------------------------------------------------------------------------------------------------------

Phone Services
     Revenues                                      $ 97,292         $88,610       $283,065         $256,311
     Worldwide operating margin                      18,338          17,990         55,000           52,997
----------------------------------------------------------------------------------------------------------------

Other
     Revenues                                      $     --         $    --       $     --         $     --
     Worldwide operating margin                        (630)           (590)        (1,954)          (1,766)
--------------------------------------------- --------------- --------------- ---------------- ----------------


The following is a reconciliation between the reportable segment data and the corresponding consolidated amount for Worldwide operating margin:

WORLDWIDE OPERATING MARGIN


                                                  Three month period ended         Nine month period ended
                                                        December 31,                     December 31,
                                               -------------------------------- -------------------------------
                                                    2000            1999             2000            1999
---------------------------------------------------------------------------------------------------------------
Total Worldwide operating margin
     for reportable segments                       $34,408         $23,089          $96,627        $64,240
Other Worldwide operating margin                      (630)           (590)          (1,954)        (1,766)
---------------------------------------------------------------------------------------------------------------
Total Consolidated Worldwide
     operating margin                              $33,778         $22,499          $94,673        $62,474
---------------------------------------------- --------------- ---------------- --------------- ---------------

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



The following is summary information of assets by reportable segment and a reconciliation to the consolidated assets:

ASSETS

                                                    December 31,             March 31,
                                                        2000                   2000
----------------------------------------------------------------------------------------
On-Site Services                                     $ 398,643              $ 221,377
Phone Services                                         525,276                312,496
---------------------------------------------------- -----------------------------------
  Total assets for reportable segments                 923,919                533,873
Other assets                                           577,152                340,532
Corporate eliminations                                (865,052)              (422,116)
----------------------------------------------------------------------------------------
  Total consolidated assets                          $ 636,019              $ 452,289
========================================================================================


Information about geographic areas is as follows:

REVENUES

                                            Three month period               Nine month period
                                             ended December 31,              ended December 31,
                                       -----------------------------------------------------------------
                                            2000            1999           2000             1999
--------------------------------------------------------------------------------------------------------
North America                             $161,462        $ 82,458        $442,412       $222,423
Europe                                      37,841          28,105         100,684         74,819
Pacific Rim                                 12,933          11,097          35,739         30,961
Latin America                                6,275           5,468          16,612         14,334
--------------------------------------------------------------------------------------------------------
     Total revenues                       $218,511        $127,128        $595,447       $342,537
--------------------------------------------------------------------------------------------------------

ASSETS

                                                 December 31, 2000        March 31, 2000
----------------------------------------------------------------------------------------
North America                                         $525,072               $364,303
Europe                                                  80,785                 60,311
Pacific Rim                                             17,135                 16,200
Latin America                                           13,027                 11,475
----------------------------------------------------------------------------------------
  Total consolidated assets                           $636,019               $452,289
========================================================================================

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



NOTE 11 - SUBSEQUENT EVENTS

         In January 2001, the Company effected a merger with Netcabling B.V. ("Netcabling"). Established in 1994 in Gouda, Netherlands (near Rotterdam), privately held Netcabling provides technical design, installation and maintenance services for premise cabling and related products to customers throughout The Netherlands. The results of operations and financial position of Netcabling are not material to the Company's consolidated results of operations or financial position.

         In January 2001, the Company effected a merger with Bernhard Merz AG. ("Merz"). Established in 1906 in Basle, Switzerland, privately held Merz provides technical design, installation and maintenance services for premise cabling and related products to customers in the German speaking regions of Switzerland. The results of operations and financial position of Merz are not material to the Company's consolidated results of operations or financial position.

         In January 2001, the Company established wholly owned operations in Sweden, Norway and Finland. As part of the market expansion, the Company acquired the operations of its distribution partner that held the authorized Black Box trademark distribution rights. The results of operations and financial position of Black Box Norge As, Black Box Finland OY and Black Box Sverige AB are not material to the Company's consolidated results of operations or financial position.

         In February 2001, the Company effected a merger with Universal Connections, Incorporated (Universal). Established in 1991 in Indianapolis, Indiana, privately held Universal provides technical design, installation and maintenance services for premise cabling and related products to customers primarily in the greater Indianapolis area. The results of operations and financial position of Universal are not material to the Company's consolidated results of operations or financial position.

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

                                             Three month period ended           Nine month period ended
                                                   December 31,                       December 31,
                                         --------------------------------------------------------------------
                                               2000             1999             2000             1999
-------------------------------------------------------------------------------------------------------------
Revenues                                    $218,511          $127,128         $595,447         $342,537
-------------------------------------------------------------------------------------------------------------

Revenues:
  On-Site Services
    North America                               52.1%             29.6%            49.8%            24.8%
    International                                3.4               0.7              2.6              0.4
-------------------------------------------------------------------------------------------------------------
  Total On-Site Services                        55.5              30.3             52.4             25.2
-------------------------------------------------------------------------------------------------------------
  Phone Services:
    North America                               21.8              35.3             24.5             40.2
    International                               22.7              34.4             23.1             34.6
-------------------------------------------------------------------------------------------------------------
  Total Phone Services                          44.5              69.7             47.6             74.8
-------------------------------------------------------------------------------------------------------------
  Total Revenues                               100.0%            100.0%           100.0%           100.0%
=============================================================================================================

         Revenues for the three and nine month periods ended December 31, 2000 were $218,511 and $595,447, respectively, an increase of $91,383, or 72%, and $252,910, or 74%, respectively, over the same period in the prior year. Revenues from on-site services for the three months ended December 31, 2000 (Third Quarter 2001) were $121,219, an increase of $82,701, or 215%, over revenues for the three months ended December 31, 1999 (Third Quarter 2000). For the nine months ended December 31, 2000, revenues from on-site services were $312,382, an increase of $226,156, or 262%, over revenues for the nine months ended December 31, 1999. On-site services revenue growth for the quarter and year-to-date was primarily due to the Company's continued geographic expansion of its technical services capabilities through merger, strong demand for on-site services from existing on-site customers and the growth of nationwide customer accounts.

         Reported revenues from the Company's phone services business for Third Quarter 2001 were $97,292, an increase of $8,682, or 10%, over revenues for Third Quarter 2000. For the nine months ended December 31, 2000, revenues from the phone support business were $283,065, an increase of $26,754, or 10%, over revenues for the nine months ended December 31, 1999. If exchange rates had remained constant from the corresponding periods in the prior year, phone services revenues for the three and nine month periods ended December 31, 2000 would have increased 16% and 15%, respectively. Phone services revenue growth was driven primarily by strong sales in Europe, Latin America and Japan. Phone services revenues from North America for Third Quarter 2001 were $47,713, an increase of $2,851, or 6%, over revenues for Third Quarter 2000. For the nine months ended December 31, 2000, phone services revenues from North America were $145,671, an increase of $7,994, or 6%, over revenues for the nine months ended December 31, 1999. North American phone services revenue growth was driven by strong demand for infrastructure products and switch products, including ServSwitch TM, from customers of all sizes. International phone services revenues for Third Quarter 2001 were $49,579, an increase of $5,831, or 13%, over revenues for Third Quarter 2000. For the nine months ended December 31, 2000, International phone services revenues were $137,394, an increase of $18,760, or 16%, over revenues for the nine months ended December 31, 1999. International phone services revenue growth for the Third Quarter 2001 and the nine months ended December 31, 2000 was driven by increased demand in nearly all product lines, especially infrastructure products, switches, modems and muxes and LAN products. If exchange rates had remained constant from the corresponding periods in the prior year, International phone services revenues for the three and nine month periods ended December 31, 2000 would have increased 26% and 25%, respectively.

         Reported revenue dollar and percentage changes by geographic region were as follows: Europe revenues increased $9,731, or 35%, in Third Quarter 2001, and $25,867, or 35%, year-to-date; Pacific Rim revenue increased $1,836, or 17%, in Third Quarter 2001, and $4,778, or 15%, year-to-date; and Latin American revenue increased $812, or 15%, in Third Quarter 2001, and $2,276, or 16%, year-to-date. If the exchange rate relative to the U.S. dollar had remained unchanged from the corresponding periods in the prior year, Europe revenues would have increased 55% in Third Quarter 2001, and 51% year-to-date; Pacific Rim revenues would have increased 24% in Third Quarter 2001, and 15% year-to-date; and Latin America revenues would have increased 16% in Third Quarter 2001, and 17% year-to-date.

         Gross profit in Third Quarter 2001 increased to $88,623, or 40.6% of revenues, from $55,592, or 43.7% of revenues, in Third Quarter 2000. Gross profit for the nine month period ended December 31, 2000 increased to $243,302, or 40.9% of revenues, from $152,125, or 44.4% of revenues over the same period in the prior year. The decline in gross profit margin was due primarily to the increase in percentage of revenues from the Company's on-site services which provides lower gross margins. Excluding the impact of currency exchange, the gross profit margin was 40.6% for Third Quarter 2001 compared to 43.8% for Third Quarter 2000 and 40.8% for the nine months ended December 31, 2000 compared to 44.5% for the nine months ended December 31, 1999.

         Selling, general and administrative ("SG&A") expenses in Third Quarter 2001 were $54,845, or 25.1% of revenues, an increase of $21,752 over SG&A expenses of $33,093, or 26.0% of revenues, in Third Quarter 2000. SG&A expenses for the nine month period ended December 31, 2000 were $148,629, or 25.0% of revenues, an increase of $58,978 over SG&A expenses of $89,651, or 26.2% of revenues over the same period in the prior year. SG&A expense as a percentage of revenues decreased from last year primarily due to the increase in percentage of revenue from the Company's on-site services which incurs lower operating expenses relative to revenues. The dollar increase over the prior year related primarily to additional marketing and personnel costs worldwide and additional costs from newly-merged operations which are included in Third Quarter 2001 but not in Third Quarter 2000.

         Operating income before amortization in Third Quarter 2001 was $33,778, or 15.5% of revenues, compared to $22,499, or 17.7% of revenues, in Third Quarter 2000. Operating income before amortization for the nine month period ended December 31, 2000 was $94,673, or 15.9% of revenues, compared to $62,474, or 18.2% of revenues over the same period in the prior year. The decline in margin was due primarily to the increase in percentage of revenues from the Company's on-site services which operate at slightly lower margins. Intangible amortization for the three and nine month periods ended December 31, 2000 was $3,362, an increase of $1,737, or 107%, and $9,180, an increase of $4,900, or
114%, respectively. The increase in amortization is due to additional goodwill related to the Company's continued expansion of its technical services by merger.

         Net interest expense for the three and nine month periods ended December 31, 2000 was $3,237 and $8,491, respectively, an increase from the same periods last year of $1,012 and $1,609, respectively, due to an increase in interest rates and an increase in borrowings for the repurchase of the Company's Common Stock and several mergers which were completed with cash.

         The tax provision in Third Quarter 2001 was $10,725, or an effective tax rate of 39.0%, which is comparable to $7,557, or an effective tax rate of 38.0%, in Third Quarter 2000. The tax provision for the nine month period ended December 31, 2000 was $30,104, or an effective tax rate of 39.0%, which is comparable to $22,063, or an effective tax rate of 39.0%, for the nine month period ended December 31, 1999.

         Net income for Third Quarter 2001 was $16,774 compared to $12,305 in Third Quarter 2000, an increase of 36%. Net income for the nine month period ended December 31, 2000 was $47,084 compared to $34,522 for the nine month period ended December 31, 1999, an increase of 36%. This growth was primarily due to strong revenue growth and the successful expansion of the Company's on-site services by merger.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net proceeds from borrowings decreased by $3,090 for the three month period ended December 31, 2000, and increased by $38,426 for the nine month period ended December 31, 2000, as a result of borrowings used to finance the repurchase of its Common Stock and to continue expansion of its on-site services by merger. As of December 31, 2000, the Company had cash and cash equivalents of $7,796, working capital of $141,883, and total debt of $144,769.

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

         The Company's total debt at December 31, 2000 was comprised of $118,900 under the Mellon Long Term Revolver, $21,500 under the Mellon Short Term Revolver, and $4,369 of various other loans. The weighted average interest rate on all indebtedness of the Company as of December 31, 2000 was approximately 7.7% compared to 6.6% as of December 31, 1999. In addition, at December 31, 2000, the Company had $1,031 of letters of credit outstanding and $38,569 of additional funds available under the Syndicated Debt.

         On March 31, 1999, the Company announced its intention to repurchase up to one million shares of its Common Stock. As of September 1999, the Company had repurchased all one million shares at prevailing market prices for an aggregate purchase price of $41,981. On July 15, 1999, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of November 1999, the Company had repurchased all 500 thousand shares under this plan at prevailing market rates for an aggregate purchase price of $25,272. On July 13, 2000, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of December 2000, the Company had repurchased all 500 thousand shares under this plan at prevailing market prices for an aggregate purchase price of $27,585. On July 21, 2000, the Company announced its intention to repurchase an additional 500 thousand shares of its Common Stock. As of December 2000, the Company had repurchased 105 thousand shares under this plan at prevailing market prices for an aggregate purchase price of $5,516. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities maintained with Mellon Bank, N.A.

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

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in cost of sales. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in cost of sales. At December 31, 2000, the open foreign exchange contracts were in Yen, Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $17,419, will expire over the next three months, with the exception of the contract related to the Company's acquisition of Data Specialties Europe Ltd., which expires on April 30, 2002. The open contracts have contract rates of 102.73 to 103.93 Yen,
0.8804 to 0.8818 Euro, 1.4348 to 1.5318 Sterling pound, 1.4994 to 1.5252
Canadian dollar, 1.6118 to 1.7231 Swiss franc and 0.5462 to 0.5585 Australian dollar, all per U.S. dollar. The effect of these contracts on net income for the three and nine month periods ended December 31, 2000 was approximately $200 and $2,100, respectively, which is offset by the revaluation of the related foreign currency denominated receivables.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At December 31, 2000, the Company had open contracts valued at approximately $17,419 with a fair value of approximately $17,025.

                            PART II OTHER INFORMATION


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


                                      BLACK BOX CORPORATION


         February 14, 2001              By: /s/  Anna M. Baird
                                           -------------------------------------
                                        Anna M. Baird, Vice President,
                                        Chief Financial Officer, Treasurer,
                                        and Principal Accounting Officer