Form 10-K405
period 2001-03-31
BLACK BOX CORP
filed 2001-06-29
CIK 849547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ________ to ________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of outstanding Common Stock, $.001 par value (the "Common Stock"), held by non-affiliates of the Registrant at June 15, 2001, was $1,224,936,832 based on the closing sale price reported on the Nasdaq National Market for June 15, 2001. For purposes of this calculation only, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock at June 15, 2001, was 19,610,404.

                       Document Incorporated by Reference

Proxy Statement for 2001 Annual Meeting of Stockholders -- Part III

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW. Black Box Corporation is the world's largest technical services company dedicated to designing, building and maintaining today's complicated network infrastructure systems. The Black Box team of nearly 5,000 employees serves more than 150,000 clients in 132 countries throughout the world, providing technical services on the phone, on-site, and on-line. Through its catalogs and web site, the Company offers more than 90,000 infrastructure and networking products, and designs and builds more than 650,000 custom products each year. Founded in 1976, Black Box operates subsidiaries on five continents, and is headquartered near Pittsburgh, in Lawrence, Pennsylvania.

         Black Box differentiates itself from its competitors through high levels of technical support, its capability to provide a single source for network infrastructure services to customers with multilocation needs, and its private-labeled brand, BLACK BOX(R). Through its 2,000 technical team members and 3,000 support team members, the Company offers technical services on the phone free of charge, 24 hours a day, seven days a week, and fee-based on-site technical services.

         Since its inception, the Company has experienced consistent growth in revenues and profitability due to continual (i) delivery of high quality technical services, both on the phone and at customer sites, (ii) commitment to the highest quality products, (iii) expansion of its product offerings and (iv) its commitment to superior customer service.

INDUSTRY BACKGROUND. Black Box participates in the rapidly growing worldwide telecommunications market (data, voice, video, et al.), which is expected to grow from nearly $900 billion today to $1,437 billion in 2004. The market's annual growth rate of 18% is driven by the increasing use of sophisticated data networks and an escalating demand for increased bandwidth, fueled by a proliferation of internet traffic. Other factors, like the steady growth of e-commerce, also contribute to a constant flow of network upgrades designed to increase capacity.

         Products and services are distributed to this market primarily through retailers and manufacturers, direct marketers, and value-added resellers, including on-site service providers. Prior to the development of its on-site network services business, Black Box had participated in only the direct marketing channel, which accounts for just 7% of the total market. By integrating the Company's on-site services capability with its traditional phone-based technical sales and service business, Black Box is participating in a much larger portion of the telecommunications market.

BUSINESS STRATEGY. Black Box's business strategy is to provide its customers with a single source for products and services to meet all of their networking infrastructure needs - whether at a single location or multiple locations worldwide. The Company believes that its combination of on-site technical services - integrated with its telephonic technical support, high quality products and a worldwide presence - provides it with a unique advantage against its competitors in the telecommunications market. The Company believes its record of consistent growth in revenues and operating income and its high rate of repeat customers is evidence of the strength of its strategy. Keys to the Company's success include the following:

         On-the-Phone Technical Services. Black Box provides its clients with around-the-clock, seven days per week technical support at no charge through a hotline telephone consulting service, available to customers in 132 countries worldwide. In fiscal 2001, the Company's more than 300 on-the-phone technical experts responded to approximately two million client calls, and 99.2% of them were answered in less than 20 seconds, nearly 30 times faster than the industry average.

         Each Black Box phone technician averages 45 minutes of training per day. The Company believes this training allows its technicians to provide its customers with reliable and cost-effective solutions to conversion, connectivity, communications and networking challenges and to guide its customers from system design and product selection through installation, post-installation and maintenance.

         On-Site Technical Services. Black Box Corporation provides complete structured cabling solutions - including design, installation, testing, and maintenance - with consistent quality and uniformity from site to site. The Company maintains what it believes is the industry's largest staff of Registered Communication Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA, and National Electric Code(R) (NEC(R)) standards. On-site technical services are provided in most major national markets and in selected markets outside of the United States. The Company intends to aggressively continue its geographic expansion of on-site capabilities.

         Quality Networking Solutions. Through the BLACK BOX(R) Catalog and BLACK BOX(R) On-Line, the Company markets more than 90,000 infrastructure and networking products in categories including PC communication products and accessories, cables and connectors, cabinets and racks, testers and tools, power and surge protection, video and mass storage, switches, ServSwitch(TM) products, printer devices, converters, line drivers, modems and multiplexors, and local area networking equipment. The Company constantly modifies and updates its product offerings based on technical advancements and market demand.

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

         Brand Name. BLACK BOX(R) is a widely recognized brand name associated with high quality products and knowledgeable customer support services. The Company believes that the BLACK BOX(R) tradename is important to its business. As a result, manufacturers of computer communications and networking products have sought to distribute their products under the BLACK BOX(R) private label to take advantage of this broad and cost-effective distribution channel. In 1994, Black Box received ISO9001 certification, becoming the first U.S. technical direct marketer to be so certified. In addition, the Company's subsidiaries in Australia, Brazil, France, Japan, Mexico and the United Kingdom have also received the ISO certification. Rigorous quality control processes must be documented and practiced to earn and maintain ISO9001 certification, which is increasingly required of vendors (like Black Box) by the purchasing departments of many businesses around the world.

         Proprietary Customer List. Over the past 25 years, the Company has built a proprietary mailing list of approximately 1.9 million names representing nearly 800,000 customers. This database includes information on the past purchases of its customers. The Company routinely analyzes this data in an effort to enhance customer response and purchasing rates, increase average order size and ensure that targeted mailings reach specific customer groups. The Company believes that its proprietary list is a valuable asset that represents a significant competitive advantage and does not rent the list to other parties.

         In-Stock Availability and Rapid Order Fulfillment. The Company has developed efficient inventory management and order fulfillment systems that allow more than 95 percent of orders for standard product received before midnight eastern time to be shipped that same day.

GROWTH STRATEGY. The principal components of Black Box's growth strategy include
(i) continued geographic expansion of on-site technical services worldwide and
(ii) continued marketing of multilocation on-site services worldwide.

         Continued Geographic Expansion of On-Site Technical Services. In Fiscal 1998, Black Box expanded its technical services to include on-site design, installation and maintenance for infrastructure products. The Company believes there is a large, growing and lucrative market for these services worldwide and it expects the expansion to enable it to increase its addressable share of the worldwide telecommunications market significantly.

         Through a series of acquisitions, Black Box has established on-site presence in most major national markets and in selected markets outside of the United States (primarily in Europe). Annualized combined revenues from on-site services were $526 million at the end of Fiscal 2001 and represented 55% of the worldwide business. The Company expects to aggressively continue expanding its on-site capabilities in Fiscal 2002. Annualized combined revenues from on-site services in Fiscal 2002 are expected to approximate $660 million.

         Multilocation On-Site Services. With on-site operations currently established in 39 states and seven countries, the Company is marketing these services to meet the networking requirements of large, multilocation clients. The Company believes it is uniquely positioned to succeed with such customers because its strong national and international presence allows it to offer its customers a single point of contact, reliable and predictable quality, and what the Company believes is an exceptional team of project managers who are experienced in managing multilocation work. At the close of fiscal 2001, the Company's multilocation customers were some of the largest retail chains in the country, including an agreement with The Home Depot to provide services for stores in the United States and Puerto Rico.

CUSTOMERS. Black Box customers range from small organizations to many of the world's largest corporations and include educational institutions and federal, state and local governments. While the Company's customers include most of the Fortune 1000 companies, Black Box estimates that 60% of its revenues were from non-Fortune 1000 customers. Many small and mid-sized companies lack the in-house expertise to evaluate and maintain increasingly complex computer systems and thus rely on Black Box's technical expertise, both before and after making purchases. In addition to utilizing the Company's extensive technical knowledge, larger customers find the BLACK BOX(R) Catalog to be a convenient and comprehensive source for all of their networking needs.

MARKETING. Black Box products are primarily marketed through the BLACK BOX(R) Catalog. Black Box was the first company to engage exclusively in the sale of a broad range of computer communications and networking products through direct marketing techniques. Black Box targets the mailing of comprehensive, full-line catalogs, specialty catalogs and other marketing materials directly to its customers who make systems design and purchasing decisions. Black Box catalogs present a wide choice of items using a combination of product features and benefits, photographs, product descriptions, product specifications, compatibility charts, potential applications and other helpful technical information. The latest edition of the BLACK BOX(R) Catalog is 1,400 pages and weighs 5.2 pounds.

TECHNICAL SUPPORT. Black Box believes that its technical support is a critical component of its success. The Company's technical experts, both phone-based and on-site, typically have technical or engineering backgrounds through education or relevant work experience. Multilingual technical support is available 24 hours per day, seven days per week. Black Box differentiates its phone-based technical services from others by providing immediate customer response. Frequent contact between the Company's technical staff and customers enables the identification of new products to meet changing applications and to identify emerging product trends.

CUSTOMER SERVICE. Black Box strives to make purchasing its products as convenient as possible. The Company enters and fulfills orders at all of its worldwide locations. Black Box's customer service group is available 24 hours per day from Monday through Saturday. Off-hours ordering requirements for customers are handled by technical support personnel. Using proprietary applications, customer service representatives have immediate access to customer information and real-time inventory levels to assist customers. Customer information is updated at the time of the call and cross-selling and up-selling also occurs.

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

WORLDWIDE OPERATIONS. The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 352,000 square foot facility is on a 22-acre site that houses administrative, sales and marketing, manufacturing and service operations.

PRODUCTS. Black Box believes that its ability to offer a broad, innovative product line with continuous new products has been an important factor in its consistent high growth rates and operating margins. Black Box currently offers more than 90,000 products through its catalog and website. A majority of the 15,000 products offered in the BLACK BOX(R) Catalog carry the BLACK BOX(R) brand name.

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

         Black Box also operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location, which currently supplies custom cable assemblies, switches and specialized active devices. The Company has chosen to manufacture certain products in-house when third party sourcing is not economical or when lead times cannot be met by third parties. Sourcing decisions of in-house versus out-of-house are based upon a balance of quality, delivery, performance and cost.

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

BACKLOG. Due to rapid order fulfillment, Black Box's backlog of orders is not significant to its phone services operation. At March 31, 2001, the worldwide backlog of unfilled orders believed to be firm from phone services was approximately $5 million. The worldwide backlog of unfilled orders believed to be firm from on-site services was approximately $80 million.

EMPLOYEES. As of March 31, 2001, the Company had approximately 5,000 employees worldwide of which approximately 1,300 are subject to collective bargaining agreements. The Company believes that its relationship with its employees is good.

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

ITEM 2 -- PROPERTIES

The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 352,000 square foot facility on a 22-acre site houses administrative, sales and marketing, manufacturing and service operations. Black Box also owns 62 undeveloped acres adjacent to its facilities.

         The Company also owns or leases approximately 90 additional offices or facilities, none of which are material in nature to Black Box, throughout the world.

         The Company believes that its manufacturing facilities, located at its headquarters site, are adequate for its present level of production. The Company's other facilities, including its distribution center located at its headquarters site, used primarily for sales and distribution, are also adequate for the foreseeable future.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective ages and positions are as follows:

                   NAME                       AGE                       POSITION WITH THE COMPANY
                   ----                       ---                       -------------------------

              Fred C. Young                   45          Chairman of the Board and Chief Executive Officer

              Anna M. Baird                   44          Vice President, Chief Financial Officer, Treasurer,
                                                          Secretary and Principal Accounting Officer

              Kathleen Bullions               46          Vice President of Operations


The following is a biographical summary of the experience of the executive officers of the Company:

         FRED C. YOUNG, 45, was elected Chairman of the Board and Chief Executive Officer of the Company on June 24, 1998. He was first elected a director of the Company on December 18, 1995. He served as Vice President and Chief Financial Officer, Treasurer and Secretary of Black Box Corporation since joining the Company in 1991 and was promoted to Senior Vice President and Chief Operating Officer in May 1996 and President in May 1997.

         ANNA M. BAIRD, 44, was promoted to Vice President, Chief Financial Officer, and Treasurer on May 9, 1997 and became Secretary in May 2000. She was Director of Finance prior to May 9, 1997.

         KATHLEEN BULLIONS, 46, was promoted to Vice President of Operations on May 9, 1997. She was Director of Operations prior to May 9, 1997.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market (trading symbol "BBOX"). On June 15, 2001, the last reported sale price of the Common Stock was $62.9400 per share. The following table sets forth the quarterly high and low sale prices of the Common Stock as reported by the Nasdaq Stock Market during each of the Company's fiscal quarters indicated. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

                                      High                       Low
                                      ----                       ---

FISCAL 1999

   1st Quarter                        41.0000                    31.4375
   2nd Quarter                        37.3750                    22.7500
   3rd Quarter                        38.3750                    21.5000
   4th Quarter                        38.3750                    26.3750

FISCAL 2000

   1st Quarter                        51.3125                    30.8750
   2nd Quarter                        58.5000                    44.5625
   3rd Quarter                        68.7500                    48.4375
   4th Quarter                        78.6250                    54.5000

FISCAL 2001

   1st Quarter                        91.0000                    64.6250
   2nd Quarter                        92.2500                    42.7500
   3rd Quarter                        67.0000                    40.5000
   4th Quarter                        73.2500                    39.3281


At March 31, 2001, there were 2,369 holders of record.

No cash dividends have been paid on the Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
          AMOUNTS)

    The following table sets forth certain selected historical consolidated financial data for the Company for the periods indicated. All periods presented have been restated where appropriate to reflect mergers accounted for as poolings-of-interests and reclasses of shipping and handling income primarily from cost of sales to revenue as required by EITF No. 00-10. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. The historical data presented below for Fiscal Years 1997 through 2001 were derived from the Consolidated Financial Statements of the Company.

                                                                       FISCAL YEAR ENDED MARCH 31,
-----------------------------------------------------------------------------------------------------------------------------

                                            1997                1998               1999               2000               2001
                                            ----                ----               ----               ----               ----
Income Statement Data:
Revenue (1)                            $ 251,578           $ 305,549          $ 336,890          $ 508,340          $ 826,993
Cost of sales                            122,863             157,714            174,067            288,813            493,861
                                       ---------           ---------          ---------          ---------          ---------
Gross profit                             128,715             147,835            162,823            219,527            333,132
Selling, general &
   administrative expenses                78,624              88,137             95,055            129,874            203,377
                                       ---------           ---------          ---------          ---------          ---------
Operating income before
   amortization                           50,091              59,698             67,768             89,653            129,755
Intangibles amortization                   3,854               3,801              4,263              6,410             12,821
                                       ---------           ---------          ---------          ---------          ---------
Operating income                          46,237              55,897             63,505             83,243            116,934
Interest expense, net                      3,654               2,636                553              3,243             11,312
Net income                             $  24,792           $  32,404          $  38,145          $  48,852          $  64,190
                                       ======================================================================================

Basic earnings per share:                  $1.47               $1.89              $2.19              $2.74              $3.40
                                       ======================================================================================

Diluted earnings per share:                $1.40               $1.79              $2.09              $2.60              $3.22
                                       ======================================================================================


Balance Sheet Data (at end of
   period):
Working capital                        $  39,364           $  63,345          $  73,262          $ 115,981          $ 138,922
Total assets                             176,826             190,283            246,465            452,289            652,930
Total long-term debt                      21,280               8,189                204            105,374            124,066
Stockholders' equity                      95,959             130,248            192,652            258,327            388,951


    (1) Revenues are net of sales returns and allowances and have been restated to include shipping & handling income primarily reclassed from cost of sales as required by EITF No. 00-10.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

GENERAL: The table below should be read in conjunction with the following discussion (percentages are based on total revenues.) Where applicable, prior year numbers have been restated to reclass shipping and handling income primarily from cost of sales to revenue as required by EITF No. 00-10.

                                       Fiscal Year Ended March 31,
=============================================================================
                                   1999             2000            2001
=============================================================================

Revenues                        $ 336,890        $ 508,340       $ 826,993
-----------------------------------------------------------------------------

Revenues:
    On-Site Services:
        North America                 8.0%            29.2%           49.6%
        International                 0.0              0.7             3.3
-----------------------------------------------------------------------------
    Total On-Site Services            8.0             29.9            52.9
-----------------------------------------------------------------------------
    Phone Services:
        North America                48.9             37.3            24.1
        International                43.1             32.8            23.0
-----------------------------------------------------------------------------
    Total Phone Services             92.0             70.1            47.1
-----------------------------------------------------------------------------
    Total Revenues                  100.0%           100.0%          100.0%
=============================================================================


FISCAL 2001 COMPARED TO FISCAL 2000: Revenues for Fiscal 2001 were $826,993, an increase of 63% over Fiscal 2000 revenues of $508,340. If exchange rates had remained constant from the corresponding periods in the prior year, Fiscal 2001 revenues would have increased 66%.

Revenues from on-site services increased to $437,296 from $152,167, or 187% over the prior year. If exchange rates had remained constant from the corresponding periods in the prior year, on-site services revenues for Fiscal 2001 would have increased 189%. Overall, on-site services revenue growth was due to the Company's continued geographic expansion by merger of its on-site technical services capabilities as well as strong demand for on-site services from existing on-site customers. Total Fiscal 2001 revenues resulting from acquisitions accounted for using the purchase method were $140,339. On-site services revenues from North America increased to $409,850 from $148,490, or 176% over the prior year. International on-site services revenues for Fiscal 2001 increased to $27,446 from $3,677, or 646% over the prior year. The growth of North America and International on-site services revenues were both driven by the Company's continued geographic expansion of its technical services capabilities, deeper penetration in existing markets, and strong demand for on-site services from existing on-site customers. If exchange rates had remained constant from the prior year, International on-site services revenues would have increased 718% from Fiscal 2000.

Revenues from the Company's phone services business for Fiscal 2001 increased to $389,697 from $356,173, or 9% over the prior year. If exchange rates had remained constant from the corresponding periods in the prior year, phone services revenues for Fiscal 2001 would have increased 13%. Overall, phone services revenue growth was driven by strong sales in all geographic regions. Phone services revenues from North America increased to $199,005 from $189,609, or 5% over the prior year. The growth of North America phone services revenues is driven primarily by continued strong demand for infrastructure products and ServSwitch(TM) products from customers of all sizes. International phone services revenues for Fiscal 2001 increased to $190,692 from $166,564, or 14% over the prior year. International phone services revenue growth was driven by strong demand for infrastructure products, ServSwitch(TM) and printer devices, success in attaining new customers, and deeper penetration of existing customers. If exchange rates had remained constant from the prior year, International phone services revenues would have increased 23% from Fiscal 2000.

Reported revenue dollar and percentage changes by geographic region were as follows: Europe revenues increased $40,267, or 38%, Pacific Rim revenues increased $4,342, or 10%, and Latin American revenues increased $3,288, or 17%. If the exchange rate relative to the U.S. dollar had remained unchanged from Fiscal 2000, revenue growth for Europe, Pacific Rim and Latin America would have been 52%, 12% and 18%, respectively.

Gross profit in Fiscal 2001 increased to $333,132, or 40.3% of revenues, from $219,527, or 43.2% of revenues in Fiscal 2000. The decline in gross profit margin was due primarily to the increase in percentage of revenues from the Company's on-site services which provide lower gross margins. The revaluation of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 40.3% in Fiscal 2001 compared to 43.3% in Fiscal 2000.

Selling, general and administrative ("SG&A") expenses for Fiscal 2001 were $203,377, or 24.6% of revenues, an increase of $73,503 over SG&A expenses of $129,874, or 25.5% of revenues in Fiscal 2000. SG&A expense as a percentage of revenues decreased from last year primarily due to the increase in percentage of revenue from the Company's on-site services which incurs lower operating expenses relative to revenues. The dollar increase over the prior year related primarily to additional marketing and personnel costs worldwide and additional costs from newly-merged operations which are included in Fiscal 2001 but not in Fiscal 2000.

Operating income excluding intangibles amortization in Fiscal 2001 was $129,755, or 15.7% of revenues, compared to $89,653, or 17.6% of revenues in Fiscal 2000. The decline in margin was due primarily to the increase in percentage of revenues from the Company's on-site services which operate at slightly lower margins. Intangibles amortization for the year was $12,821, compared to the prior year amount of $6,410. The increase in amortization is due to additional goodwill related to the Company's continued expansion by merger of its technical services.

Net interest expense for Fiscal 2001 increased to $11,312 from $3,243 in Fiscal 2000 due to an increase in interest rates and an increase in borrowings for the repurchase of the Company's common stock and the continued expansion by merger of its technical services.

The tax provision in Fiscal 2001 was $41,040, or an effective tax rate of 39.0%, which is comparable to $31,225, or an effective tax rate of 39.0%, in Fiscal 2000. The annual effective tax rate of 39.0% for Fiscal 2001 was higher than the U.S. statutory rate of 35.0% primarily due to state income taxes and the unfavorable impact of non-deductible intangibles amortization, offset by foreign income taxes higher than the U.S. rate.

Net income for Fiscal 2001 was $64,190 compared to $48,852 in Fiscal 2000, an increase of

31%. This growth was primarily due to strong revenue growth and the successful expansion of the Company's on-site services by merger.

FISCAL 2000 COMPARED TO FISCAL 1999: Revenues for Fiscal 2000 were $508,340, an increase of 51% over Fiscal 1999 revenues of $336,890. Revenues from on-site services increased to $152,167 from $26,937, or 465% over the prior year. On-site services revenue growth was primarily due to the Company's continued geographic expansion of its technical services capabilities as well as strong demand for on-site services from existing on-site customers. Total Fiscal 2000 revenues resulting from acquisitions occurring during Fiscal 2000 accounted for using the purchase method were $62,055.

Revenues from the Company's phone services business for Fiscal 2000 increased to $356,173 from $309,953, or 15% over the prior year. If exchange rates had remained constant from the corresponding periods in the prior year, phone services revenues for Fiscal 2000 would have increased 16%. Overall, phone services revenues from North America increased to $189,609 from $164,592, or 15% over the prior year. The growth of North America phone services revenues was driven primarily by strong demand for infrastructure products, ServSwitch(TM), and LAN products from customers of all sizes. International phone services revenues for Fiscal 2000 increased to $166,564 from $145,361, or 15% over the prior year. International phone services revenue growth for Fiscal 2000 was driven by strong demand for infrastructure products, ServSwitch(TM), LAN products, printer devices and modems, success in attracting new customers, and deeper penetration of existing customers. If exchange rates had remained constant from the prior year, International phone services revenues would have increased 16% from Fiscal 1999.

Reported revenue dollar and percentage changes by geographic region were as follows: Europe revenues increased $13,628, or 15%, Pacific Rim revenues increased $8,052, or 22%, and Latin American revenues increased $3,058, or 19%. If the exchange rate relative to the U.S. dollar had remained unchanged from Fiscal 1999, revenue growth for Europe, Pacific Rim and Latin America would have been 22%, 9% and 21%, respectively.

Gross profit in Fiscal 2000 increased to $219,527, or 43.2% of revenues, from $162,823, or 48.3% of revenues in Fiscal 1999. The decline in gross profit margin was due primarily to the increase in percentage of revenues from the Company's on-site services which provide lower gross margins. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 43.3% in Fiscal 2000 compared to 48.1% in Fiscal 1999.

Selling, general and administrative ("SG&A") expenses for Fiscal 2000 were $129,874, or 25.5% of revenues, an increase of $34,819 over SG&A expenses of $95,055, or 28.2% of revenues in Fiscal 1999. SG&A expense as a percentage of revenues decreased from last year primarily due to the increase in percentage of revenue from the Company's on-site services which incurs lower operating expenses relative to revenues. The dollar increase over the prior year related primarily to additional marketing and personnel costs worldwide and additional costs from newly-merged operations which are included in Fiscal 2000 but not in Fiscal 1999.

Operating income excluding intangibles amortization in Fiscal 2000 was $89,653, or 17.6% of revenues, compared to $67,768, or 20.1% of revenues in Fiscal 1999. The decline in margin was due primarily to the increase in percentage of revenues from the Company's on-site services which operate at slightly lower margins. Intangibles amortization for the year was $6,410 compared to $4,263 in Fiscal 1999. The increase in amortization is due to additional goodwill related to the Company's continued expansion by merger of its technical services.

Net interest expense for Fiscal 2000 increased to $3,243 from $553 in Fiscal 1999 due to an increase in borrowings for the repurchase of the Company's common stock and the continued expansion by merger of its technical services.

The tax provision in Fiscal 2000 was $31,225, or an effective tax rate of 39.0%, which is comparable to $24,905, or an effective tax rate of 39.5%, in Fiscal 1999. The annual effective tax rate of 39.0% for Fiscal 2000 was higher than the U.S. statutory rate of 35.0% primarily due to state income taxes and the unfavorable impact of non-deductible intangibles amortization, offset by foreign income taxes higher than the U.S. rate. The decline in the effective tax rate was primarily due to the recovery of previous tax losses in Brazil and Mexico resulting from their improved profitability.

Net income for Fiscal 2000 was $48,852 compared to $38,145 in Fiscal 1999, an increase of 28%. This growth was primarily due to strong revenue growth, the Company's ability to leverage its existing cost structure and the successful expansion of the Company's on-site services by merger.

LIQUIDITY AND CAPITAL RESOURCES: The Company continues to meet all of its operating cash requirements through cash flow from operations. During Fiscal 2001, cash flow before net borrowings, cash impact of mergers, and treasury stock purchases was $62,073. Reflected as a use of working capital in Fiscal 2001 are increases in accounts receivable that relate to billings occurring at fiscal year end for on-site revenues recognized under the percentage of completion method. The total cash impact of mergers and treasury stock purchases was $53,435 and $33,102, respectively and, as a result, the Company's net proceeds from borrowings increased by $22,030. The Company also had net capital expenditures of $6,911 during Fiscal 2001. As of March 31, 2001, the Company had cash and cash equivalents of $6,209, working capital of $138,922 and long-term debt of $124,066. The Company's total debt at March 31, 2001 of $129,437 was comprised of borrowings from the syndicated debt of $121,200 and various loans and commitments of $8,237. The weighted average interest rate on all indebtedness of the Company as of March 31, 2001 and March 31, 2000 was approximately 6.8% and 6.7%, respectively.

Interest on the syndicated debt is variable based on the Company's option of selecting the bank's prime rate (8% at March 31, 2001) plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement. The applicable margin is adjusted each quarter based on the consolidated leverage ratio, as defined in the agreement. The applicable margin varies from zero to 0.75% (0% at March 31, 2001) on the prime rate option and from 0.75% to 1.75% (1.0% at March 31, 2001) on the Euro-dollar rate option. The syndicated debt also provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage range from 0.25% to 0.375% (0.25% as of March 31,2001). The syndicated debt is unsecured: however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

From March 31, 1999 through March 31, 2001, the Company announced its intention to repurchase up to 2.5 million shares of its common stock. As of March 31, 2001, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of

$100,355. The Company's most recent announcement was on July 21, 2000 to repurchase an additional 500 thousand shares, of which 105 thousand were repurchased as of March 31, 2001 under this plan, and are included above. Funding for these stock repurchases came from existing cash flow and borrowings under syndicated debt facilities maintained with Mellon Bank, N.A.

The Company has operations, customers and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Austria, Brazil, Chile, Finland, Mexico, Norway and Sweden are denominated in U.S. dollars. The gains and losses resulting from the revaluation of the intercompany balances denominated in foreign currencies are recorded to gross profit to the extent the intercompany transaction resulted from an intercompany sale of inventory.

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in cost of sales. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in cost of sales. At March 31, 2001, the open foreign exchange contracts were in the Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $8,638, have a fair value of $8,250 and will expire over the next three months, with the exception of the contract related to the Company's acquisition of Data Specialties Europe Ltd., which expires on April 30, 2002. The open contracts have contract rates of
0.8909 to 0.9363 Euro, 1.4170 to 1.5318 Sterling pound, 1.5120 to 1.5760
Canadian dollars, 1.6004 to 1.7200 Swiss francs and 0.4950 to 0.5638 Australian dollars, all per U.S. dollar. The effect of these contracts on net income for the year ended March 31, 2001, was an increase of approximately $2,400.

On April 4, 2000, Black Box Corporation of PA, a domestic subsidiary of the Company, entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The terms of the Syndicated Debt are substantially similar to the terms of the existing Mellon Facility. The Long Term Revolver is scheduled to expire on April 4, 2003 and the Short Term Revolver was recently extended one year and is currently scheduled to expire on April 4, 2002. Upon its expiration, the Company has the option to convert the Short Term Revolver into a one-year term note with substantially similar terms. The interest on the borrowings is variable based on the Company's option of selecting the bank's prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement.

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

ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The effect of adopting SFAS No. 133 on April 1, 2001 is not material.

In June 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The new standard requires income from shipping and handling to be reflected in revenue. Prior to the adoption of this EITF, shipping and handling income offset shipping and handling expense and was primarily reflected in cost of sales. The Company adopted the statement in the fourth quarter of Fiscal 2001. All prior periods have been reclassified to comply with this statement.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. A discussion of accounting policies for financial derivatives is included in Note 1 to the consolidated financial statements. At March 31, 2001, the Company had open contracts valued at approximately $8,638 with a fair value of approximately $8,250.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $121,200 of variable rate debt. At March 31, 2001 and March 31, 2000, an instantaneous 100 basis point increase in the interest rate would reduce the Company's future earnings by $739 and $627, respectively, assuming the Company employed no intervention strategies.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Black Box Corporation:

We have audited the accompanying consolidated balance sheets of Black Box Corporation (a Delaware corporation and the "Company") and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                    /s/ ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
April 30, 2001

BLACK BOX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                YEAR ENDED MARCH 31,
                                          ---------------------------------
                                            1999        2000        2001
===========================================================================
Revenues                                  $336,890    $508,340    $826,993
  Cost of sales                            174,067     288,813     493,861
---------------------------------------------------------------------------
Gross profit                               162,823     219,527     333,132
  SG&A expense                              95,055     129,874     203,377
  Intangibles amortization                   4,263       6,410      12,821
---------------------------------------------------------------------------
Operating income                            63,505      83,243     116,934
  Interest expense, net                        553       3,243      11,312
  Other (income) expense, net                 (98)        (77)         392
---------------------------------------------------------------------------
  Income before income taxes                63,050      80,077     105,230
Provision for income taxes                  24,905      31,225      41,040
---------------------------------------------------------------------------
Net income                                 $38,145     $48,852     $64,190
===========================================================================
Basic earnings per common share              $2.19       $2.74       $3.40
Diluted earnings per common share            $2.09       $2.60       $3.22
---------------------------------------------------------------------------
Weighted average common shares              17,435      17,835      18,904
Weighted average common and common
  equivalent shares                         18,268      18,785      19,929
===========================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   MARCH 31,
                                                                             ----------------------
                                                                              2000          2001
===================================================================================================
ASSETS
Current assets
  Cash and cash equivalents                                                  $  8,643     $  6,209
  Accounts receivable, net of allowance for doubtful
   accounts of $6,304 and $7,777, respectively                                115,958      160,917
  Inventories, net                                                             44,582       51,086
  Prepaid catalog expenses                                                      6,715        6,823
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                                            7,953       30,067
  Other current assets                                                         10,683       12,246
---------------------------------------------------------------------------------------------------
Total current assets                                                          194,534      267,348

Property, plant and equipment, net                                             40,445       44,661
Intangibles, net                                                              215,366      337,180
Other assets                                                                    1,944        3,741
---------------------------------------------------------------------------------------------------
Total assets                                                                 $452,289     $652,930
===================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current debt                                                               $    969     $  5,371
  Accounts payable                                                             38,374       70,255
  Accrued compensation and benefits                                             9,168        9,047
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                                            3,655        6,013
  Other accrued expenses                                                       17,919       24,090
  Accrued income taxes                                                          8,468       13,650
---------------------------------------------------------------------------------------------------
Total current liabilities                                                      78,553      128,426

Long-term debt                                                                105,374      124,066
Deferred taxes                                                                  9,581       11,105
Other liabilities                                                                 454          382

Stockholders' equity
  Preferred stock authorized 5,000,000; par value
    $1.00; none issued and outstanding                                             --           --
  Common stock authorized 100,000,000; par value
    $.001; issued 19,940,217 and 21,406,367, respectively                          20           21
  Additional paid-in capital                                                  144,828      248,053
  Retained earnings                                                           186,056      250,246
  Treasury stock, at cost, 1,500,000 and 2,105,000 shares, respectively      (67,253)    (100,355)
  Cumulative foreign currency translation                                     (5,324)      (9,014)
---------------------------------------------------------------------------------------------------
Total stockholders' equity                                                    258,327      388,951
---------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $452,289     $652,930
===================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                          CUMULATIVE
                                              COMMON STOCK                      ADDITIONAL                 FOREIGN
                                              ------------         TREASURY      PAID-IN      RETAINED     CURRENCY
                                            SHARES      AMOUNT      STOCK        CAPITAL      EARNINGS    TRANSLATION     TOTAL
==================================================================================================================================

BALANCE AT MARCH 31, 1998                 17,233,021     $17             --      $34,117       $99,733      $(3,619)    $130,248

Comprehensive income
   Net income                                                                                   38,145                    38,145
   Foreign currency translation
     Adjustment                                                                                                (223)        (223)
                                                                                                                         -------
Comprehensive income                                                                                                      37,922

Issuance of common stock                     567,592       1                      18,317                                  18,318
Exercise of options                          346,745                               3,732                                   3,732
Tax benefit from exercised options                                                 3,106                                   3,106
Dividends declared to former
    shareholders prior to mergers                                                                 (674)                     (674)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                 18,147,358      18             --       59,272       137,204       (3,842)     192,652

Comprehensive income
   Net income                                                                                   48,852                    48,852
   Foreign currency translation
     Adjustment                                                                                              (1,482)      (1,482)
                                                                                                                         -------
Comprehensive income                                                                                                      47,370

Purchase of treasury stock                                          (67,253)                                             (67,253)
Issuance of common stock                   1,148,570       1                      64,676                                  64,677
Exercise of options                          644,289       1                      12,987                                  12,988
Tax benefit from exercised options                                                 7,893                                   7,893
--------------------------------------- ------------- ---------- ------------ ------------ ------------- ------------- -----------
BALANCE AT MARCH 31, 2000                 19,940,217      20        (67,253)     144,828       186,056       (5,324)     258,327

Comprehensive income
   Net income                                                                                   64,190                    64,190
   Foreign currency translation
     Adjustment                                                                                              (3,690)      (3,690)
                                                                                                                         --------
Comprehensive income                                                                                                      60,500

Purchase of treasury stock                                          (33,102)                                             (33,102)
Issuance of common stock                   1,290,455       1                      95,598                                  95,599
Exercise of options                          175,695                               4,916                                   4,916
Tax benefit from exercised options                                                 2,711                                   2,711
--------------------------------------- ------------- ---------- ------------ ------------ ------------- ------------- -----------
BALANCE AT MARCH 31, 2001                 21,406,367     $21      $(100,355)    $248,053      $250,246      $(9,014)    $388,951
==================================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
Consolidated Statements Of Cash Flows
(In thousands)

                                                                                    YEAR ENDED MARCH 31,
                                                                     ---------------------------------------------------
                                                                        1999               2000                 2001
========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $  38,145           $  48,852           $  64,190
  Adjustments to reconcile net income to cash
    provided by operating activities
  Depreciation and amortization                                          7,591              11,381              20,906
  Other                                                                    139                 (24)                 --
  Changes in working capital items
    Accounts receivable, net                                            (3,438)            (22,504)            (18,608)
    Inventories, net                                                     2,575              (6,350)             (3,151)
    Other assets                                                          (435)             (3,008)            (17,361)
    Accounts payable                                                    (1,982)              2,964              18,831
    Accrued compensation and benefits                                      196                (588)               (868)
    Accrued expenses                                                      (957)              7,707                 179
    Accrued income taxes                                                 4,459                 717               1,754
------------------------------------------------------------------------------------------------------------------------
  Cash provided by operating activities                                 46,293              39,147              65,872
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures, net                                             (9,354)            (12,566)             (6,911)
  Mergers, net of $1,183, $5,287, and $4,432 cash
    acquired, respectively                                             (24,754)            (62,123)            (53,435)
------------------------------------------------------------------------------------------------------------------------
  Cash (used) in investing activities                                  (34,108)            (74,689)            (60,346)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of borrowings                                              (36,971)            (17,340)           (230,150)
  Proceeds from borrowings                                              16,766             111,230             252,180
  Proceeds from the exercise of options                                  3,732              12,988               7,627
  Purchase of treasury stock                                                --             (67,253)            (33,102)
  Dividends paid to former shareholders
    prior to merger                                                       (674)                 --                  --
------------------------------------------------------------------------------------------------------------------------
  Cash (used) in / provided by financing activities                    (17,147)             39,625              (3,445)
------------------------------------------------------------------------------------------------------------------------
  Foreign currency exchange impact on cash                                (258)             (1,386)             (4,515)
------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                      (5,220)              2,697              (2,434)
  Cash and cash equivalents at beginning of year                        11,166               5,946               8,643
------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                           $   5,946           $   8,643           $   6,209
========================================================================================================================
  Cash paid for interest                                             $   1,278           $   3,171           $  10,785
========================================================================================================================
  Cash paid for income taxes                                         $  15,318           $  21,005           $  39,286
========================================================================================================================


                                                           YEAR ENDED MARCH 31,
                                            ---------------------------------------------------
                                               1999                2000                2001
===============================================================================================
Mergers
Fair Value of:
     Assets acquired                        $  30,860           $ 110,181           $  86,648
     Liabilities assumed                       (4,923)            (42,771)            (28,781)
                                            ---------------------------------------------------
Cash paid                                      25,937              67,410              57,867
Less cash acquired                             (1,183)             (5,287)             (4,432)
                                            ---------------------------------------------------
Net cash paid for mergers                   $  24,754           $  62,123           $  53,435
===============================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Black Box Corporation is the world's largest technical services company dedicated to designing, building and maintaining today's complicated network infrastructure systems, servicing customers in 132 countries throughout the world.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Black Box Corporation and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION: The Company recognizes revenue in its phone support operations when title transfers at the time of shipment and the price for the product has been determined.

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

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements by clarifying preexisting rules. SAB No. 101 did not require the Company to change existing revenue recognition policies and, therefore, had no impact on the Company's financial condition at March 31, 2001.

CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances at March 31 are as follows:

                               2000             2001
===========================================================
Raw materials                $ 2,485          $ 2,476
Work-in-process                   23               11
Finished goods                45,858           51,863
Inventory reserve             (3,784)          (3,264)
-----------------------------------------------------------
Inventory, net               $44,582          $51,086
===========================================================

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

Property, plant and equipment balances, net of accumulated depreciation, at March 31 are as follows:

                                                2000             2001
=========================================================================
Land                                          $  2,948         $  2,405
Building and improvements                       23,556           25,595
Machinery                                       39,612           49,453
-------------------------------------------------------------------------
                                                66,116           77,453
Accumulated depreciation                       (25,671)         (32,792)
-------------------------------------------------------------------------
Property, plant and equipment, net            $ 40,445         $ 44,661
=========================================================================

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

                                                        2000          2001
=============================================================================
Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $24,448 and
 $27,232, respectively                                $ 32,626      $ 29,842

Goodwill, less accumulated amortization of $3,830
 and $12,881, respectively                             154,149       279,649

Tradename and trademarks, less accumulated
 amortization of $7,351 and $8,253, respectively        28,591        27,689
-----------------------------------------------------------------------------
Intangibles, net                                      $215,366      $337,180
=============================================================================


The Company evaluates the recoverability of intangible assets, including goodwill, at each balance sheet date based on forecasted future operations, undiscounted cash flows and other significant criteria. Based upon the available data, management believes that the carrying amount of these intangible assets will be realized over their respective remaining amortization periods. The carrying value of the intangibles would be adjusted to the present value of the future operating cash flows if the asset can not be recovered over its remaining life.

INCOME TAXES: Deferred income taxes are recognized for all temporary differences between the tax and financial bases of the Company's assets and liabilities, using the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's foreign subsidiaries, except for the subsidiaries located in Brazil and Mexico, are recorded in the local currency which is the functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using prevailing exchange rates at the appropriate balance sheet date and revenues and expenses are translated using an average monthly exchange rate. Translation adjustments resulting from this process are recorded as a separate component of "Stockholders' Equity" and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from transactions denominated in a currency other than the functional currency are included in net earnings. For the subsidiaries located in Brazil and Mexico, the U.S. dollar is the functional currency.

RISK MANAGEMENT AND FINANCIAL DERIVATIVES: The Company has operations, customers and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Austria, Brazil, Chile, Finland, Mexico, Norway and Sweden are denominated in U.S. dollars. The gains and losses resulting from the revaluation of the intercompany balances denominated in foreign currencies are recorded to gross profit to the extent the intercompany transaction resulted from an intercompany sale of inventory.

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

At March 31, 2001, the open foreign exchange contracts were in the Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $8,638, have a fair value of $8,250 and will expire over the next three months, with the exception of the contract related to the Company's acquisition of Data Specialties Europe Ltd., which expires on April 30, 2002. The open contracts have contract rates of 0.8909 to
0.9363 Euro, 1.4170 to 1.5318 Sterling pound, 1.5120 to 1.5760 Canadian dollars,
1.6004 to 1.7200 Swiss francs and 0.4950 to 0.5638 Australian dollars, all per U.S. dollar. The effect of these contracts on net income for the year ended March 31, 2001, was an increase of approximately $2,400.

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

ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS

No. 137, which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The effect of adopting SFAS No. 133 on April 1, 2001 is not material.

In June 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The new standard requires income from shipping and handling to be reflected in revenue. Prior to the adoption of this EITF, shipping and handling income offset shipping and handling expense and was primarily reflected in cost of sales. The Company adopted the statement in the fourth quarter of Fiscal 2001. All prior periods have been reclassified to comply with this statement.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 2:  CHANGES IN BUSINESS

MERGERS AND NEW SUBSIDIARIES: During Fiscal 2001, the Company successfully completed 28 business combinations which have been accounted for using the purchase method of accounting. April 2000 - Cabling Concepts, Inc. ("Cabling Concepts") and Teldata Corporation ("Teldata"), June 2000 - ST Communications & Cabling, Inc. ("ST"), GMCI Netcomm, Inc. ("GMCI"), Allcom Electric, Inc. ("Allcom"), Vista Information Technologies, Inc. ("Vista") and Schoeller Connectivity Gmbh ("Schoeller"), July 2000 - Ascor bvba ("Ascor"), Carey Systems Company ("Carey Systems"), Datel Communications, Inc. ("Datel"), Data Specialties Europe Ltd. ("Anglo") and Midwest Electronics and Communications, Inc. ("Midwest"), August 2000 - Duracom, Inc. ("Duracom") and Sterling Technology Systems, Inc. ("Sterling"), September 2000 - Da/Com Limited ("Da/Com"), October 2000 - Clear Communications, Inc. ("Clear"), Person-To-Person Communications, Inc. ("Person") and Smiles Communication Systems, Inc. ("Smiles"), November 2000 - IntEC Electric Systems Corporation ("IntEC"), Orchard Network Solutions Ltd. ("Orchard") and Societe Industrielle de Telephonie, Alarme et Video ("SITAV"), December 2000 - LANmark Communications, Inc. ("LANmark") and G&T Audio, Inc. ("Toof"), January 2001 - NetCabling B.V. ("NetCabling"), Bergman & Beving Electronics AS ("Heathcomm") and Bernhard Merz AG ("Merz"), February 2001 - Universal Connections, Incorporated ("Universal") and March 2001 - Michael Electric, Inc. ("Michael"). In connection with the above 28 business combinations, the Company issued an aggregate of 1.280 million shares of its common stock and used approximately $56,700 in cash to acquire all of the outstanding shares of the above 28 companies. This includes $3,133 of cash currently being held in a collateral account, which is considered long-term restricted cash and is included in the Company's other assets balance as of March 31, 2001. The Company expects to release the restricted cash on April 30, 2003.

The aggregate purchase price of the above 28 companies was approximately $151,000 and resulted in goodwill of approximately $133,200, after the allocation of purchase price to assets acquired and liabilities assumed. Goodwill is being amortized over 25 years.

During Fiscal 2000, the Company successfully completed 23 business combinations which have been accounted for using the purchase method of accounting. April 1999 - Con-Optic, Inc. ("Con-

Optic"), May 1999 - C-Tel Corporation ("C-Tel"), July 1999 - American Cabling & Equipment Services, Inc. ("American Cabling") and Comm Line Inc. ("Comm Line"), September 1999 - Florida Intranet Group, Inc. ("FIG") and Business Communication Concepts, Inc. ("BusCom"), October 1999 - Koncepts Communications of L.I., Corp. ("Koncepts") and Communication Contractors, Inc. ("CCInc."), November 1999 - DataCom-Link, Inc. and T&U Electric Service, Inc. ("DataCom"), American Communications Network Corporation ("ACN") and Datech Holdings, Limited ("Datech"), December 1999 - U.S. Premise Networking Services, Inc. ("USP") and TennMark Telecommunications, Inc. ("TennMark"), January 2000 - Parrish Communication Cabling, Inc. ("Parrish"), Structured Network Solutions, Inc. ("SNS"), R&D Services, Inc. ("R&D") and The Delaney Companies ("Delaney"), February 2000 - K&A Communications, Inc. ("K&A") and Jet Line Communications, Inc. ("JetLine") and March 2000 - American Telephone Service, Inc. ("ATS"), HL Service ("HL"), Advanced Network Technologies, Inc. ("Adnet") and Coast to Coast Communications, Inc. ("Coast"). In connection with the above 23 business combinations, the Company issued an aggregate of 1.144 million shares of its common stock in exchange for all of the outstanding shares of the above 23 companies. In addition, an aggregate of $57,638 in cash was used to acquire the above 23 companies. The aggregate purchase price was $124,548 and resulted in goodwill after assumed liabilities of approximately $110,476, which is being amortized over 25 years.

In addition, during Fiscal 2000, the Company completed three international mergers, Comunicaciones SA Spain, Indacom N.V. and Blue Box B.V., for a total purchase price of $8,818, resulting in goodwill of approximately $6,922.

During Fiscal 1999, the Company successfully completed four business combinations accounted for as poolings of interests: Associated Network Solutions, Inc. ("ANSI"), American Telephone Wiring Company ("ATW"), CCI Direct Connect, Inc. ("CCI") and Midwest Communications Technologies, Inc. ("MCT"). Accordingly, all prior period amounts of ANSI, ATW, CCI and MCT have been restated to reflect the combined results of operations and financial position. The Company issued an aggregate of 468 thousand shares of its common stock in exchange for all of the outstanding shares of ANSI, ATW, CCI and MCT.

In addition, during Fiscal 1999, the Company completed eight business combinations which have been accounted for using the purchase method of accounting: Todd Communications, Inc. ("Todd"), Cable Consultants, Incorporated. ("Cable Con"), Key-Four, Inc. ("Key-Four"), Advanced Communications Corporation ("ACC"), Wakefield Electronics Group Inc., doing business as South Hills Datacomm ("South Hills"), Ohmega Installations Limited ("Ohmega"), Aicon Telemarketing Tecnologico Ltda. ("Aicon") and The Austin Connection, Inc. ("Austin"). In connection with the eight business combinations during Fiscal 1999 accounted for using the purchase method of accounting, the Company issued an aggregate of 568 thousand shares of its common stock in exchange for all of the outstanding shares of the above eight companies. In addition, an aggregate of $25,980 in cash was used to acquire the above eight companies. The aggregate purchase price was $44,615 and resulted in goodwill after assumed liabilities of approximately $36,451, which is being amortized over 25 years.

As of March 31, 2001, certain merger agreements provide for contingent payments, of up to $37,428, of which $7,100 have been satisfied. Upon meeting the future performance goals, goodwill will be adjusted for the amount of the contingent payments.

As of March 31, 2001, certain merger agreements also provide a total of 141 thousand contingently issuable shares of common stock. Issuance of these shares is contingent on the market price of the Company's common stock over time. Goodwill will be adjusted to reflect any actual future share issuances related to these provisions. These shares are included as common equivalent shares when calculating diluted earnings per common share.

The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if the acquired entities had been purchased at the beginning of the stated periods:

                                                     YEAR ENDED MARCH 31,
                                              ==================================
                                                    2000               2001
                                                 (UNAUDITED)        (UNAUDITED)
================================================================================
Revenue                        As reported         $508,340          $826,993
                               Pro forma            834,700           913,990
--------------------------------------------------------------------------------
Net income                     As reported          $48,852           $64,190
                               Pro forma             57,702            71,876
--------------------------------------------------------------------------------
Diluted earnings per share     As reported            $2.60             $3.22
                               Pro forma               2.78              3.51
================================================================================

NOTE 3:  INDEBTEDNESS

Long-term debt at March 31 is as follows:

                                              2000                2001
===========================================================================
Revolving credit agreement                  $102,800            $121,200
Other debt                                     3,543               8,237
---------------------------------------------------------------------------
                                             106,343             129,437
Less: current portion                           (969)             (5,371)
---------------------------------------------------------------------------
Long-term debt                              $105,374            $124,066
===========================================================================


On April 4, 2000, Black Box simultaneously entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The Long Term Revolver is scheduled to expire on April 4, 2003 and the Short Term Revolver was scheduled to expire on April 4, 2001. In March 2001, the expiration of the Short Term Revolver was extended to April 4, 2002. Upon its expiration, the Company has the option to convert the Short Term Revolver into a one-year term note with substantially similar terms. The weighted average interest rate on all indebtedness of the Company as of March 31, 2001 and March 31, 2000 was approximately 6.8% and 6.7%, respectively.

Interest on the Syndicated Debt is variable based on the Company's option of selecting the bank's prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement. The applicable margin is adjusted each quarter based on the Company's Consolidated Leverage Ratio. The applicable margin varies from zero to 0.75% on the prime rate option and from 0.75% to 1.75% on the Euro-dollar rate option. As of March 31, 2001, the margin was zero on the prime rate option and 1.0% on the Euro-dollar rate option. The Syndicated Debt also provides for the payment of quarterly commitment fees on unborrowed funds at a rate that is also determined by the Consolidated Leverage Ratio. The commitment fee percentage ranges from 0.25% to 0.375%. As of March 31, 2001, the commitment fee percentage was 0.25%. The Syndicated Debt is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants including without limitation requirements for minimum net worth, fixed charge coverage, interest coverage and consolidated leverage ratio.

The proceeds from the Syndicated Debt were used to refinance all pre-existing Mellon debt and to provide additional working capital. With the close of the Syndicated Debt, the Credit Agreements dated February 12, 1999, August 27, 1999 and January 4, 2000 were all fully paid and satisfied.

Other debt is composed of various bank, industrial revenue and third party loans secured by specific pieces of equipment and real property. Interest on these loans are fixed and range from 3% to 5%.

At March 31, 2001, the Company had $970 of letters of credit outstanding.

The aggregated amount of the minimum principal payments for each of the five fiscal years subsequent to March 31, 2001 for all long-term indebtedness is as follows: 2002-$5,371; 2003-$123,492; 2004-$315; 2005-$127; 2006-$10; and
thereafter-$122.

The fair value of the Company's debt at March 31, 2001 approximates the carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

NOTE 4:  INCOME TAXES

The domestic and foreign components of pretax income from continuing operations for the years ended March 31 are as follows:

                                1999          2000            2001
======================================================================
Domestic                      $46,007       $56,304         $ 80,863
Foreign                        17,043        23,773           24,367
----------------------------------------------------------------------
Consolidated                  $63,050       $80,077         $105,230
======================================================================

The provision for income tax charged to continuing operations for the years ended March 31 consists of the following:

                                       1999           2000            2001
=============================================================================
Current:
  Federal                            $ 9,980        $11,474         $25,085
  State                                1,031          1,020           3,836
  Foreign                              7,799          9,254           8,739
-----------------------------------------------------------------------------
Total current                         18,810         21,748          37,660
-----------------------------------------------------------------------------
Deferred                               6,095          9,477           3,380
-----------------------------------------------------------------------------
Provision for income taxes           $24,905        $31,225         $41,040
=============================================================================

Reconciliations between income taxes from continuing operations computed using the federal statutory income tax rate and the Company's effective tax rate for the years ended March 31 are as follows:

                                               1999        2000         2001
===============================================================================
Federal statutory tax rate                     35.0%       35.0%        35.0%
Foreign taxes, net of foreign tax credits       1.1        (0.4)        (1.4)
Amortization of nondeductible intangibles       1.8         2.2          3.1
State income taxes, net of federal benefit      1.6         1.7          2.6
Other, net                                      0.0         0.5         (0.3)
-------------------------------------------------------------------------------
Effective tax rate                             39.5%       39.0%        39.0%
===============================================================================

The components of deferred tax (liabilities) assets at March 31 are as follows:

                                                              2000        2001
================================================================================
Tradename and trademarks                                   $ (9,999)   $(10,006)
State taxes                                                  (1,744)     (1,720)
Unremitted earnings of Japanese subsidiary                   (5,394)     (3,294)
Basis of fixed assets                                          (624)       (771)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                              (17,761)    (15,791)
Net operating losses and foreign tax credit carryforwards     7,094       5,614
Basis of finished goods inventory                               733         920
Other                                                           353       2,112
--------------------------------------------------------------------------------
Gross deferred tax assets                                     8,180       8,646
--------------------------------------------------------------------------------
Net deferred tax liabilities                               $ (9,581)   $ (7,145)
================================================================================


At March 31, 2001, the Company had $43,340 of net operating loss carryforwards and $38,242 of alternative minimum tax loss carryforwards. As a result of the Company's reorganization in 1992 and concurrent ownership change, Section 382 of the Internal Revenue Code limits the amount of net operating losses available to the Company to approximately $600 per year. The carryforwards expire in the fiscal years 2004 through 2007; however, due to the limitation stated above, the Company expects to utilize only the unrestricted portion of the operating loss carryforwards, prior to expiration.

In general, except for certain earnings in Japan, it is management's intention to reinvest undistributed earnings of foreign subsidiaries, which aggregate approximately $24,367 based on exchange rates at March 31, 2001. However, from time to time, the foreign subsidiaries declare dividends to the U.S. parent, at which time the appropriate amount of tax is determined. Also, additional taxes could be necessary if foreign earnings were loaned to the parent or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and facilities under noncancelable operating lease agreements, which contain provisions for certain rental adjustments as well as renewal options. Rent expense under these operating leases for the years ended March 31, 1999, 2000 and 2001 was $2,882, $4,831 and $8,608, respectively. At March 31, 2001, the minimum lease commitments under all noncancelable operating leases for the next five years are as follows:
2002-$7,440; 2003-

$6,079; 2004-$4,800; 2005-$3,870; 2006-$3,359 and thereafter-$14,421.

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

NOTE 6:  INCENTIVE COMPENSATION PLANS

PERFORMANCE BONUS: The Company has a variable compensation plan covering substantially all phone services employees. This plan provides for the payment of a bonus based on certain annual performance targets. All payments are subject to approval by the Board of Directors upon the completion of the annual audit. In addition, the Company has an incentive compensation plan that covers certain key employees. Amounts to be paid under this plan are based on the attainment of certain operating targets over a three-year period ending March 31, 2001. No amounts will be paid under this plan. The amount expensed under the variable compensation plan for the years ended March 31, 1999, 2000 and 2001 were $3,519, $3,366 and $2,844, respectively.

PROFIT SHARING AND SAVINGS PLAN: The Company has various Profit Sharing and Savings Plans ("Plans") which qualify as deferred salary arrangements under
Section 401(k) of the Internal Revenue Code. Under the Plans, participants are permitted to contribute various percentages of their compensation, as defined, and the Company matches a percentage of the participant's contributions. The total Company contribution for the years ended March 31, 1999, 2000 and 2001 was $792, $1,025 and $3,841, respectively.

STOCK OPTION PLANS: The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the "Employee Plan"), and the 1992 Directors Stock Option Plan, as amended (the "Directors Plan"). The Employee Plan authorizes the issuance of options and stock appreciation rights ("SARs") for up to 5.45 million shares of common stock. Options are issued by the Board of Directors or a Board committee to key employees of the Company and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The Directors Plan authorizes the issuance of options and SARs for up to 150 thousand shares of common stock. Options are issued by the Board of Directors or a Board committee and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The following is a summary of the Company's stock option plans for years ended March 31:

                                             1999                     2000                   2001
=====================================================================================================
                                            WEIGHTED                 WEIGHTED               WEIGHTED
                                            AVERAGE                  AVERAGE                AVERAGE
(Shares in thousands)                       EXERCISE                 EXERCISE               EXERCISE
                                 SHARES      PRICE      SHARES        PRICE      SHARES      PRICE
=====================================================================================================
Outstanding, beginning
  of the year                     2,518     $ 20.14      2,802        $21.52      2,971      $28.54
Granted                             723       22.08        837         45.61        918       42.47
Exercised                          (348)      10.82       (644)        20.15       (175)      28.04
Forfeited                           (91)      28.77        (24)        27.22        (36)      37.98
-----------------------------------------------------------------------------------------------------
Outstanding, end of
  the year                        2,802     $ 21.51      2,971        $28.54      3,678      $31.95
Exercisable, end of year          1,355     $ 17.70      1,420        $20.64      1,995      $24.62

Weighted average fair value
of options granted during
the year                                     $11.87                   $19.33                 $27.18
=====================================================================================================


The following table summarizes information about the stock options outstanding at March 31, 2001:

                                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                            ----------------------------       -------------------------
(Options in thousands)                       WEIGHTED
                                              AVERAGE           WEIGHTED                        WEIGHTED
                                             REMAINING          AVERAGE                         AVERAGE
      RANGE OF                 NUMBER       CONTRACTUAL         EXERCISE         NUMBER         EXERCISE
  EXERCISE PRICES           OUTSTANDING        LIFE               PRICE        EXERCISABLE       PRICE
========================================================================================================
$ 6.6501 - $13.3000             334          3.1 years           $ 9.89            334          $ 9.89
$13.3001 - $19.9500             239          4.2 years            14.93            239           14.93
$19.9501 - $26.6000             824          6.8 years            22.22            593           22.33
$26.6001 - $33.2500             602          6.9 years            30.45            571           30.27
$33.2501 - $39.9000              20          5.3 years            35.19             20           35.19
$39.9001 - $46.5500           1,457          8.9 years            43.35            174           45.06
$46.5501 - $53.2000             186          8.4 years            49.49             61           49.48
$53.2001 - $59.8500               3          8.8 years            55.88              1           55.88
$59.8501 - $66.5500              13          6.6 years            64.69              2           62.13
--------------------------------------------------------------------------------------------------------
$ 6.6501 - $66.5500           3,678          7.2 years           $31.95          1,995          $24.62
========================================================================================================


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

                                                 1999         2000        2001
================================================================================
Net income                      As reported     $38,145      $48,852     $64,190
                                Pro forma        34,071       45,075      57,688
--------------------------------------------------------------------------------
Diluted earnings per share      As reported       $2.09        $2.60       $3.22
                                Pro forma          1.86         2.40        2.89
================================================================================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for the years ending March 31:

                                    1999         2000       2001
==================================================================
Expected life (in years)             6.1         4.0        4.4
Risk free interest rate              4.6%        6.0%       4.9%
Volatility                            50%         45%        62%
Dividend yield                        --          --         --
==================================================================

NOTE 7:  EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed under the treasury stock method based on the weighted average number of common shares issued and outstanding.

 The following table details this calculation:

                                                                  YEAR ENDED MARCH 31,
                                                             -------------------------------
(Shares in thousands)                                         1999        2000        2001
============================================================================================
Net income for earnings per share computation                $38,145     $48,852     $64,190
Basic earnings per common share:
   Weighted average common shares                             17,435      17,835      18,904
   Basic earnings per common share                             $2.19       $2.74       $3.40
--------------------------------------------------------------------------------------------
Diluted earnings per common share:
   Weighted average common shares                             17,435      17,835      18,904
   Shares issuable from assumed conversion of
       stock options and contingently issuable shares
       from acquisitions (net of tax savings)                    833         950       1,025
--------------------------------------------------------------------------------------------
  Weighted average common and common
       equivalent shares                                      18,268      18,785      19,929
  Diluted earnings per common share                            $2.09       $2.60       $3.22
============================================================================================


Options to purchase approximately 13 thousand shares of Common Stock were outstanding in 2001 but were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price of the shares.

NOTE 8:  TREASURY STOCK

From March 31, 1999 through March 31, 2001, the Company announced its intention to repurchase up to 2.5 million shares of its Common Stock. As of March 31, 2001, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. The Company's most recent announcement was on July 21, 2000 to repurchase an additional 500 thousand shares of its Common Stock, of which 105 thousand were repurchased as of March 31, 2001 under this plan, and are included in the totals above. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities.

NOTE 9: SEGMENT REPORTING

The Company manages the business primarily on a product and service line basis. Its reportable segments are comprised of On-Site Services and Phone Services. The Other operating segment includes expenses related to tradename and trademark protection and costs directly related to the Company's on-going mergers and acquisitions program. The Company reports its segments separately because of differences in the ways the product and service lines are managed and operated. Consistent with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company aggregates similar operating segments into reportable segments.

The accounting policies of the various segments are the same as those described in "Summary of Significant Accounting Principles" in Note 1. The Company evaluates the performance of each segment based on "Worldwide Operating Income." A segment's Worldwide Operating Income is its earnings before interest, taxes and amortization. Revenues and the related profits on intercompany transactions are reported by the segment providing the third-party revenues. Intersegment sales are not reviewed by management and are not presented below. Certain costs incurred in phone services are directly related to the Company's business development through mergers and acquisitions and therefore are reclassified to the Other operating segment in the information presented below. Segment interest income, segment interest expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented in the information below.

Summary information by reportable segment is as follows:

ON-SITE SERVICES

                                         1999            2000           2001
================================================================================
Revenues                              $ 26,937        $152,167       $437,296
Worldwide Operating Income               2,621          20,975         57,038
Depreciation                               283           1,461          7,790
Amortization                                69           1,895          8,024
Segment assets                          37,816         221,377        430,721
================================================================================

PHONE SERVICES

                                         1999            2000            2001
================================================================================
Revenues                              $309,953        $356,173       $389,697
Worldwide Operating Income              65,961          71,073         75,439
Depreciation                             3,007           3,512          4,228
Amortization                             3,293           3,557          3,845
Segment assets                         256,826         312,496        502,582
================================================================================

OTHER

                                         1999            2000           2001
================================================================================
Revenues                              $     --        $     --       $     --
Worldwide Operating Income                (814)         (2,395)        (2,722)
Depreciation                              (195)           (234)          (233)
Amortization                               901             958            952
Segment assets                         207,878         340,532        578,906
================================================================================

The following are reconciliations between certain reportable segment data and the corresponding consolidated amounts:

REVENUES

                                                 1999       2000         2001
================================================================================
Total revenues from reportable segments        $336,890   $508,340     $826,993
Other revenues                                       --         --           --
--------------------------------------------------------------------------------
Total consolidated revenues                     336,890    508,340      826,993
================================================================================

WORLDWIDE OPERATING INCOME

                                                 1999       2000         2001
================================================================================
Total Worldwide Operating Income for
reportable segments                             $68,582    $92,048     $132,477
Other Worldwide Operating Income                   (814)    (2,395)      (2,722)
--------------------------------------------------------------------------------
Total consolidated Worldwide Operating Income    67,768     89,653      129,755
================================================================================

ASSETS

                                                 1999       2000         2001
================================================================================
Total assets for reportable segments           $294,642   $533,873     $933,303
Other assets                                    207,878    340,532      578,906
Corporate eliminations                         (256,055)  (422,116)    (859,279)
--------------------------------------------------------------------------------
Total consolidated assets                       246,465    452,289      652,930
================================================================================


Information about geographic areas is as follows:

REVENUES

                                                 1999       2000         2001
================================================================================
North America                                  $191,387   $338,099     $608,855
Europe                                           93,402    107,030      147,297
Pacific Rim                                      36,240     44,292       48,634
Latin America                                    15,861     18,919       22,207
--------------------------------------------------------------------------------
Total revenues                                  336,890    508,340      826,993
================================================================================

ASSETS

                                                 1999       2000         2001
================================================================================
North America                                  $186,738   $364,303     $524,349
Europe                                           34,697     60,311       98,860
Pacific Rim                                      12,746     16,200       17,579
Latin America                                    12,284     11,475       12,142
--------------------------------------------------------------------------------
Total assets                                    246,465    452,289      652,930
================================================================================

NOTE 10:  QUARTERLY DATA (UNAUDITED)

                            FIRST        SECOND        THIRD       FOURTH
                           QUARTER       QUARTER      QUARTER      QUARTER      YEAR
======================================================================================
FISCAL 2000
Revenues                   $99,619      $120,082     $129,263     $159,376    $508,340
Gross profit                45,505        51,200       55,696       67,126     219,527
Net income                  10,640        11,577       12,305       14,330      48,852
Basic earnings per
  common share                0.60          0.66         0.68         0.79     2.74(1)
Diluted earnings per
  common share                0.57          0.62         0.65         0.75     2.60(1)
======================================================================================
FISCAL 2001
Revenues                  $171,133      $210,169     $220,534     $225,157    $826,993
Gross profit                70,525        84,280       88,685       89,642     333,132
Net income                  14,128        16,182       16,774       17,106      64,190
Basic earnings per
  common share                0.76          0.86         0.88         0.89     3.40(1)
Diluted earnings per
  common share                0.72          0.82         0.84         0.85     3.22(1)
======================================================================================


(1) Earnings per share for the year is different than the sum of the quarterly earnings per share due to rounding and average share prices.

NOTE 11:  SUBSEQUENT EVENTS (UNAUDITED)

In April 2001, the Company merged with Haddad Electronic Supply, Inc. ("Haddad"). Established in 1951 in Fall River, Massachusetts, Haddad provides technical design, installation and maintenance services for telecommunication, premise cabling and related products to customers primarily in New England. The results of operations and financial position of Haddad are not material to the Company's consolidated results of operations or financial position.

In April 2001, the Company merged with FBS Communications, LP ("FBS"). Established in 1988 in San Antonio, Texas, FBS provides technical design, installation and maintenance services for premise cabling, telecommunication and related products to customers in and around Texas. The results of operations and financial position of FBS are not material to the Company's consolidated results of operations or financial position.

In April 2001, the Company merged with Integrated Cabling Systems, Inc. ("ICS"). Established in 1990 in Lincoln, Nebraska, ICS provides technical design, installation and maintenance services for premise cabling, telecommunication and related products to customers primarily in the greater Lincoln and Omaha areas. The results of operations and financial position of ICS are not material to the Company's consolidated results of operations or financial position.

In June 2001, the Company merged with Computer Cables and Accessories Ltd ("CCA"). Established in 1979 in London, England, CCA provides technical design, installation and maintenance services for premise cabling and related services to customers throughout the United Kingdom. The results of operations and financial position of CCA are not material to the Company's consolidated results of operations or financial position.

In June 2001, the Company merged with Vivid Communications, Inc. ("Vivid"). Established in

1997 in Kensington, Maryland, Vivid provides technical design, installation and maintenance services for premise cabling and related products to customers in and around Washington, D.C. The results of operations and financial position of Vivid are not material to the Company's consolidated results of operations or financial position.

In June 2001, the Company merged with DESIGNet, Inc. ("DESIGNet"). Established in 1982 in San Jose, California, DESIGNet provides technical design, installation and maintenance services for premise cabling and related products to customers in and around the San Francisco Bay region. The results of operations and financial position of DESIGNet are not material to the Company's consolidated results of operations or financial position.

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

         The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Certain Board Committees" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

ITEM 11 -- EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the information set forth under the captions "Board of Directors and Certain Board Committees", "Executive Compensation and Other Information", and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement; provided, however, that the compensation committee report, the report of the audit committee of the board of directors, and performance graph in the Proxy Statement are not incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners", "Compensation Committee Interlocks and Insider Participation", and "Security Ownership of Management" in the Proxy Statement.

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

                  (2)      Financial Statement Schedules

                           Report of Independent Public Accountants on
                           Supplemental Schedules

                           Schedule II - Valuation and Qualifying Accounts

                  (3)      Exhibits

                                   Exhibit
                                   Number                                 Description
                                   ------                                 -----------

                                    3(i)             Second Restated Certificate of Incorporation of the
                                                     Company, as amended (3)

                                    3(ii)            Restated Bylaws, as amended (2)

                                    10.1             1992 Stock Option Plan, as amended (3)

                                    10.2             1992 Director Stock Option Plan, as amended (4)

                                    10.3             Executive Incentive Program Summary
                                                     (1999-2001) (6)

                                    10.4             Revolving Credit Agreement, dated as of
                                                     April 4, 2000, among Black Box Corporation of Pennsylvania,
                                                     Black Box Corporation, the Guarantors,
                                                     the Lenders and Mellon Bank, N.A. (5)

                                    10.5             Short Term Credit Agreement, dated as of
                                                     April 4, 2000, among Black Box Corporation of
                                                     Pennsylvania, Black Box Corporation, the Guarantors,
                                                     the Lenders and Mellon Bank, N.A. (5)

                                    10.6             Credit Agreement, dated as of August 27, 1999,
                                                     among Black Box Corporation of Pennsylvania,
                                                     Black Box Corporation and Mellon Bank, N.A. (5)

                                    10.7             Credit Agreement, dated as of January 4, 2000, among
                                                     Black Box Corporation of Pennsylvania, Black Box Corporation
                                                     and Mellon Bank, N.A. (5)

                                    10.8             First Amendment to Credit Agreements, dated March 30,
                                                     2001, among Black Box Corporation of Pennsylvania, Black Box
                                                     Corporation, the Guarantor, the Lenders and Mellon
                                                     Bank, N.A. (1)

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

                  (3) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 14, 2000, and incorporated herein by reference.

                  (4) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 13, 1998.

                  (5) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 29, 2000.

                  (6) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 29, 1998.

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

         BLACK BOX CORPORATION

         Dated:  June 29, 2001
                                               /s/ Anna M. Baird
                                      -----------------------------------
                                      Anna M. Baird, Vice President, Chief
                                      Financial Officer, Treasurer, Secretary,
                                      and Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                  CAPACITY                 DATE

         /s/ WILLIAM F. ANDREWS              Director             June 29, 2001
         ----------------------
           William F. Andrews

          /s/ THOMAS G. GREIG                Director             June 29, 2001
          -------------------
            Thomas G. Greig

         /s/ WILLIAM R. NEWLIN               Director             June 29, 2001
         ---------------------
           William R. Newlin

           /s/ BRIAN D. YOUNG                Director             June 29, 2001
           ------------------
             Brian D. Young

           /s/ FRED C. YOUNG          Director, Chairman of       June 29, 2001
           -----------------             the Board, Chief
             Fred C. Young               Executive Office

           /s/ ANNA M. BAIRD             Vice President,          June 29, 2001
           -----------------         Chief Financial Officer,
             Anna M. Baird           Treasurer and Principal
                                        Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Black Box Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Black Box Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated April 30, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP




Pittsburgh, Pennsylvania
April 30, 2001

                                                                     SCHEDULE II

                              BLACK BOX CORPORATION

                       VALUATIONS AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                     ADDITIONS      ADDITIONS
                                    BALANCE AT      CHARGED TO      RESULTING       REDUCTIONS       BALANCE
        DESCRIPTION                BEGINNING OF      COSTS AND         FROM            FROM         AT END OF
        -----------                   PERIOD         EXPENSES      ACQUISITIONS      RESERVES         PERIOD
                                      ------         --------      ------------      --------         ------

YEAR ENDED MARCH 31, 1999
  Inventory reserves                  $2,854          $2,893          $  503          $2,694          $3,556
  Allowance for unrealizable
  accounts/sales returns              $2,655          $1,983          $  940          $1,555          $4,023
  Restructuring reserve               $   --          $   --          $2,200          $  902          $1,298

YEAR ENDED MARCH 31, 2000
  Inventory reserves                  $3,556          $1,319          $1,028          $2,119          $3,784
  Allowance for unrealizable
  accounts/sales returns              $4,023          $2,447          $2,266          $2,432          $6,304
  Restructuring reserve               $1,298          $   --          $   --          $  436          $  862

YEAR ENDED MARCH 31, 2001
  Inventory reserves                  $3,784          $1,338          $  791          $2,649          $3,264
  Allowance for unrealizable
  accounts/sales returns              $6,304          $2,302          $2,683          $3,512          $7,777
  Restructuring reserve               $  862          $   --          $   --          $  157          $  705