Form 10-Q
period 2001-06-30
BLACK BOX CORP
filed 2001-08-14
CIK 849547

                                                       Fiscal 2002 First Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30,
                        2001 COMMISSION FILE NO. 0-18706


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

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of July 31, 2001 was 19,742,759 shares.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                   (Unaudited)
                                                                                     June 30,              March 31,
                                                                                       2001                  2001
                                                                                   --------------        --------------
ASSETS
Current assets:
       Cash and cash equivalents                                                     $  10,513           $   6,209
       Accounts receivable, net of allowance for doubtful
           accounts of $10,270 and $7,777, respectively                                150,249             160,917
       Inventories, net                                                                 52,834              51,086
       Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                     30,401              30,067
       Other current assets                                                             25,012              19,069
                                                                                     ---------           ---------
                                 Total current assets                                  269,009             267,348

Property, plant and equipment, net of accumulated depreciation
       of $34,364 and $32,792, respectively                                             44,735              44,661
Intangibles, net of accumulated amortization of $48,335 and
       $48,366, respectively                                                           369,779             337,180
Other assets                                                                             3,378               3,741
                                                                                     ---------           ---------
                                 Total assets                                        $ 686,901           $ 652,930
                                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                                  $   3,213           $   5,371
       Accounts payable                                                                 65,869              70,255
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                      6,838               6,013
       Other accrued expenses                                                           28,481              33,137
       Accrued income taxes                                                             11,562              13,650
                                                                                     ---------           ---------
                                 Total current liabilities                             115,963             128,426

Long-term debt                                                                         130,757             124,066
Other liabilities                                                                        9,380              11,487

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 100,000,000; par value $.001;
           issued 21,837,816 and 21,406,367, respectively                                   22                  21
       Additional paid-in capital                                                      275,476             248,053
       Retained earnings                                                               265,329             250,246
       Treasury stock, at cost, 2,105,000 shares                                      (100,355)           (100,355)
       Accumulated other comprehensive income (loss)                                    (9,671)             (9,014)
                                                                                     ---------           ---------
                                 Total stockholders' equity                            430,801             388,951
                                                                                     ---------           ---------
                                 Total liabilities and stockholders' equity          $ 686,901           $ 652,930
                                                                                     =========           =========


                 See Notes to Consolidated Financial Statements

                                       BLACK BOX CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)
                             (In thousands, except per share amounts)

                                                             Three month period ended
                                                                     June 30,
                                                              2001               2000
                                                            --------          --------
Revenues                                                    $207,116          $171,133
      Cost of sales                                          128,172           100,608
                                                            --------          --------

Gross profit                                                  78,944            70,525

      Selling, general and administrative expenses            52,654            42,503
      Intangibles amortization                                    --             2,648
                                                            --------          --------

Operating income                                              26,290            25,374

      Interest expense, net                                    2,109             2,213
      Other expense, net                                         248                --
                                                            --------          --------

Income before income taxes                                    23,933            23,161

      Provision for income taxes                               8,850             9,033
                                                            --------          --------

Net income                                                  $ 15,083          $ 14,128
                                                            ========          ========


Basic earnings per common share                             $   0.77          $   0.76
                                                            ========          ========

Diluted earnings per common share                           $   0.73          $   0.72
                                                            ========          ========

Weighted average common shares                                19,495            18,625
                                                            ========          ========

Weighted average common and
      common equivalent shares                                20,616            19,758
                                                            ========          ========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                        Accumulated
                                            Common Stock                    Additional                    Other
                                       -------------------    Treasury       Paid-in      Retained     Comprehensive
                                         Shares     Amount     Stock         Capital      Earnings      Income(Loss)      Total
                                       ----------   ------    ---------      --------     --------      -----------    ----------
Balance at March 31, 2000              19,940,217     $20     ($ 67,253)     $144,828     $186,056        ($5,324)     $ 258,327

Net income                                     --      --            --            --       64,190             --         64,190
Purchase of treasury stock                     --      --       (33,102)           --           --             --        (33,102)
Issuance of common stock                1,290,455       1            --        95,598           --             --         95,599
Exercise of options                       175,695      --            --         4,916           --             --          4,916
Tax benefit from exercised options             --      --            --         2,711           --             --          2,711
Comprehensive loss                             --      --            --            --           --         (3,690)        (3,690)
                                       ----------     ---     ---------      --------     --------        -------      ---------

Balance at March 31, 2001              21,406,367      21      (100,355)      248,053      250,246         (9,014)       388,951

Net income                                     --      --            --            --       15,083             --         15,083
Issuance of common stock                  309,189       1            --        24,153           --             --         24,154
Exercise of options                       122,260      --            --         1,995           --             --          1,995
Tax benefit from exercised options             --      --            --         1,275           --             --          1,275
Comprehensive loss                             --      --            --            --           --           (657)          (657)
                                       ----------     ---     ---------      --------     --------        -------      ---------

 Balance at June 30, 2001              21,837,816     $22     ($100,355)     $275,476     $265,329        ($9,671)     $ 430,801
                                       ==========     ===     =========      ========     ========        =======      =========













                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                       Three month period ended
                                                                              June 30,
                                                                       2001               2000
                                                                     --------           --------
Cash flows from operating activities:
       Net income                                                    $ 15,083           $ 14,128
       Adjustments to reconcile net income to cash provided
         by operating activities:
            Intangibles amortization                                       --              2,648
            Depreciation                                                2,018              1,861
            Other                                                          --                 68
       Changes in working capital items:
            Accounts receivable, net                                   14,007             (5,630)
            Inventories, net                                           (1,263)            (1,957)
            Other current assets                                       (3,996)            (9,993)
            Accounts payable and accrued liabilities                  (19,100)             3,477
                                                                     --------           --------
       Cash provided by operating activities                            6,749              4,602
                                                                     --------           --------

Cash flows from investing activities:
            Capital expenditures                                         (804)            (3,385)
            Mergers, net of cash acquired                              (8,290)           (26,202)
                                                                     --------           --------
       Cash (used in) investing activities                             (9,094)           (29,587)
                                                                     --------           --------

Cash flows from financing activities:
            Revolving credit borrowings, net                            4,512             23,222
            Proceeds from exercise of options                           3,270              1,282
                                                                     --------           --------
       Cash provided by financing activities                            7,782             24,504
                                                                     --------           --------

Foreign currency exchange impact on cash                               (1,133)            (1,143)
                                                                     --------           --------

Increase (decrease) in cash and cash equivalents                        4,304             (1,624)
Cash and cash equivalents at beginning of period                        6,209              8,643
                                                                     --------           --------

Cash and cash equivalents at end of period                           $ 10,513           $  7,019
                                                                     ========           ========


Cash paid for interest                                               $  2,036           $  2,011
                                                                     --------           --------
Cash paid for income taxes                                           $ 13,005           $  3,470
                                                                     --------           --------


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

         The Financial Statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although Black Box Corporation (the "Company") believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K which was filed with the SEC for the fiscal year ended March 31, 2001. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                              June 30,           March 31,
                                                2001               2001
         -------------------------------------------------------------------
         Raw materials                        $  2,331           $  2,476
         Work-in-process                             9                 11
         Finished goods                         52,965             51,863
         Inventory reserve                      (2,471)            (3,264)
         -------------------------------------------------------------------
         Inventory, net                       $ 52,834           $ 51,086
         -------------------------------------------------------------------

NOTE 3 - FINANCIAL DERIVATIVES

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income.

         At June 30, 2001, the open foreign exchange contracts were in Yen, Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $19,288, have a fair value of $18,855 and will expire over the next six months, with the exception of the contracts related to the Company's acquisition of Data Specialties Europe Ltd., which expire on April 30, 2002. The open contracts have contract rates of 117.89 to 125.30 Yen, 0.8439 to 0.8983 Euro, 1.3716 to 1.5318 Sterling pound, 1.5230 to
1.5479 Canadian dollar, 1.7778 to 1.7981 Swiss franc and 0.5060 to 0.5103 Australian dollar, all per U.S. dollar. The effect of these contracts on net income for the three month period ended June 30, 2001 was an increase of approximately $55.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

                                                              Three month period ended
                                                                     June 30,
                                                            ----------------------------
                                                             2001                 2000
----------------------------------------------------------------------------------------
Net income                                                  $ 15,083           $ 14,128
Other comprehensive income:
     Foreign currency translation adjustment                    (710)              (796)
     Unrealized gains on derivative designated and
          qualified as cash flow hedges                           53                 --
----------------------------------------------------------------------------------------
Comprehensive income                                        $ 14,426           $ 13,332
----------------------------------------------------------------------------------------

The components of accumulated other comprehensive income (loss) consisted of the following:

                                                            June 30,            March 31,
                                                              2001                2001
----------------------------------------------------------------------------------------
Unrealized gains on derivative designated and
     qualified as cash flow hedges                           $    53             $    --
Foreign currency translation adjustment                       (9,724)             (9,014)
----------------------------------------------------------------------------------------
Total accumulated other comprehensive
     income (loss)                                           $(9,671)            $(9,014)
----------------------------------------------------------------------------------------

         On April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which resulted in an increase in accumulated other comprehensive income (loss) of $53.

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                       Three month period ended
                                                                June 30,
                                                       -------------------------
                                                        2001             2000
--------------------------------------------------------------------------------
Net income for earnings per share computation          $15,083          $14,128

Basic earnings per common share:
   Weighted average common shares                       19,495           18,625
--------------------------------------------------------------------------------

   Basic earnings per common share                     $  0.77          $  0.76

--------------------------------------------------------------------------------
Diluted earnings per common share:
   Weighted average common shares                       19,495           18,625
   Shares issuable from assumed conversion
     of common stock equivalents                         1,121            1,133
--------------------------------------------------------------------------------
   Weighted average common and common
     equivalent shares                                  20,616           19,758
--------------------------------------------------------------------------------

   Diluted earnings per common share                   $  0.73          $  0.72
--------------------------------------------------------------------------------



         Excluded from the calculation above are ten thousand shares for the three month period ended June 30, 2001 as the exercise price was greater than the average market price for the time period.

NOTE 6 - ADOPTION OF NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations. The Company is currently evaluating the effects of SFAS No. 141 and does not expect its adoption to have a material effect on the Company's financial statements or results of operations. The Company will adopt the new standard in the second quarter of Fiscal 2002.

NOTE 7 - CHANGES IN BUSINESS

         During the three months ended June 30, 2001, the Company successfully completed six business combinations which have been accounted for using the purchase method of accounting: April 2001 - Haddad Electronic Supply, Inc., FBS Communications, L.P. and Integrated Cabling Systems, Inc.; May 2001 - Computer Cables and Accessories Ltd; June 2001 - Vivid Communications, Inc. and DESIGNet, Inc. In connection with the above six business combinations, the Company issued an aggregate of 243 thousand shares of its common stock and used approximately $12,500 in cash to acquire all of the outstanding shares of the above six companies.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


         The aggregate purchase price of the above six companies was approximately $31,800 and resulted in goodwill of approximately $26,800, after the allocation of purchase price to assets acquired and liabilities assumed.

         As of June 30, 2001, certain merger agreements provide for contingent payments, of up to $42,020, of which $7,350 have been satisfied and paid. Upon meeting the future performance goals, goodwill will be adjusted for the amount of the contingent payments.

         As of June 30, 2001, certain merger agreements, which are included in the previous paragraph, provide a total of 225 thousand contingently issuable shares of common stock. Issuance of these shares is contingent on the market price of the Company's common stock over time. There will be no change in the dollar amount of stockholders' equity if such shares are issued. These shares are included as common equivalent shares when calculating diluted earnings per common share.

         The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if all Fiscal Year 2001 and 2002 acquisitions had been completed at the beginning of the stated periods:

                                                             Three month period ended June 30,
                                                            ----------------------------------
                                                                2001                   2000
                                                            (unaudited)            (unaudited)
----------------------------------------------------------------------------------------------
Revenue                              As reported             $207,116               $171,133
                                     Pro forma                211,082                223,616
----------------------------------------------------------------------------------------------
Net income                           As reported             $ 15,083               $ 14,128
                                     Pro forma                 15,271                 18,666
----------------------------------------------------------------------------------------------
Diluted earnings per share           As reported             $   0.73                $  0.72
                                     Pro forma               $   0.74                $  0.89
----------------------------------------------------------------------------------------------

NOTE 8 - TREASURY STOCK

         From March 31, 1999 through June 30, 2001, the Company announced its intention to repurchase up to 2.5 million shares of its Common Stock. As of June 30, 2001, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. The Company's most recent announcement was on July 21, 2000 to repurchase an additional 500 thousand shares of its Common Stock, of which 105 thousand were repurchased as of June 30, 2001 under this plan, and are included in the totals above. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities.

NOTE 9 - INDEBTEDNESS

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


The Long Term Revolver is scheduled to expire on April 4, 2003 and the Short Term Revolver is scheduled to expire on April 4, 2002. Upon its expiration, the Company has the option to convert the Short Term Revolver into a one-year term note with substantially similar terms. The interest on the borrowings is variable based on the Company's option of selecting the banks prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement.

         The Company's total debt at June 30, 2001 was comprised of $113,900 under the Mellon Long Term Revolver, $14,100 under the Mellon Short Term Revolver, and $5,970 of various other loans. The weighted average interest rate on all indebtedness of the Company as of June 30, 2001 was approximately 5.4% compared to 6.8% as of March 31, 2001.

NOTE 10 - SEGMENT REPORTING

         The Company manages the business primarily on a product and service line basis. Its reportable segments are comprised of On-Site Services and Phone Services. The Other operating segment includes expenses related to tradename and trademark protection, costs directly related to the Company's on-going mergers and acquisitions program and a special expense of $5,027 incurred in the First Quarter of Fiscal Year 2002 related primarily to the reserve of two receivables from on-site customers who filed for bankruptcy protection in the quarter. The Company reports its segments separately because of differences in the ways the product and service lines are managed and operated. Consistent with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company aggregates similar operating segments into reportable segments.

         The Company evaluates the performance of each segment based on "Worldwide Operating Income." A segment's Worldwide Operating Income is its earnings before interest, taxes and amortization. Revenues and the related profits on intercompany transactions are reported by the segment providing the third-party revenues. Intersegment sales are not reviewed by management and are not presented below. Certain costs incurred in phone services are directly related to the Company's business development through mergers and acquisitions, and therefore are reclassified to the Other operating segment in the information presented below. Segment interest income, segment interest expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented in the information below.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


Summary information by reportable segment is as follows:

                                             Three month period ended
                                                   June 30,
                                        ---------------------------------
                                            2001              2000
-------------------------------------------------------------------------
On-Site Services
     Revenues                            $ 121,051          $ 80,041
     Worldwide operating margin             14,915            10,574
-------------------------------------------------------------------------

Phone Services
     Revenues                            $  86,065          $ 91,092
     Worldwide operating margin             17,388            18,160
-------------------------------------------------------------------------

Other
     Revenues                            $      --          $     --
     Worldwide operating margin             (6,013)             (712)
-------------------------------------------------------------------------

The following is a reconciliation between the reportable segment data and the corresponding consolidated amount for Worldwide operating margin:

WORLDWIDE OPERATING MARGIN
                                             Three month period
                                                ended June 30,
                                         --------------------------------
                                            2001              2000
-------------------------------------------------------------------------
Total Worldwide operating margin
     for reportable segments             $  32,303          $ 28,734
Other Worldwide operating margin            (6,013)             (712)
-------------------------------------------------------------------------
Total Consolidated Worldwide
     operating margin                    $  26,290          $ 28,022
-------------------------------------------------------------------------


The following is summary information of assets by reportable segment and a reconciliation to the consolidated assets:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


ASSETS

                                                     June 30,              March 31,
                                                      2001                   2001
------------------------------------------------------------------------------------
On-Site Services                                    $  494,966           $ 430,721
Phone Services                                         519,784             502,582
------------------------------------------------------------------------------------
     Total assets for reportable segments            1,014,750             933,303
Other assets                                           632,625             578,906
Corporate eliminations                                (960,474)           (859,279)
------------------------------------------------------------------------------------
     Total consolidated assets                      $  686,901           $ 652,930
------------------------------------------------------------------------------------

Information about geographic areas is as follows:

REVENUES

                                                   Three month period ended June 30,
                                                   ---------------------------------
                                                       2001                 2000
------------------------------------------------------------------------------------
North America                                       $  154,120           $ 125,239
Europe                                                  39,070              30,763
Pacific Rim                                              8,701              10,187
Latin America                                            5,225               4,944
------------------------------------------------------------------------------------
     Total revenues                                 $  207,116           $ 171,133
------------------------------------------------------------------------------------

ASSETS

                                                     June 30,             March 31,
                                                      2001                  2001
------------------------------------------------------------------------------------
North America                                       $  563,973           $ 524,349
Europe                                                  97,020              98,860
Pacific Rim                                             14,160              17,579
Latin America                                           11,748              12,142
------------------------------------------------------------------------------------
  Total consolidated assets                         $  686,901           $ 652,930
------------------------------------------------------ -----------------------------


NOTE 11 - INTANGIBLE ASSETS

         At the beginning of Fiscal Year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles will be evaluated for impairment as of April 1, 2001 (any such impairment at the date of adoption will be reflected as a change in accounting). In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangible, other than goodwill, is its trademark, which the Company currently believes has an indefinite life. The

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


Company is currently in the process of evaluating whether impairment exists with respect to its intangible assets. The first stage of this evaluation will be completed as of the end of the second quarter of Fiscal Year 2002.

         As of March 31, 2001, the Company's trademark had a gross carrying amount of $35,942 and accumulated amortization of $8,253.

         The changes in the carrying amount of goodwill, by reporting segment, for the three months ended June 30, 2001, are as follows:

                                                      Three month period ended June 30, 2001
                                                    -----------------------------------------
                                                     Phone         On-Site          Total
---------------------------------------------------------------------------------------------
Balance as of March 31, 2001                        $64,017        $245,474        $309,491
Goodwill related to acquisitions and earnout
     payments during the current fiscal year             22          32,577          32,599
---------------------------------------------------------------------------------------------
Balance as of June 30, 2001                         $64,039        $278,051        $342,090
---------------------------------------------------------------------------------------------

         The following table reports pro forma information as if SFAS No. 142 had been adopted in all periods presented:

                                             Three month period ended June 30,
                                                2001                2000
-------------------------------------------------------------------------------
Reported net income                            $15,083            $14,128
Goodwill amortization                               --              1,951
Trademark amortization                              --                181
-------------------------------------------------------------------------------
Adjusted net income                            $15,083            $16,260
-------------------------------------------------------------------------------

Basic earnings per share                       $  0.77            $  0.76
Goodwill amortization                               --               0.10
Trademark amortization                              --               0.01
-------------------------------------------------------------------------------
Adjusted basic earnings per share              $  0.77            $  0.87
-------------------------------------------------------------------------------

Diluted earnings per share                     $  0.73            $  0.72
Goodwill amortization                               --               0.10
Trademark amortization                              --                 --
-------------------------------------------------------------------------------
Adjusted diluted earnings per share            $  0.73            $  0.82
-------------------------------------------------------------------------------

NOTE 12 - SUBSEQUENT EVENTS

         In July 2001, the Company merged with J.C. Informatica Integral, Consultoria en Redes S.A. de C.V. and SIC Comunicaciones S.A. de C.V. (" Grupo Gresco"). Established in 1990 in Puebla, Mexico, Grupo Gresco provides technical design, installation and maintenance services

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


for premise cabling and related products to customers in Southeastern Mexico, including Mexico City. The results of operations and financial position of Grupo Gresco are not material to the Company's consolidated results of operations or financial position.

         In August 2001, the Company merged with LJL Telephone and Communication, Inc. ("LJL"). Established in 1987 in Lawrence, Massachusetts, LJL provides technical design, installation and maintenance services for telecommunication, premise cabling and related products to customers primarily in New England. The results of operations and financial position of LJL are not material to the Company's consolidated results of operations or financial position.

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

RESULTS OF OPERATIONS

         The table below should be read in conjunction with the following discussion (percentages are based on total revenues).

                                      Three month period ended June 30,
                                      ----------------------------------
                                        2001                   2000
-------------------------------------------------------------------------
Revenues                              $207,116               $171,133
-------------------------------------------------------------------------

Revenues:
  On-Site Services:
    North America                         52.7%                  45.1%
    International                          5.7                    1.7
-------------------------------------------------------------------------
  Total On-Site Services                  58.4                   46.8
-------------------------------------------------------------------------
  Phone Services:
    North America                         21.6                   28.1
    International                         20.0                   25.1
-------------------------------------------------------------------------
  Total Phone Services                    41.6                   53.2
-------------------------------------------------------------------------
  Total Revenues                         100.0%                 100.0%
-------------------------------------------------------------------------

         Revenues for the three month period ended June 30, 2001 (First Quarter
2002) were $207,116, an increase of $35,983, or 21% over the same period in the prior year (First Quarter 2001). If exchange rates had remained constant from First Quarter 2001, revenues for the three month period ended June 30, 2001 would have increased 23%.

         Revenues from on-site services for the three months ended June 30, 2001 were $121,051, an increase of $41,010, or 51%, over revenues for the three months ended June 30, 2000. If exchange rates had remained constant from First Quarter 2001, on-site services revenues for the three month period ended June 30, 2001 would have increased 52%. Overall, on-site services revenue growth was due to the Company's continued geographic expansion of its technical services capabilities through merger and the growth of nationwide customer accounts. On-site services revenues from North America for First Quarter 2002 were $109,289, an increase of $32,174, or 42%, over revenues for First Quarter 2001. International on-site services revenues for First Quarter 2002 were $11,762, an increase of $8,836, or 302%, over revenues for First Quarter 2001. The growth of North America and International on-site services revenues were both driven primarily by the Company's continued geographic expansion of its technical services capabilities through merger. If exchange rates had remained constant from First Quarter 2001, International on-site services revenues for the three month period ended June 30, 2001 would have increased 332%.

         Revenues from the Company's phone services business for the three months ended June 30, 2001 were $86,065, a decrease of $5,027, or 6%, compared with revenues for the three months ended June 30, 2000. If exchange rates had remained constant from First Quarter 2001, phone services revenues for the three month period ended June 30, 2001 would have decreased 2%. The decrease in phone services revenue was driven primarily by declining sales in the United States, Europe and Japan. Phone services revenues from North America for First Quarter 2002 were $44,831, a decrease of $3,293, or 7%, compared with revenues for First Quarter 2001. The decrease in North American phone services revenues was driven by slowing economic conditions in the United States. International phone services revenues for First Quarter 2002 were $41,234, a decrease of $1,734, or 4%, compared with revenues for First Quarter 2001. The decrease in International phone services revenues was driven by slowing economic conditions in Europe and Japan as well as the strengthening of the U.S. Dollar. If exchange rates had remained constant from First Quarter 2001, International phone services revenues for the three month period ended June 30, 2001 would have increased 3%.

         Reported revenue dollar and percentage changes by geographic region were as follows: Europe revenues increased $8,307, or 27%; Pacific Rim revenue decreased $1,486, or 15%; and Latin American revenue increased $281, or 6%. If the exchange rate relative to the U.S. dollar had remained unchanged from First Quarter 2001, revenue growth for Europe and Latin America would have been 36% and 8%, respectively, and Pacific Rim revenues would have decreased by 3%.

         Gross profit in First Quarter 2002 increased to $78,944, or 38.1% of revenues, from $70,525, or 41.2% of revenues, in First Quarter 2001. The decline in gross profit margin was due primarily to the increase in percentage of revenues from the Company's on-site services which provide lower gross margins. The realization of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of the realization of intercompany receivables, the gross profit margin was 38.2% for First Quarter 2002 compared to 41.2% for First Quarter 2001.

         Selling, general and administrative ("SG&A") expenses in First Quarter 2002 were $52,654, or 25.4% of revenues, an increase of $10,151 over SG&A expenses of $42,503, or 24.8% of revenues, in First Quarter 2001. SG&A expense as a percentage of revenues increased from last year primarily due to a special expense of approximately $5,000, which is primarily attributable to the Company reserving for two accounts receivable from customers that filed for Chapter 11 bankruptcy protection during the quarter. Without the special expense, SG&A expense as a percentage of revenues would have been 23.0%. The dollar increase over the prior year related primarily to the $5,000 special expense and additional costs from newly-merged operations which are included in First Quarter 2002 but not in First Quarter 2001.

         Operating income before amortization in First Quarter 2002 was $26,290, or 12.7% of revenues, compared to $28,022, or 16.4% of revenues, in First Quarter 2001. The decline in margin was due primarily to the $5,000 special expense and the increase in percentage of total revenues from the Company's on-site services which operate at slightly lower margins. Without the special expense, operating income as a percentage of revenues would have been 15.1%. Due to the Company's First Quarter 2002 adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," First Quarter 2002 amortization expense was zero compared to $2,648 for the First Quarter 2001.

         Net interest expense in First Quarter 2002 decreased to $2,109 from $2,213 in First Quarter 2001, due to a decrease in interest rates.

         The tax provision in First Quarter 2002 was $8,850, or an effective tax rate of 37.0%, compared to $9,033, or an effective tax rate of 39.0%, in First Quarter 2001. The decrease in the effective tax rate is due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," during First Quarter 2002, as pretax income in Fiscal Year 2002 excludes amortization that is not deductible for tax purposes.

         Net income for First Quarter 2002 was $15,083 compared to $14,128 in First Quarter 2001, an increase of 7%. This growth was primarily due to revenue growth, the successful expansion of the Company's technical services by merger and the Company's First Quarter 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. The increase in net income for the above mentioned reasons was in part offset by the $5,000 special expense in First Quarter 2002.

LIQUIDITY AND CAPITAL RESOURCES

         In the First Quarter 2002, the Company's net proceeds from borrowings increased by $4,533 as a result of borrowings used to continue expansion of its on-site services by merger. As of June 30, 2001, the Company had cash and cash equivalents of $10,513, working capital of $153,046, and total debt of $133,970.

         On April 4, 2000, Black Box simultaneously entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The Long Term Revolver is scheduled to expire on April 4, 2003 and the Short Term Revolver is scheduled to expire on April 4, 2002. Upon its expiration, the Company has the option to convert the Short Term Revolver into a one-year term note with substantially similar terms. The interest on the borrowings is variable based on the Company's option of selecting the bank's prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement.

         The Company's total debt at June 30, 2001 was comprised of $113,900 under the Mellon Long Term Revolver, $14,100 under the Mellon Short Term Revolver, and $5,970 of various other loans. The weighted average interest rate on all indebtedness of the Company as of June 30, 2001 was approximately 5.4% compared to 6.8% as of March 31, 2001. In addition, at June 30, 2001, the Company had $957 of letters of credit outstanding and $51,043 of additional funds available under the Syndicated Debt.

         From March 31, 1999 through June 30, 2001, the Company announced its intention to repurchase up to 2.5 million shares of its Common Stock. As of June 30, 2001, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. The Company's most recent announcement was on July 21, 2000 to repurchase an additional 500 thousand shares of its Common Stock, of which 105 thousand were repurchased as of June 30, 2001 under this plan, and are included in the totals above. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities.

         The Company has operations, customers and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Austria, Brazil, Chile, Finland, Mexico, Norway and Sweden are denominated in U.S. dollars. The gains and losses resulting from the revaluation of the intercompany balances denominated in foreign currencies are recorded to accumulated other comprehensive income.

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income. At June 30, 2001, the open foreign exchange contracts were in Yen, Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $19,288, have a fair value of $18,855 and will expire over the next six months, with the exception of the contracts related to the Company's acquisition of Data Specialties Europe Ltd., which expire on April 30, 2002. The open contracts have contract rates of 117.89 to
125.30 Yen, 0.8439 to 0.8983 Euro, 1.3716 to 1.5318 Sterling pound, 1.5230 to
1.5479 Canadian dollar, 1.7778 to 1.7981 Swiss franc and 0.5060 to 0.5103 Australian dollar, all per U.S. dollar. The effect of these contracts on net income for the three month period ended June 30, 2001 was an increase of approximately $55.

         The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations. The Company is currently evaluating the effects of SFAS No. 141 and does not expect its adoption to have a material effect on the Company's financial statements or results of operations. The Company will adopt the new standard in the second quarter of Fiscal 2002.

         At the beginning of Fiscal Year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. The Company is currently in the process of evaluating whether impairment exists with respect to its intangible assets. The first stage of this evaluation will be completed as of the end of the second quarter of Fiscal Year 2002.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At June 30, 2001, the Company had open contracts valued at approximately $19,288 with a fair value of approximately $18,855.

         In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $128,000 of variable rate debt. For the three months ended June 30, 2001 and June 30, 2000, an instantaneous 100 basis point increase in the interest rate would reduce the Company's expected earnings in the subsequent three months by $202 and $188, respectively, assuming the Company employed no intervention strategies.

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

                                            BLACK BOX CORPORATION


August 14, 2001                             By:  /s/  Anna M. Baird
                                                 ------------------------------
                                            Anna M. Baird, Vice President,
                                            Chief Financial Officer, Treasurer,
                                            and Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.

   21.1           Subsidiaries of the Company