Form 10-Q
period 2001-09-30
BLACK BOX CORP
filed 2001-11-14
CIK 849547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                          Commission File No. 0-16706




                             BLACK BOX CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                   95-3086583
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


                Yes    X               No
                   ---------              ---------

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of October 26, 2001 was 19,945,271 shares.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                                     (Unaudited)
                                                                                    September 30,          March 31,
                                                                                        2001                 2001
                                                                                   -------------          -----------
ASSETS
Current assets:
       Cash and cash equivalents                                                   $      14,179          $     6,209
       Accounts receivable, net of allowance for doubtful
           accounts of $8,715 and $7,777, respectively                                   146,520              160,917
       Inventories, net                                                                   49,307               51,086
       Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                       30,817               30,067
       Other current assets                                                               23,740               19,069
                                                                                   -------------          -----------
                                Total current assets                                     264,563              267,348

Property, plant and equipment, net of accumulated depreciation
       of $36,539 and $32,792, respectively                                               44,627               44,661
Intangibles, net of accumulated amortization of $48,410 and
       $48,366, respectively                                                             378,305              337,180
Other assets                                                                               3,780                3,741
                                                                                   -------------          -----------
                                Total assets                                       $     691,275          $   652,930
                                                                                   =============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                                $       4,061          $     5,371
       Accounts payable                                                                   61,907               70,255
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                        6,493                6,013
       Other accrued expenses                                                             25,579               33,137
       Accrued income taxes                                                                9,160               13,650
                                                                                   -------------          -----------
                                Total current liabilities                                107,200              128,426

Long-term debt                                                                           123,490              124,066
Other liabilities                                                                         11,227               11,487

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 100,000,000; par value $.001;
           issued 22,026,620 and 21,406,367, respectively                                     22                   21
       Additional paid-in capital                                                        274,797              248,053
       Retained earnings                                                                 282,471              250,246
       Treasury stock, at cost, 2,105,000 shares                                        (100,355)            (100,355)
       Accumulated other comprehensive income (loss)                                      (7,577)              (9,014)
                                                                                   -------------          -----------
                                Total stockholders' equity                               449,358              388,951
                                                                                   -------------          -----------
                                Total liabilities and stockholders' equity         $     691,275          $   652,930
                                                                                   =============          ===========



                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                 Three month period ended                Six month period ended
                                                                       September 30,                          September 30,
                                                               -----------------------------           ----------------------------
                                                                  2001               2000                2001               2000
                                                               ----------          ---------           ---------          ---------
Revenues                                                        $ 197,072          $ 210,169           $ 404,188          $ 381,302
      Cost of sales                                               122,041            125,889             250,213            226,497
                                                                ---------          ---------           ---------          ---------

Gross profit                                                       75,031             84,280             153,975            154,805

      Selling, general and administrative expenses                 45,915             51,407              98,569             93,910
      Intangibles amortization                                         25              3,170                  25              5,818
                                                                ---------          ---------           ---------          ---------

Operating income                                                   29,091             29,703              55,381             55,077

      Interest expense, net                                         1,876              3,041               3,985              5,254
      Other expense, net                                                5                134                 253                134
                                                                ---------          ---------           ---------          ---------

Income before income taxes                                         27,210             26,528              51,143             49,689

      Provision for income taxes                                   10,068             10,346              18,918             19,379
                                                                ---------          ---------           ---------          ---------

Net income                                                       $ 17,142           $ 16,182            $ 32,225           $ 30,310
                                                                 ========           ========            ========           ========


Basic earnings per common share                                  $   0.86           $   0.86            $   1.64           $   1.62
                                                                 ========           ========            ========           ========

Diluted earnings per common share                                $   0.83           $   0.82            $   1.56           $   1.54
                                                                 ========           ========            ========           ========

Weighted average common shares                                     19,843             18,785              19,697             18,704
                                                                 ========           ========            ========           ========

Weighted average common and
      common equivalent shares                                     20,762             19,681              20,693             19,735
                                                                 ========           ========            ========           ========



                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                    Common Stock                         Additional
                                            ----------------------------   Treasury        Paid-in        Retained
                                                Shares         Amount        Stock         Capital        Earnings
                                            ----------------  ---------- -------------- -------------- ---------------
Balance at March 31, 2000                        19,940,217         $20      ($67,253)       $144,828        $186,056
Net income                                                -           -             -               -          64,190
Purchase of treasury stock                                                    (33,102)
Issuance of common stock                          1,290,455           1             -          95,598               -
Exercise of options                                 175,695           -             -           4,916               -
Tax benefit from exercised options                                                              2,711
Comprehensive loss                                        -           -             -               -               -
                                                 ----------         ---     ---------        --------        --------
Balance at March 31, 2001                        21,406,367          21      (100,355)        248,053         250,246
Net income                                                -           -             -              -           32,225
Issuance of common stock                            491,339           1             -          23,308               -
Exercise of options                                 128,914           -             -           2,165               -
Tax benefit from exercised options                        -           -             -           1,271               -
Comprehensive income
                                                          -           -             -              -                -
                                                 ----------         ---     ---------        --------        --------
 Balance at September 30, 2001                   22,026,620         $22     ($100,355)       $274,797        $282,471
                                                 ==========         ===     =========        ========        ========


                                                         Accumulated
                                                           Other
                                                       Comprehensive
                                                       Income (Loss)        Total
                                                       -------------      --------
Balance at March 31, 2000                                 ($5,324)        $258,327
Net income                                                      -           64,190
Purchase of treasury stock                                      -          (33,102)
Issuance of common stock                                        -           95,599
Exercise of options                                             -            4,916
Tax benefit from exercised options                              -            2,711
Comprehensive loss                                         (3,690)         (3,690)
                                                          -------         --------
Balance at March 31, 2001                                  (9,014)         388,951
Net income                                                      -           32,225
Issuance of common stock                                        -           23,309
Exercise of options                                             -            2,165
Tax benefit from exercised options                              -            1,271
Comprehensive income                                        1,437            1,437
                                                          -------         --------
 Balance at September 30, 2001                            ($7,577)        $449,358
                                                          =======         ========


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                         Six month period ended
                                                                                              September 30,
                                                                                   ------------------------------------
                                                                                        2001                 2000
                                                                                   ---------------       --------------
Cash flows from operating activities:
        Net income                                                                       $ 32,225             $ 30,310
        Adjustments to reconcile net income to cash provided
          by operating activities:
            Intangibles amortization                                                           25                5,818
            Depreciation                                                                    4,110                3,775
        Changes in working capital items:
            Accounts receivable, net                                                       20,011               (8,679)
            Inventories, net                                                                2,297               (1,716)
            Other current assets                                                           (2,989)              (8,564)
            Accounts payable and accrued liabilities                                      (31,290)               6,886
                                                                                         --------             --------
        Cash provided by operating activities                                              24,389               27,830
                                                                                         --------             --------

Cash flows from investing activities:
            Capital expenditures                                                           (1,908)              (2,945)
            Mergers, net of cash acquired                                                 (16,453)             (38,180)
                                                                                         --------             --------
        Cash (used in) investing activities                                               (18,361)             (41,125)
                                                                                         --------             --------

Cash flows from financing activities:
            Revolving credit borrowings, net                                               (2,190)              40,974
            Proceeds from exercise of options                                               3,436                1,391
            Purchase of treasury stock                                                         -               (25,179)
                                                                                         --------             --------
        Cash provided by financing activities                                               1,246               17,186
                                                                                         --------             --------

Foreign currency exchange impact on cash                                                      696               (3,507)
                                                                                         --------             --------

Increase in cash and cash equivalents                                                       7,970                  384
Cash and cash equivalents at beginning of period                                            6,209                8,643
                                                                                         --------             --------
Cash and cash equivalents at end of period                                               $ 14,179             $  9,027
                                                                                         ========             ========

Cash paid for interest                                                                   $  3,769             $  4,629
                                                                                         --------             --------
Cash paid for income taxes                                                               $ 25,919             $ 19,842
                                                                                         --------             --------


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

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                                                    September 30,       March 31,
                                                                       2001               2001
                                                                    -------------     -----------
         Raw materials                                              $    2,093        $    2,476
         Work-in-process                                                    36                11
         Finished goods                                                 49,665            51,863
         Inventory reserve                                              (2,487)           (3,264)
                                                                    ----------        ----------
         Inventory, net                                             $   49,307        $   51,086
                                                                    ----------        ----------

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


         At September 30, 2001, the open foreign exchange contracts were in Yen, Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $13,026, have a fair value of $12,901 and will expire over the next seven months. The open contracts have contract rates of 117.89 to 118.69 Yen, 0.9090 to 0.9196 Euro, 1.4180 to 1.5318
Sterling pound, 1.5419 to 1.5823 Canadian dollar, 1.6126 Swiss franc and 0.4866 Australian dollar, all per U.S. dollar. The effect of these contracts on net income for the three and six month periods ended September 30, 2001 was a decrease of approximately $422 and $367, respectively.

                             BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)



NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

                                                                 Three month period ended            Six month period
                                                                       September 30,                ended September 30,
                                                              -----------------------------    ----------------------------
                                                                  2001             2000             2001            2000
                                                              ------------     ------------    -------------    -----------
Net income                                                    $     17,142     $    16,182     $     32,225     $   30,310
Other comprehensive income:
     Foreign currency translation adjustment                         2,074          (1,693)           1,364         (2,489)
     Unrealized gains on derivatives designated
          and qualified as cash flow hedges                             20               -               73              -
                                                              ------------     -----------     ------------     ----------
Comprehensive income                                          $     19,236     $    14,489     $     33,662     $   27,821
                                                              ------------     -----------     ------------     ----------


The components of accumulated other comprehensive income (loss) consisted of the following:


                                                                                     September 30,            March 31,
                                                                                          2001                  2001
                                                                                    --------------          -----------
Unrealized gains on derivatives designated and qualified
     as cash flow hedges                                                            $       73              $        -
Foreign currency translation adjustment                                                 (7,650)                 (9,014)
                                                                                    ----------              ----------
Total accumulated other comprehensive income (loss)                                 $   (7,577)             $   (9,014)
                                                                                    ----------              ----------


         On April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which resulted in an increase in accumulated other comprehensive income (loss) of $20 for the three month period ended September 30, 2001 and an increase of $73 for the six month period ended September 30, 2001.

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

                             BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                          Three month period ended         Six month period ended
                                                                September 30,                   September 30,
                                                            2001             2000            2001           2000
                                                         -----------      ---------      -----------    -----------
Net income for earnings per share
   Computation                                           $    17,142      $  16,182      $    32,225    $    30,310
Basic earnings per common share:
   Weighted average common shares                             19,843         18,785           19,697         18,704
                                                         -----------      ---------      -----------    -----------
   Basic earnings per common share                       $      0.86      $    0.86      $      1.64    $      1.62
                                                         -----------      ---------      -----------    -----------
Diluted earnings per common share:
   Weighted average common shares                             19,843         18,785           19,697         18,704
   Shares issuable from assumed conversion
     of common stock equivalents                                 919            896              996          1,031
                                                         -----------      ---------      -----------    -----------
   Weighted average common and common
     equivalent shares                                        20,762         19,681           20,693         19,735
                                                         -----------      ---------      -----------    -----------
   Diluted earnings per common share                     $      0.83      $    0.82      $      1.56     $     1.54
                                                         -----------      ---------      -----------    -----------

         Excluded from the calculation above are 12 thousand shares for the three and six month periods ended September 30, 2001 as the exercise price was greater than the average market price for those time periods.

NOTE 6 - NEW ACCOUNTING STANDARDS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effects of SFAS No. 144 and does not expect its adoption to have a material effect on the Company's financial statements or results of operations. The Company will adopt the new standard in the first quarter of Fiscal 2003.

NOTE 7 - CHANGES IN BUSINESS

         During the six months ended September 30, 2001, the Company successfully completed 12 business combinations which have been accounted for using the purchase method of accounting: April 2001 - Haddad Electronic Supply, Inc., FBS Communications, L.P. and Integrated Cabling Systems, Inc.; May 2001 - Computer Cables and Accessories Ltd; June 2001 - Vivid Communications, Inc. and DESIGNet, Inc; July 2001 - J.C. Informatica Integral S.A. de C.V., Consultoria en Redes S.A. de C.V. and SIC Comunicaciones S.A. de C.V. (together "Grupo Gresco"); August 2001 - LJL Telephone and Communication, Inc., AB Lofamatic and

                             BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)


Optech Fibres Ltd.; September 2001 -- GCS Network Services Ltd. and Di.el. Distribuzioni Elettroniche S.r.l. In connection with the above 12 business combinations, the Company issued an aggregate of 370 thousand shares of its common stock and used approximately $20,300 in cash to acquire all of the outstanding shares of the above 12 companies.

         The aggregate purchase price of the above 12 companies was approximately $45,900 and resulted in goodwill of $35,200 and other intangibles of approximately $2,100, in accordance with SFAS No. 141, "Business Combinations," which the Company adopted during the second quarter of Fiscal 2002. The other intangible balance consists of non-compete agreements and backlog. As of September 30, 2001, the non-compete agreements have a gross value of $2,079 and accumulated amortization of $17. As of September 30, 2001, the backlog intangibles have a gross value of $89 and accumulated amortization of $7. See note 11.

         As of September 30, 2001, certain merger agreements provide for contingent payments, of up to $41,637, of which $14,586 have been satisfied and paid. Upon meeting the future performance goals, goodwill will be adjusted for the amount of the contingent payments.

         As of September 30, 2001, certain merger agreements, which are included in the previous paragraph, provide a total of 82 thousand contingently issuable shares of common stock. Issuance of these shares is contingent on the market price of the Company's common stock over time. There will be no change in the dollar amount of stockholders' equity if such shares are issued. These shares are included as common equivalent shares when calculating diluted earnings per common share.

         The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if all Fiscal Year 2001 and 2002 acquisitions had been completed at the beginning of the stated periods:

                                                            Three month period ended           Six month period ended
                                                                   September 30,                    September 30,
                                                           --------------------------       -----------------------------
                                                              2001             2000             2001             2000
                                                           (unaudited)     (unaudited)      (unaudited)      (unaudited)
-------------------------------------------------------------------------------------------------------------------------
Revenue                              As reported          $   197,072     $   210,169       $   404,188      $   381,302
                                     Pro forma                199,422         250,784           414,565          478,837
-------------------------------------------------------------------------------------------------------------------------
Net income                           As reported          $    17,142     $    16,182       $    32,225      $    30,310
                                     Pro forma                 17,365          20,748            33,021           39,821
-------------------------------------------------------------------------------------------------------------------------
Diluted Earnings per share           As reported          $      0.83     $      0.82       $      1.56       $     1.54
                                     Pro forma            $      0.83     $      1.00       $      1.58       $     1.90
-------------------------------------------------------------------------------------------------------------------------

                           BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)


NOTE 8 - TREASURY STOCK


         From March 31, 1999 through September 30, 2001, the Company announced its intention to repurchase up to 2.5 million shares of its Common Stock. As of September 30, 2001, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. The Company's most recent announcement was on July 21, 2000 to repurchase an additional 500 thousand shares of its Common Stock, of which 105 thousand were repurchased as of September 30, 2001 under this plan, and are included in the totals above. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities.


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


         The Company's total debt at September 30, 2001 was comprised of $117,200 under the Mellon Long Term Revolver, $3,800 under the Mellon Short Term Revolver, and $6,551 of various other loans. The weighted average interest rate on all indebtedness of the Company as of September 30, 2001 was approximately 4.7% compared to 6.8% as of March 31, 2001.

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

         The Company evaluates the performance of each segment based on "Worldwide Operating Income." A segment's Worldwide Operating Income is its operating income before amortization. Revenues and the related profits on intercompany transactions are reported by the segment providing the third-party revenues. Intersegment sales are not reviewed by management

                           BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)


and are not presented below. Certain costs incurred in phone services are directly related to the Company's business development through mergers and acquisitions, and therefore are reclassified to the Other operating segment in the information presented below. Segment interest income, segment interest expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented in the information below.


Summary information by reportable segment is as follows:

                                                 Three month period ended            Six month period
                                                      September 30,                 ended September 30,
                                               --------------------------      ---------------------------
                                                   2001           2000           2001             2000
                                               -----------      ---------      ----------     ------------
On-Site Services
     Revenues                                  $   117,274      $ 111,122      $  238,325     $    191,163
     Worldwide operating margin                     14,618         14,863          29,533           25,437
                                               -----------      ---------      ----------     ------------
Phone Services
     Revenues                                  $    79,798      $  99,047      $  165,863     $    190,139
     Worldwide operating margin                     15,233         18,622          32,621           36,782
                                               -----------      ---------      ----------     ------------
Other
     Revenues                                  $         -       $      -      $        -      $         -
     Worldwide operating margin                       (735)          (612)         (6,748)          (1,324)
                                               -----------      ---------      ----------     ------------

The following is a reconciliation between the reportable segment data and the corresponding consolidated amount for Worldwide operating margin:

WORLDWIDE OPERATING MARGIN

                                                 Three month period ended        Six month period ended
                                                        September 30,                   September 30,
                                                 ------------------------       --------------------------
                                                    2001           2000            2001            2000
                                                 ---------      ---------       ---------       ----------
Total Worldwide operating margin
     for reportable segments                     $  29,851     $   33,485       $  62,154       $   62,219
Other Worldwide operating margin                      (735)          (612)         (6,748)          (1,324)
                                                 ---------     ----------       ---------       ----------
Total Consolidated Worldwide
     Operating margin                            $  29,116     $   32,873       $  55,406       $   60,895
                                                 ---------     ----------       ---------       ----------

                          BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)


The following is summary information of assets by reportable segment and a reconciliation to the consolidated assets:

ASSETS

                                                                   September 30,          March 31,
                                                                        2001                2001
                                                                 ---------------       --------------
On-Site Services                                                 $       512,764       $     430,721
Phone Services                                                           520,727             502,582
                                                                 ---------------       -------------
  Total assets for reportable segments                                 1,033,491             933,303
Other assets                                                             187,227             164,031
Corporate eliminations                                                  (529,443)           (444,404)
                                                                 ---------------       -------------
  Total consolidated assets                                      $       691,275       $     652,930
                                                                 ---------------       -------------


Information about geographic areas is as follows:

REVENUES

                                           Three month period ended             Six month period
                                                 September 30,                 ended September 30,
                                         ----------------------------     ---------------------------
                                            2001             2000             2001            2000
                                         ---------       ------------     ------------     ----------
North America                            $ 145,534       $    159,392     $    299,654     $  284,631
Europe                                      37,739             32,639           76,809         63,402
Pacific Rim                                  8,459             12,699           17,160         22,886
Latin America                                5,340              5,439           10,565         10,383
                                         ---------       ------------     ------------     ----------
  Total revenues                         $ 197,072       $    210,169     $    404,188     $  381,302
                                         =========       ============     ============     ==========

ASSETS

                                                                  September 31,           March 31,
                                                                      2001                  2001
                                                                  -------------         ------------
  North America                                                   $     549,256         $    524,349
  Europe                                                                115,237               98,860
  Pacific Rim                                                            13,122               17,579
  Latin America                                                          13,660               12,142
                                                                  -------------         ------------
  Total consolidated assets                                       $     691,275         $    652,930
                                                                  =============         ============



NOTE 11 - INTANGIBLE ASSETS

         At the beginning of Fiscal Year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of April 1, 2001, and no impairment existed. In addition, each year, the Company will evaluate the intangible assets

                          BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)



for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles, other than goodwill, are its trademarks, non-compete agreements and acquired backlog.

         As of September 30, 2001, the Company's trademark had a gross carrying amount of $35,992 and accumulated amortization of $8,253. As of September 30, 2001, the Company's non-compete agreements and acquired backlog had a gross carrying amount of $2,168 and accumulated amortization of $25. Amortization expense for the non-compete agreements and acquired backlog intangibles during the three months ended September 30, 2001 was $25. Estimated amortization expense for the remaining six months of Fiscal 2002 is $148. The estimated amortization expense for each of the five fiscal years subsequent to March 31, 2002 for the non-compete agreements and acquired backlog intangibles is as follows: 2003-$245; 2004-$208; 2005-$208; 2006-$208; and 2007-$208. The value of the non-compete agreements and their related useful lives are currently being reviewed by an independent appraisal firm and are subject to adjustment upon completion of the valuation.

         The changes in the carrying amount of goodwill, by reporting segment, for the six months ended September 30, 2001, are as follows:

                                                                   Six month period ended September 30, 2001
                                                           ------------------------------------------------------
                                                               Phone              On-Site              Total
                                                           -------------       --------------      ------------
Balance as of March 31, 2001                               $      64,017       $      245,474      $      309,491
Goodwill related to acquisitions and earnout
     payments during the current fiscal year                         463               38,469              38,932
                                                           -------------       --------------      --------------
Balance as of September 30, 2001                           $      64,480       $      283,943      $      348,423
                                                           =============       ==============      ==============

                          BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)


         The following table reports pro forma information as if SFAS No. 142 had been adopted in all periods presented:

                                                       Three month period ended           Six month period ended
                                                            September 30,                     September 30,
                                                   ------------------------------    ------------------------------
                                                        2001             2000             2001             2000
                                                   -------------    -------------    -------------    -------------
Reported net income                                $      17,142    $      16,182    $      32,225    $      30,310
Goodwill amortization                                          -            2,348                -            4,299
Trademark amortization                                         -              180                -              361
                                                   -------------    -------------    -------------    -------------
Adjusted net income                                $      17,142    $      18,710    $      32,225    $      34,970
                                                   -------------    -------------    -------------    -------------
Basic earnings per share                           $        0.86    $        0.86    $        1.64    $        1.62
Goodwill amortization                                          -             0.12                -             0.23
Trademark amortization                                         -             0.02                -             0.02
                                                   -------------    -------------    -------------    -------------
Adjusted basic earnings per share                  $        0.86    $        1.00    $        1.64    $        1.87
                                                   -------------    -------------    -------------    -------------
Diluted earnings per share                         $        0.83    $        0.82    $        1.56    $        1.54
Goodwill amortization                                          -             0.12                -             0.22
Trademark amortization                                         -             0.01                -             0.01
                                                   -------------    -------------    -------------    -------------
Adjusted diluted earnings per share                $        0.83    $        0.95    $        1.56    $        1.77
                                                   -------------    -------------    -------------    -------------


NOTE 12 - SUBSEQUENT EVENTS

         In October 2001, the Company merged with Lanetwork Sales Ltd. ("Lanetwork Sales"). Established in 1987 in Kitchener, Ontario, Canada, Lanetwork Sales provides technical design, installation and maintenance services for premise cabling and related products to customers in Toronto and throughout Southern Ontario. The results of operations and financial position of Lanetwork Sales are not material to the Company's consolidated results of operations or financial position.

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

RESULTS OF OPERATIONS

         The table below should be read in conjunction with the following discussion (percentages are based on total revenues).

                                           Three month period ended            Six month period ended
                                                 September 30,                     September 30,
                                            2001              2000             2001             2000
                                        ------------      -----------       -----------     -----------
Revenues                                $    197,072      $   210,169       $   404,188     $   381,302
                                        ------------      -----------       -----------     -----------

Revenues:
  On-Site Services:
    North America                               52.4%            50.4%             52.6%           48.0%
    International                                7.1              2.5               6.4             2.1
                                        ------------      -----------       -----------     -----------
  Total On-Site Services                        59.5             52.9              59.0            50.1
                                        ------------      -----------       -----------     -----------
  Phone Services:
    North America                               21.4             25.4              21.5            26.7
    International                               19.1             21.7              19.5            23.2
                                        ------------      -----------       -----------     -----------
  Total Phone Services                          40.5             47.1              41.0            49.9
                                        ------------      -----------       -----------     -----------
  Total Revenues                               100.0%           100.0%            100.0%          100.0%
                                        ============      ===========       ===========     ===========


         Revenues for the three and six month periods ended September 30, 2001 were $197,072 and $404,188, respectively, a decrease of $13,097, or 6%, and an increase of $22,886, or 6%, respectively, over the same periods in the prior year. If exchange rates had remained constant from the corresponding periods in the prior year, revenues for the three and six month periods ended September 30, 2001 would have decreased 5% and increased 8%, respectively.

         Revenues from on-site services for the three months ended September 30, 2001 (Second Quarter 2002) were $117,274, an increase of $6,152, or 6%, over revenues for the three months ended September 30, 2000 (Second Quarter 2001). For the six months ended September 30, 2001, revenues from on-site services were $238,325, an increase of $47,162, or 25%, over revenues for the six months ended September 30, 2000. If exchange rates had remained constant from the corresponding periods in the prior year, on-site services revenues for the three and six month periods ended September 30, 2001 would have increased 6% and 25%, respectively. Overall, on-site services revenue growth for the quarter and year-to-date was due to the Company's continued geographic expansion of its technical services capabilities through merger and the growth of nationwide client accounts. On-site services revenues from North America for the three months ended September 30, 2001 were $103,318, a decrease of $2,559, or 2%, compared with revenues for the three months ended September 30, 2000. The decrease in North American on-site services revenue for Second Quarter 2002 was driven by slowing economic conditions in the United States, and was offset in part by the growth of nationwide client accounts. For the six months ended September 30, 2001, revenues from North America on-site services were $212,607, an increase of $29,615, or 16%, over revenues for the six months ended September 30, 2000. The increase in North American on-site services revenue for the six months ended September 30, 2001 was primarily driven by the Company's continued geographic expansion of its technical services capabilities through merger, and was offset in part by slowing economic conditions in the United States. International on-site revenues for the three months ended September 30, 2001 were $13,956, an increase of $8,711, or 166%, over revenues for the three months ended September 30, 2000. For the six months ended September 30, 2001, revenues for the International on-site services were $25,718, an increase of $17,547, or 215%, over revenues for the six months ended September 30, 2000. If exchange rates had remained constant from the corresponding periods in the prior year, International on-site services revenues for the three and six month periods ended September 30, 2001 would have increased 175% and 232%, respectively. The growth of International on-site services revenues was driven primarily by the Company's continued geographic expansion of its technical services capabilities through merger.

         Revenues from the Company's phone services business for Second Quarter 2002 were $79,798, a decrease of $19,249, or 19%, compared with revenues for Second Quarter 2001. For the six months ended September 30, 2001, revenues from phone services were $165,863, a decrease of $24,276, or 13%, compared with revenues for the six months ended September 30, 2000. If exchange rates had remained constant from the corresponding periods in the prior year, phone services revenues for the three and six month periods ended September 30, 2001 would have decreased 18% and 10%, respectively. The decrease in phone services revenue was driven by declining sales in all geographic segments. Phone services revenues from North America for Second Quarter 2002 were $42,216, a decrease of $11,299, or 21%, compared with revenues for Second Quarter 2001. For the six months ended September 30, 2001, phone services revenues from North America were $87,047, a decrease of $14,592, or 14%, compared with revenues for the six months ended September 30, 2000. The decrease in North American phone services revenues was driven by slowing economic conditions in the United States and Canada. International phone services revenues for Second Quarter 2002 were $37,582, a decrease of $7,950, or 17%, compared with revenues for Second Quarter 2001. For the six months ended September 30, 2001, International phone services revenues were $78,816, a decrease of $9,684, or 11%, compared with revenues for the six months ended September 30, 2000. If exchange rates had remained constant from the corresponding periods in the prior year, International phone services revenues for the three and six month periods ended September 30, 2001 would have decreased 14% and 6%, respectively. The decrease in International phone services revenue was driven by slowing economic conditions worldwide as well as the strengthening of the U.S. Dollar. In both North American and International markets, revenue declines were across all product lines.

         Reported revenue dollar and percentage changes by geographic region were as follows: Europe revenues increased $5,100, or 16%, in Second Quarter 2002, and $13,407, or 21%, year-to-date; Pacific Rim revenue decreased $4,240, or 33%, in Second Quarter 2002, and $5,726, or 25%, year-to-date; and Latin American revenue decreased $99, or 2%, in Second Quarter 2002, and increased $182, or 2%, year-to-date. If the exchange rate relative to the U.S. dollar had remained unchanged from the corresponding periods in the prior year, Europe revenues would have increased 18% in Second Quarter 2002, and 27% year-to-date; Pacific Rim revenues would have decreased 26% in Second Quarter 2002, and 16% year-to-date; and Latin America revenues would have increased 1% in Second Quarter 2002, and 5% year-to-date.

         Gross profit in Second Quarter 2002 decreased to $75,031, or 38.1% of revenues, from $84,280, or 40.1% of revenues, in Second Quarter 2001. Gross profit for the six month period ended September 30, 2001 decreased to $153,975, or 38.1% of revenues, from $154,805, or 40.6% of revenues over the same period in the prior year. The decline in gross profit margin was due primarily to the increase in percentage of revenues from the Company's on-site services which provide lower gross margins. The realization of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margin was 38.0% for Second Quarter 2002 compared to 40.0% for Second Quarter 2001 and 38.1% for the six months ended September 30, 2000 compared to 40.6% for the six months ended September 30, 2000.

         Selling, general and administrative ("SG&A") expenses in Second Quarter 2002 were $45,915, or 23.3% of revenues, a decrease of $5,492 compared with SG&A expenses of $51,407, or 24.5% of revenues, in Second Quarter 2001. SG&A expense as a percentage of revenues decreased from last year due to the increase in percentage of revenue from the Company's on-site services which incur lower operating expenses relative to revenues as well as the Company's efforts to reduce costs, primarily labor and vacation costs, to more closely match its lower revenue base. The dollar decrease compared with the prior year is also due to the Company's cost reduction efforts. SG&A expenses for the six month period ended September 30, 2001 were $98,569, or 24.4% of revenues, an increase of $4,659 over SG&A expenses of $93,910, or 24.6% of revenues over the same period in the prior year. SG&A expense as a percentage of revenues decreased from last year due to the increase in percentage of revenue from the Company's on-site services which incur lower operating expenses relative to revenues as well as the Company's cost reduction efforts, which were offset by a special expense in First Quarter 2002 of approximately $5,000 that is primarily attributable to the Company reserving for two accounts receivable from customers who filed for Chapter 11 bankruptcy protection during First Quarter 2002. The dollar increase over the prior year related to additional costs from newly-merged operations which are included in Fiscal Year 2002 but not in Fiscal Year 2001.

         Operating income before amortization in Second Quarter 2002 was $29,116, or 14.8% of revenues, compared to $32,873, or 15.6% of revenues, in Second Quarter 2001. The decline in margin was due to the increase in percentage of revenues from the Company's on-site services which operate at slightly lower margins. Operating income before amortization for the six month period ended September 30, 2001 was $55,406, or 13.7% of revenues, compared to $60,895, or 16.0% of revenues over the same period in the prior year. The decline in margin was due to the increase in percentage of revenues from the Company's on-site services which operate at slightly lower margins as well as a special expense in First Quarter 2002 of approximately $5,000 that is primarily attributable to the Company reserving for two accounts receivable from customers who filed for Chapter 11 bankruptcy protection during First Quarter 2002. Intangible amortization for the three and six month periods ended September 30, 2001 was $25, a decrease of $3,145, or 99% over Second Quarter 2001, and a decrease of $5,793, or 100% over the six month period ended September 30, 2000. The decrease in amortization is due to the Company's First Quarter 2001 adoption of SFAS No. 142 "Goodwill and Other Intangibles Assets," under which goodwill and other intangible assets with indefinite lives are no longer amortized.

         Net interest expense for Second Quarter 2002 was $1,876, a decrease of $1,165 from Second Quarter 2001. Net interest expense for the six month period ended September 30, 2001 was $3,985, a decrease of $1,269 from the same period last year. The decrease in net interest expense is primarily due to a decrease in interest rates.

         The tax provision in Second Quarter 2002 was $10,068, or an effective tax rate of 37.0%, compared to $10,346, or an effective tax rate of 39.0%, in Second Quarter 2001. The tax provision for the six month period ended September 30, 2001 was $18,918, or an effective tax rate of 37.0%, compared to $19,379, or an effective tax rate of 39.0%, for the six month period ended September 30, 2000. The decrease in the effective tax rate is due to the Company's First Quarter 2001 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are no longer amortized.

         Net income for Second Quarter 2002 was $17,142 compared to $16,182 in Second Quarter 2001, an increase of 6%. Net income for the six month period ended September 30, 2001 was $32,225 compared to $30,310 for the six month period ended September 30, 2000, an increase of 6%. This growth was primarily due to the successful expansion of the Company's technical services by merger, the Company's cost reduction efforts, and the Company's First Quarter 2001 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are no longer amortized. On a pro forma basis after the application of SFAS No. 142, net income for the three and six month periods ended September 30, 2000 would have been $18,710 and $34,970, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net proceeds from borrowings decreased by $6,419 and $1,886 for the three and six month periods ended September 30, 2001, respectively, as a result of borrowings in the prior year used to finance the repurchase of its Common Stock and current year free cash flow used to pay down debt. As of September 30, 2001, the Company had cash and cash equivalents of $14,179, working capital of $157,363, and total debt of $127,551.

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

         The Company's total debt at September 30, 2001 was comprised of $117,200 under the Mellon Long Term Revolver, $3,800 under the Mellon Short Term Revolver, and $6,551 of various other loans. The weighted average interest rate on all indebtedness of the Company as of September 30, 2001 was approximately 4.7% compared to 6.8% as of March 31, 2001. In addition, at September 30, 2001, the Company had $2,755 of letters of credit outstanding and $56,245 of additional funds available under the Syndicated Debt.

         From March 31, 1999 through September 30, 2001, the Company announced its intention to repurchase up to 2.5 million shares of its Common Stock. As of September 30, 2001, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. The Company's most recent announcement was on July 21, 2000 to repurchase an additional 500 thousand shares of its Common Stock, of which 105 thousand were repurchased as of September 30, 2001 under this plan, and are included in the totals above. Fundings for these stock purchases came from existing cash flow and borrowings under credit facilities.

         The Company has operations, clients and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Chile, Finland, Mexico, Norway, and Sweden are denominated in U.S. dollars. The gains and losses resulting from the revaluation of the intercompany balances denominated in foreign currencies are recorded to accumulated other comprehensive income.


         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income. At September 30, 2001, the open foreign exchange contracts were in Yen, Euro, Sterling pound, Canadian dollars, Swiss francs and Australian dollars. These open contracts, valued at approximately $13,026, have a fair value of $12,901 and will expire over the next seven months. The open contracts have contract rates of 117.89 to 118.69 Yen, 0.9090 to

0.9196 Euro, 1.4180 to 1.5318 Sterling pound, 1.5419 to 1.5823 Canadian dollar,
1.6126 Swiss franc and 0.4866 Australian dollar, all per U.S. dollar. The effect of these contracts on net income for the three and six month periods ended September 30, 2001 was a decrease of approximately $422 and $367, respectively.

         The Company believes that its cash flow from operations and existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

NEW ACCOUNTING STANDARDS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effects of SFAS No. 144 and does not expect its adoption to have a material effect on the Company's financial statements or results of operations. The Company will adopt the new standard in the first quarter of Fiscal 2003.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At September 30, 2001, the Company had open contracts valued at approximately $13,026 with a fair value of approximately $12,901.


         In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $121,000 of variable rate debt. For the three month periods ended September 30, 2001 and September 30, 2000, an instantaneous 100 basis point increase in the interest rate would reduce the Company's expected earnings in the subsequent three months by $191 and $219, respectively, assuming the Company employed no intervention strategies.

                            PART II OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 23, 2001, the Company's stockholders voted on the following four matters at its annual meeting of the stockholders, which was originally convened on August 7, 2001, but adjourned until August 23, 2001: (i) the election of directors; (ii) the amendment to the 1992 Stock Option Plan to increase the number of shares authorized; (iii) the amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized; and (iv) the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 2002.

         Each of the Company's nominees for director was re-elected at the annual meeting by the following vote:

                                            SHARES              SHARES            SHARES              BROKER
                                            VOTED FOR           WITHHELD          ABSTAINING          NON-VOTES
                                           ----------        -----------          ----------          ---------
William F. Andrews                         17,201,141            682,308             0                    0
Thomas G. Greig                            17,683,632            199,817             0                    0
William R. Newlin                          17,012,489            870,960             0                    0
Brian D. Young                             17,072,703            810,746             0                    0
Fred C. Young                              16,091,079          1,792,370             0                    0

         The amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan was approved by the following vote:


           SHARES                        SHARES VOTED                 SHARES                       BROKER
           VOTED FOR                     AGAINST                    ABSTAINING                    NON-VOTES
          ----------                     ------------               -----------                   ---------
          7,901,579                      7,731,471                  44,411                          0


         The amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized:


            SHARES                       SHARES VOTED                 SHARES                       BROKER
          VOTED FOR                      AGAINST                      ABSTAINING                  NON-VOTES
          ----------                     ------------                 ----------                  ---------
          11,424,213                     4,226,794                     26,454                          0

         The appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 2002 was approved by the following vote:

            SHARES                     SHARES VOTED                    SHARES                       BROKER
          VOTED FOR                       AGAINST                    ABSTAINING                    NON-VOTES
          ----------                   ------------                  ----------                    ---------
          17,761,664                      100,810                      20,975                          0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.1     1992 Stock Option Plan, as amended through August 23,
                           2001

                  10.2 1992 Director Stock Option Plan, as amended through August 23, 2001

                  21.1     Subsidiaries of the Company

         (b)      Reports on Form 8-K.

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BLACK BOX CORPORATION


November 14, 2001                           By:   /s/  Anna M. Baird
                                               --------------------------------
                                            Anna M. Baird, Vice President,
                                            Chief Financial Officer, Treasurer,
                                            and Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
No.
-------
10.1      1992 Stock Option Plan, as amended through August 23, 2001

10.2      1992 Director Stock Option Plan, as amended through August 23, 2001

21.1      Subsidiaries of the Company