Form 10-Q
period 2001-12-31
BLACK BOX CORP
filed 2002-02-14
CIK 849547

                                                      Fiscal 2002 Third Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED DECEMBER
                      31, 2001 COMMISSION FILE NO. 0-18706


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

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of January 25, 2002 was 20,175,255 shares.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    (Unaudited)
                                                                                    December 31,         March 31,
                                                                                        2001               2001
                                                                                    ------------         ---------
ASSETS
Current assets:
       Cash and cash equivalents                                                     $  15,873           $   6,209
       Accounts receivable, net of allowance for doubtful
           accounts of $8,161 and $7,777, respectively                                 122,549             160,917
       Inventories, net                                                                 48,417              51,086
       Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                     27,265              30,067
       Other current assets                                                             25,344              19,069
                                                                                     ---------           ---------
                                 Total current assets                                  239,448             267,348

Property, plant and equipment, net of accumulated depreciation
       of $37,961 and $32,792, respectively                                             42,956              44,661
Intangibles, net of accumulated amortization of $48,569 and
       $48,366, respectively                                                           379,597             337,180
Other assets                                                                             2,621               3,741
                                                                                     ---------           ---------
                                 Total assets                                        $ 664,622           $ 652,930
                                                                                     =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                                  $   5,120           $   5,371
       Accounts payable                                                                 43,805              70,255
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                      4,761               6,013
       Other accrued expenses                                                           22,924              33,137
       Accrued income taxes                                                              9,958              13,650
                                                                                     ---------           ---------
                                 Total current liabilities                              86,568             128,426

Long-term debt                                                                          97,707             124,066
Other liabilities                                                                       10,936              11,487

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 100,000,000; par value $.001;
           issued 22,171,864 and 21,406,367, respectively                                   22                  21
       Additional paid-in capital                                                      279,207             248,053
       Retained earnings                                                               299,340             250,246
       Treasury stock, at cost, 2,105,000 shares                                      (100,355)           (100,355)
       Accumulated other comprehensive income/(loss)                                    (8,803)             (9,014)
                                                                                     ---------           ---------
                                 Total stockholders' equity                            469,411             388,951
                                                                                     ---------           ---------
                                 Total liabilities and stockholders' equity          $ 664,622           $ 652,930
                                                                                     =========           =========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                        Three month period ended       Nine month period ended
                                                              December 31,                   December 31,
                                                          2001           2000            2001           2000
                                                        ---------      ---------       ---------      ---------
Revenues                                                $ 179,241      $ 220,534       $ 583,429      $ 601,836
      Cost of sales                                       108,397        131,849         358,610        358,346
                                                        ---------      ---------       ---------      ---------

Gross profit                                               70,844         88,685         224,819        243,490

      Selling, general and administrative expenses         42,604         54,907         141,173        148,817
      Intangibles amortization                                 82          3,362             107          9,180
                                                        ---------      ---------       ---------      ---------

Operating income                                           28,158         30,416          83,539         85,493

      Interest expense, net                                 1,382          3,237           5,367          8,491
      Other expense/(income), net                               2           (320)            255           (186)
                                                        ---------      ---------       ---------      ---------

Income before income taxes                                 26,774         27,499          77,917         77,188

      Provision for income taxes                            9,905         10,725          28,823         30,104
                                                        ---------      ---------       ---------      ---------

Net income                                              $  16,869      $  16,774       $  49,094      $  47,084
                                                        =========      =========       =========      =========


Basic earnings per common share                         $    0.84      $    0.88       $    2.48      $    2.50
                                                        =========      =========       =========      =========

Diluted earnings per common share                       $    0.81      $    0.84       $    2.36      $    2.37
                                                        =========      =========       =========      =========

Weighted average common shares                             20,007         18,991          19,816         18,800
                                                        =========      =========       =========      =========

Weighted average common and
      common equivalent shares                             20,955         20,034          20,793         19,851
                                                        =========      =========       =========      =========


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                      Accumulated
                                                                                                          Other
                                           Common Stock                      Additional               Comprehensive
                                     -----------------------    Treasury      Paid-in      Retained      Income
                                       Shares       Amount       Stock        Capital      Earnings      (Loss)        Total
                                     ----------   ----------   ----------    ----------   ----------   ----------    ----------
Balance at March 31, 2000            19,940,217   $       20     ($67,253)   $  144,828   $  186,056      ($5,324)   $  258,327

Net income                                 --           --           --            --         64,190         --          64,190
Purchase of treasury stock                 --           --        (33,102)         --           --           --         (33,102)
Issuance of common stock              1,290,455            1         --          95,598         --           --          95,599
Exercise of options                     175,695         --           --           4,916         --           --           4,916
Tax benefit from exercised options         --           --           --           2,711         --           --           2,711
Comprehensive loss                         --           --           --            --           --         (3,690)       (3,690)
                                     ----------   ----------   ----------    ----------   ----------   ----------    ----------

Balance at March 31, 2001            21,406,367           21     (100,355)      248,053      250,246       (9,014)      388,951

Net income                                 --           --           --            --         49,094         --          49,094
Issuance of common stock                520,066            1         --          23,656         --           --          23,657
Exercise of options                     245,431         --           --           4,724         --           --           4,724
Tax benefit from exercised options         --           --           --           2,774         --           --           2,774
Comprehensive income                       --           --           --            --           --            211           211
                                     ----------   ----------   ----------    ----------   ----------   ----------    ----------

Balance at December 31, 2001         22,171,864   $       22    ($100,355)   $  279,207   $  299,340      ($8,803)   $  469,411
                                     ==========   ==========   ==========    ==========   ==========   ==========    ==========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                 Nine month period ended
                                                                       December 31,
                                                                   2001           2000
                                                                 --------       --------
Cash flows from operating activities:
       Net income                                                $ 49,094       $ 47,084
       Adjustments to reconcile net income to cash provided
         by operating activities:
            Intangibles amortization                                  107          9,180
            Depreciation                                            6,140          5,955
       Changes in working capital items:
            Accounts receivable, net                               44,208        (17,144)
            Inventories, net                                        3,514         (2,253)
            Other current assets                                     (247)       (14,028)
            Accounts payable and accrued liabilities              (52,479)        17,035
                                                                 --------       --------
       Cash provided by operating activities                       50,337         45,829
                                                                 --------       --------

Cash flows from investing activities:
            Capital expenditures, net of disposals                 (1,937)        (5,684)
            Mergers, net of cash acquired                         (18,910)       (51,328)
                                                                 --------       --------
       Cash (used in) investing activities                        (20,847)       (57,012)
                                                                 --------       --------

Cash flows from financing activities:
            Revolving credit borrowings, net                      (26,930)        37,412
            Proceeds from exercise of options                       7,498          2,282
            Purchase of treasury stock                               --          (26,856)
                                                                 --------       --------
       Cash (used in)/provided by financing activities            (19,432)        12,838
                                                                 --------       --------

Foreign currency exchange impact on cash flow                        (394)        (2,502)
                                                                 --------       --------

Increase/(decrease) in cash and cash equivalents                    9,664           (847)
Cash and cash equivalents at beginning of period                    6,209          8,643
                                                                 --------       --------

Cash and cash equivalents at end of period                       $ 15,873       $  7,796
                                                                 ========       ========


Cash paid for interest                                           $  5,295       $  8,425
Cash paid for income taxes                                       $ 35,726       $ 27,860



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

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                              December 31,      March 31,
                                                  2001            2001
         ---------------------------------------------------------------------
         Raw materials                         $   2,186        $  2,476
         Work-in-process                              16              11
         Finished goods                           49,182          51,863
         Inventory reserve                        (2,967)         (3,264)
         ---------------------------------------------------------------------
         Inventory, net                        $  48,417        $ 51,086
         ---------------------------------------------------------------------

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

         At December 31, 2001, the open foreign exchange contracts were in Yen, Euro, Sterling pound, and Canadian dollars. These open contracts, valued at approximately $10,294, have a fair value of $10,046 and will expire over the next four months. The open contracts have contract rates of 117.89 Yen, 0.8807 Euro, 1.4180 to 1.5318 Sterling pound, and 1.5874 to 1.5969 Canadian dollar, all per U.S. dollar. The effect of these contracts on net income for the three and nine month periods ended December 31, 2001 was an increase of approximately $282 and a decrease of approximately $84, respectively.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

                                                           Three month period ended         Nine month period
                                                                 December 31,               ended December 31,
                                                          ------------------------------------------------------------
                                                              2001           2000          2001            2000
----------------------------------------------------------------------------------------------------------------------
Net income                                                 $  16,869       $ 16,774      $ 49,094        $ 47,084
Other comprehensive income:
     Foreign currency translation adjustment                  (1,125)           908           239          (1,581)
     Unrealized gains on derivatives designated
          and qualified as cash flow hedges                     (101)            -            (28)             -
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                       $  15,643      $  17,682      $ 49,305        $ 45,503
----------------------------------------------------------------------------------------------------------------------

The components of accumulated other comprehensive income/(loss) consisted of the following:

                                                                                  December 31,        March 31,
                                                                                      2001              2001
-------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                                            $  (8,775)         $ (9,014)
Unrealized gains on derivatives designated and qualified
     as cash flow hedges                                                                 (28)               -
-------------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income/(loss)                                $  (8,803)         $ (9,014)
-------------------------------------------------------------------------------------------------------------------------

         On April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". For the three and nine month periods ended December 31, 2001, this resulted in a decrease to accumulated other comprehensive income/(loss) of $101 and $28, respectively.

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                         Three month period ended  Nine month period ended
                                                                December 31,             December 31,
                                                       ---------------------------------------------------
                                                             2001         2000         2001         2000
==========================================================================================================
Net income for earnings per share
   Computation                                              $16,869      $16,774      $49,094      $47,084

Basic earnings per common share:
   Weighted average common shares                            20,007       18,991       19,816       18,800
----------------------------------------------------------------------------------------------------------

   Basic earnings per common share                          $  0.84      $  0.88      $  2.48      $  2.50
==========================================================================================================

Diluted earnings per common share:
   Weighted average common shares                            20,007       18,991       19,816       18,800
   Shares issuable from assumed conversion
     of common stock equivalents                                948        1,043          977        1,051
----------------------------------------------------------------------------------------------------------
   Weighted average common and common
     equivalent shares                                       20,955       20,034       20,793       19,851
----------------------------------------------------------------------------------------------------------

   Diluted earnings per common share                        $  0.81      $  0.84      $  2.36      $  2.37
==========================================================================================================

         Excluded from the calculation above are 12 thousand shares for the three and nine month periods ended December 31, 2001 as the exercise price was greater than the average market price for those time periods.

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

NOTE 7 - CHANGES IN BUSINESS

         During the nine months ended December 31, 2001, the Company successfully completed 13 business combinations which have been accounted for using the purchase method of accounting: April 2001 - Haddad Electronic Supply, Inc., FBS Communications, L.P. and Integrated Cabling Systems, Inc.; May 2001 - Computer Cables and Accessories Ltd; June 2001 - Vivid Communications, Inc. and DESIGNet, Inc; July 2001 - J.C. Informatica Integral S.A. de C.V., Consultoria en Redes S.A. de C.V. and SIC Comunicaciones S.A. de C.V. (together

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



"Grupo Gresco"); August 2001 - LJL Telephone and Communication, Inc., AB Lofamatic and Optech Fibres Ltd.; September 2001 - GCS Network Services Ltd. and Di.el. Distribuzioni Elettroniche S.r.l.; October 2001 - Lanetwork Sales Ltd. In connection with the above 13 business combinations, the Company issued an aggregate of 374 thousand shares of its common stock and used approximately $20,700 in cash to acquire all of the outstanding shares of the above 13 companies.

         The aggregate purchase price of the above 13 companies was approximately $46,600 and resulted in goodwill of $36,200 and other intangibles of approximately $2,200 in accordance with SFAS No. 141, "Business Combinations," which the Company adopted during the second quarter of Fiscal 2002. The other intangibles balance consists of non-compete agreements and backlog. As of December 31, 2001, the non-compete agreements have an estimated gross value of $2,125 and accumulated amortization of $78 based on a preliminary appraisal subject to finalization. As of December 31, 2001, the backlog intangibles have a gross value of $89 and accumulated amortization of $29. See
Note 11, "Intangible Assets".

         As of December 31, 2001, certain merger agreements provide for contingent payments of up to $22,762. Upon meeting the future operating performance goals, goodwill will be adjusted for the amount of the contingent payments. For the nine months ended December 31, 2001, $13,575 of the Company's performance-based obligations were earned and paid.

         As of December 31, 2001, certain merger agreements for which amounts are included in the previous paragraph, provide a total of 49 thousand contingently issuable shares of common stock. Issuance of these shares is contingent on the market price of the Company's common stock over time. There will be no change in the dollar amount of stockholders' equity if such shares are issued. These shares are included as common equivalent shares when calculating diluted earnings per common share.

         The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if all Fiscal Year 2001 and 2002 acquisitions had been completed at the beginning of the stated periods:

                                                         Three month period ended              Nine month period
                                                               December 31,                   ended December 31,
                                                      -------------------------------------------------------------------
                                                               2001            2000              2001             2000
=========================================================================================================================
Revenue                              As reported             $179,241        $220,534          $583,429         $601,836
                                     Pro forma                179,371         251,327           594,854          731,026
-------------------------------------------------------------------------------------------------------------------------
Net income                           As reported             $ 16,869        $ 16,774          $ 49,094         $ 47,084
                                     Pro forma                 16,874          18,368            49,936           58,217
-------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share           As reported              $  0.81         $  0.84           $  2.36          $  2.37
                                     Pro forma                   0.81            0.88              2.39             2.78
=========================================================================================================================

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


NOTE 8 - TREASURY STOCK

         From March 31, 1999 through December 31, 2001, the Company announced its intention to repurchase up to 2.5 million shares of its Common Stock. As of December 31, 2001, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. The Company's last addition to its repurchase program was in July 2000, adding 500 thousand shares of its Common Stock, of which 105 thousand were repurchased as of December 31, 2001 and are included in the totals above. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities.

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

         The Company's total debt at December 31, 2001 was comprised of $96,300 under the Mellon Long Term Revolver and $6,527 of various other loans. The weighted average interest rate on all indebtedness of the Company as of December 31, 2001 was approximately 3.4% compared to 6.8% as of March 31, 2001.

NOTE 10 - SEGMENT REPORTING

         The Company manages the business primarily on a product and service line basis. Its reportable segments are comprised of On-Site Services and Phone Services. The Other operating segment includes expenses directly related to the Company's on-going mergers and acquisitions program and a special expense of $5,027 incurred in the First Quarter of Fiscal Year 2002 related primarily to the reserve of two receivables from on-site customers who filed for bankruptcy protection in the quarter. The Company reports its segments separately because of differences in the ways the product and service lines are managed and operated. Consistent with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company aggregates similar operating segments into reportable segments.

         The Company evaluates the performance of each segment based on "Worldwide Operating Income." A segment's Worldwide Operating Income is its operating income before amortization. Revenues and the related profits on intercompany transactions are reported by the segment providing the third-party revenues. Intersegment sales are not reviewed by management

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


and are not presented below. Certain costs incurred are not directly related to either segment, and therefore are not presented in the Other operating segment. Segment interest income or interest expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not disclosed in the information below.

Summary information by reportable segment is as follows:

                                                Three month period ended        Nine month period
                                                      December 31,              ended December 31,
                                              ---------------------------------------------------------
                                                  2001           2000           2001           2000
=======================================================================================================
On-Site Services
     Revenues                                  $ 105,057      $ 121,219      $  343,382     $ 312,382
     Worldwide operating margin                   14,239         16,070          43,772        41,507
-------------------------------------------------------------------------------------------------------
Phone Services
     Revenues                                  $  74,184      $  99,315      $  240,047     $ 289,454
     Worldwide operating margin                   14,411         18,281          46,467        54,885
-------------------------------------------------------------------------------------------------------
Other
     Revenues                                  $      -       $      -       $     -        $      -
     Worldwide operating margin                     (410)          (573)       (6,593)         (1,719)
=======================================================================================================

The following is a reconciliation between the reportable segment data and the corresponding consolidated amount for Worldwide operating margin:

WORLDWIDE OPERATING MARGIN


                                                  Three month period ended            Nine month period
                                                        December 31,                  ended December 31,
                                               -------------------------------- -------------------------------
                                                    2001            2000             2001            2000
===============================================================================================================
Total Worldwide operating margin
     for reportable segments                     $  28,650       $   34,351       $  90,239       $  96,392
Other Worldwide operating margin                      (410)            (573)         (6,593)         (1,719)
---------------------------------------------------------------------------------------------------------------
Total Consolidated Worldwide
     operating margin                            $  28,240       $   33,778       $  83,646       $  94,673
===============================================================================================================

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



The following is summary information of assets by reportable segment and a reconciliation to the consolidated assets:

ASSETS

                                                                 December 31, 2001     March 31, 2001
========================================================================================================
On-Site Services                                                      $  511,118          $  430,721
Phone Services                                                           502,329             502,582
--------------------------------------------------------------------------------------------------------
  Total assets for reportable segments                                 1,013,447             933,303
Other assets                                                             192,530             164,031
Corporate eliminations                                                  (541,355)           (444,404)
--------------------------------------------------------------------------------------------------------
  Total consolidated assets                                           $  664,622          $  652,930
========================================================================================================

Information about geographic areas is as follows:

REVENUES

                                          Three month period ended             Nine month period
                                                December 31,                  ended December 31,
                                       -----------------------------------------------------------------
                                            2001            2000             2001            2000
========================================================================================================
North America                            $ 124,372       $ 163,045        $ 424,026       $ 447,676
Europe                                      40,887          38,222          117,696         101,624
Pacific Rim                                  8,572          12,968           25,732          35,854
Latin America                                5,410           6,299           15,975          16,682
--------------------------------------------------------------------------------------------------------
     Total revenues                      $ 179,241       $ 220,534        $ 583,429       $ 601,836
========================================================================================================

ASSETS

                                                                December 31, 2001      March 31, 2001
========================================================================================================
North America                                                       $ 527,671            $ 524,349
Europe                                                                110,114               98,860
Pacific Rim                                                            11,991               17,579
Latin America                                                          14,846               12,142
--------------------------------------------------------------------------------------------------------
  Total consolidated assets                                         $ 664,622            $ 652,930
========================================================================================================


NOTE 11 - INTANGIBLE ASSETS

         At the beginning of Fiscal Year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of April 1, 2001, and no impairment existed. In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles as indentified in SFAS No. 141 other than goodwill, are its trademarks, non-compete agreements and acquired backlog.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


         As of December 31, 2001, the Company's trademark had a gross carrying amount of $35,992 and accumulated amortization of $8,253. As of December 31, 2001, the Company's non-compete agreements and acquired backlog had a gross carrying amount of $2,214 and accumulated amortization of $107. The non-compete agreements and acquired backlog are amortized over their estimated useful lives of 10 years and 1 year, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the three and nine months ended December 31, 2001 was $82 and $107, respectively. Estimated amortization expense for the remaining three months of Fiscal 2002 is $75. The estimated amortization expense for each of the five fiscal years subsequent to March 31, 2002 for the non-compete agreements and acquired backlog intangibles is as follows: 2003-$250; 2004-$213; 2005-$213; 2006-$213; and 2007-$213. The value of the non-compete agreements and their related useful lives are currently being reviewed by an independent appraisal firm and are subject to adjustment upon completion of the valuation.

         The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended December 31, 2001, are as follows:

                                                             Nine month period ended December 31, 2001
                                                           --------------------------------------------
                                                              Phone          On-Site          Total
========================================================================================================
Balance as of March 31, 2001                               $  64,017       $  245,474      $  309,491
Goodwill related to acquisitions and earnout
     payments during the current fiscal year                     468           39,792          40,260
--------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001                            $  64,485       $  285,266      $  349,751
========================================================================================================

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


         The following table reports pro forma information as if SFAS No. 142 had been adopted in all periods presented:

                                                 Three month period ended       Nine month period ended
                                                       December 31,                 December 31,
                                                     2001        2000             2001         2000
========================================================================================================
Reported net income                                $ 16,869    $ 16,774         $ 49,094    $  47,084
Goodwill amortization                                   -         2,489              -          6,788
Trademark amortization                                  -           179              -            540
--------------------------------------------------------------------------------------------------------
Adjusted net income                                $ 16,869    $ 19,442         $ 49,094    $  54,412
--------------------------------------------------------------------------------------------------------

Basic earnings per share                           $   0.84    $   0.88         $   2.48    $    2.50
Goodwill amortization                                   -          0.13              -           0.36
Trademark amortization                                  -          0.01              -           0.03
--------------------------------------------------------------------------------------------------------
Adjusted basic earnings per share                  $   0.84    $   1.02          $  2.48    $    2.89
--------------------------------------------------------------------------------------------------------

Diluted earnings per share                         $   0.81    $   0.84          $  2.36    $    2.37
Goodwill amortization                                   -          0.12              -           0.34
Trademark amortization                                  -          0.01              -           0.03
--------------------------------------------------------------------------------------------------------
Adjusted diluted earnings per share                $   0.81    $   0.97          $  2.36    $    2.74
========================================================================================================


NOTE 12 - SUBSEQUENT EVENTS

         In January 2002, the Company established a wholly owned operation in Denmark by acquiring the operations of its distribution partner that held the authorized Black Box trademark distribution rights. Black Box Denmark provides technical support services via phone to customers in Denmark, Iceland and Greenland. The results of operations and financial position of Black Box Denmark are not material to the Company's consolidated results of operations or financial position.

         In January 2002, the Company merged with TW Netzwerkservice GmbH ("TW Netzwerkservice"). Established in 1994 in Ramerberg, Germany, TW Netzwerkservice provides technical design, installation and maintenance services for premise cabling and related products to customers in Southern Germany. The results of operations and financial position of TW Netzwerkservice are not material to the Company's consolidated results of operations or financial position.

         In January 2002, the Company merged with Telefuture Communications, Ltd. ("Telefuture"). Established in 1984 in New Rochelle, New York, Telefuture provides technical design, installation and maintenance services for premise cabling and related products to customers in and around the New Rochelle region. The results of operations and financial position of Telefuture are not material to the Company's consolidated results of operations or financial position.

         In January 2002, the Company merged with NKS Netzwerke Kabel Systeme GmbH ("NKS"). Established in 1996 in Stuttgart, Germany, NKS provides technical design, installation and maintenance services for premise cabling and related products to customers in Southern Germany. The results of operations and financial position of NKS are not material to the Company's consolidated results of operations or financial position.

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

RESULTS OF OPERATIONS

REVENUES

         The table below should be read in conjunction with the following discussion.

                                             Three month period ended           Nine month period ended
                                                   December 31,                       December 31,
                                         --------------------------------------------------------------------
                                               2001             2000             2001             2000
=============================================================================================================
Revenues                                     $179,241         $220,534         $583,429         $601,836
-------------------------------------------------------------------------------------------------------------
Percentage of Total Revenues
  On-Site Services:
    North America                                49.9%            51.6%            51.8%            49.3%
    International                                 8.7              3.4              7.1              2.6
-------------------------------------------------------------------------------------------------------------
  Total On-Site Services                         58.6             55.0             58.9             51.9
-------------------------------------------------------------------------------------------------------------
  Phone Services:
    North America                                19.5             22.3             20.9             25.1
    International                                21.9             22.7             20.2             23.0
-------------------------------------------------------------------------------------------------------------
  Total Phone Services                           41.4             45.0             41.1             48.1
-------------------------------------------------------------------------------------------------------------
  Total Revenues                                100.0%           100.0%           100.0%           100.0%
=============================================================================================================

         Revenues for the three and nine month periods ended December 31, 2001 were $179,241 and $583,429, respectively, a decrease of $41,293, or 19%, and $18,407, or 3%, respectively, compared with the same periods in the prior year. If exchange rates had remained constant from the corresponding periods in the prior year, revenues for the three and nine month periods ended December 31, 2001 would have been higher by $334 and $6,460, respectively.

         ON-SITE SERVICES REVENUES

         Revenues from total on-site services for the three months ended December 31, 2001 (Third Quarter 2002) were $105,057, a decrease of $16,162, or 13%, compared with revenues for the three months ended December 31, 2000 (Third Quarter 2001). The decrease in on-site services revenues for Third Quarter 2002 was driven by slowing economic conditions in all geographic segments, and was offset in part by the growth of nationwide client accounts. For the nine months ended December 31, 2001, revenues from on-site services were $343,382, an increase of $31,000, or 10%, over revenues for the nine months ended December 31, 2000. The increase in year-to-date on-site services revenues was due to the Company's continued geographic expansion of its technical services capabilities through merger and the growth of nationwide client accounts offset in part by slowing economic conditions. The impact of exchange rates on total on-site services revenues for the three and nine month periods ended December 31, 2001 was negligible.

         On-site services revenues from North America for Third Quarter 2002 were $89,365, a decrease of $24,384, or 21%, compared with revenues for Third Quarter 2001. For the nine months ended December 31, 2001, revenues from North America on-site services were $301,972, an increase of $5,231, or 2%, over revenues for the nine months ended December 31, 2000. The changes in North American on-site services revenue for the three and nine months ended December 31, 2001 were driven by the factors mentioned above.

         International on-site revenues for Third Quarter 2002 were $15,692, an increase of $8,222, or 110%, over revenues for Third Quarter 2001. For the nine months ended December 31, 2001, revenues for the International on-site services were $41,410, an increase of $25,769, or 165%, over revenues for the nine months ended December 31, 2000. If exchange rates had remained constant from the corresponding periods in the prior year, International on-site services revenues for the three and nine month periods ended December 31, 2001 would have been higher by $187 and $995, respectively. The growth of International on-site services revenues was driven primarily by the Company's continued geographic expansion of its technical services capabilities through merger.

         PHONE SERVICES REVENUES

         Revenues from total phone services for Third Quarter 2002 were $74,184, a decrease of $25,131, or 25%, compared with revenues for Third Quarter 2001. For the nine months ended December 31, 2001, revenues from phone services were $240,047, a decrease of $49,407, or 17%, compared with revenues for the nine months ended December 31, 2000. If exchange rates had remained constant from the corresponding periods in the prior year, phone services revenues for the three and nine month periods ended December 31, 2001 would have been higher by $513 and $5,457, respectively. The decrease in phone services revenue was driven by slowing economic conditions in all geographic segments.

         Phone services revenues from North America for Third Quarter 2002 were $35,007, a decrease of $14,289, or 29%, compared with revenues for Third Quarter 2001. For the nine months ended December 31, 2001, phone services revenues from North America were $122,054, a decrease of

$28,881, or 19%, compared with revenues for the nine months ended December 31, 2000. The decrease in North American phone services revenues was driven by the factors mentioned above.

         International phone services revenues for Third Quarter 2002 were $39,177, a decrease of $10,842 or 22%, compared with revenues for Third Quarter 2001. For the nine months ended December 31, 2001, International phone services revenues were $117,993, a decrease of $20,526, or 15%, compared with revenues for the nine months ended December 31, 2000. If exchange rates had remained constant from the corresponding periods in the prior year, International phone services revenues for the three and nine month periods ended December 31, 2001 would have been higher by $524 and $5,249, respectively. The decrease in International phone services revenue was driven by slowing economic conditions worldwide as well as the strengthening of the U.S. Dollar. In both North American and International markets, revenue declines were across all product lines.

         REVENUES BY GEOGRAPHY

         Reported revenue dollar and percentage changes by geographic region were as follows: North American revenues decreased by $38,673, or 24% in Third Quarter 2002, and $23,650, or 5% year-to-date. Europe revenues increased $2,665, or 7%, in Third Quarter 2002, and $16,072, or 16%, year-to-date; Pacific Rim revenue decreased $4,396, or 34%, in Third Quarter 2002, and $10,122, or 28%, year-to-date; and Latin American revenue decreased $889, or 14%, in Third Quarter 2002, and $707, or 4%, year-to-date. If exchange rates had remained constant from the corresponding periods in the prior year, Europe revenues would have increased 5% in Third Quarter 2002, and 19% year-to-date; Pacific Rim revenues would have only decreased 27% in Third Quarter 2002, and 20% year-to-date; and Latin America revenues would have only decreased 12% in Third Quarter 2002, and 2% year-to-date.

GROSS PROFIT

         Gross profit in Third Quarter 2002 decreased to $70,844, or 39.5% of revenues, from $88,685, or 40.2% of revenues, in Third Quarter 2001. Gross profit for the nine month period ended December 31, 2001 decreased to 224,819, or 38.5% of revenues, from $243,490, or 40.5% of revenues over the same period in the prior year. The decline in gross profit margin was due primarily to the increase in percentage of revenues from the Company's on-site services which provide lower gross margins. The realization of foreign denominated intercompany receivables had little impact on gross profit margin. Excluding the impact of revaluing the intercompany receivables, the gross profit margins would be unchanged for Third Quarter 2002, Third Quarter 2001 and the nine months ended December 31, 2001. Gross profit for the nine months ended December 31, 2000 would be 40.4%.

SG&A EXPENSES

         Selling, general and administrative ("SG&A") expenses in Third Quarter 2002 were $42,604, or 23.8% of revenues, a decrease of $12,303 compared with SG&A expenses of $54,907, or 24.9% of revenues, in Third Quarter 2001. SG&A expense as a percentage of revenues and absolute dollars decreased from last year due to the increase in percentage of revenue from the Company's on-site services which incur lower operating expenses relative to revenues, as well as the Company's efforts to reduce costs to more closely match its lower revenue base. SG&A expenses for the nine month period ended December 31, 2001 were $141,173, or 24.2% of revenues, a decrease of $7,644 compared with

SG&A expenses of $148,817, or 24.7% of revenues over the same period in the prior year. SG&A expense as a percentage of revenues and absolute dollars decreased from last year due to the factors mentioned above, offset by a special expense in First Quarter 2002 of approximately $5,000 that is primarily attributable to the Company reserving for two accounts receivable from customers who filed for Chapter 11 bankruptcy protection during that Quarter.

OPERATING TO NET INCOME

         Operating income before amortization in Third Quarter 2002 was $28,240, or 15.8% of revenues, compared to $33,778, or 15.3% of revenues, in Third Quarter 2001. The increase in margin for the quarter was due to the Company's cost reduction efforts. Operating income before amortization for the nine month period ended December 31, 2001 was $83,646, or 14.3% of revenues, compared to $94,673, or 15.7% of revenues over the same period in the prior year. The decline in margin was due to the increase in percentage of revenues from the Company's on-site services which operate at slightly lower margins as well as the $5,000 special expense in First Quarter 2002. Intangible amortization for the three and nine month periods ended December 31, 2001 was $82 and $107, respectively, a decrease of $3,280 over Third Quarter 2001, and $9,073 over the nine month period ended December 31, 2000. The decrease in amortization is due to the Company's First Quarter 2002 adoption of SFAS No. 142 "Goodwill and Other Intangibles Assets," under which goodwill and other intangible assets with indefinite lives are no longer amortized.

         Net interest expense for Third Quarter 2002 was $1,382, a decrease of $1,855 from Third Quarter 2001. Net interest expense for the nine month period ended December 31, 2001 was $5,367, a decrease of $3,124 from the same period last year. The decrease in net interest expense is primarily due to a decrease in both interest rates and the outstanding debt.

         Other expense/(income) for Third Quarter 2002 was $2, an increase of $322 over Third Quarter 2001. For the nine month period ended December 31, 2001, other expense/(income) was $255, an increase of $441 over the nine month period ended December 31, 2000. The increase in other expense/(income) is primarily due to the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

         The tax provision in Third Quarter 2002 was $9,905, an effective tax rate of 37.0%, compared to $10,725, an effective tax rate of 39.0%, in Third Quarter 2001. The tax provision for the nine month period ended December 31, 2001 was $28,823, an effective tax rate of 37.0%, compared to $30,104, an effective tax rate of 39.0%, for the nine month period ended December 31, 2000. The decrease in the effective tax rate is due to the Company's First Quarter 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are no longer amortized.

         Net income for Third Quarter 2002 was $16,869 compared to $16,774 in Third Quarter 2001, an increase of 1%. Net income for the nine month period ended December 31, 2001 was $49,094 compared to $47,084 for the nine month period ended December 31, 2000, an increase of 4%. This growth was primarily due to the successful expansion of the Company's technical services by merger, the Company's cost reduction efforts, and the Company's First Quarter 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are no longer amortized. On a pro forma basis after the application of SFAS No. 142, net income for the three and nine month periods ended December 31, 2000 would have been $19,442 and $54,412, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's net proceeds from borrowings decreased by $24,724 and $26,930 for the three and nine month periods ended December 31, 2001, respectively, as a result of current year free cash flow being used to pay down debt. As of December 31, 2001, the Company had cash and cash equivalents of $15,873, working capital of $152,880, and total debt of $102,827.

         On April 4, 2000, Black Box Corporation of Pennsylvania, a wholly owned subsidiary of the company simultaneously entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The Long Term Revolver is scheduled to expire on April 4, 2003 and the Short Term Revolver is scheduled to expire on April 4, 2002. Upon its expiration, the Company has the option to convert the Short Term Revolver into a one-year term note with substantially similar terms. The interest on the borrowings is variable based on the Company's option of selecting the banks prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement.

         The Company's total debt at December 31, 2001 was comprised of $96,300 under the Mellon Long Term Revolver and $6,527 of various other loans. The weighted average interest rate on all indebtedness of the Company as of December 31, 2001 was approximately 3.4% compared to 6.8% as of March 31, 2001. In addition, at December 31, 2001, the Company had $2,705 of letters of credit outstanding and $80,995 of additional funds available under the Syndicated Debt.

         From March 31, 1999 through December 31, 2001, the Company announced its intention to repurchase up to 2.5 million shares of its Common Stock. As of December 31, 2001, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. The Company's last addition to its repurchase program was in July 2000, adding 500 thousand shares of its Common Stock, of which 105 thousand were repurchased as of December 31, 2001 and are included in the totals above. Fundings for these stock purchases came from existing cash flow and borrowings under credit facilities.

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

         The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income. At December 31, 2001, the open foreign exchange contracts were in Yen, Euro, Sterling pound, and Canadian dollars. These open contracts, valued at approximately $10,294, have a fair value of $10,046 and will expire over the next four months. The open contracts have contract rates of 117.89 Yen, 0.8807 Euro, 1.4180 to 1.5318 Sterling pound, and 1.5874 to 1.5969 Canadian dollar, all per U.S. dollar. The effect of these contracts on net income for the three and nine month periods ended December 31, 2001 was an increase of approximately $282 and a decrease of approximately $84, respectively.

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

CONVERSION TO THE EURO CURRENCY

         On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company conducts business in member countries. The transition period for the introduction of the Euro was between January 1, 1999 and January 1, 2002. The Company has converted to the Euro, as required, and believes the conversion did not materially impact its operations or financial results.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At December 31, 2001, the Company had open contracts valued at approximately $10,294 with a fair value of approximately $10,046.

         In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $96,300 of variable rate debt. For the three month periods ended December 31, 2001 and December 31, 2000, an instantaneous 100 basis point increase in the interest rate would reduce the Company's expected earnings in the subsequent three months by $152 and $214, respectively, assuming the Company employed no intervention strategies.

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

                                        BLACK BOX CORPORATION


         February 14, 2002              By:   /s/  Anna M. Baird
                                           --------------------------------
                                           Anna M. Baird, Vice President,
                                           Chief Financial Officer, Treasurer,
                                           and Principal Accounting Officer

                                  EXHIBIT INDEX




Exhibit No.

   21.1             Subsidiaries of the Company