Form 10-K
period 2002-03-31
BLACK BOX CORP
filed 2002-05-17
CIK 849547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ________ to ________.

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __x__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of outstanding Common Stock, $.001 par value (the "Common Stock"), held by non-affiliates of the Registrant at May 14, 2002, was $1,057,918,812 based on the closing sale price reported on the Nasdaq National Market for May 14, 2002. For purposes of this calculation only, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock at May 14, 2002, was 20,257,129.

                       Document Incorporated by Reference

Proxy Statement for 2002 Annual Meeting of Stockholders -- Part III

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW. Black Box Corporation ("Black Box" or "the Company") is the world's largest technical services company dedicated to designing, building and maintaining today's complicated network infrastructure systems. The Black Box team of approximately 3,700 employees serves more than 150,000 clients in 132 countries throughout the world, providing technical services on the phone, on-site, and on-line. Founded in 1976, Black Box operates subsidiaries on five continents, and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

Black Box differentiates itself from its competitors through high levels of technical support, its capability to provide one source for network infrastructure services to clients (especially those with multilocation needs), and its private-labeled brand, BLACK BOX(R). Through its 2,700 on-site services team members and 1,000 phone services team members, the Company offers technical services on the phone free of charge, 24 hours a day, seven days a week, and fee-based on-site technical services.

As the largest network infrastructure services company in the world, Black Box is in a unique position to capitalize on its service advantages, leadership position, diverse customer base and strong customer loyalty.

INDUSTRY BACKGROUND. Black Box participates in the worldwide network infrastructure market to end users, which is estimated at $20 billion. The structured cabling market is estimated at $8 billion and the telephony services market is estimated at $12 billion.

Products and services are distributed to this market primarily through value added resellers, manufacturers, direct marketers, and technical service companies. Prior to the development of its on-site network services business, Black Box had participated in only the direct marketing channel, which accounts for just 7% of the total market. By integrating the Company's on-site services capability with its traditional phone-based technical sales and service business, Black Box is participating in a much larger portion of the market.

BUSINESS STRATEGY. Black Box's business strategy is to provide its clients with one source for products and services to meet all of their networking infrastructure needs - whether at a single location or multiple locations worldwide. The Company believes that its combination of on-site technical services - integrated with its telephonic technical support, high quality products and a worldwide presence - provides it with a unique advantage against its competitors in the network infrastructure market. The Company believes its record of consistent operating profitability and its high rate of repeat clients is evidence of the strength of its strategy. Keys to the Company's success include the following:

On-the-Phone Technical Services. Black Box provides its clients with around-the-clock, seven days per week technical support at no charge through a hotline telephone consulting service, available to clients in 132 countries worldwide. In Fiscal 2002, the Company's on-the-phone technical experts responded to approximately two million client calls, and 99.6% of them were answered in less than 20 seconds, nearly 30 times faster than the industry average.

Each Black Box phone technician receives training that enables the technician to provide clients with reliable and cost-effective solutions to conversion, connectivity, communications and networking challenges and to guide the client from system design and product selection through installation, post-installation and maintenance.

On-Site Technical Services. Black Box Corporation provides complete structured cabling and telephony solutions - including design, installation and maintenance
- with consistent quality and uniformity from site to site. The Company maintains what it believes is the industry's largest staff of Registered Communication Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA, and National Electric Code(R) (NEC(R)) standards. On-site technical services are provided in most major domestic markets and in selected markets outside of the United States. The Company intends to continue its geographic expansion of on-site capabilities throughout the world.

Quality Networking Solutions. Through the BLACK BOX(R) Catalog and BLACK BOX(R) On-Line, the Company markets more than 90,000 infrastructure and networking products in categories including PC communication products and accessories, cables and connectors, cabinets and racks, testers and tools, power and surge protection, video and mass storage, switches, ServSwitch(TM) products, printer devices, converters, line drivers, modems and multiplexors, and local area networking equipment. The Company modifies and updates its product offerings based on technical advancements and market demand.

In Fiscal 1998, Black Box became the first in the industry to introduce a product warranty program offering full protection regardless of cause of failure, including accidental, surge or water damage. In Fiscal 2000, the Company introduced Certification Plus, the industry's first comprehensive guaranteed-for-life structured cabling system. In Fiscal 2002, Extended Certification Plus was introduced, enabling clients' existing cabling systems to be guaranteed for life after inspection and certification by a Black Box designer.

Brand Name. BLACK BOX(R) is a widely recognized brand name associated with high quality products and services. The Company believes that the BLACK BOX(R) tradename is important to its business. As a result, manufacturers of computer communications and networking products have sought to distribute their products under the BLACK BOX(R) private label to take advantage of this broad and cost-effective distribution channel.

In 1994, Black Box received ISO9001 certification in the U.S., becoming the first U.S. technical direct marketer to be so certified. The Company's subsidiaries in Australia, Brazil, France, Japan, Mexico and the United Kingdom have also received the ISO certification. Rigorous quality control processes must be documented and practiced to earn and maintain ISO9001 certification.

Proprietary Customer List. For more than 25 years, the Company has built a proprietary mailing list of approximately 1.5 million names representing nearly 1 million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted mailings reach specific audiences. The Company believes that its proprietary list is a valuable asset that represents a significant competitive advantage and does not rent the list to other parties.

In-Stock Availability and Rapid Order Fulfillment. The Company has developed efficient inventory management and order fulfillment systems that allow more than 95% of orders for standard product received before midnight eastern time to be shipped that same day.

GROWTH STRATEGY. The principal components of Black Box's growth strategy include
(i) continued marketing of its one source provider capabilities and advantages and (ii) continued geographic expansion of on-site technical services worldwide.

Marketing of One Source Provider Capabilities and Advantages. With on-site operations firmly established in 40 states and 12 other countries as well as phone services available in 132 countries, the Company is well positioned to offer infrastructure services and products with single-company coordination from coast to coast and continent to continent. The Company believes it is uniquely positioned to succeed with multinational clients because of this advantage. At the close of Fiscal 2002, the Company's multilocation clients were some of the largest domestic retailers, including The Home Depot and Target.

Continued Geographic Expansion of On-Site Technical Services. In Fiscal 1998, Black Box expanded its technical services to include on-site design, installation and maintenance for infrastructure products. The Company believes there is a large, growing and lucrative market for these services worldwide and it expects the expansion to enable it to increase its addressable share of the worldwide network infrastructure market significantly.

Through a series of mergers, Black Box has established on-site presence in most major domestic markets and in selected markets outside of the United States. Revenues from on-site services were $434 million for Fiscal 2002 and represented 58% of the worldwide business. The Company expects to continue expanding its on-site capabilities in Fiscal 2003.

CLIENTS. Black Box clients range from small organizations to many of the world's largest corporations covering a diversity of industries, from manufacturing, retail and financial to educational and government. While the Company's clients include most of the Fortune 1000 companies, Black Box estimates that 60% of its revenues were from non-Fortune 1000 clients.

MARKETING. Black Box services and products are primarily marketed through the direct marketing materials, its offices throughout the world, and online through the Company's website. Black Box was the first company to engage exclusively in the sale of a broad range of computer communications and networking products through direct marketing techniques. Black Box targets its catalogs and marketing materials directly to its clients who make systems design and purchasing decisions. Black Box marketing materials present a wide choice of items using a combination of product features and benefits, photographs, product descriptions, product specifications, compatibility charts, potential applications and other helpful technical information.

TECHNICAL SERVICES. Black Box believes that its technical services are the foundation of its success enabling the Company to provide services ranging from phone consultation to site surveys, design and engineering, installation, certification and maintenance.

CUSTOMER SERVICE. Black Box strives to make purchasing its products as convenient as possible. The Company enters and fulfills orders at all of its worldwide locations. Black Box's client service group is available 24 hours per day from Monday through Saturday. Off-hours ordering requirements are handled by technical services personnel. Using proprietary applications, service representatives have immediate access to client information and real-time inventory levels to assist clients. Client information is updated at the time of the call and cross selling and up selling occurs.

Black Box employs an outbound sales and service force to increase the frequency and order size of client orders. This group is utilized to obtain specifications for potential orders and to follow up on quotes. Black Box provides key account pricing to large corporate buyers and provides an assigned telesales representative who works with corporate buyers to ensure that their requirements are satisfied.

WORLDWIDE OPERATIONS. The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 352,000 square foot facility is on a 22-acre site that houses administrative, sales and marketing, manufacturing and service operations.

PRODUCTS. Black Box believes that its ability to offer a broad, innovative product line, supported by readily available technical services, has been an important factor in its consistent high gross margins. Black Box currently offers more than 90,000 products through its catalogs and website and introduces new products regularly. The majority of the Company's product revenues are from products marketed under the BLACK BOX(R) brand name.

MANUFACTURERS AND SUPPLIERS. Black Box utilizes a network of manufacturers and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. Manufacturers of computer communications and networking products distribute their products under the BLACK BOX(R) brand name because Black Box offers qualified technical services and provides a significant channel of distribution to end users. This network has manufacturing and engineering capabilities to customize products for specialized applications. Black Box believes that the loss of any single source of supply would not adversely affect its business.

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

INFORMATION SYSTEMS. The Company has committed significant resources to the development of sophisticated information systems that are used to manage all aspects of its business. The Company's systems support and integrate technical support and customer service, inventory management, purchasing, distribution activities and accounting. In addition, the Company's exclusive project tracking system, e-Status, enables clients to review up to date information on their projects across the country or around the world.

The Company's changing product mix, multiple language requirements and design enhancements require efficient modification of product presentations for its various catalogs. Black Box's publishing system provides the flexibility and speed for both text and graphic layout and enables the timely and efficient creation of marketing materials.

BACKLOG. Due to rapid order fulfillment, Black Box's backlog of orders is not significant to its phone services operation. At March 31, 2002, the worldwide backlog of unfilled orders believed to be firm for phone services was approximately $4.3 million. The worldwide backlog of unfilled orders believed to be firm for on-site services was approximately $45 million.

EMPLOYEES. As of March 31, 2002, the Company had approximately 3,700 employees worldwide of which approximately 700 are subject to collective bargaining agreements. The Company believes that its relationship with its employees is good.

FINANCIAL INFORMATION. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Form 10-K and is incorporated herein by reference.

COMPETITION. The Company competes with other technical service companies and believes the principal competitive factors in its markets are its full suite of high quality technical services, product quality and selection, a broad client base and superior customer service. The Company believes it competes favorably with respect to these factors and believes there are no dominant competitors in the industry.

ITEM 2 -- PROPERTIES

The Company's headquarters and domestic operating facilities are located in Lawrence, Pennsylvania (a suburb of Pittsburgh). This 352,000 square foot facility on a 22-acre site houses administrative, sales and marketing, manufacturing and service operations. Black Box also owns 62 undeveloped acres adjacent to its facilities.

The Company owns or leases approximately 123 additional offices or facilities throughout the world, none of which are material in nature to Black Box.

The Company believes that its manufacturing facilities, located at its headquarters site, are adequate for its present level of production. The Company's other facilities, including its Lawrence, Pennsylvania distribution center used primarily for sales and distribution, are also adequate for the foreseeable future.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions are as follows:

              NAME            AGE           POSITION WITH THE COMPANY
              ----            ---           -------------------------
         Fred C. Young         46       Chairman of the Board and Chief
                                        Executive Officer

         Anna M. Baird         44       Vice President, Chief Financial
                                        Officer, Treasurer, Secretary and
                                        Principal Accounting Officer

         Kathleen Bullions     47       Vice President of Operations

The following is a biographical summary of the experience of the executive officers of the Company:

      FRED C. YOUNG, 46, was elected Chairman of the Board and Chief Executive Officer of the Company on June 24, 1998. He was first elected a director of the Company on December 18, 1995. He served as Vice President and Chief Financial Officer, Treasurer and Secretary of Black Box Corporation since joining the Company in 1991 and was promoted to Senior Vice President and Chief Operating Officer in May 1996 and President in May 1997.

      ANNA M. BAIRD, 44, was promoted to Vice President, Chief Financial Officer, and Treasurer on May 9, 1997 and became Secretary in May 2000. She was Director of Finance prior to May 9, 1997.

      KATHLEEN BULLIONS, 47, was promoted to Vice President of Operations on May 9, 1997. She was Director of Operations prior to May 9, 1997.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the Nasdaq National Market (trading symbol "BBOX"). On May 14, 2002, the last reported sale price of the Common Stock was $52.61 per share. The following table sets forth the quarterly high and low sale prices of the Common Stock as reported by the Nasdaq Stock Market during each of the Company's fiscal quarters indicated. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

                           High                Low
                           ----                ---
FISCAL 2000

   1st Quarter            51.3125            30.8750
   2nd Quarter            58.5000            44.5625
   3rd Quarter            68.7500            48.4375
   4th Quarter            78.6250            54.5000

FISCAL 2001

   1st Quarter            91.0000            64.6250
   2nd Quarter            92.2500            42.7500
   3rd Quarter            67.0000            40.5000
   4th Quarter            73.2500            39.3281

FISCAL 2002

   1st Quarter            72.2500            40.2500
   2nd Quarter            71.2344            39.8750
   3rd Quarter            58.7656            39.5625
   4th Quarter            55.8750            43.5469

At March 31, 2002, there were 2,356 holders of record.

No cash dividends have been paid on the Common Stock.

See "Equity Compensation Plan Information", Item 12 in Part IV, which is incorporated by reference herein.

ITEM 6 -- SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)

The following table sets forth certain selected historical consolidated financial data for the Company for the periods indicated. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. The historical data presented below for Fiscal Years 1998 through 2002 were derived from the Consolidated Financial Statements of the Company.

                                                         FISCAL YEAR ENDED MARCH 31,
----------------------------------------------------------------------------------------------------------
                                    1998            1999            2000           2001             2002
                                    ----            ----            ----           ----             ----
Income Statement Data:

Revenues (1)                      $305,549        $336,890        $508,340        $826,993        $743,681
Cost of sales                      157,714         174,067         288,813         493,861         453,131
                                  --------        --------        --------        --------        --------

Gross profit                       147,835         162,823         219,527         333,132         290,550

Selling, general &
   administrative expenses          88,137          95,055         129,874         203,377         181,867
Restructuring expenses                  --              --              --              --           3,500
                                  --------        --------        --------        --------        --------

Operating income before
   amortization                     59,698          67,768          89,653         129,755         105,183
Intangibles amortization             3,801           4,263           6,410          12,821             170
                                  --------        --------        --------        --------        --------

Operating income                    55,897          63,505          83,243         116,934         105,013

Interest expense, net                2,636             553           3,243          11,312           6,268

Net income                        $ 32,404        $ 38,145        $ 48,852        $ 64,190        $ 62,042
----------------------------------------------------------------------------------------------------------

Basic earnings per share          $   1.89        $   2.19        $   2.74        $   3.40        $   3.11

Diluted earnings per share        $   1.79        $   2.09        $   2.60        $   3.22        $   2.97
----------------------------------------------------------------------------------------------------------

Balance Sheet Data (at
  end of period):

Working capital                   $ 63,345        $ 73,262        $115,981        $138,922        $143,464
Total assets                       190,283         246,465         452,289         652,930         650,787
Total long-term debt                 8,189             204         105,374         124,066          75,497
Stockholders' equity               130,248         192,652         258,327         388,951         490,098
----------------------------------------------------------------------------------------------------------


(1)   Revenues are net of sales returns and allowances.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The table below should be read in conjunction with the following discussion.

                                                FISCAL YEAR ENDED MARCH 31,
                                                ---------------------------
                                         2000               2001               2002
--------------------------------------------------------------------------------------
Total Revenues                       $  508,340         $  826,993         $  743,681

Percentage of Total Revenues:
    On-Site Services Revenues
        North America                      29.2%              49.6%              50.7%
        International                       0.7                3.3                7.6
                                     -------------------------------------------------
      Subtotal                             29.9               52.9               58.3
                                     -------------------------------------------------
    Phone Services Revenues
        North America                      37.3               24.1               21.0
        International                      32.8               23.0               20.7
                                     -------------------------------------------------
      Subtotal                             70.1               47.1               41.7
                                     -------------------------------------------------
    Total Revenues                        100.0%             100.0%             100.0%
--------------------------------------------------------------------------------------

   FISCAL 2002 COMPARED TO FISCAL 2001:

   TOTAL REVENUES

   Total revenues for Fiscal 2002 were $743,681, a decrease of 10% compared to Fiscal 2001 total revenues of $826,993. If exchange rates had remained constant from the corresponding periods in the prior year, Fiscal 2002 total revenues would have been $8,414 higher.

   ON-SITE SERVICES REVENUES

   Revenues from on-site services were $433,937 for Fiscal 2002 compared to $437,296 for Fiscal 2001. Overall, the on-site services revenue decline was due to general economic conditions that affected customer demand, offset in part by the Company's continued geographic expansion by merger of its on-site technical services capabilities. Fiscal 2002 revenues resulting from acquisitions accounted for using the purchase method were $36,280.

   North America on-site services revenues were $377,240 for Fiscal 2002, a decrease of 8% compared to $409,850 for the prior year. The decrease in North America on-site services revenues was due to the downturn in the economy described above.

   International on-site services revenues increased 107% to $56,697 for Fiscal 2002 from $27,446 for the prior year. The growth of International on-site services revenues was driven by the Company's continued geographic expansion of its technical services capabilities and deeper penetration in existing markets.

   PHONE SERVICES REVENUES

   Revenues from the Company's phone services business for Fiscal 2002 were $309,744 compared to $389,697 for the prior year. Phone services revenues from North America decreased to $156,170 for Fiscal 2002 from $199,005 for the prior year while International phone services revenues decreased to $153,574 for Fiscal 2002 from $190,692 for the prior year. The decline in North America and International phone services revenues was driven by the general economic downturn.

   REVENUES BY GEOGRAPHY

   Reported revenue dollar and percentage changes by geographic region were as follows: North America revenues decreased $75,445, or 12%; Europe revenues increased $8,418, or 6%; Pacific Rim revenues decreased $14,453, or 30%; and Latin American revenues decreased $1,832, or 8%. If the exchange rate relative to the U.S. dollar had remained unchanged from Fiscal 2001, Europe revenue growth for Fiscal 2002 would have been 8% while the Pacific Rim and Latin America revenues would have decreased 22% and 6%, respectively.

   GROSS PROFIT

   Gross profit for Fiscal 2002 decreased to $290,550, or 39.1% of revenues, from $333,132, or 40.3% of revenues for Fiscal 2001. The decrease in gross profit dollars over prior year was due primarily to the decline in revenues while the decrease in gross profit percentage was due primarily to the increase in percentage of revenues from the Company's on-site services that provide lower gross margins.

   SG&A EXPENSES

   Selling, general and administrative ("SG&A") expenses for Fiscal 2002 were $181,867, or 24.5% of revenues, a decrease of $21,510 over SG&A expenses of $203,377, or 24.6% of revenues for Fiscal 2001. The dollar decrease over the prior year related primarily to the Company's cost reduction efforts worldwide, offset in part by a special expense in Fiscal 2002 and additional costs of $7,850 from newly merged operations that are included in Fiscal 2002 but not in Fiscal 2001. The special expense of $5,027 in First Quarter 2002 was primarily attributable to the Company reserving for two accounts receivable from customers who filed for Chapter 11 bankruptcy protection during that quarter.

   RESTRUCTURING EXPENSES

   In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of $3,500 primarily related to adjusting staffing levels in its European and Latin American operations and facility closures in the U.S. Of this charge, $1,830 related to severance for 60 individuals in Europe, $230 related to severance for 19 individuals in Latin America, $108 related to severance for 26 individuals in the U.S., and $1,332 related to lease costs and other charges to consolidate two U.S. offices. The components of the charge and the restructuring accrual at March 31, 2002 are as follows:

                             ACCRUED           TOTAL             CASH            ACCRUED
                         MARCH 31, 2001       CHARGE         EXPENDITURES     MARCH 31, 2002
--------------------------------------------------------------------------------------------
Employee Severance            $ --            $2,168            $  725            $1,443
Facility Closures              705             1,332               598             1,439
--------------------------------------------------------------------------------------------
Total                         $705            $3,500            $1,323            $2,882
============================================================================================

   Of the $3,500 charge, $2,540 related to on-site services and $960 related to phone services. The restructuring accrual at March 31, 2001 relates to continuing costs of a previously closed facility done at the time of merger.

   OPERATING TO NET INCOME

   Operating income for Fiscal 2002 was $105,013, or 14.1% of revenues, compared to $116,934, or 14.1% of revenues in Fiscal 2001.

   Operating income before amortization for Fiscal 2002 was $105,183, or 14.1% of revenues, compared to $129,755, or 15.7% of revenues in Fiscal 2001. If the Company had not incurred the special expense or restructuring charge described above, operating income before amortization for Fiscal 2002 would have been $113,710, or 15.3% of revenues. The decline in operating income percentage was due primarily to the increase in percentage of revenues from the Company's on-site services that operate at slightly lower margins.

   Intangibles amortization for the year was $170 compared to the prior year of $12,821. The decrease in amortization is due to the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" in Fiscal 2002 where goodwill and other intangible assets with indefinite lives are no longer amortized. See Note 3 to the Consolidated Financial Statements.

   Net interest expense for Fiscal 2002 decreased to $6,268 from $11,312 for Fiscal 2001 due to reductions in both interest rates and the outstanding debt.

   The tax provision for Fiscal 2002 was $36,428, an effective tax rate of 37.0%, compared to Fiscal 2001 of $41,040, an effective tax rate of 39.0%. The decrease in the effective tax rate for Fiscal 2002 is due to the Company's adoption of SFAS No. 142 described above as the rate for Fiscal 2001 reflected the unfavorable impact of nondeductible intangibles amortization expense. The annual effective tax rates for Fiscal 2002 and Fiscal 2001 were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

   Net income for Fiscal 2002 was $62,042 compared to $64,190 for Fiscal 2001, a decrease of 3%. This percentage decrease was less than the revenue percentage decrease primarily due to the Company's cost reduction efforts and the adoption of SFAS No. 142. These benefits were offset in part by the special expense of $5,027 and the restructuring charge of $3,500 in Fiscal 2002.

   FISCAL 2001 COMPARED TO FISCAL 2000:

   TOTAL REVENUES

   Total revenues for Fiscal 2001 were $826,993, an increase of 63% compared to Fiscal 2000 total revenues of $508,340. If exchange rates had remained constant from the corresponding periods in the prior year, Fiscal 2001 total revenues would have been $17,125 higher.

   ON-SITE SERVICES REVENUES

   Revenues from on-site services increased to $437,296 for Fiscal 2001 from $152,167, or 187% over the prior year. Overall, on-site services revenue growth was due to the Company's continued geographic expansion by merger of its on-site technical services capabilities as well as strong demand for on-site services from existing clients. Total Fiscal 2001 revenues resulting from acquisitions accounted for using the purchase method were $140,339.

   North America on-site services revenues increased 176% to $409,850 for Fiscal 2001 from $148,490 for the prior year. International on-site services revenues for Fiscal 2001 increased 646% to $27,446 from $3,677 for the prior year. The growth of North America and International on-site services revenues were both driven by the Company's continued geographic expansion of its technical services capabilities, deeper penetration in existing markets, and strong demand for on-site services from existing clients.

   PHONE SERVICES REVENUES

   Revenues from the Company's phone services business for Fiscal 2001 increased 9% to $389,697 from $356,173 for the prior year. If exchange rates had remained constant from the corresponding periods in the prior year, phone services revenues for Fiscal 2001 would have increased 13%. Overall, phone services revenue growth was driven by strong sales in all geographic regions.

   Phone services revenues from North America increased 5% to $199,005 for Fiscal 2001 from $189,609. The growth of North America phone services revenues is driven primarily by continued strong demand for infrastructure products and ServSwitch(TM) products from clients of all sizes.

   International phone services revenues increased 14% to $190,692 for Fiscal 2001 from $166,564 for the prior year. If exchange rates had remained constant from the prior year, International phone services revenues would have increased 23% from Fiscal 2000. International phone services revenue growth was driven by strong demand for infrastructure products, ServSwitch(TM) and printer devices, success in attaining new clients, and deeper penetration of existing clients.

   REVENUES BY GEOGRAPHY

   Reported revenue dollar and percentage changes by geographic region were as follows: North America revenues increased $270,756 or 80%; Europe revenues increased $40,267, or 38%; Pacific Rim revenues increased $4,342, or 10%; and Latin American revenues increased $3,288, or 17%. If the exchange rate relative to the U.S. dollar had remained unchanged from Fiscal

   2000, revenue growth for Fiscal 2001 in Europe, Pacific Rim and Latin America would have been 52%, 12% and 18%, respectively.

   GROSS PROFIT

   Gross profit for Fiscal 2001 increased to $333,132, or 40.3% of revenues, from $219,527, or 43.2% of revenues for Fiscal 2000. The decrease in gross profit percentage was due primarily to the increase in percentage of revenues from the Company's on-site services that provide lower gross margins.

   SG&A EXPENSES

   Selling, general and administrative ("SG&A") expenses for Fiscal 2001 were $203,377, or 24.6% of revenues, an increase of $73,503 over SG&A expenses of $129,874, or 25.5% of revenues for Fiscal 2000. The dollar increase over the prior year related primarily to additional marketing and personnel costs worldwide and additional costs from newly-merged operations that are included in Fiscal 2001 but not in Fiscal 2000. SG&A expense as a percentage of revenues decreased from the prior year primarily due to the increase in the percentage of revenue from the Company's on-site services that incur lower operating expenses relative to revenues.

   OPERATING TO NET INCOME

   Operating income for Fiscal 2001 was $116,934, or 14.1% of revenues, compared to $83,243, or 16.4% of revenues in Fiscal 2000.

   Operating income before amortization for Fiscal 2001 was $129,755, or 15.7% of revenues, compared to $89,653, or 17.6% of revenues for Fiscal 2000. The decline in operating income percentage was due primarily to the increase in percentage of revenues from the Company's on-site services that operate at slightly lower margins. Intangibles amortization for the year was $12,821 compared to the prior year of $6,410. The increase in amortization is due to additional goodwill related to the Company's continued expansion by merger of its technical services.

   Net interest expense for Fiscal 2001 increased to $11,312 from $3,243 for Fiscal 2000 due to an increase in interest rates and an increase in borrowings for the repurchase of the Company's common stock and the continued expansion by merger of its technical services.

   The tax provision for Fiscal 2001 was $41,040, an effective tax rate of 39.0%, compared to Fiscal 2000 of $31,225, an effective tax rate of 39.0%. The annual effective tax rate of 39.0% was higher than the U.S. statutory rate of 35.0% primarily due to state income taxes and the unfavorable impact of nondeductible intangibles amortization, offset by foreign income tax credits.

   Net income for Fiscal 2001 was $64,190 compared to $48,852 for Fiscal 2000, an increase of 31%. This growth was primarily due to strong revenue growth and the successful expansion of the Company's on-site services by merger.

   LIQUIDITY AND CAPITAL RESOURCES:

   During Fiscal 2002, free cash flow (cash flow from operating activities less capital expenditures and foreign currency translation adjustments, plus proceeds from stock option exercises) was $77,756 compared to $62,073 for Fiscal 2001 and $38,183 for Fiscal 2000. Cash flow from operating activities for Fiscal 2002, 2001 and 2000 was $67,898, $65,872 and $39,147,
   respectively. Reflected as a source of cash flow from operating activities in Fiscal 2002 are decreases in accounts receivable, inventories and other current assets, offset in part by decreases in various liabilities, all generally related to the decline in revenues. In Fiscal 2001 and 2000, increases in accounts receivables, inventories and other assets were a use of cash flow from operating activities, while increases in various liabilities were a source of cash flow.

   The Company's debt decreased by $50,751 during Fiscal 2002 as a result of current year free cash flow being used to pay down debt. As of March 31, 2002, the Company had cash and cash equivalents of $13,423, working capital of $143,464 and long-term debt of $75,497.

   On April 4, 2000, Black Box Corporation of PA, a domestic subsidiary of the Company, entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The Long Term Revolver was scheduled to expire on April 4, 2003 and the Short Term Revolver was scheduled to expire on April 3, 2002. In April 2002, the Long Term Revolver was extended until April 4, 2005 and the Short Term Revolver was extended until April 2, 2003.

   The Company's total debt at March 31, 2002 of $78,686 was comprised of $75,000 under the Long Term Revolver and $3,686 of various other loans. The weighted average interest rate on all indebtedness of the Company for the Fiscal 2002 and 2001 was approximately 4.4% and 6.8%, respectively. The weighted average interest rate on all indebtedness of the Company as of March 31, 2002 was 2.9%. In addition, at March 31, 2002 the Company had $2,530 of letters of credit outstanding and $102,470 available under the Syndicated Debt.

   Interest on the Syndicated Debt is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company's borrowings are under the Euro-rate option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% (1.0% at March 31, 2002, reducing to 0.75% during the first quarter of Fiscal 2003) on the Euro-dollar rate option and from zero to 0.75% (zero at March 31, 2002) on the prime rate option. The Syndicated Debt provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.20% to 0.375% (0.25% as of March 31, 2002). The Syndicated Debt is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

   The net cash impact of mergers transactions during Fiscal 2002 was $19,372 while capital expenditures, net of disposals, were $992. Capital expenditures for Fiscal 2003 are projected to be approximately $5,000 and will be focused primarily on information systems and facility improvements.

   The Company previously announced its intention to repurchase up to 2.5 million shares of its Common Stock from April 1, 1999 through March 31, 2002. As of March 31, 2002, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. The Company's most recent announcement was on July 21, 2000 to repurchase an additional 500 thousand shares of its Common Stock, of which 105 thousand were repurchased during Fiscal 2001, and are included in the totals above. There were no stock repurchases during Fiscal 2002. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities.

   The Company has operations, customers and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Brazil, Chile, Denmark, Mexico, Norway and Sweden are denominated in U.S. dollars. The gains and losses resulting from the revaluation of the intercompany balances denominated in foreign currencies are recorded to accumulated other comprehensive income.

   The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income. At March 31, 2002, the open foreign exchange contracts related to intercompany transactions were in Euro, Canadian dollars, Swiss francs and Australian dollars. These open contracts are valued at approximately $5,097 and will expire in April 2002. The open contracts have contract rates of 1.15 Euro, 1.595 Canadian dollars, 1.677 Swiss francs and 1.9 Australian dollars, all per U.S. dollar.

   The Company believes that its cash flow from operations and its existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

   As of March 31, 2002, the Company had contractual obligations as follows:

                                              OBLIGATIONS DUE BY PERIOD
                                         WITHIN 1         2-3            4-5          AFTER 5
                           TOTAL           YEAR          YEARS          YEARS          YEARS
                         --------------------------------------------------------------------
Short-term debt          $  3,189        $ 3,189        $    --        $    --        $    --
Long-term debt             75,497             --            442         75,055             --
Operating leases           34,421          7,307         10,591          5,999         10,524
Letters of credit           2,530          2,530             --             --             --
                         --------------------------------------------------------------------
Total                    $115,637        $13,026        $11,033        $81,054        $10,524
                         ====================================================================

   CRITICAL ACCOUNTING POLICIES:

   In preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made about the amounts reflected in the financial statements. As part of the financial reporting process, the Company's management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the financial statements. Historical experience and available information is used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the financial statements.

   In addition to the significant accounting policies described in Note 1 of the Consolidated Financial Statements, the Company believes that the following discussion addresses its critical accounting policies.

   REVENUE RECOGNITION

   The Company recognizes revenue for phone services operations when title transfers at the time of shipment and the price for the product has been determined.

   For its on-site services, the Company recognizes revenues on short-term projects (generally projects with a duration of less than one month) as the projects are completed and invoiced to the client. Revenues from long-term projects are recognized according to the percentage of completion method. Under the percentage of completion method, income is recognized based on a ratio of estimated costs incurred to total estimated contract costs. Losses, if any, on such contracts are provided in full when they become known. Billing in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities and any costs and estimated earnings in excess of billings are classified as current assets.

   ACCOUNTING FOR JUDGMENT AND ESTIMATES

   The Company establishes reserves when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Reserves by their nature relate to uncertainties that require exercise of judgment both in accessing whether or not a liability or loss has been incurred and estimating any amount of potential loss. The most important areas of judgment and estimates affecting the Company's financial statements include accounts receivable collectibility, inventory valuation, pending litigation and the realization of deferred tax assets.

   LONG-LIVED ASSETS

   The Company evaluates the recoverability of property, plant and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in the Company's business model, capital strategy, economic conditions or operating performance. The Company's evaluation is based upon, among other things, assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, the Company would recognize an impairment loss. The Company continually applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

   The Company evaluates the recoverability of the goodwill attributable to each of its reporting units as required under SFAS No. 142, "Goodwill and Other Intangible Assets," by comparing the fair value of each reporting unit with its carrying value. The Company continually applies its best judgment when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit.

   RESTRUCTURING

   The Company accrues the cost of restructuring activities in accordance with the appropriate accounting guidance depending upon the facts and circumstances surrounding the situation. The Company exercises its judgment in estimating the total costs of each of these activities. As these activities are implemented, the actual costs may differ from the estimated costs due to changes in the facts and circumstances that were not foreseen at the time of the initial cost accrual.

   CONVERSION TO THE EURO CURRENCY:

   On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company conducts business in member countries. The transition period for the introduction of the Euro was between January 1, 1999 and June 30, 2002. The Company has converted to the Euro, as required, and believes the conversion did not materially impact its operations or financial results.

   NEW ACCOUNTING PRONOUNCEMENTS:

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

   In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. The Company is currently evaluating the effects of SFAS No. 145.

   INFLATION:

   The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.

   FORWARD LOOKING STATEMENTS:

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

   ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. A discussion of accounting policies for financial derivatives is included in Note 1 to the Consolidated Financial Statements. At March 31, 2002, the Company had total open contracts valued at approximately $9,955 with a fair value of approximately $9,706.

   In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $75,000 of variable rate debt. At March 31, 2002, an instantaneous 100 basis point increase in the interest rate would reduce the Company's future earnings by $473, assuming the Company employed no intervention strategies.

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

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Board of Directors and Stockholders of Black Box Corporation:

   We have audited the accompanying consolidated balance sheets of Black Box Corporation (a Delaware corporation and the "Company") and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

   As explained in Note 3 to the consolidated financial statements, effective April 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

                                                         /s/ ARTHUR ANDERSEN LLP



   Pittsburgh, Pennsylvania
   April 26, 2002

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED MARCH 31,
                                          -------------------------------------------
                                             2000             2001            2002
------------------------------------------------------------------------------------
Revenues                                  $ 508,340         $826,993        $743,681
  Cost of sales                             288,813          493,861         453,131
------------------------------------------------------------------------------------
Gross profit                                219,527          333,132         290,550

 SG&A expense                               129,874          203,377         181,867
 Restructuring expense                           --               --           3,500
Intangibles amortization                      6,410           12,821             170
------------------------------------------------------------------------------------
Operating income                             83,243          116,934         105,013

  Interest expense, net                       3,243           11,312           6,268
  Other (income) expense, net                   (77)             392             275
------------------------------------------------------------------------------------
Income before income taxes                   80,077          105,230          98,470

  Provision for income taxes                 31,225           41,040          36,428
------------------------------------------------------------------------------------
Net income                                $  48,852         $ 64,190        $ 62,042
=====================================================================================
Basic earnings per common share           $    2.74         $   3.40        $   3.11

Diluted earnings per common share         $    2.60         $   3.22        $   2.97
------------------------------------------------------------------------------------
Weighted average common shares               17,835           18,904          19,936

Weighted average common and common
  equivalent shares                          18,785           19,929          20,860
=====================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            MARCH 31,
                                                                  ---------------------------
                                                                     2001              2002
---------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                       $   6,209         $  13,423
  Accounts receivable, net of allowance for doubtful
    accounts of $7,777 and $8,207, respectively                     160,917           115,969
  Inventories, net                                                   51,086            46,081
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                30,067            24,015
  Other current assets                                               19,069            19,959
---------------------------------------------------------------------------------------------
Total current assets                                                267,348           219,447

Property, plant and equipment, net                                   44,661            41,063
Intangibles, net                                                    337,180           387,286
Other assets                                                          3,741             2,991
---------------------------------------------------------------------------------------------
Total assets                                                      $ 652,930         $ 650,787
=============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current debt                                                    $   5,371         $   3,189
  Accounts payable                                                   70,255            34,279
  Accrued compensation and benefits                                   9,047             8,336
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                 6,013             4,235
  Other accrued expenses                                             24,090            22,789
  Accrued income taxes                                               13,650             3,155
---------------------------------------------------------------------------------------------
Total current liabilities                                           128,426            75,983

Long-term debt                                                      124,066            75,497
Deferred taxes                                                       11,105             7,383
Other liabilities                                                       382             1,826

Stockholders' equity:
  Preferred stock authorized 5,000,000; par value
     $1.00; none issued and outstanding                                  --                --
  Common stock authorized 100,000,000; par value
     $.001; issued 21,406,367 and 22,351,049, respectively               21                22
  Additional paid-in capital                                        248,053           287,714
  Retained earnings                                                 250,246           312,288
  Treasury stock, at cost, 2,105,000 shares                        (100,355)         (100,355)
  Accumulated other comprehensive loss                               (9,014)           (9,571)
---------------------------------------------------------------------------------------------
Total stockholders' equity                                          388,951           490,098
---------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $ 652,930         $ 650,787
=============================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                           CUMULATIVE
                                          COMMON STOCK                                       ADDITIONAL      FOREIGN
                                       -------------------       TREASURY       PAID-IN       RETAINED       CURRENCY
                                       SHARES       AMOUNT        STOCK         CAPITAL       EARNINGS     TRANSLATION     TOTAL
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999            18,147,358       $18      $      --        $ 59,272      $137,204       $(3,842)    $192,652

Comprehensive income

   Net income                                                                                   48,852                     48,852
   Foreign currency translation
     adjustment                                                                                               (1,482)      (1,482)
                                                                                                                          -------
Comprehensive income                                                                                                       47,370

Purchase of treasury stock                                       (67,253)                                                 (67,253)
Issuance of common stock              1,148,570         1                         64,676                                   64,677
Exercise of options                     644,289         1                         12,987                                   12,988
Tax benefit from exercised
  options                                                                          7,893                                    7,893
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000            19,940,217        20        (67,253)        144,828       186,056        (5,324)     258,327

Comprehensive income

   Net income                                                                                   64,190                     64,190
   Foreign currency translation
     adjustment                                                                                               (3,690)      (3,690)
                                                                                                                          -------
Comprehensive income                                                                                                       60,500

Purchase of treasury stock                                       (33,102)                                                (33,102)
Issuance of common stock              1,290,455         1                         95,598                                   95,599
Exercise of options                     175,695                                    4,916                                    4,916
Tax benefit from exercised
  options                                                                          2,711                                    2,711
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001            21,406,367        21       (100,355)        248,053       250,246        (9,014)     388,951

Comprehensive income

   Net income                                                                                   62,042                     62,042
   Foreign currency translation
     adjustment                                                                                                 (389)        (389)
   Unrealized losses on derivatives
     designated and qualified as
     cash flow hedges                                                                                           (323)        (323)
  Reclassification of unrealized
     gains or losses on expired
     derivatives                                                                                                 155          155
                                                                                                                              ---
Comprehensive income                                                                                                       61,485

Issuance of common stock                654,562         1                         28,070                                   28,071
Exercise of options                     290,120                                    8,954                                    8,954
Tax benefit from exercised
  options                                                                          2,637                                    2,637
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002            22,351,049       $22      $(100,355)       $287,714      $312,288       $(9,571)    $490,098
=================================================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                 YEAR ENDED MARCH 31,
                                                       ---------------------------------------
                                                         2000           2001            2002
                                                       ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  48,852      $  64,190      $  62,042
  Adjustments to reconcile net income to cash
    provided by operating activities:
  Depreciation and amortization                           11,381         20,906          8,293
  Other                                                      (24)            --             --
  Changes in working capital items:
    Accounts receivable, net                             (22,504)       (18,608)        51,864
    Inventories, net                                      (6,350)        (3,151)         5,805
    Other assets                                          (3,008)       (17,361)         5,867
    Accounts payable                                       2,964         18,831        (40,827)
    Accrued compensation and benefits                       (588)          (868)        (8,083)
    Accrued expenses                                       7,707            179         (5,469)
    Accrued income taxes                                     717          1,754        (11,594)
                                                       ---------      ---------      ---------
  Cash provided by operating activities                   39,147         65,872         67,898
                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                              (12,566)        (6,911)          (992)
  Mergers, net of $5,287, $4,432 and $8,460 cash
    acquired, respectively                               (62,123)       (53,435)       (19,372)
                                                       ---------      ---------      ---------
  Cash used in investing activities                      (74,689)       (60,346)       (20,364)
                                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of borrowings                                (17,340)      (230,150)      (190,670)
  Proceeds from borrowings                               111,230        252,180        139,500
  Proceeds from the exercise of options                   12,988          7,627         11,591
  Purchase of treasury stock                             (67,253)       (33,102)            --
                                                       ---------      ---------      ---------
  Cash provided by/(used in) financing activities         39,625         (3,445)       (39,579)
                                                       ---------      ---------      ---------
  Foreign currency exchange impact on cash                (1,386)        (4,515)          (741)
                                                       ---------      ---------      ---------
  Increase/(decrease) in cash and cash equivalents         2,697         (2,434)         7,214
  Cash and cash equivalents at beginning of year           5,946          8,643          6,209
                                                       ---------      ---------      ---------
  Cash and cash equivalents at end of year             $   8,643      $   6,209      $  13,423
                                                       =========      =========      =========
  Cash paid for interest                               $   3,171      $  10,785      $   7,174
                                                       =========      =========      =========
  Cash paid for income taxes                           $  21,005      $  39,286      $  47,603
                                                       =========      =========      =========

                                                                 YEAR ENDED MARCH 31,
                                                       ---------------------------------------
                                                         2000           2001           2002
                                                       ---------      ---------      ---------
MERGERS
   Fair Value of:
     Assets acquired                                   $ 110,181      $  86,648      $  39,878
     Liabilities assumed                                 (42,771)       (28,781)       (12,046)
                                                       ---------      ---------      ---------
   Cash paid                                              67,410         57,867         27,832
   Less cash acquired                                     (5,287)        (4,432)        (8,460)
                                                       ---------      ---------      ---------
   Net cash paid for mergers                           $  62,123      $  53,435      $  19,372
                                                       =========      =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Black Box Corporation is the world's largest technical services company dedicated to designing, building and maintaining today's complicated network infrastructure systems, servicing clients in 132 countries throughout the world.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Black Box Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION: The Company recognizes revenues for phone services operations when title transfers at the time of shipment and the price for the product has been determined.

For its on-site services, the Company recognizes revenues on short-term projects (generally projects with a duration of less than one month) as the projects are completed and invoiced to the client. Revenues from long-term projects are recognized according to the percentage of completion method. Under the percentage of completion method, income is recognized based on a ratio of estimated costs incurred to total estimated contract costs. Losses, if any, on such contracts are provided in full when they become known. Billing in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities and any costs and estimated earnings in excess of billings are classified as current assets.

SHIPPING AND HANDLING FEES AND COSTS: All fees billed to clients for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales.

CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances at March 31 are as follows:

                        2001          2002
                      --------      --------
Raw materials         $  2,476      $  2,417
Work-in-process             11             5
Finished goods          51,863        47,017
Inventory reserve       (3,264)       (3,358)
                      --------      --------
Inventory, net        $ 51,086      $ 46,081
                      ========      ========

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. The useful life for buildings and improvements is 30 years and for machinery and equipment is three to five years. Maintenance and minor repair costs are charged to expense as incurred. Major replacements or betterments are capitalized. When items are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and, if applicable, a gain or loss is recorded.

Property, plant and equipment balances, net of accumulated depreciation, at March 31 are as follows:

                                         2001          2002
                                       --------      --------
Land                                   $  2,405      $  2,405
Building and improvements                25,595        26,169
Machinery                                49,453        51,124
                                       --------      --------
                                         77,453        79,698
Accumulated depreciation                (32,792)      (38,635)
                                       --------      --------
Property, plant and equipment, net     $ 44,661      $ 41,063
                                       ========      ========

INCOME TAXES: Deferred income taxes are recognized for all temporary differences between the tax and financial bases of the Company's assets and liabilities, using the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's foreign subsidiaries, except for the subsidiaries located in Brazil and Mexico, are recorded in the local currency, which is the functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using prevailing exchange rates at the appropriate balance sheet date and revenues and expenses are translated using an average monthly exchange rate. Translation adjustments resulting from this process are recorded as a separate component of "Stockholders' Equity" and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from transactions denominated in a currency other than the functional currency are included in net earnings. For the subsidiaries located in Brazil and Mexico, the U.S. dollar is the functional currency.

RISK MANAGEMENT AND FINANCIAL DERIVATIVES: The Company has operations, customers and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Brazil, Chile, Denmark, Mexico, Norway and Sweden are denominated in U.S. dollars.

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. The Company has adopted SFAS No. 133, and as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" effective April 1, 2001, resulting in current liabilities of $323 and a decrease in other comprehensive loss of $323 being recorded. These contracts, designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of product and services. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income. Gains and losses realized on contracts at maturity and any gain or loss on the satisfaction of intercompany amounts are recorded as a component of operating income. The Company recognized approximately $155 of income in Fiscal 2002 related to hedge ineffectiveness.

At March 31, 2002, the open foreign exchange contracts were in the Euro, Canadian dollars, Pounds Sterling, Swiss francs and Australian dollars. The total open contracts, valued at approximately $9,955, have a fair value of $9,706 and will expire in April 2002. The open contracts have contract rates of
1.15 Euro, 1.595 Canadian dollars, 0.7014 Pounds Sterling, 1.677 Swiss francs and 1.9 Australian dollars, all per U.S. dollar.

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

NEW ACCOUNTING PRONOUNCEMENTS: In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effects of SFAS No. 144 and does not expect its adoption to have a material effect on the Company's financial statements or results of operations. The Company will adopt the new standard in the first quarter of Fiscal 2003.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. The Company is currently evaluating the effects of SFAS No. 145.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 2:  CHANGES IN BUSINESS

During Fiscal 2002, the Company successfully completed 18 business combinations that have been accounted for using the purchase method of accounting: April 2001
- Haddad Electronic Supply, Inc., FBS Communications, L.P. and Integrated Cabling Systems, Inc.; May 2001 - Computer Cables and Accessories Ltd; June 2001
- Vivid Communications, Inc. and DESIGNet, Inc; July 2001 - J.C. Informatica Integral S.A. de C.V., Consultoria en Redes S.A. de C.V. and SIC Comunicaciones S.A. de C.V. (together "Grupo Gresco"); August 2001 - LJL Telephone and Communication, Inc., AB Lofamatic and Optech Fibres Ltd.; September 2001 - GCS Network Services Ltd. and Di.el. Distribuzioni Elettroniche S.r.l.; October 2001
- Lanetwork Sales Ltd; January 2002 - Trend Communications, TW Netzwerkservice GmbH, TeleFuture Communications Ltd., and Netzwerke Kabelsystem GmbH; and March 2002 - TeleAce Communication PTE Ltd. In connection with the above 18 business combinations, the Company issued an aggregate of 510 thousand shares of its common stock and used approximately $21,000 in cash to acquire all of the outstanding shares of the above 18 companies.

The aggregate purchase price of the above 18 companies including deal costs was approximately $50,500 and resulted in goodwill of $43,900 and other intangibles of approximately $2,100 in accordance with SFAS No. 141, "Business Combinations," which the Company adopted during the second quarter of Fiscal 2002. The other intangibles balance consisted of non-compete agreements and backlog. As of March 31, 2002, the non-compete agreements had an estimated gross value of $1,900 and accumulated amortization of $92. As of March 31, 2002, the backlog intangibles had a gross value of $203 and accumulated amortization of $78. See Note 3, "Intangible Assets".

During Fiscal 2001, the Company successfully completed 28 business combinations that have been accounted for using the purchase method of accounting: April 2000
- Cabling Concepts, Inc. and Teldata Corporation; June 2000 - ST Communications & Cabling, Inc., GMCI Netcomm, Inc., Allcom Electric, Inc., Vista Information Technologies, Inc. and Schoeller Connectivity Gmbh; July 2000 - Ascor bvba, Carey Systems Company, Datel Communications, Inc., Data Specialties Europe Ltd. and Midwest Electronics and Communications, Inc.; August 2000 - Duracom, Inc. and Sterling Technology Systems, Inc.; September 2000 - Da/Com Limited; October 2000 - Clear Communications, Inc., Person-To-Person Communications, Inc. and Smiles Communication Systems, Inc.; November 2000 - IntEC Electric Systems Corporation, Orchard Network Solutions Ltd. and Societe Industrielle de Telephonie, Alarme et Video; December 2000 - LANmark Communications, Inc. and G&T Audio, Inc.; January 2001 - Bergman & Beving Electronics AS/Heathcomm, NetCabling B.V., and Bernhard Merz AG; February 2001 - Universal Connections, Incorporated; and March 2001 - Michael Electric, Inc. In connection with the above 28 business combinations, the Company issued an aggregate of 1.269 million shares of its common stock and used approximately $56,400 in cash to acquire all of the outstanding shares of the above 28 companies.

The aggregate purchase price of the above 28 companies was approximately $151,000 and resulted in goodwill of approximately $133,200 after the allocation of purchase price to assets acquired and liabilities assumed.

During Fiscal 2000, the Company successfully completed 24 business combinations that have been accounted for using the purchase method of accounting: May 1999 - C-Tel Corporation; July 1999

- American Cabling & Equipment Services, Inc. and Comm Line Inc.; September 1999
- Florida Intranet Group, Inc., Business Communication Concepts, Inc. and Comunicaciones SA Spain; October 1999 - Koncepts Communications of L.I., Corp. and Communication Contractors, Inc.; November 1999 - DataCom-Link, Inc./T&U Electric Service, Inc., American Communications Network Corporation and Datech Holdings, Limited; December 1999 - U.S. Premise Networking Services, Inc. and TennMark Telecommunications, Inc.; January 2000 - Parrish Communication Cabling, Inc., Structured Network Solutions, Inc., R&D Services, Inc. and The Delaney Companies; February 2000 - K&A Communications, Inc. and Jet Line Communications, Inc.; and March 2000 - American Telephone Service, Inc., HL Service, Indacom N.V./Blue Box B.V., Advanced Network Technologies, Inc. and Coast to Coast Communications, Inc. In connection with the above 24 business combinations, the Company issued an aggregate of 1.144 million shares of its common stock and used approximately $66,400 in cash to acquire all of the outstanding shares of the above 24 companies.

The aggregate purchase price of the above 24 companies was approximately $133,300 and resulted in goodwill of approximately $117,400 after the allocation of purchase price to assets acquired and liabilities assumed.

As of March 31, 2002, certain merger agreements provide for contingent payments of up to $13,674. Upon meeting future operating performance goals, goodwill will be adjusted for the amount of the contingent payments.

As of March 31, 2002, certain merger agreements for which amounts are included in the previous paragraph provide a total of 11 thousand contingently issuable shares of common stock. Issuance of these shares is contingent on the market price of the Company's common stock over time. There will be no change in the dollar amount of stockholders' equity if such shares are issued. These shares are included as common equivalent shares when calculating diluted earnings per common share.

For the year ended March 31, 2002, approximately $4,300 of the Company's operating performance-based obligations were earned and paid.

The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if the acquired entities had been purchased at the beginning of the stated periods:

                                                        YEAR ENDED MARCH 31,
                                                -----------------------------------
                                                    2001                   2002
                                                 (UNAUDITED)            (UNAUDITED)
                                                ------------            -----------
Revenue                       As reported       $    826,993            $   743,681
                              Pro forma              987,000                765,098
                                                ------------            -----------
Net income                    As reported       $     64,190            $    62,042
                              Pro forma               86,137                 65,802
                                                ------------            -----------
Diluted earnings per share    As reported       $       3.22            $      2.97
                              Pro forma                 4.30                   3.13
                                                ------------            -----------

NOTE 3: INTANGIBLE ASSETS

On April 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of April 1, 2001 by comparing the fair value of each reporting unit to its carrying value, and no impairment existed. In addition, during the third quarter, the Company evaluated its intangibles for impairment and none existed. During the third quarter of each future fiscal year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles as identified in SFAS No. 141 other than goodwill, are its trademarks, non-compete agreements and acquired backlog.

As of March 31, 2002 and 2001, the Company's trademarks had a gross carrying amount of $35,992 and accumulated amortization of $8,253 and the Company believes this intangible has an indefinite life.

The Company had the following other intangibles as of March 31, 2002:

                       GROSS CARRYING       ACCUMULATED
                           AMOUNT          AMORTIZATION
                           ------          ------------
Non-Compete Agreements     $1,884             $   92
Acquired Backlog              203                 78
                           ------             ------
Total                      $2,087             $  170
                           ======             ======

No amounts were assigned to non-compete agreements or acquired backlog as of March 31, 2001. The non-compete agreements and acquired backlog are amortized over their estimated useful lives of approximately 10 years and 1 year, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the year ended March 31, 2002 was $92 and $78, respectively. The estimated amortization expense for each of the five fiscal years subsequent to March 31, 2002 for the non-compete agreements and acquired backlog intangibles is as follows: 2003 - $312; 2004 - $189; 2005 - $189; 2006 -
$189; and 2007 - $189.

The changes in the carrying amount of goodwill, by reporting segment, for the year ended March 31, 2002, are as follows:

                                                        PHONE        ON-SITE      TOTAL
                                                       --------     --------     --------
Balance as of March 31, 2001                           $ 58,474     $251,017     $309,491
Goodwill related to acquisitions and
  earnout payments during the current
  fiscal year                                             2,066       46,073       48,139
                                                       --------     --------     --------
Balance as of March 31, 2002                           $ 60,540     $297,090     $357,630
                                                       ========     ========     ========

The following table reports pro forma information as if SFAS No. 142 had been adopted in all periods presented:

                                                   YEAR ENDED MARCH 31,
                                        ----------------------------------------
                                           2000           2001           2002
                                        ----------     ----------     ----------
Reported net income                     $   48,852     $   64,190     $   62,042
Goodwill amortization                        4,722          9,466             --
Trademark amortization                         716            716             --
                                        ----------     ----------     ----------
Adjusted net income                     $   54,290     $   74,372     $   62,042
                                        ==========     ==========     ==========
Basic earnings per share                $     2.74     $     3.40     $     3.11
Goodwill amortization                          .24            .50             --
Trademark amortization                         .04            .04             --
                                        ----------     ----------     ----------
Adjusted basic earnings per share       $     3.02     $     3.94     $     3.11
                                        ==========     ==========     ==========
Diluted earnings per share              $     2.60     $     3.22     $     2.97
Goodwill amortization                          .25            .47             --
Trademark amortization                         .04            .04             --
                                        ----------     ----------     ----------
Adjusted diluted earnings per share     $     2.89     $     3.73     $     2.97
                                        ==========     ==========     ==========

NOTE 4:  INDEBTEDNESS

Long-term debt at March 31 is as follows:

                                  2001          2002
                               ---------      ---------
Revolving credit agreement     $ 121,200      $  75,000
Other debt                         8,237          3,686
                               ---------      ---------
Total debt                       129,437         78,686
Less:  current portion            (5,371)        (3,189)
                               ---------      ---------
Long-term debt                 $ 124,066      $  75,497
                               =========      =========

On April 4, 2000, Black Box Corporation of PA, a domestic subsidiary of the Company, entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The Long Term Revolver was scheduled to expire on April 4, 2003 and the Short Term Revolver was scheduled to expire on April 4, 2002. In April 2002, the Long Term Revolver was extended to April 4, 2005 and the Short Term Revolver was extended to April 2, 2003. During Fiscal 2002, the maximum amount and average balance outstanding under the Syndicated Debt was $144,400 and $120,950, respectively.

Interest on the Syndicated Debt is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The applicable margin is adjusted each quarter based on the Company's consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% on the Euro-dollar rate option and from zero to 0.75% on the prime rate option. As of March 31, 2002, the margin was 1.0% on the Euro-dollar rate option and zero on the prime rate option. Due to the Company's reduction of its consolidated leverage ratio in March 2002, the interest margin on the Euro-dollar rate option will be reduced to 0.75% in the first quarter of Fiscal 2003. The Syndicated Debt provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.20% to 0.375%. As of March 31, 2002, the commitment fee percentage was 0.25% on the Long Term Revolver and

0.20% on the Short Term Revolver. The Syndicated Debt is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants including without limitation requirements for minimum net worth, fixed charge coverage, interest coverage and consolidated leverage ratio. The weighted average interest rate on all indebtedness of the Company for Fiscal 2002 and 2001 was approximately 4.4% and 6.8%, respectively. The weighted average interest rate on all indebtedness of the Company as of March 31, 2002 was 2.9%.

Other debt is composed of various bank and third party loans secured by specific pieces of equipment and real property. Interest on these loans are fixed and range from 1% to 5%.

At March 31, 2002, the Company had $2,530 of letters of credit outstanding.

The aggregate amount of the minimum principal payments for each of the five fiscal years subsequent to March 31, 2002 for all long-term indebtedness outstanding at the end of Fiscal 2002 is as follows: 2003 - $3,189; 2004 - $315; 2005 - $127; 2006 - $75,010 and 2007 - $45.

The fair value of the Company's debt at March 31, 2002 approximates the carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

NOTE 5:  INCOME TAXES

The domestic and foreign components of pretax income from continuing operations for the years ended March 31 are as follows:

                   2000         2001         2002
                 --------     --------     --------
Domestic         $ 56,304     $ 80,863     $ 77,874
Foreign            23,773       24,367       20,596
                 --------     --------     --------
Consolidated     $ 80,077     $105,230     $ 98,470
                 ========     ========     ========

The provision for income tax charged to continuing operations for the years ended March 31 consists of the following:

                                      2000        2001        2002
                                     -------     -------     -------
Current:
  Federal                            $11,474     $25,085     $21,796
  State                                1,020       3,836       2,669
  Foreign                              9,254       8,739       6,536
                                     -------     -------     -------
Total current                         21,748      37,660      31,001
Deferred                               9,477       3,380       5,427
                                     -------     -------     -------
Total provision for income taxes     $31,225     $41,040     $36,428
                                     =======     =======     =======

Reconciliations between income taxes from continuing operations computed using the federal statutory income tax rate and the Company's effective tax rate for the years ended March 31 are as follows:

                                               2000       2001       2002
                                               ----       ----       ----
Federal statutory tax rate                     35.0%      35.0%      35.0%
Foreign taxes, net of foreign tax credits      (0.4)      (1.4)      (0.9)
Amortization of nondeductible intangibles       2.2        3.1         --
State income taxes, net of federal benefit      1.7        2.6        2.1
Other, net                                      0.5       (0.3)       0.8
                                               ----       ----       ----
Effective tax rate                             39.0%      39.0%      37.0%
                                               ====       ====       ====

The components of deferred tax (liabilities)/assets at March 31 are as follows:

                                                     2001          2002
                                                   --------      --------
DEFERRED TAX LIABILITIES:
    Tradename and trademarks                       $(10,006)     $(10,390)
    State taxes                                      (1,720)       (2,577)
    Unremitted earnings of Japanese subsidiary       (3,294)       (2,264)
    Basis of fixed assets                              (771)       (1,043)
                                                   --------      --------
Gross deferred tax liabilities                      (15,791)      (16,274)
                                                   ========      ========

DEFERRED TAX ASSETS:
    Net operating losses                              1,225         1,065
    Foreign tax credit carryforwards                  4,389         2,823
    Allowance for doubtful accounts                   1,485         1,613
    Basis of finished goods inventory                   920           691
    Other                                               627         1,598
                                                   --------      --------
Gross deferred tax assets                             8,646         7,790
                                                   --------      --------
Net deferred tax liabilities                       $ (7,145)     $ (8,484)
                                                   ========      ========

At March 31, 2002, the Company had $42,757 of net operating loss carryforwards and $37,659 of alternative minimum tax loss carryforwards. As a result of the Company's reorganization in 1992 and concurrent ownership change, Section 382 of the Internal Revenue Code limits the amount of net operating losses available to the Company to approximately $600 per year. The carryforwards expire in the fiscal years 2004 through 2007; however, due to the limitation stated above, the Company expects to utilize only the portion of the operating loss carryforwards not limited by Section 382 of the Code, prior to expiration.

In general, except for certain earnings in Japan, it is management's intention to reinvest undistributed earnings of foreign subsidiaries, which aggregate approximately $20,596 based on exchange rates at March 31, 2002. However, from time to time, the foreign subsidiaries declare dividends to the U.S. parent, at which time the appropriate amount of tax is determined. Also, additional taxes could be necessary if foreign earnings were loaned to the parent or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and facilities under noncancelable operating lease agreements, which contain provisions for certain rental adjustments as well as renewal options. Rent expense under these operating leases for the years ended March 31, 2000, 2001 and 2002 was $4,831, $8,608 and $10,085 respectively. At March 31, 2002, the minimum lease commitments under all noncancelable operating leases for the next five years are as follows:
2003 - $7,307; 2004 - $6,011; 2005 - $4,580; 2006 - $3,243; 2007 - $2,756 and
thereafter - $10,524.

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

NOTE 7:  INCENTIVE COMPENSATION PLANS

PERFORMANCE BONUS: The Company has a variable compensation plan covering substantially all phone services employees. This plan provides for the payment of a bonus based on the attainment of certain annual performance targets. The amount expensed under this variable compensation plan for the years ended March 31, 2000, 2001 and 2002 was $3,366, $2,844 and $2,000, respectively. The Company also has variable compensation plans covering key on-site services employees. These plans also provide for the payment of bonuses based on attainment of annual performance targets. All payments are subject to approval by the Board of Directors upon the completion of the annual audit.

PROFIT SHARING AND SAVINGS PLAN: The Company has various Profit Sharing and Savings Plans ("Plans") which qualify as deferred salary arrangements under
Section 401(k) of the Internal Revenue Code. Under the Plans, participants are permitted to contribute various percentages of their compensation, as defined, and the Company matches a percentage of the participant's contributions. The total Company contribution for the years ended March 31, 2000, 2001 and 2002 was $1,025, $3,841 and $3,185, respectively.

STOCK OPTION PLANS: The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the "Employee Plan"), and the 1992 Directors Stock Option Plan, as amended (the "Directors Plan"). The Employee Plan authorizes the issuance of options and stock appreciation rights ("SARs") for up to 6.25 million shares of common stock. Options are issued by the Board of Directors or a Board committee to key employees of the Company and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The Directors Plan authorizes the issuance of options and SARs for up to 170 thousand shares of common stock. Options are issued by the Board of Directors or a Board committee and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The following is a summary of the Company's stock option plans for the years ended March 31:

                                                2000                            2001                           2002
-------------------------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED                        WEIGHTED                       WEIGHTED
                                                      AVERAGE                         AVERAGE                         AVERAGE
                                                      EXERCISE                        EXERCISE                       EXERCISE
(Shares in thousands)                  SHARES          PRICE           SHARES           PRICE          SHARES          PRICE
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
  of the year                          2,802           $21.52          2,971           $28.54            3,678         $31.95
   Granted                               837            45.61            918            42.47              833          41.51
   Exercised                           (644)            20.15          (175)            28.04             (290)         30.86
   Forfeited                             (24)           27.22            (36)           37.98             (132)         41.35
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of
  the year                             2,971           $28.54          3,678           $31.95            4,089        $33.69

Exercisable at end of year             1,420           $20.64          1,995           $24.62           2,519         $28.24

Weighted average fair
  value of options
  granted during  the year                               $19.33                        $27.18                         $29.07
===============================================================================================================================


The following table summarizes information about the stock options outstanding at March 31, 2002:

                                                                  OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                           -----------------------------         ----------------------------
(Options in thousands)                                      WEIGHTED
                                                             AVERAGE             WEIGHTED                            WEIGHTED
                                                            REMAINING            AVERAGE                             AVERAGE
            RANGE OF                     NUMBER            CONTRACTUAL           EXERCISE           NUMBER          EXERCISE
         EXERCISE PRICES              OUTSTANDING             LIFE                PRICE           EXERCISABLE         PRICE
------------------------------------------------------------------------------------------------------------------------------
$  7.77 - $13.30                           310              2.1 years           $  9.88               310            $  9.88
$13.301 - $19.95                           239              3.2 years              14.93              239              14.93
$19.951 - $26.60                           694              6.0 years              22.22              694              22.22
$26.601 - $33.25                           557              5.9 years              30.37              544              30.32
$33.251 - $39.90                            16              5.4 years              35.19               16              35.19
$39.901 - $46.55                         2,088              8.6 years              42.60              596              43.70
$46.551 - $53.20                           175              7.6 years              49.43              115              49.42
$53.201 - $59.85                             3              7.8 years              55.87                2              55.88
$59.851 - $66.55                             7              7.9 years              65.51                3              64.89
------------------------------------------------------------------------------------------------------------------------------
$  7.77 - $66.55                         4,089              6.9 years           $  33.69            2,519            $ 28.24
==============================================================================================================================

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

                                                                 2000               2001              2002
---------------------------------------------------------------------------------------------------------------
Net income                          As reported                $48,852            $64,190           $62,042
                                    Pro forma                   45,075             57,688            55,521
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share          As reported                $  2.60            $  3.22           $  2.97
                                    Pro forma                     2.40               2.89              2.66
===============================================================================================================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for the years ended March 31:


                                   2000             2001                2002
--------------------------------------------------------------------------------
Expected life (in years)            4.0              4.4                 4.4
Risk free interest rate             6.0%             4.9%                4.0%
Volatility                           45%              62%                 48%
Dividend yield                       --               --                  --
================================================================================


NOTE 8:  EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed under the treasury stock method based on the weighted average number of common shares issued and outstanding.

The following table details this calculation for the years ended March 31:


(Shares in thousands)                                           2000             2001             2002
----------------------------------------------------------------------------------------------------------
Net income for earnings per share computation                  $48,852          $64,190          $62,042
Basic earnings per common share:
   Weighted average common shares                               17,835           18,904           19,936
   Basic earnings per common share                             $  2.74          $  3.40          $  3.11
----------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
   Weighted average common shares                               17,835           18,904           19,936
   Shares issuable from assumed conversion of
       stock options and contingently issuable shares
       from acquisitions (net of tax savings)                      950            1,025              924
----------------------------------------------------------------------------------------------------------
Weighted average common and common
       equivalent shares                                        18,785           19,929           20,860
Diluted earnings per common share                              $  2.60          $  3.22          $  2.97
==========================================================================================================

Options to purchase approximately 10 thousand and 13 thousand shares of Common Stock were outstanding in Fiscal 2002 and 2001 but were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price of the shares.

NOTE 9:  TREASURY STOCK

The Company previously announced its intention to repurchase up to 2.5 million shares of its Common Stock from April 1, 1999 through March 31, 2002. As of March 31, 2002 the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. The Company's most recent announcement was on July 21, 2000 to repurchase an additional 500 thousand shares of its Common Stock, of which 105 thousand were repurchased during Fiscal 2001, and are included in the totals above. There were no stock repurchases during Fiscal 2002. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following as of March 31:

                                                                     2001              2002
-----------------------------------------------------------------------------------------------
Foreign currency translation adjustment                            $(9,014)          $(9,403)
Unrealized losses on derivatives designated and qualified
     as cash flow hedges                                                --              (168)
-----------------------------------------------------------------------------------------------

Total accumulated other comprehensive loss                         $(9,014)          $(9,571)
===============================================================================================


NOTE 11:  RESTRUCTURING

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of approximately $3,500 primarily related to adjusting staffing levels in its European and Latin American Operations and facility closures in the U.S. Of this charge, $1,830 related to severance for 60 individuals in Europe, $230 related to severance for 19 individuals in Latin America, $108 related to severance for 26 individuals in the U.S., and $1,332 related to lease costs and other costs to consolidate two U.S. offices. The components of the charge and the restructuring accrual at March 31, 2002 are as follows:

                                      ACCRUED               TOTAL                 CASH                    ACCRUED
                                  MARCH 31, 2001           CHARGE             EXPENDITURES             MARCH 31, 2002
----------------------------------------------------------------------------------------------------------------------
Employee Severance                      $    --            $ 2,168               $    725                  $ 1,443
Facility Closures                           705              1,332                    598                    1,439
----------------------------------------------------------------------------------------------------------------------
Total                                     $ 705            $ 3,500                $ 1,323                  $ 2,882
======================================================================================================================

The restructuring accrual at March 31, 2001 relates to continuing costs of a previously closed facility done at the time of merger.

NOTE 12: SEGMENT REPORTING

The Company manages the business primarily on a product and service line basis. Its two primary reportable segments are comprised of On-Site Services and Phone Services. The "Other" information presented herein includes expenses directly related to the Company's ongoing mergers and acquisitions program. The Company reports its two segments separately because of differences in the ways the product and service lines are operated. Consistent with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company aggregates similar operating units into reportable segments.

The accounting policies of the various segments are the same as those described in "Summary of Significant Accounting Principles" in Note 1. The Company evaluates the performance of each segment based on "Worldwide Operating Income." A segment's worldwide operating income is its operating income before amortization. Revenues and the related profits on intercompany transactions are reported by the segment providing the third-party revenues. Intersegment sales and segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented below.

Summary information by reportable segment is as follows for the years ended March 31:


On-Site Services                       2000                2001                2002
---------------------------------------------------------------------------------------
Revenues                            $ 152,167           $ 437,296           $ 433,937
Worldwide operating income             20,975              57,038              46,639
Depreciation                            1,461               7,790               4,025
Amortization                            1,895               8,024                 165
Segment assets                        221,377             430,721             530,705
---------------------------------------------------------------------------------------

Phone Services                         2000                2001                2002
---------------------------------------------------------------------------------------
Revenues                            $ 356,173           $ 389,697           $ 309,744
Worldwide operating income             70,970              75,045              60,602
Depreciation                            3,512               4,228               4,330
Amortization                            3,557               3,845                   5
Segment assets                        312,496             502,582             485,368
---------------------------------------------------------------------------------------

Other                                  2000                2001                2002
---------------------------------------------------------------------------------------
Revenues                            $      --           $      --           $      --
Worldwide operating income             (2,292)             (2,328)             (2,058)
Depreciation                             (234)               (233)               (232)
Amortization                              958                 952                  --
Segment assets                         29,335              28,575              28,874
---------------------------------------------------------------------------------------

The following are reconciliations as required between certain reportable segment data and the corresponding consolidated amounts for the years ended March 31:

REVENUES                                                  2000                2001                2002
----------------------------------------------------------------------------------------------------------
Total revenues for phone and on-site segments          $ 508,340           $ 826,993           $ 743,681
Other revenues                                                --                  --                  --
----------------------------------------------------------------------------------------------------------
Total consolidated revenues                            $ 508,340           $ 826,993           $ 743,681
==========================================================================================================

WORLDWIDE OPERATING INCOME/OPERATING INCOME

                                                          2000                2001                2002
-----------------------------------------------------------------------------------------------------------
Total worldwide operating income for phone
  and on-site segments                                 $  91,945           $ 132,083           $ 107,241
Other worldwide operating income                          (2,292)             (2,328)             (2,058)
-----------------------------------------------------------------------------------------------------------
Total consolidated worldwide operating income             89,653             129,755             105,183
Amortization expense                                       6,410              12,821                 170
-----------------------------------------------------------------------------------------------------------
Total operating income                                 $  83,243           $ 116,934           $ 105,013
===========================================================================================================


Fiscal 2002 On-Site Services worldwide operating income was reduced by a special operating expense of approximately $5,000 incurred in the First Quarter of Fiscal Year 2002 related primarily to two receivables from customers who filed for bankruptcy protection in the quarter and was also reduced by approximately $2,500 related to restructuring expenses. Fiscal 2002 Phone Services worldwide operating income was reduced by approximately $1,000 related to restructuring expenses.


ASSETS                                                  2000                2001                  2002
----------------------------------------------------------------------------------------------------------
Total assets for phone and on-site segments          $ 533,873           $ 933,303           $ 1,016,073
Other assets                                            29,335              28,575                28,874
Corporate eliminations                                (110,919)           (308,948)             (394,160)
----------------------------------------------------------------------------------------------------------
Total consolidated assets                            $ 452,289           $ 652,930           $   650,787
==========================================================================================================

Management is also presented with and reviews information about its geographic areas. The following is presented for the years ended March 31:

REVENUES                  2000              2001              2002
----------------------------------------------------------------------
North America           $338,099          $608,855          $533,410
Europe                   107,030           147,297           155,715
Pacific Rim               44,292            48,634            34,181
Latin America             18,919            22,207            20,375
----------------------------------------------------------------------
Total revenues          $508,340          $826,993          $743,681
======================================================================


ASSETS                      2000              2001              2002
----------------------------------------------------------------------
North America           $364,303          $524,349          $513,008
Europe                    60,311            98,860           111,584
Pacific Rim               16,200            17,579            11,653
Latin America             11,475            12,142            14,542
----------------------------------------------------------------------
Total assets            $452,289          $652,930          $650,787
======================================================================

NOTE 13:  QUARTERLY DATA (UNAUDITED)


                                 FIRST              SECOND               THIRD              FOURTH
                                QUARTER             QUARTER             QUARTER             QUARTER               YEAR
----------------------------------------------------------------------------------------------------------------------------
FISCAL 2001
Revenues                        $171,133            $210,169            $220,534            $225,157            $826,993
Gross profit                      70,525              84,280              88,685              89,642             333,132
Net income                        14,128              16,182              16,774              17,106              64,190
Basic earnings per
  common share                      0.76                0.86                0.88                0.89                3.40(1)
Diluted earnings per
  common share                      0.72                0.82                0.84                0.85                3.22(1)
----------------------------------------------------------------------------------------------------------------------------
FISCAL 2002
Revenues                        $207,116            $197,072            $179,241            $160,252            $743,681
Gross profit                      78,944              75,031              70,844              65,731             290,550
Net income                        15,083              17,142              16,869              12,948              62,042
Basic earnings per
  common share                      0.77                0.86                0.84                0.64                3.11
Diluted earnings per
  common share                      0.73                0.83                0.81                0.62                2.97(1)
============================================================================================================================


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

The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Certain Board Committees" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners", "Compensation Committee Interlocks and Insider Participation", "Security Ownership of Management", and "Equity Compensation Plan Information" in the Proxy Statement.

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

                  Report of Independent Public Accountants on Supplemental Schedules

                  Schedule II - Valuation and Qualifying Accounts

            (3)   Exhibits

                         Exhibit
                         Number                            Description
                         ------                            -----------
                          3(i)             Second Restated Certificate of Incorporation of the
                                           Company, as amended (3)

                          3(ii)            Restated Bylaws, as amended (2)

                          10.1             1992 Stock Option Plan, as amended (4)

                          10.2             1992 Director Stock Option Plan, as amended (4)

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

                          10.6             Credit Agreement, dated as of August 27, 1999,
                                           among Black Box Corporation of Pennsylvania,
                                           Black Box Corporation and Mellon Bank, N.A. (5)

                          10.7             Credit Agreement, dated as of January 4, 2000,
                                           among Black Box Corporation of Pennsylvania, Black
                                           Box Corporation and Mellon Bank, N.A. (5)

                          10.8             First Amendment to Credit Agreements, dated March
                                           30, 2001, among Black Box Corporation of
                                           Pennsylvania, Black Box Corporation, the Guarantor,
                                           the Lenders and Mellon Bank, N.A. (7)

                          10.9             Second Amendment to Credit Agreements, dated April
                                           3, 2002, among Black Box Corporation of
                                           Pennsylvania, Black Box Corporation, the Guarantor,
                                           the Lenders and Mellon Bank, N.A. (1)

                          21.1             Subsidiaries of the Company (1)

                          23.1             Consent and Report of Arthur Andersen LLP,
                                           independent public accountants (1)

                          99.1             Letter regarding Arthur Andersen Quality Control
                                           Representation  (1)


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

                  (4) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 14, 2001.

                  (5) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 29, 2000.

                  (6) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 29, 1998.

                  (7) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 29, 2001.

         (b)      Reports on Form 8-K:  None.

         (c) The Company hereby files as exhibits to the Form 10-K the exhibits set forth in Item 14(a)(3) hereof, which are not incorporated by reference.

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

         BLACK BOX CORPORATION

         Dated:   May 17, 2002
                                                 /s/ Anna M. Baird
                                        -----------------------------------
                                        Anna M. Baird, Vice President, Chief
                                        Financial Officer, Treasurer, Secretary,
                                        and Principal Accounting Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                          SIGNATURES                        CAPACITY                         DATE
                   /s/ WILLIAM F. ANDREWS                    Director                     May 17, 2002
                   ----------------------
                     William F. Andrews


                    /s/ THOMAS G. GREIG                      Director                     May 17, 2002
                    -------------------
                      Thomas G. Greig


                   /s/ WILLIAM R. NEWLIN                     Director                     May 17, 2002
                   ---------------------
                     William R. Newlin


                     /s/ BRIAN D. YOUNG                      Director                     May 17, 2002
                     ------------------
                       Brian D. Young


                     /s/ FRED C. YOUNG                Director, Chairman of               May 17, 2002
                     -----------------                   the Board, Chief
                       Fred C. Young                     Executive Office



                     /s/ ANNA M. BAIRD                   Vice President,                  May 17, 2002
                     -----------------               Chief Financial Officer,
                       Anna M. Baird                 Treasurer and Principal
                                                        Accounting Officer


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Black Box Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Black Box Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated April 26, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                               /s/ ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania
April 26, 2002

                                                                     SCHEDULE II


                              BLACK BOX CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                            ADDITIONS
                                          BALANCE AT        CHARGED TO           ADDITIONS          REDUCTIONS          BALANCE
                                         BEGINNING OF       COSTS AND         RESULTING FROM           FROM             AT END OF
        DESCRIPTION                        PERIOD            EXPENSES          ACQUISITIONS          RESERVES            PERIOD
        -----------                        ------            --------          ------------          --------            ------
YEAR ENDED MARCH 31, 2000
  Inventory reserves                       $3,556              $1,319              $1,028              $2,119            $3,784
  Allowance for unrealizable
       accounts/sales returns               4,023               2,447               2,266               2,432             6,304
  Restructuring reserve                     1,298                  --                  --                 436               862

YEAR ENDED MARCH 31, 2001
  Inventory reserves                       $3,784              $1,338              $  791              $2,649            $3,264
  Allowance for unrealizable
       accounts/sales returns               6,304               2,302               2,683               3,512             7,777
  Restructuring reserve                       862                  --                  --                 157               705

YEAR ENDED MARCH 31, 2002
  Inventory reserves                       $3,264              $1,078              $  187              $1,171            $3,358
  Allowance for unrealizable
       accounts/sales returns               7,777               2,370                 542               2,482             8,207
  Restructuring reserve                       705               3,500                  --               1,323             2,882