Form 10-Q
period 2002-06-30
BLACK BOX CORP
filed 2002-08-14
CIK 849547

                                                       Fiscal 2003 First Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of August 13, 2002 was 19,912,664 shares.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                               (Unaudited)
                                                                                 June 30,       March 31,
ASSETS                                                                             2002           2002
                                                                                ---------      ---------
Current assets:
       Cash and cash equivalents                                                $  15,440      $  13,423
       Accounts receivable, net of allowance for doubtful
           accounts of $8,119 and $8,207, respectively                            111,164        115,969
       Inventories, net                                                            45,982         46,081
       Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                23,359         24,015
       Other current assets                                                        21,252         19,959
                                                                                ---------      ---------
                                 Total current assets                             217,197        219,447

Property, plant and equipment, net of accumulated depreciation
       of $41,172 and $38,635, respectively                                        40,251         41,063
Intangibles, net of accumulated amortization of $48,795 and
       $48,578, respectively                                                      389,218        387,286
Other assets                                                                        3,379          2,991
                                                                                ---------      ---------
                                 Total assets                                   $ 650,045      $ 650,787
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                             $   1,160      $   3,189
       Accounts payable                                                            31,462         34,279
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                 3,654          4,235
       Other accrued expenses                                                      29,847         31,125
       Accrued income taxes                                                         6,434          3,155
                                                                                ---------      ---------
                                 Total current liabilities                         72,557         75,983

Long-term debt                                                                     62,333         75,497
Other liabilities                                                                   9,074          9,209

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 100,000,000; par value $.001;
           issued 22,403,514 and 22,351,049, respectively                              22             22
       Additional paid-in capital                                                 289,150        287,714
       Retained earnings                                                          326,953        312,288
       Treasury stock, at cost, 2,194,300 and 2,105,000, respectively            (104,049)      (100,355)
       Accumulated other comprehensive income/(loss)                               (5,995)        (9,571)
                                                                                ---------      ---------
                                 Total stockholders' equity                       506,081        490,098
                                                                                ---------      ---------
                                 Total liabilities and stockholders' equity     $ 650,045      $ 650,787
                                                                                =========      =========


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                      Three month period ended
                                                              June 30,
                                                           2002         2001
                                                       --------     --------

Revenues                                               $154,412     $207,116
      Cost of sales                                      92,520      128,172
                                                       --------     --------

Gross profit                                             61,892       78,944

      Selling, general and administrative expenses       37,704       52,654
      Intangibles amortization                              101            0
                                                       --------     --------

Operating income                                         24,087       26,290

      Interest expense, net                                 772        2,109
      Other expense/(income), net                            37          248
                                                       --------     --------

Income before income taxes                               23,278       23,933

      Provision for income taxes                          8,613        8,850
                                                       --------     --------

Net income                                             $ 14,665     $ 15,083
                                                       ========     ========


Basic earnings per common share                        $   0.72     $   0.77
                                                       ========     ========

Diluted earnings per common share                      $   0.70     $   0.73
                                                       ========     ========

Weighted average common shares                           20,266       19,495
                                                       ========     ========

Weighted average common and
      common equivalent shares                           21,023       20,616
                                                       ========     ========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                                                       Change In
                                           Common Stock                      Additional                  Other
                                     -----------------------    Treasury       Paid-in     Retained   Comprehensive
                                       Shares       Amount       Stock         Capital     Earnings   Income (Loss)     Total
                                     ----------   ----------   ----------    ----------   ----------  -------------  ----------

Balance at March 31, 2001            21,406,367      $21       ($100,355)     $248,053     $250,246      ($9,014)      $388,951

Net income                                    -        -               -             -       62,042            -         62,042
Issuance of common stock                654,562        1               -        28,070            -            -         28,071
Exercise of options                     290,120        -               -         8,954            -            -          8,954
Tax benefit from exercised options            -        -               -         2,637            -            -          2,637
Comprehensive loss                            -        -               -             -            -         (557)          (557)
                                     ----------      ---       ---------      --------     --------      -------       --------

Balance at March 31, 2002            22,351,049       22        (100,355)      287,714      312,288       (9,571)       490,098

Net income                                    -        -               -             -       14,665            -         14,665
Purchase of treasury stock                    -        -          (3,694)            0            -            -         (3,691)
Issuance of common stock                 11,080        -               -             -            -            -              -
Exercise of options                      41,385        -               -           905            -            -          1,433
Tax benefit from exercised options            -        -               -           531            -            -              -
Change in other comprehensive
   income (loss)                              -        -               -             -            -        3,576          3,576
                                     ----------      ---       ---------      --------     --------      -------       --------

Balance at June 30, 2002             22,403,514      $22       ($104,049)     $289,150     $326,953      ($5,995)      $506,081
                                     ==========      ===       =========      ========     ========      ========      ========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                            Three month period ended
                                                                    June 30,
                                                                2002        2001
                                                              --------    --------
Cash flows from operating activities:
       Net income                                             $ 14,665    $ 15,083
       Adjustments to reconcile net income to cash provided
         by operating activities:
            Intangibles amortization                               101           -
            Depreciation                                         1,942       2,018
       Changes in working capital items:
            Accounts receivable, net                             5,720      14,007
            Inventories, net                                       188      (1,263)
            Other current assets                                (1,136)     (3,996)
            Accounts payable and accrued liabilities            (2,066)    (19,099)
                                                              --------    --------
       Cash provided by operating activities                    19,414       6,750
                                                              --------    --------

Cash flows from investing activities:
            Capital expenditures, net of disposals                (273)       (804)
            Mergers, net of cash acquired                       (2,749)     (8,290)
                                                              --------    --------
       Cash (used in) investing activities                      (3,022)     (9,094)
                                                              --------    --------

Cash flows from financing activities:
            Revolving credit borrowings, net                   (15,193)      4,512
            Proceeds from exercise of options                    1,436       3,270
            Purchase of treasury stock                          (3,694)          -
                                                              --------    --------
       Cash (used in)/provided by financing activities         (17,454)      7,782
                                                              --------    --------

Foreign currency exchange impact on cash flow                    3,076      (1,134)
                                                              --------    --------

Increase/(decrease) in cash and cash equivalents                 2,017       4,304
Cash and cash equivalents at beginning of period                13,423       6,209
                                                              --------    --------

Cash and cash equivalents at end of period                    $ 15,440    $ 10,513
                                                              ========    ========


Cash paid for interest                                        $    796    $  2,036
Cash paid for income taxes                                    $  6,044    $ 13,005

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


NOTE 1:  BASIS OF PRESENTATION

The Financial Statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although Black Box Corporation (the "Company") believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K as filed with the SEC for the fiscal year ended March 31, 2002. The Consolidated Balance Sheet as of March 31, 2002 was derived from the audited balance sheet in the most recent Form 10-K.

NOTE 2:  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                                            JUNE 30,  MARCH 31,
                                                              2002      2001
          --------------------------------------------------------------------
          Raw materials                                   $  2,148    $  2,417
          Work-in-process                                       11           5
          Finished goods                                    47,487      47,017
          Inventory reserve                                 (3,664)     (3,358)
          --------------------------------------------------------------------
          Inventory, net                                  $ 45,982    $ 46,081
          --------------------------------------------------------------------

NOTE 3:  FINANCIAL DERIVATIVES

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


At June 30, 2002, the open foreign exchange contracts were in Euro, Canadian dollars, Swiss francs, Japanese yen, and Australian dollars. These open contracts, valued at approximately $7,564, have a fair value of $7,591 and will expire in one to two months. The open contracts have contract rates of 1.01 Euro, 1.5512 Canadian dollars, 1.48 Swiss francs, 123.79 Japanese yen and 1.78 Australian dollars, all per U.S. dollar. There was no effect on net income for the three months ended June 30, 2002 for these contracts.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

NOTE 4: COMPREHENSIVE INCOME
Comprehensive income consisted of the following:

                                                                 THREE MONTHS ENDED
                                                                       JUNE 30,
                                                               ----------------------
                                                                   2002        2001
      -------------------------------------------------------------------------------
      Net income                                                 $ 14,665    $ 15,083
      Other comprehensive income:
           Foreign currency translation adjustment                  3,776        (344)
           Unrealized gains on derivatives designated and
           qualified as cash flow hedges
                                                                     (200)         58
      -------------------------------------------------------------------------------
      Comprehensive income                                       $ 18,241    $ 14,797
      -------------------------------------------------------------------------------

The components of accumulated other comprehensive income/(loss) consisted of the following:

                                                                                  JUNE 30,   MARCH 31,
                                                                                    2002       2002
----------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                                           $(5,627)   $(9,403)
Unrealized gains on derivatives designated and qualified as cash flow hedges         (368)      (168)
----------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income/(loss)                               $(5,995)   $(9,571)
----------------------------------------------------------------------------------------------------

NOTE 5:  EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed under the treasury stock method based on the weighted average number of common shares issued and outstanding. The following table details this calculation:



                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                       -------------------------
      (Shares in thousands)                                   2002         2001
      -------------------------------------------------------------------------
      Net income for earnings per share computation        $14,665      $15,083
      Basic earnings per common share:
         Weighted average common shares                     20,266       19,495
         Basic earnings per common share                   $  0.72      $  0.77
      -------------------------------------------------------------------------
      Diluted earnings per common share:
         Weighted average common shares                     20,266       19,495
         Shares issuable from assumed conversion of
             stock options and contingently issuable
             shares from acquisitions (net of tax
             savings)                                          757        1,121
         Weighted average common and common equivalent
             shares                                         21,023       20,616
         Diluted earnings per common share                 $  0.70      $  0.73
      -------------------------------------------------------------------------

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

Excluded from the calculation above are 181 thousand shares and 10 thousand for the three months ended June 30, 2002 and 2001, respectively as the exercise price was greater than the average market price for those time periods.

NOTE 6:  NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of Fiscal 2003. Its adoption did not have a material effect on the Company's financial statements or results of operations.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002. The application of SFAS No. 145 did not have a material effect on the Company's financial statements or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE 7 - CHANGES IN BUSINESS

During the three months ended June 30, 2002, the Company successfully completed one business combination that has been accounted for using the purchase method of accounting, Societe d'Installation de Reseaux Informatiques et Electriques. In connection with this business combination, the Company used approximately $3,000 in cash to acquire all of the outstanding shares of the company and resulted in goodwill of $1,730 and other intangibles of approximately $420 in accordance with SFAS No. 141, "Business Combinations," which the Company adopted during the second quarter of Fiscal 2002. The other intangibles balance consisted of non-compete agreements and backlog.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

As of June 30, 2002, all non-compete agreements had an estimated gross value of $2,343 and accumulated amortization of $155. As of June 30, 2002, the backlog intangibles had a gross value of $203 and accumulated amortization of $129. See
Note 8, "Intangible Assets".

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

As of June 30, 2002, certain merger agreements provide for contingent payments of up to $9,706. Upon meeting future operating performance goals, goodwill will be adjusted for the amount of the contingent payments.

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                       THREE MONTHS ENDED JUNE 30,
                                                                       ---------------------------
                                                                          2002            2001
      --------------------------------------------------------------------------------------------
      Revenue                                As reported                 $154,412         $207,116
                                             Mergers-pre BBC                1,050           13,286
                                             Pro forma                    155,462          220,402
      --------------------------------------------------------------------------------------------
      Net income                             As reported                 $ 14,665         $ 15,083
                                             % of revenues                    9.5%             7.3%
                                             Mergers-pre BBC                  138            1,569
                                             % of revenues                   13.1%            11.8%
                                             Pro forma                     14,803           16,652
                                             % of revenues                    9.5%             7.6%
      --------------------------------------------------------------------------------------------

      Diluted earnings per share             As reported                 $   0.70         $   0.73
                                             Pro forma                       0.70             0.81
      --------------------------------------------------------------------------------------------

NOTE 8:  INTANGIBLE ASSETS

On April 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of April 1, 2001 by comparing the fair value of each reporting unit to its carrying value, and no impairment existed. In addition, during the third quarter of Fiscal 2002, the Company evaluated its intangible assets for impairment and none existed. During the third quarter of each future fiscal year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles as identified in SFAS No. 141 other than goodwill, are its trademarks, non-compete agreements and acquired backlog.

As of June 30, 2002, the Company's trademarks had a gross carrying amount of $35,992 and accumulated amortization of $8,253 and the Company believes this intangible has an indefinite life.

The Company had the following other intangibles as of June 30, 2002:

                                                 GROSS CARRYING   ACCUMULATED
                                                      AMOUNT     AMORTIZATION
      -----------------------------------------------------------------------
      Non-Compete Agreements                          $2,343        $  155
      Acquired Backlog                                   203           129
      -----------------------------------------------------------------------
      Total                                           $2,546        $  284
      -----------------------------------------------------------------------

The non-compete agreements and acquired backlog are amortized over their estimated useful lives of 10 years and 1 year, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the three months ended June 30, 2002 was $101. The estimated amortization expense for each of the five fiscal years subsequent to March 31, 2002 for the non-compete agreements and acquired backlog intangibles is as follows: remainder of 2003-$250; 2004-$234; 2005-$234; 2006-$234; and 2007-$234.

The changes in the carrying amount of goodwill, by reporting segment, for the three months ended June 30, 2002, are as follows:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                       THREE MONTHS ENDED JUNE 30, 2002
                                                          --------------------------------------------------------
                                                               PHONE              ON-SITE                TOTAL
------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2002                                 $ 60,540            $ 297,090             $ 357,630
Goodwill related to acquisitions and earnout
     payments during the quarter                                --                   1,730                 1,730
------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2002                                  $ 60,540            $ 298,820             $ 359,360
------------------------------------------------------------------------------------------------------------------

NOTE 9:  TREASURY STOCK


The Company previously announced its intention to repurchase up to 2.5 million shares of its Common Stock from April 1, 1999 through March 31, 2002. As of March 31, 2002, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. In May 2002, the Company's Board of Directors authorized the repurchase of an additional one million shares. The Company repurchased 89.3 thousand shares during the first quarter of Fiscal 2003 for an aggregate purchase price of $3,694. Funding for these stock repurchases came from existing cash flow and borrowings under existing credit facilities.


NOTE 10:  INDEBTEDNESS

Long-term debt is as follows:

                                                                     JUNE 30,           MARCH 31,
                                                                       2002               2001
         ---------------------------------------------------------------------------------------------
         Revolving credit agreement                                 $  61,800           $ 75,000
         Other debt                                                     1,693              3,686
         ---------------------------------------------------------------------------------------------
         Total debt                                                    63,493             78,686
         Less:  current portion                                        (1,160)            (3,189)
         ---------------------------------------------------------------------------------------------
         Long-term debt                                             $  62,333           $ 75,497
         ---------------------------------------------------------------------------------------------


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

The weighted average interest rate on all indebtedness of the Company as of June 30, 2002 was approximately 2.8%.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

NOTE 11:  RESTRUCTURING

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of approximately $3,500 primarily related to adjusting staffing levels in its European and Latin American Operations and facility closures in the U.S. Also at March 31, 2002, the Company had an accrual of $584 related to continuing costs of a previously closed facility done at the time of the merger. The components of the restructuring accrual at June 30, 2002 are as follows:

                                             ACCRUED                   CASH                  ACCRUED
                                          MARCH 31, 2002           EXPENDITURES           JUNE 30, 2002
     --------------------------------------------------------------------------------------------------------
     Employee Severance                      $ 1,443                  $ 630                 $   813
     Facility Closures                         1,439                    243                   1,196
     --------------------------------------------------------------------------------------------------------
     Total                                   $ 2,882                  $ 873                 $ 2,009
     --------------------------------------------------------------------------------------------------------

NOTE 12:  SEGMENT REPORTING


The Company manages the business primarily on a product and service line basis. Its two primary reportable segments are comprised of On-Site Services and Phone Services. The "Other" information presented herein includes expenses directly related to the Company's on-going mergers and acquisitions program. The Company reports its two segments separately because of differences in the ways the product and service lines are operated. Consistent with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company aggregates similar operating segments into reportable segments.

The Company evaluates the performance of each segment based on "Worldwide Operating Income." A segment's worldwide operating income is its operating income before amortization. Revenues and the related profits on intercompany transactions are reported by the segment providing the third-party revenues. Intersegment sales, segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented below.


Summary information by reportable segment is as follows:

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                              --------------------------------------
                ON-SITE SERVICES                                    2002               2001
                ------------------------------------------------------------------------------------
                Revenues                                          $ 90,858           $ 121,051
                Worldwide operating income                          11,948               9,907
                Depreciation                                           666                 985
                Amortization                                            97                  --
                Segment assets                                     544,304             494,966
                ------------------------------------------------------------------------------------

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                              --------------------------------------
                PHONE SERVICES                                      2002               2001
                ------------------------------------------------------------------------------------
                Revenues                                          $ 63,554           $ 86,065
                Worldwide operating income                          12,598             17,007
                Depreciation                                           977              1,090
                Amortization                                             4                 --
                Segment assets                                     484,625            519,784
                ------------------------------------------------------------------------------------


                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                              --------------------------------------
                OTHER                                               2002               2001
                ------------------------------------------------------------------------------------
                Revenues                                          $     --           $     --
                Worldwide operating income                            (358)              (624)
                Depreciation                                           (57)               (57)
                Amortization                                            --                 --
                Segment assets                                      28,957             28,635
                ------------------------------------------------------------------------------------

The following is a reconciliation between certain reportable segment data and the corresponding consolidated amounts:


                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                              --------------------------------------
                REVENUE                                             2002               2001
                ------------------------------------------------------------------------------------
                Total revenues for phone and on-site
                    segments                                     $ 154,412           $ 207,116
                Other revenues                                         --                  --
                ------------------------------------------------------------------------------------
                Total consolidated revenues                      $ 154,412           $ 207,116
                ------------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                WORLDWIDE OPERATING                                         JUNE 30,
                                                              --------------------------------------
                INCOME/OPERATING INCOME                             2002               2001
                ------------------------------------------------------------------------------------
                Total worldwide operating income for phone
                    and on-site segments                          $ 24,546           $ 31,941
                Other worldwide operating income                      (358)            (5,651)
                ------------------------------------------------------------------------------------
                Total consolidated worldwide operating
                    income                                          24,188             26,290
                Amortization expense                                   101                 --
                ------------------------------------------------------------------------------------
                Total operating income                            $ 24,087           $ 26,290
                ------------------------------------------------------------------------------------

                            BLACK BOX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
               (Dollars in thousands, except per share amounts)

On-Site Services worldwide operating income for the three months ended June 30, 2001was reduced by a special operating expense of approximately $5,000 related primarily to the reserve of two receivables from on-site customers who filed for bankruptcy protection in that quarter.

                                                                 JUNE 30,              MARCH 31,
                ASSETS                                            2002                   2002
                ------------------------------------------------------------------------------------
                Total assets for phone and on-site segments     $ 1,028,929         $ 1,016,073
                Other assets                                         28,957              28,874
                Corporate eliminations                             (407,841)           (394,160)
                ------------------------------------------------------------------------------------
                Total consolidated assets                       $   650,045         $   650,787
                ------------------------------------------------------------------------------------

Management is also presented with and reviews information about its geographic areas. The following is presented:

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                              --------------------------------------
                REVENUES                                            2002               2001
                ------------------------------------------------------------------------------------
                North America                                   $  107,283        $  154,120
                Europe                                              36,018            39,070
                Pacific Rim                                          6,503             8,701
                Latin America                                        4,608             5,225
                ------------------------------------------------------------------------------------
                Total revenues                                  $  154,412        $  207,116
                ------------------------------------------------------------------------------------

                                                                   JUNE 30,         MARCH 31,
                ASSETS                                              2002              2002
                ------------------------------------------------------------------------------------
                North America                                   $  509,332        $  513,008
                Europe                                             116,151           111,584
                Pacific Rim                                         10,705            11,653
                Latin America                                       13,867            14,542
                ------------------------------------------------------------------------------------
                Total consolidated assets                       $  650,045        $  650,787
                ------------------------------------------------------------------------------------

NOTE 13:  SUBSEQUENT EVENTS

In July 2002, the Company acquired EDC Communications Limited and EDC Communications (Ireland) Limited. Established in 1989, EDC provides technical design, installation and maintenance services for premise cabling and related products to customers in Belfast, Northern Ireland and Dublin, Republic of Ireland. The results of operations and financial position of EDC are not material to the Company's consolidated results of operations or financial position.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)


GENERAL:

The table below should be read in conjunction with the following discussion.

                                                             THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------------------------
                                                          2002 (1Q03)         2001 (1Q02)
     ---------------------------------------------------------------------------------------------

     Total Revenues                                         $154,412           $207,116
     ---------------------------------------------------------------------------------------------

     Percentage of Total Revenues:
         On-Site Services Revenues
             North America                                        48%                53%
             International                                        11                  5
                                                     ----------------------- ---------------------
              Subtotal                                            59                 58
                                                     ----------------------- ---------------------
         Phone Services Revenues
             North America                                        22                 22
             International                                        19                 20
                                                     ----------------------- ---------------------
              Subtotal                                            41                 42
                                                     ----------------------- ---------------------
         Total Revenues                                          100%               100%
     ---------------------------------------------------------------------------------------------


    FISCAL 2002 COMPARED TO FISCAL 2001:

    TOTAL REVENUES
    --------------

    Total revenues for 1Q03 were $154,412, a decrease of 25% compared to 1Q02 total revenues of $207,116. If exchange rates had remained constant from the first quarter last year, 1Q03 total revenues would have been $1,488 less.

    ON-SITE SERVICES REVENUES
    -------------------------

    Revenues from on-site services were $90,858 for 1Q03 compared to $121,051 for 1Q02. Included in 1Q03 is approximately $6,000 of revenues from mergers completed after 1Q02. Overall, the on-site services revenue decline was due to general economic conditions that affected customer demand offset in part by the Company's continued geographic expansion by merger of its on-site technical services capabilities. 1Q03 revenues resulting from acquisitions accounted for using the purchase method were $219.

    North America on-site services revenues were $73,882 for 1Q03 compared to $109,289 for 1Q02. The decrease in North America on-site services revenues was due to the downturn in the economy described above.

    International on-site services revenues increased 44% to $16,976 for 1Q03 from $11,762 for 1Q02. The growth of International on-site services revenues was driven by the Company's continued geographic expansion of its technical services capabilities and deeper penetration in existing markets.


    PHONE SERVICES REVENUES
    -----------------------

    Revenues from the Company's phone services business for 1Q03 were $63,554 compared to $86,065 for 1Q02. Phone services revenues from North America decreased to $33,401 for 1Q03 from $44,831 for 1Q02 while International phone services revenues decreased to $30,153 for 1Q03 from $41,234 for 1Q02. The decline in North America and International phone services revenues was driven by the general economic downturn.

    REVENUES BY GEOGRAPHY
    ---------------------

    Reported revenue dollar and percentage changes by geographic region were as follows: North America revenues decreased $46,837, or 30%, to $107,283; Europe revenues decreased $3,052, or 8%, to $36,018; Pacific Rim revenues decreased $2,198, or 25%, to $6,503; and Latin American revenues decreased $617, or 12%, to $4,608. If the exchange rate relative to the U.S. dollar had remained unchanged from 1Q02, the European, Pacific Rim and Latin America revenues would have decreased 12%, 25% and 11%, respectively.

    GROSS PROFIT
    ------------

    Gross profit for 1Q03 decreased to $61,892, or 40.1% of revenues, from $78,944, or 38.1% of revenues for 1Q02. The decrease in gross profit dollars over prior year was due primarily to the decline in revenues while the increase in gross profit percentage was due primarily to cost reduction efforts in the Company's phone services business.

    SG&A EXPENSES
    -------------

    Selling, general and administrative ("SG&A") expenses for 1Q03 were $37,704, or 24.4% of revenues, a decrease of $14,950 over SG&A expenses of $52,654, or 25.4% of revenues for 1Q02. Included in 1Q02 was a special expense of $5,027 primarily attributable to the Company reserving for two accounts receivable from customers who filed for Chapter 11 bankruptcy protection during that quarter. The remaining dollar decrease from 1Q02 to 1Q03 related to the Company's cost reduction efforts worldwide.

    OPERATING TO NET INCOME
    -----------------------

    Operating income for 1Q03 was $24,188, or 15.7% of revenues, compared to $26,290, or 12.7% of revenues in 1Q02.

    If the Company had not incurred the special expense described above, operating income for 1Q02 would have been $31,317, or 15.1% of revenues. The increase in operating income percentage was due primarily to the gross profit improvement in phone services mentioned above.

    Intangibles amortization for 1Q03 was $101 compared to 1Q02 of $0.

    Net interest expense for 1Q03 decreased to $772 from $2,109 for 1Q02 due to reductions in both interest rates and the outstanding debt.


    The tax provision for 1Q03 was $8,613, an effective tax rate of 37.0%, compared to 1Q02 of $8,850, an effective tax rate of 37.0%. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.


    Net income for 1Q03 was $14,665, or 9.5% of revenues, compared to $15,083, or 7.3% of revenues for 1Q02. Excluding the special charge described above in SG&A expenses, net income for 1Q02 would have been $18,250, or 8.8% of revenues. The increase in net income as a percentage of revenue was primarily due to the Company's cost reduction efforts.

    LIQUIDITY AND CAPITAL RESOURCES:

    During 1Q03, free cash flow (cash flow from operating activities less capital expenditures and foreign currency translation adjustments, plus proceeds from stock option exercises) was $23,653 compared to $8,082 for 1Q02. Cash flow from operating activities for 1Q03 and 1Q02 was $19,417 and $6,750, respectively. Reflected as a source of cash flow from operating activities in 1Q03 are decreases in accounts receivable and inventories, offset in part by decreases in accounts payable and accrued liabilities, all generally related to the decline in revenues. In 1Q02, decreases in accounts receivables were a source of cash flow from operating activities, while increases in inventories, other assets and various liabilities were a use of cash flow.


    The Company's debt decreased by $15,193 during 1Q03 as a result of first quarter free cash flow being used to pay down debt. As of the end of 1Q03, the Company had cash and cash equivalents of $15,440, working capital of $144,640 and long-term debt of $62,333.


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

    The Company's total debt at the end of 1Q03 of $63,493 was comprised of $61,800 under the Long Term Revolver and $1,693 of various other loans. The weighted average interest rate on all indebtedness of the Company for 1Q03 and 1Q02 was approximately 2.8% and 6.0%, respectively. The weighted average interest rate on all indebtedness of the Company as the end of 1Q03 was 2.8%. In addition, at the end of 1Q03, the Company had $2,735 of letters of credit outstanding and $115,465 available under the Syndicated Debt.

    Interest on the Syndicated Debt is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company's borrowings are under the Euro-rate option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% (0.75% at the end of 1Q03) on the Euro-dollar rate option and from zero to 0.75% (zero at the end of 1Q03) on the prime rate option. The Syndicated Debt provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.20% to 0.375% (0.20% for the Short Term Revolver and 0.25% for the Long Term Revolver at the end of 1Q03). The Syndicated Debt is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

    The net cash impact of mergers transactions during 1Q03 was $2,749 while capital expenditures, net of disposals, were $273. Capital expenditures for Fiscal 2003 are projected to be approximately $5,000 and will be focused primarily on information systems and facility improvements.

    The Company previously announced its intention to repurchase up to 2.5 million shares of its Common Stock from April 1, 1999 through March 31, 2002. As of March 31, 2002, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. In May 2002, the Company's Board of Directors approved the repurchase of an additional 1 million shares of its Common Stock. During 1Q03, the Company repurchased 89.3 thousand shares for an aggregate purchase price of $3,694. Funding for these stock repurchases came from existing cash flow and borrowings under credit facilities.

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

    The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income. At the end of 1Q03, the open foreign exchange contracts related to intercompany transactions were in Euro, Canadian dollars, Swiss francs, Japanese yen and Australian dollars. These open contracts are valued at approximately $7,564 and will expire in one to two months. The open contracts have contract rates of 0.99 Euro, 1.512 Canadian dollars, 1.48 Swiss francs, 123.79 Japanese yen and 0.56 Australian dollars, all per U.S. dollar.

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

    REVENUE RECOGNITION
    -------------------

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

    ACCOUNTING FOR JUDGMENT AND ESTIMATES
    -------------------------------------

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

    LONG-LIVED ASSETS
    -----------------

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

    RESTRUCTURING
    -------------

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

    NEW ACCOUNTING PRONOUNCEMENTS:

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. The Company adopted the new standard in the first quarter of Fiscal 2003. Its adoption did not have a material effect on the Company's financial statements or results of operations.

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

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At June 30, 2002, the Company had open contacts valued at approximately $7,564 with a fair value of approximately $7,591.

         In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $61,800 of variable rate debt. For the three month periods ended June 30, 2002 and June 30, 2001, an instantaneous 100 basis point increase in the interest rate would reduce the Cmpany's expected earnings in the subsequent three months by $97 and $179, respectively, assuming the Company employed no intervention strategies.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               21.1 Subsidiaries of the Company

         (b) Reports on Form 8-K

Current Report of Form 8-K for the event dated June 24, 2002, covering Item 4 thereof, relating to the appointment of Ernst & Young LLP and dismissal of Arthur Andersen LLP as the Company's independent auditors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BLACK BOX CORPORATION



                                         By: /s/ Anna M. Baird
                                            ------------------------------------
August 14, 2002                          Anna M. Baird, Vice President
                                         Chief Financial Officer, Treasurer,
                                         And Principal Accounting Officer

                                  EXHIBIT INDEX




Exhibit
-------
No.
---

21.1             Subsidiaries of the Company