Form 10-Q
period 2002-09-30
BLACK BOX CORP
filed 2002-11-15
CIK 849547

                                                      Fiscal 2003 Second Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
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

                                  724-746-5500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of November 13, 2002 was 19,435,391 shares.

                          PART I FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                       (Unaudited)
                                                                       September 30,    March 31,
ASSETS                                                                     2002            2002
------                                                                     ----            ----
Current assets:
    Cash and cash equivalents                                           $  12,658       $  13,423
    Accounts receivable, net of allowance for doubtful
        accounts of $8,125 and $8,207, respectively                       109,689         115,969
    Inventories, net                                                       43,459          46,081
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                                           28,634          24,015
    Other current assets                                                   19,828          19,959
                                                                        ---------       ---------
        Total current assets                                              214,268         219,447

Property, plant and equipment, net of accumulated depreciation
    of $42,957 and $38,635, respectively                                   38,775          41,063
Intangibles, net of accumulated amortization of $48,797 and
 $48,578, respectively                                                    392,795         387,286
Other assets                                                                3,682           2,991
                                                                        ---------       ---------
        Total assets                                                    $ 649,520       $ 650,787
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current debt                                                        $     646       $   3,189
    Accounts payable                                                       35,197          34,279
    Billings in excess of costs and estimated earnings
        on uncompleted contracts                                            2,980           4,235
    Other accrued expenses                                                 29,636          31,125
    Accrued income taxes                                                    4,256           3,155
                                                                        ---------       ---------
        Total current liabilities                                          72,715          75,983

Long-term debt                                                             62,402          75,497
Other liabilities                                                           7,474           9,209

Stockholders' equity:
    Preferred stock authorized 5,000,000; par value $1.00;
        none issued and outstanding
    Common stock authorized 100,000,000; par value $.001;
        issued 22,458,664 and 22,351,049, respectively                         22              22
    Additional paid-in capital                                            291,480         287,714
    Retained earnings                                                     341,988         312,288
    Treasury stock, at cost, 2,667,500 and 2,105,000, respectively       (121,070)       (100,355)
    Accumulated other comprehensive income/(loss)                          (5,491)         (9,571)
                                                                        ---------       ---------
        Total stockholders' equity                                        506,929         490,098
                                                                        ---------       ---------
        Total liabilities and stockholders' equity                      $ 649,520       $ 650,787
                                                                        =========       =========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                             Three months ended           Six months ended
                                                September 30,               September 30,
                                                -------------               -------------
                                             2002          2001          2002          2001
                                             ----          ----          ----          ----
Revenues                                   $162,731      $197,072      $317,143      $404,188
  Cost of sales                              99,351       122,041       191,871       250,213
                                           --------      --------      --------      --------
Gross profit                                 63,380        75,031       125,272       153,975
  Selling, general and administrative
    expenses                                 38,613        45,915        76,317        98,569
  Intangibles amortization                      108            25           209            25
                                           --------      --------      --------      --------
Operating income                             24,659        29,091        48,746        55,381
  Interest expense, net                         766         1,876         1,538         3,985
  Other expense/(income), net                    33             5            70           253
                                           --------      --------      --------      --------
Income before income taxes                   23,860        27,210        47,138        51,143
  Provision for income taxes                  8,825        10,068        17,438        18,918
                                           --------      --------      --------      --------
Net income                                 $ 15,035      $ 17,142      $ 29,700      $ 32,225
                                           ========      ========      ========      ========
Basic earnings per common share            $   0.75      $   0.86      $   1.48      $   1.64
                                           ========      ========      ========      ========
Diluted earnings per common share          $   0.74      $   0.83      $   1.44      $   1.56
                                           ========      ========      ========      ========
Weighted average common shares               19,982        19,843        20,118        19,697
                                           ========      ========      ========      ========
Weighted average common and
  common equivalent shares                   20,418        20,762        20,663        20,693
                                           ========      ========      ========      ========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                            Accumulated
                                                                                              Additional       Other
                                            Common Stock          Treasury        Paid-in      Retained    Comprehensive
                                        Shares       Amount         Stock         Capital      Earnings    Income (Loss)    Total
                                        ------       ------         -----         -------      --------    -------------    -----
Balance at March 31, 2001             21,406,367    $    21      ($100,355)      $248,053      $250,246      ($9,014)     $ 388,951

Net income                                    --         --             --             --        62,042           --         62,042
Issuance of common stock                 654,562          1             --         28,070            --           --         28,071
Exercise of options                      290,120         --             --          8,954            --           --          8,954
Tax benefit from exercised options            --         --             --          2,637            --           --          2,637
Change in comprehensive income (loss)         --         --             --             --            --         (557)          (557)
                                      ----------    -------      ---------       --------      --------      -------      ---------
Balance at March 31, 2002             22,351,049         22       (100,355)       287,714       312,288       (9,571)       490,098

Net income                                    --         --             --             --        29,700           --         29,700
Purchase of treasury stock                    --         --        (20,715)            --            --           --        (20,715)
Issuance of common stock                  24,630         --             --          1,001            --           --          1,001
Exercise of options                       82,985         --             --          2,127            --           --          2,115
Tax benefit from exercised options            --         --             --            638            --           --            650
Change in comprehensive income (loss)         --         --             --             --            --        4,080          4,080
                                      ----------    -------      ---------       --------      --------      -------      ---------
Balance at September 30, 2002         22,458,664    $    22      ($121,070)      $291,480      $341,988      ($5,491)     $ 506,929
                                      ==========    =======      =========       ========      ========      =======      =========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                Six months ended
                                                                  September 30,
                                                              2002           2001
                                                            --------       --------
Cash flows from operating activities:
  Net income                                                $ 29,700       $ 32,225
  Adjustments to reconcile net income to cash provided
    by operating activities:
   Intangibles amortization                                      209             25
   Depreciation                                                3,910          4,110
  Changes in working capital items:

   Accounts receivable, net                                    7,617         20,011
   Inventories, net                                            2,764          2,297
   Other current assets                                       (5,938)        (2,989)
   Accounts payable and accrued liabilities                     (426)       (31,290)
                                                            --------       --------
  Cash provided by operating activities                       37,836         24,389
                                                            --------       --------

Cash flows from investing activities:

   Capital expenditures, net of disposals                       (680)        (1,908)
   Merger transactions, net of cash acquired and prior
   merger-related payments                                    (7,289)       (16,453)
                                                            --------       --------
  Cash (used in) investing activities                         (7,969)       (18,361)
                                                            --------       --------

Cash flows from financing activities:

   Revolving credit borrowings, net                          (15,749)        (2,190)
   Proceeds from exercise of options                           2,127          3,436
   Purchase of treasury stock                                (20,715)            --
                                                            --------       --------
  Cash (used in)/provided by financing activities            (34,337)         1,246
                                                            --------       --------

Foreign currency exchange impact on cash flow                  3,705            696
                                                            --------       --------

Increase/(decrease) in cash and cash equivalents                (765)         7,970
Cash and cash equivalents at beginning of period              13,423          6,209
                                                            --------       --------

Cash and cash equivalents at end of period                  $ 12,658       $ 14,179
                                                            ========       ========


Cash paid for interest                                      $  1,589       $  3,769
Cash paid for income taxes                                  $ 16,126       $ 25,919

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


NOTE 1: BASIS OF PRESENTATION

The Financial Statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although Black Box Corporation (the "Company") believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K as filed with the SEC for the fiscal year ended March 31, 2002. The consolidated Balance Sheet as of March 31, 2002 was derived from the audited Balance Sheet included in the most recent Form 10-K.

NOTE 2: FISCAL YEARS AND BASIS OF PRESENTATION

The Company's fiscal year ends on March 31. Its fiscal quarters consist of 13 weeks and end on the Sunday nearest each calendar quarter end. The actual ending date for the period presented as September 30, 2002 was September 29, 2002. The ending dates for all other periods are as presented.

NOTE 3: INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                     SEPTEMBER 30,    MARCH 31,
                         2002           2001
                         ----           ----
Raw materials          $  2,072       $  2,417
Work-in-process               2              5
Finished goods           45,111         47,017
Inventory reserve        (3,726)        (3,358)
                       --------       --------
Inventory, net         $ 43,459       $ 46,081
                       ========       ========


NOTE 4:  FINANCIAL DERIVATIVES

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


At September 30, 2002, the open foreign exchange contracts were in Euro, Canadian dollars, Swiss francs, Japanese yen, and Australian dollars. These open contracts, which equal approximately $7,166 at the contract rates, have a fair value of $7,116 and will expire in two to six months. The open contracts have contract rates of 1.027 Euro, 1.5819 Canadian dollars, 1.49 Swiss francs, 116.59 to 127.73 Japanese yen and 1.79 Australian dollars, all per U.S. dollar.

NOTE 5: COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                       -------------              -------------
                                                     2002         2001         2002         2001
                                                     ----         ----         ----         ----
Net income                                         $15,035      $17,142      $29,700      $32,225
Other comprehensive income:
   Foreign currency translation
     adjustment                                        153        2,074        3,929        1,364
  Unrealized gains on derivatives designated
    and qualified as cash flow hedges                  351           20          151           73
                                                   -------      -------      -------      -------
Comprehensive income                               $15,539      $19,236      $33,780      $33,662
                                                   =======      =======      =======      =======


The components of accumulated other comprehensive income/(loss) consisted of the following:

                                                                         SEPTEMBER 30,   MARCH 31,
                                                                             2002          2002
                                                                             ----          ----
Foreign currency translation adjustment                                    $(5,474)      $(9,403)
Unrealized gains on derivatives designated and qualified as cash flow
  hedges                                                                       (17)         (168)
                                                                           -------       -------
Total accumulated other comprehensive income/(loss)                        $(5,491)      $(9,571)
                                                                           =======       =======

NOTE 6:  EARNINGS PER SHARE

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                            --------------------      --------------------
(Shares in thousands)                                        2002         2001         2002         2001
                                                            -------      -------      -------      -------
Net income for earnings per share computation               $15,035      $17,142      $29,700      $32,225
Basic earnings per common share:
  Weighted average common shares                             19,982       19,843       20,119       19,697
   Basic earnings per common share                          $  0.75      $  0.86      $  1.48      $  1.64
                                                            -------      -------      -------      -------
Diluted earnings per common share:
  Weighted average common shares                             19,982       19,843       20,119       19,697
  Shares issuable from assumed conversion of stock
    options and contingently issuable shares from
    acquisitions (net of tax savings)                           436          919          544          996
  Weighted average common and common equivalent shares
                                                             20,418       20,762       20,663       20,693
   Diluted earnings per common share                        $  0.74      $  0.83      $  1.44      $  1.56
                                                            =======      =======      =======      =======

Excluded from the calculation above are 2,243 thousand shares and 12 thousand shares issuable upon the exercise of outstanding stock options for the three months ended September 30, 2002 and 2001, respectively and 1,423 thousand shares and 12 thousand shares for the six months ended September 30, 2002 and 2001, respectively, as the exercise price of such options was greater than the average market price for those time periods.


NOTE 7: NEW ACCOUNTING STANDARDS

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


NOTE 8 - CHANGES IN BUSINESS

During the six months ended September 30, 2002, the Company successfully completed two business combinations that have been accounted for using the purchase method of accounting, June 2002 - Societe d'Installation de Reseaux Informatiques et Electriques; and July 2002 - EDC Communications Limited and EDC Communications (Ireland) Limited. The aggregate purchase price of these two business combinations was $4,300 and resulted in goodwill of $3,157 and other intangibles of approximately $348 in accordance with SFAS No. 141, "Business Combinations," which the Company adopted during the second quarter of Fiscal 2002. The other intangibles balance consisted of non-compete agreements and backlog. In addition, during the six months ended September 30, 2002, the Company paid approximately $4,000 for obligations related to mergers completed in prior periods.

As of September 30, 2002, all non-compete agreements had an estimated gross value of $1,861 and accumulated amortization of $184. As of September 30, 2002, the backlog intangibles had a gross value of $281 and accumulated amortization of $208. See Note 8, "Intangible Assets".

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


The aggregate purchase price of the above 18 companies including deal costs was approximately $50,500 and resulted in goodwill of $43,900 and other intangibles of approximately $1,800 in accordance with SFAS No. 141, "Business Combinations," which the Company adopted during the second quarter of Fiscal 2002. The other intangibles balance consisted of non-compete agreements and backlog. As of March 31, 2002, the non-compete agreements had an estimated gross value of $1,900 and accumulated amortization of $92. As of March 31, 2002, the backlog intangibles had a gross value of $203 and accumulated amortization of $78.

As of September 30, 2002, certain merger agreements provide for contingent payments of up to $7,762. Upon meeting future operating performance goals, goodwill will be adjusted for the amount of the contingent payments.

The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if the acquired entities had been purchased at the beginning of the stated periods:

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -------------                  -------------
                                                     2002             2001           2002           2001
                                                     ----             ----           ----           ----
Revenues:                     As reported          $ 162,731        $197,072       $317,143       $404,188
                              Mergers-pre BBC             64           8,500          1,721         22,384
                                                   ---------        --------       --------       --------
                              Pro forma            $ 162,795        $205,572       $318,864       $426,572
                                                   =========        ========       ========       ========
Net income:                   As reported          $  15,035        $ 17,142       $ 29,700       $ 32,225
                              % of revenues              9.2%           8.7%           9.4%           8.0%
                              Mergers-pre BBC             (1)          1,037            176          2,637
                              % of revenues               --            12.2%          10.2%          11.8%
                                                   ---------        --------       --------       --------
                              Pro forma            $  15,034        $ 18,179       $ 29,876       $ 34,862
                              % of revenues              9.2%           8.8%           9.4%           8.2%
                                                   =========        ========       ========       ========
Diluted earnings per share:   As reported          $    0.74        $   0.83       $   1.44       $   1.56
                              Pro forma                 0.74            0.88           1.45           1.68
                                                   =========        ========       ========       ========


NOTE 9: INTANGIBLE ASSETS

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


As of September 30, 2002, the Company's trademarks had a gross carrying amount of $35,992 and accumulated amortization of $8,253 and the Company believes this intangible has an indefinite life.

The Company had the following other intangibles as of September 30, 2002:

                              GROSS CARRYING    ACCUMULATED
                                  AMOUNT        AMORTIZATION
                                  ------        ------------
Non-Compete Agreements            $1,861            $184
Acquired Backlog                     281             208
                                  ------            ----
Total                             $2,142            $392
                                  ======            ====

The non-compete agreements and acquired backlog are amortized over their estimated useful lives of 10 years and 1 year, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the three and six months ended September 30, 2002 was $108 and $209, respectively. The estimated amortization expense for each of the five fiscal years subsequent to March 31, 2002 for the non-compete agreements and acquired backlog intangibles is as follows: remainder of 2003-$156; 2004-$186; 2005-$186; 2006-$186; and 2007-$186.

The changes in the carrying amount of goodwill, net of amortization, by reporting segment for the three months ended June 30, 2002 and September 30, 2002, are as follows:

                                                   PHONE        ON-SITE        TOTAL
                                                   -----        -------        -----
Balance as of March 31, 2002                      $60,540      $297,090      $357,630
                                                  -------      --------      --------
Goodwill related to acquisitions and earnout
     payments during period                           191         5,485         5,676
                                                  -------      --------      --------
Balance as of September 30, 2002                  $60,731      $302,575      $363,306
                                                  =======      ========      ========


NOTE 10: TREASURY STOCK

The Company previously announced its intention to repurchase up to 2.5 million shares of its Common Stock from April 1, 1999 through March 31, 2002. As of March 31, 2002, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. In May 2002, the Company's Board of Directors authorized the repurchase of an additional one million shares. During the six months of Fiscal 2003, the Company repurchased
562.5 thousand shares for an aggregate purchase price of $20,715. Funding for these repurchases came from existing cash flow and borrowings under existing credit facilities.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


NOTE 11: INDEBTEDNESS

Long-term debt is as follows:

                              SEPTEMBER 30,    MARCH 31,
                                  2002           2001
                                  ----           ----
Revolving credit agreement      $ 62,000       $ 75,000
Other debt                         1,048          3,686
                                --------       --------
Total debt                        63,048         78,686
Less:  current portion              (646)        (3,189)
                                --------       --------
Long-term debt                  $ 62,402       $ 75,497
                                ========       ========

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

The weighted average interest rate on all indebtedness of the Company as of September 30, 2002 was approximately 2.61%.

NOTE 12: RESTRUCTURING

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of approximately $3,500 primarily related to adjusting staffing levels in its European and Latin American Operations and facility closures in the U.S. Also at March 31, 2002, the Company had an accrual of $584 related to continuing costs of a previously closed facility done at the time of one of its acquisitions. The components of the restructuring accrual at September 30, 2002 are as follows:

                            ACCRUED            CASH             ACCRUED
                         MARCH 31, 2002    EXPENDITURES    SEPTEMBER 30, 2002
                         --------------    ------------    ------------------
Employee Severance           $1,443           $  872             $  571
Facility Closures             1,439              398              1,041
                             ------           ------             ------
Total                        $2,882           $1,270             $1,612
                             ======           ======             ======

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


NOTE 13:  SEGMENT REPORTING

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

The Company evaluates the performance of each segment based on "Worldwide Operating Income." A segment's worldwide operating income is its operating income before amortization. For intercompany transactions, the segment providing the third-party billing reports the revenues and the related profits. Intersegment sales, segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented below.

Summary information by reportable segment is as follows:

                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                     -------------               -------------
ON-SITE SERVICES                  2002          2001          2002          2001
----------------                  ----          ----          ----          ----
Revenues                        $ 98,407      $117,274      $189,265      $238,325
Worldwide operating income        11,658        14,618        23,606        29,533
Depreciation                       1,037         2,070         1,048         2,022
Amortization                          25           209            25           108
Segment assets                   567,179       512,764       567,179       512,764


                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                     -------------               -------------
PHONE SERVICES                    2002          2001          2002          2001
--------------                    ----          ----          ----          ----
Revenues                        $ 64,324      $ 79,798      $127,878      $165,863
Worldwide operating income        13,445        15,030        26,043        32,621
Depreciation                         979         1,112         1,956         2,202
Amortization                          --            --            --            --
Segment assets                   494,300       520,727       494,300       520,727


                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                      SEPTEMBER 30,                SEPTEMBER 30,
                                      -------------                -------------
OTHER                             2002           2001           2002           2001
-----                             ----           ----           ----           ----
Revenues                        $     --       $     --       $     --       $     --
Worldwide operating income          (336)          (532)          (694)        (1,156)
Depreciation                         (59)           (57)          (116)          (114)
Amortization                          --             --             --             --
Segment assets                    29,036         28,744         29,036         28,744


The following reconciles certain reportable segment data and the corresponding consolidated amounts:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                        -------------               -------------
REVENUE                                              2002          2001          2002           2001
-------                                              ----          ----          ----           ----
Total revenues for phone and on-site segments      $162,731      $197,072      $317,443      $ 404,188
Other revenues                                           --            --            --             --
                                                   --------      --------      --------      ---------
Total consolidated revenues                        $162,731      $197,072      $317,443      $ 404,188
                                                   ========      ========      ========      =========

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
WORLDWIDE OPERATING                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -------------                 -------------
INCOME/OPERATING INCOME                               2002           2001           2002           2001
-----------------------                               ----           ----           ----           ----
Total worldwide operating income for phone and
  on-site segments                                  $ 25,103       $ 29,648       $ 49,649       $ 56,562
Other worldwide operating income                        (336)          (532)          (694)        (1,156)
                                                    --------       --------       --------       --------
Total consolidated worldwide operating income
                                                      24,767         29,116         48,955         55,406
Amortization expense                                     108             25            209             25
                                                    --------       --------       --------       --------
Total operating income                              $ 24,659       $ 29,091       $ 48,746       $ 55,381
                                                    ========       ========       ========       ========

On-Site Services worldwide operating income for the six months ended September 30, 2001 was reduced by a special operating expense of approximately $5,000 related primarily to the reserve of two receivables from on-site customers who filed for bankruptcy protection in that quarter.

                                              SEPTEMBER 30,             MARCH 31,
                                              -------------             ---------
ASSETS                                            2002                    2002
------                                            ----                    ----
Total assets for phone and on-site segments      $ 1,016,479           $ 1,016,073
Other assets                                          29,036                28,874
Corporate eliminations                              (395,995)             (394,160)
                                                 -----------           -----------
Total consolidated assets                        $   649,520           $   650,787
                                                 ===========           ===========

Management is also presented with and reviews information about its geographic areas. The following geographical information is presented:

                      THREE MONTHS ENDED           SIX MONTHS ENDED
                         SEPTEMBER 30,              SEPTEMBER 30,
                         -------------              -------------
REVENUES              2002          2001          2002          2001
--------              ----          ----          ----          ----
North America       $114,188      $145,534      $221,471      $299,654
Europe                38,373        37,739        74,390        76,809
Pacific Rim            6,744         8,459        13,247        17,160
Latin America          3,427         5,340         8,035        10,565
                    --------      --------      --------      --------
Total revenues      $162,731      $197,072      $317,143      $404,188
                    ========      ========      ========      ========

                             SEPTEMBER 30,     MARCH 31,
ASSETS                           2002            2002
------                           ----            ----
North America                  $514,269        $513,008
Europe                          111,477         111,584
Pacific Rim                      10,583          11,653
Latin America                    13,191          14,542
                               --------        --------
Total consolidated assets      $649,520        $650,787
                               ========        ========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

GENERAL:

The table below should be read in conjunction with the following discussion.

                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                SEPTEMBER 30,                 SEPTEMBER 30,
                                -------------                 -------------
                             2002           2001           2002           2001
                            (2Q03)         (2Q02)        (2Q03YTD)      (2Q02YTD)
                            ------         ------        ---------      ---------
Total Revenues             $162,731       $197,072       $317,143       $404,188
                           --------       --------       --------       --------
Percentage of Total:
    On-Site Services
        North America            49%            52%            49%            53%
        International            11              8             11              6
                           --------       --------       --------       --------
    Subtotal On-Site             60             60             60             59
                           --------       --------       --------       --------
    Phone Services
        North America            21             21             21             22
        International            19             19             19             19
                           --------       --------       --------       --------
    Subtotal Phone               40             40             40             41
                           --------       --------       --------       --------
    Total                       100%           100%           100%           100%
                           ========       ========       ========       ========

      SECOND QUARTER FISCAL 2003 (2Q03) COMPARED TO SECOND QUARTER FISCAL 2002
      (2Q02):

      TOTAL REVENUES

      Total revenues for 2Q03 were $162,731, a decrease of 17% compared to 2Q02 total revenues of $197,072. If exchange rates had remained constant from the second quarter last year, 2Q03 total revenues would have been $3,647 less.

      ON-SITE SERVICES REVENUES

      Revenues from on-site services were $98,407 for 2Q03 compared to $117,274 for 2Q02. Included in 2Q03 is approximately $3,936 of revenues from mergers completed after 2Q02. Overall, the on-site services revenue decline was due to weak general economic conditions that affected customer demand offset in part by the Company's continued geographic expansion by merger of its on-site technical services capabilities.

      North America on-site services revenues were $79,987 for 2Q03 compared to $103,318 for 2Q02. The decrease in North America on-site services revenues was due to the economic conditions described above.

      International on-site services revenues increased 32% to $18,420 for 2Q03 from $13,956 for 2Q02. The growth of International on-site services revenues was driven by the Company's continued geographic expansion of its technical services capabilities and deeper penetration in existing markets.

      PHONE SERVICES REVENUES

      Revenues from the Company's phone services business for 2Q03 were $64,324 compared to $79,798 for 2Q02. Phone services revenues from North America decreased to $34,201 for 2Q03 from $42,216 for 2Q02 while International phone services revenues decreased to $30,123 for 2Q03 from $37,582 for 2Q02. The decline in North America and International phone services revenues was driven by the general economic downturn.

      REVENUES BY GEOGRAPHY

      Reported revenue dollar and percentage changes over prior year's second quarter by geographic region were as follows: North America revenues decreased $31,346, or 22%, to $114,188; Europe revenues increased $633, or 2%, to $38,372; Pacific Rim revenues decreased $1,715, or 20%, to $6,503; and Latin American revenues decreased $1,913, or 36%, to $3,427. If the exchange rate relative to the U.S. dollar had remained unchanged from 2Q02, the European, Pacific Rim and Latin America revenues would have decreased 8%, 22% and 35%, respectively.

      GROSS PROFIT

      Gross profit for 2Q03 decreased to $63,380, or 38.9% of revenues, from $75,031, or 38.1% of revenues for 2Q02. The decrease in gross profit dollars over prior year was due primarily to the decline in revenues while the increase in gross profit percentage was due primarily to cost reduction efforts in the Company's phone services business.

      SG&A EXPENSES

      Selling, general and administrative ("SG&A") expenses for 2Q03 were $38,613, or 23.7% of revenues, a decrease of $7,302 over SG&A expenses of $45,915, or 23.3% of revenues for 2Q02. The dollar decrease from 2Q02 to 2Q03 related to the Company's cost reduction efforts worldwide.

      OPERATING TO NET INCOME

      Operating income before intangibles amortization for 2Q03 was $24,767, or 15.2% of revenues, compared to $29,116, or 14.8% of revenues in 2Q02.

      The increase in operating income percentage was due primarily to the gross profit improvement in phone services mentioned above.

      Intangibles amortization for 2Q03 was $108 compared to 2Q02 of $25.

      Net interest expense for 2Q03 decreased to $766 from $1,876 for 2Q02 due to reductions in both interest rates and the outstanding debt.

      The tax provision for 2Q03 was $8,825, an effective tax rate of 37.0%, compared to 2Q02 of $10,068, an effective tax rate of 37.0%. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

      Net income for 2Q03 was $15,035, or 9.2% of revenues, compared to $17,142, or 8.7% of revenues for 2Q02. The increase in net income as a percentage of revenue was primarily due to the Company's cost reduction efforts.

      FIRST HALF FISCAL 2003 (2Q03YTD) COMPARED TO FIRST HALF FISCAL 2002 (2Q02YTD):

      TOTAL REVENUES

      Total revenues for 2Q03YTD were $317,143, a decrease of 22% compared to 2Q02YTD total revenues of $404,188. If exchange rates had remained constant from the same periods last year, 2Q03 total revenues would have been $5,161 less.

      ON-SITE SERVICES REVENUES

      Revenues from on-site services were $189,265 for 2Q03YTD compared to $238,325 for 2Q02YTD. Included in 2Q03YTD is approximately $6,775 of revenues from mergers completed after 2Q02. Overall, the on-site services revenue decline was due to weak general economic conditions that affected customer demand offset in part by the Company's continued geographic expansion by merger of its on-site technical services capabilities.

      North America on-site services revenues were $153,869 for 2Q03YTD compared to $212,607 for 2Q02YTD. The decrease in North America on-site services revenues was due to the economic conditions described above.

      International on-site services revenues increased 38% to $35,396 for 2Q03YTD from $25,718 for 2Q02YTD. The growth of International on-site services revenues was driven by the Company's continued geographic expansion of its technical services capabilities and deeper penetration in existing markets.

      PHONE SERVICES REVENUES

      Revenues from the Company's phone services business for 2Q03YTD were $127,878 compared to $165,863 for 2Q02YTD. Phone services revenues from North America decreased to $67,602 for 2Q03YTD from $87,047 for 2Q02YTD while International phone services revenues decreased to $60,276 for 2Q03YTD from $78,816 for 2Q02YTD. The decline in North America and International phone services revenues was driven by the general economic downturn.

      REVENUES BY GEOGRAPHY

      Reported revenue dollar and percentage changes over prior year's first half by geographic region were as follows: North America revenues decreased $78,183, or 26%, to $221,471; Europe revenues decreased $2,419, or 3%, to $74,390; Pacific Rim revenues decreased $3,913, or 23%, to $13,247; and Latin American revenues decreased $2,530, or 24%, to $8,035. If the exchange rate relative to the U.S. dollar had remained unchanged from prior year, the European, Pacific Rim and Latin America revenues would have decreased 10%, 24% and 23%, respectively.

      GROSS PROFIT

      Gross profit for 2Q03YTD decreased to $125,272, or 39.5% of revenues, from $153,975, or 38.1% of revenues for 2Q02YTD. The decrease in gross profit dollars over prior year was due primarily to the decline in revenues while the increase in gross profit percentage was due primarily to cost reduction efforts in the Company's phone services business.

      SG&A EXPENSES

      Selling, general and administrative ("SG&A") expenses for 2Q03YTD were $76,317, or 24.1% of revenues, a decrease of $22,252 over SG&A expenses of $98,569, or 24.4% of revenues for 2Q02YTD. Included in prior year's first half was a special expense of $5,027 primarily attributable to the Company reserving for two accounts receivable from customers who filed for Chapter 11 bankruptcy protection during 1Q02. The remaining dollar decrease from 2Q02YTD to 2Q03YTD related to the Company's cost reduction efforts worldwide.

      OPERATING TO NET INCOME

      Operating income before intangibles amortization for 2Q03YTD was $48,955, or 15.4% of revenues, compared to $55,406, or 13.7% of revenues in 2Q02YTD.

      If the Company had not incurred the special expense described above, operating income for 2Q02YTD would have been $60,433, or 15.0% of revenues. The increase in operating income percentage was due primarily to the gross profit improvement in phone services mentioned above.

      Intangibles amortization for 2Q03YTD was $209 compared to 2Q02YTD of $25.

      Net interest expense for 2Q03YTD decreased to $1,538 from $3,985 for 2Q02YTD due to reductions in both interest rates and the outstanding debt.

      The tax provision for 2Q03YTD was $17,438, an effective tax rate of 37.0%, compared to 2Q02YTD of $18,918, an effective tax rate of 37.0%. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

      Net income for 2Q03YTD was $29,700, or 9.4% of revenues, compared to $32,225, or 8.0% of revenues for 2Q02YTD. Excluding the special charge described above in SG&A expenses, net income for 2Q02YTD would have been $35,392, or 8.8% of revenues. The increase in net income as a percentage of revenue was primarily due to the Company's cost reduction efforts.

      LIQUIDITY AND CAPITAL RESOURCES:

      During 2Q03, free cash flow (cash flow from operating activities less capital expenditures and foreign currency translation adjustments, plus proceeds from stock option exercises) was $19,334 compared to $18,531 for 2Q02. Cash flow from operating activities for 2Q03 and 2Q02 was $17,870 and $17,639, respectively. Reflected as a source of cash flow from operating activities in 2Q03 are decreases in accounts receivable and inventories plus increases in accounts payable and accrued liabilities, offset in part by decreases in other current assets, all generally related to the decline in revenues. In 2Q02, decreases in accounts receivables, inventories and other current assets were a source of cash flow from operating activities, while decreases in various liabilities were a use of cash flow.

      For 2Q03YTD, free cash flow was $42,988 compared to $26,613 for 2Q02YTD. Cash flow from operating activities for 2Q03YTD and 2Q02YTD was $37,198 and $24,389, respectively. Reflected as a source of cash flow from operating activities during 2Q03YTD are decreases in accounts receivable and inventories, offset in part by decreases in other current assets and accounts payable and accrued liabilities, all generally related to the decline in revenues. For 2Q02YTD, decreases in accounts receivables, inventories and other current assets were a source of cash flow from operating activities, while decreases in various liabilities were a use of cash flow.

      During 2Q03, the Company's debt decreased by only $445 from 1Q03 as second quarter free cash flow was primarily used for repurchases of the Company's stock. For the six months, debt decreased by $15,638 from March 31, 2002. As of the end of 2Q03, the Company had cash and cash equivalents of $12,658, working capital of $141,553 and long-term debt of $62,402.

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

      The Company's total debt at the end of 2Q03 of $63,048 was comprised of $62,000 under the Long Term Revolver and $1,048 of various other loans. The weighted average interest rate on all indebtedness of the Company for 2Q03 and 2Q02 was approximately 2.67% and 4.90%, respectively. The weighted average interest rate on all indebtedness of the Company as the end of 2Q03 was 2.61%. In addition, at the end of 2Q03, the Company had $928 of letters of credit outstanding and $117,072 available under the Syndicated Debt.

      Interest on the Syndicated Debt is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company's borrowings are under the Euro-rate option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% (0.75% at the end of 2Q03) on the Euro-dollar rate option and from zero to 0.75% (zero at the end of 2Q03) on the prime rate option. The Syndicated Debt provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.20% to 0.375% (0.20% for the Short Term Revolver and 0.25% for the Long Term Revolver at the end of 2Q03). The Syndicated Debt is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

      The net cash impact of merger transactions and prior merger-related payments during 2Q03YTD was $7,289 while capital expenditures, net of disposals, were $680. Capital expenditures for Fiscal 2003 are projected to be approximately $5,000 and will be focused primarily on information systems and facility improvements.

      The Company previously announced its intention to repurchase up to 2.5 million shares of its Common Stock from April 1, 1999 through March 31, 2002. As of March 31, 2002, the Company had repurchased 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. In May 2002, the Company's Board of Directors approved the repurchase of an additional 1 million shares of its Common Stock. During 1Q03 and 2Q03, the Company repurchased 89.3 thousand and 473.2 thousand shares, respectively, for an aggregate purchase price of $20,715. Funding for these repurchases came from existing cash flow and borrowings under credit facilities.

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

      The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income. At the end of 2Q03, the open foreign exchange contracts related to intercompany transactions were in Euro, Canadian dollars, Swiss francs, Japanese yen and Australian dollars. These open contracts are valued at approximately $7,166 and will expire in two to six months. The open contracts have contract rates of 1.027 Euro,
      1.5819 Canadian dollars, 1.49 Swiss francs, 121.12 Japanese yen and 1.79 Australian dollars, all per U.S. dollar.

      The Company believes that its cash flow from operations and its existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.

      INTANGIBLE ASSETS:

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," adopted by the Company on April 1, 2001, the Company evaluates its intangible assets for impairment during the third quarter of each fiscal year, with any resulting impairment reflected as an operating expense. Accordingly, the Company will conduct such evaluation during its third quarter Fiscal 2003. Its intangible assets were initially evaluated for impairment as of April 1, 2001 and then again as of September 30, 2001 by comparing the fair value of each reporting unit to its carrying value, and no impairment existed. During the third quarter of each future fiscal year, the Company will evaluate the intangible assets for impairment

      CRITICAL ACCOUNTING POLICIES:

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

      In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. The application of SFAS No. 145 did not have a material effect on the Company's financials statements or results of operations.

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

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. At September 30, 2002, the Company had open contacts, which equal approximately $7,166 at the contract rates, with a fair value of approximately $7,116.

      In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $62,000 of variable rate debt. For the three-month periods ended September 30, 2002 and 2001, an instantaneous 100 basis point increase in the interest rate would reduce the company's expected net income in the subsequent three months by $98 and $201, respectively, assuming the Company employed no intervention strategies.

      ITEM 4 - CONTROLS AND PROCEDURES

      Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15, 2002, the Company's stockholders voted on the following six matters at the Company's annual meeting of the stockholders: (i) the election of directors; (ii) the amendment to the 1992 Stock Option Plan to extend such plan's expiration date; (iii) the amendment to the 1992 Director Stock Option Plan to extend such plan's expiration date; (iv) the amendment to the 1992 Stock Option Plan to increase the number of shares authorized; (v) the amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized; and (vi) the ratification of the appointment of Ernest & Young LLP as independent public accountants for the fiscal year ending March 31, 2003.

Each of the Company's nominees for director was re-elected at the annual meeting by the following vote:

                         Shares        Shares         Shares        Broker
                       Voted For      Withheld      Abstaining     Non-Votes
                       ---------      --------      ----------     ---------
William F. Andrews     18,451,982      250,111           0             0
Thomas G. Greig        18,451,984      250,109           0             0
William R. Newlin      18,299,218      402,875           0             0
Brian D. Young         18,426,713      275,380           0             0
Fred C. Young          18,379,019      323,074           0             0

The amendment to the 1992 Stock Option Plan to extend the expiration date was approved by the following vote:

  Shares                     Shares Voted                    Shares                       Broker
Voted For                       Against                    Abstaining                    Non-Votes
---------                       -------                    ----------                    ---------
14,348,671                     4,311,839                     41,583                          0

The amendment to the 1992 Director Stock Option Plan to extend the expiration date was approved by the following vote:

  Shares                     Shares Voted                    Shares                       Broker
Voted For                       Against                    Abstaining                    Non-Votes
---------                       -------                    ----------                    ---------
15,744,291                     2,916,262                     41,540                          0

The amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan was approved by the following vote:

  Shares                     Shares Voted                    Shares                       Broker
Voted For                       Against                    Abstaining                    Non-Votes
---------                       -------                    ----------                    ---------
11,197,043                     7,463,314                     41,735                          1

The amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized:

  Shares                     Shares Voted                    Shares                       Broker
Voted For                       Against                    Abstaining                    Non-Votes
---------                       -------                    ----------                    ---------
12,679,263                     5,979,694                     43,135                          1

The appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending March 31, 2003 was approved by the following vote:

  Shares                     Shares Voted                    Shares                       Broker
Voted For                       Against                    Abstaining                    Non-Votes
---------                       -------                    ----------                    ---------
18,396,910                      285,589                      19,593                          1

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                  10.1  1992 Stock Option Plan, as amended through August 15,
                        2002.

                  10.2 1992 Director Stock Option Plan, as amended through August 15, 2002.

                  21.1  Subsidiaries of the Company

                  99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            Current report on Form 8-K for the event dated August 14, 2002 reporting under Item 9 that the certifications required by 18 U.S.C.
            Section 1350 accompanied the Company's Form 10-Q for the quarter ended June 30, 2002, which was filed with the Securities and Exchange Commission on such date.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BLACK BOX CORPORATION



                                       By:
                                           ------------------------------------
November 14, 2002                          Anna M. Baird
                                           Chief Financial Officer, Treasurer,
                                           and Principal Accounting Officer

                                 CERTIFICATIONS

I, Fred C. Young, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Black Box Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ Fred C. Young
-------------------------------------
Fred C. Young
Chief Executive Officer



I, Anna M. Baird, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Black Box Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ Anna M. Baird
-------------------------------------
Anna M. Baird
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.
-------
   10.1        1992 Stock Option Plan, as amended through August 15, 2002.

   10.2        1992 Director Stock Option Plan, as amended through August 15,
               2002.

   21.1        Subsidiaries of the Company

   99.1        Certification of the Chief Executive Officer and Chief Financial
               Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.