Form 10-Q
period 2002-12-29
BLACK BOX CORP
filed 2003-02-12
CIK 849547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED DECEMBER
                      29, 2002 COMMISSION FILE NO. 0-18706


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
                                   YES   X                 NO
                                       -----                  ------

Indicate by check mark whether the registrant is an accelerated filer (as defined In Rule 12b-2 of the Exchange Act).
                                   YES   X                 NO
                                       -----                  ------

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of February 10, 2003 was 19,304,414 shares.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                            (Unaudited)
                                                                            December 29,       March 31,
                                                                               2002              2002
                                                                             ---------         ---------
ASSETS
Current assets:
       Cash and cash equivalents                                             $  13,447         $  13,423
       Accounts receivable, net of allowance for doubtful
           accounts of $8,409 and $8,207, respectively                         110,577           115,969
       Inventories, net                                                         44,991            46,081
       Costs and estimated earnings in excess of billings
           on uncompleted contracts                                             20,431            24,015
       Other current assets                                                     17,875            19,959
                                                                             ---------         ---------
               Total current assets                                            207,321           219,447

Property, plant and equipment, net of accumulated depreciation
       of $44,682 and $38,635, respectively                                     36,994            41,063
Intangibles, net of accumulated amortization of $48,936 and
       $48,578, respectively                                                   397,675           387,286
Other assets                                                                     3,113             2,991
                                                                             ---------         ---------
               Total assets                                                  $ 645,103         $ 650,787
                                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current debt                                                          $   1,761         $   3,189
       Accounts payable                                                         31,122            34,279
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                              4,097             4,235
       Other accrued expenses                                                   32,625            31,125
       Accrued income taxes                                                      3,967             3,155
                                                                             ---------         ---------
               Total current liabilities                                        73,572            75,983

Long-term debt                                                                  51,469            75,497
Other liabilities                                                                7,365             9,209

Stockholders' equity:
       Preferred stock authorized 5,000,000; par value $1.00;
           none issued and outstanding
       Common stock authorized 100,000,000; par value $.001;
           issued 22,571,914 and 22,351,049, respectively                           23                22
       Additional paid-in capital                                              294,357           287,714
       Retained earnings                                                       355,790           312,288
       Treasury stock, at cost, 3,067,500 and 2,105,000, respectively         (138,208)         (100,355)
       Accumulated other comprehensive income/(loss)                               735            (9,571)
                                                                             ---------         ---------
               Total stockholders' equity                                      512,697           490,098
                                                                             ---------         ---------
               Total liabilities and stockholders' equity                    $ 645,103         $ 650,787
                                                                             =========         =========


                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                        Three months ended                       Nine months ended
                                                   December 29,       December 31,        December 29,        December 31,
                                                      2002                2001                2002                2001
                                                    --------            --------            --------            --------
Revenues                                            $153,062            $179,241            $470,205            $583,429
     Cost of sales                                    92,423             108,397             284,294             358,610
                                                    --------            --------            --------            --------
Gross profit                                          60,639              70,844             185,911             224,819

     Selling, general and administrative
         expenses                                     37,471              42,604             113,788             141,173
     Intangibles amortization                             96                  82                 305                 107
                                                    --------            --------            --------            --------
Operating income                                      23,072              28,158              71,818              83,539

     Interest expense, net                               671               1,382               2,209               5,367
     Other expense/(income), net                          44                   2                 114                 255
                                                    --------            --------            --------            --------
Income before income taxes                            22,357              26,774              69,495              77,917

     Provision for income taxes                        7,580               9,905              25,018              28,823
                                                    --------            --------            --------            --------
Net income                                          $ 14,777            $ 16,869            $ 44,477            $ 49,094
                                                    ========            ========            ========            ========


Basic earnings per common share                     $   0.75            $   0.84            $   2.23            $   2.48
                                                    ========            ========            ========            ========

Diluted earnings per common share                   $   0.73            $   0.81            $   2.17            $   2.36
                                                    ========            ========            ========            ========

Weighted average common shares                        19,596              20,007              19,937              19,816
                                                    ========            ========            ========            ========

Weighted average common and
     common equivalent shares                         20,225              20,955              20,513              20,793
                                                    ========            ========            ========            ========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                        Accumulated
                                      Common Stock                          Additional                    Other
                               --------------------------      Treasury       Paid-in      Retained    Comprehensive
                                  Shares        Amount          Stock         Capital      Earnings    Income (Loss)      Total
                               -----------    -----------    -----------    -----------   -----------   -----------    -----------
Balance at March 31, 2001       21,406,367    $        21    $  (100,355)   $   248,053   $   250,246   $    (9,014)   $   388,951

Net income                            --             --             --             --          62,042          --           62,042
Issuance of common stock           654,562              1           --           28,070          --            --           28,071
Exercise of options                290,120           --             --            8,954          --            --            8,954
Tax benefit from exercised
  options                             --             --             --            2,637          --            --            2,637
Change in comprehensive loss          --             --             --             --            --            (557)          (557)
                               -----------    -----------    -----------    -----------   -----------   -----------    -----------

Balance at March 31, 2002       22,351,049             22       (100,355)       287,714       312,288        (9,571)       490,098

Net income                            --             --             --             --          44,477          --           44,477
Dividend Declared                                                                               (975)          --             (975)
Purchase of treasury stock            --             --          (37,853)          --            --            --          (37,853)
Issuance of common stock            24,630              1           --            1,001          --            --            1,002
Exercise of options                196,235           --             --            4,366          --            --            4,366
Tax benefit from exercised
  options                             --             --             --            1,276          --            --            1,276
Change in comprehensive
  income                              --             --             --             --            --          10,306         10,306
                               -----------    -----------    -----------    -----------   -----------   -----------    -----------

Balance at December 29, 2002    22,571,914    $        23    $  (138,208)   $   294,357   $   355,790   $       735    $   512,697
                               ===========    ===========    ===========    ===========   ===========   ===========    ===========

                 See Notes to Consolidated Financial Statements

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                           Nine months ended
                                                                      December 29,     December 31,
                                                                          2002            2001
                                                                      ------------     ------------
Cash flows from operating activities:
       Net income                                                      $ 44,477         $ 49,094
       Adjustments to reconcile net income to cash provided
         by operating activities:
            Intangibles amortization                                        305              107
            Depreciation                                                  5,747            6,140
       Changes in working capital items:
            Accounts receivable, net                                      6,729           44,208
            Inventories, net                                              1,232            3,514
            Other current assets                                          6,090             (247)
            Accounts payable and accrued liabilities                     (2,221)         (52,479)
                                                                       --------         --------
       Cash provided by operating activities                             62,359           50,337
                                                                       --------         --------

Cash flows from investing activities:
            Capital expenditures, net of disposals                         (706)          (1,937)
            Merger transactions, net of cash acquired and prior
              merger-related payments                                    (7,561)         (18,910)
                                                                       --------         --------
       Cash used in investing activities                                 (8,267)         (20,847)
                                                                       --------         --------

Cash flows from financing activities:
            Revolving credit borrowings, net                            (25,567)         (26,930)
            Proceeds from exercise of options                             4,366            7,498
            Purchase of treasury stock                                  (37,853)            --
                                                                       --------         --------
       Cash used in financing activities                                (59,054)         (19,432)
                                                                       --------         --------

Foreign currency exchange impact on cash flow                             4,986             (394)
                                                                       --------         --------

Increase in cash and cash equivalents                                        24            9,664
Cash and cash equivalents at beginning of period                         13,423            6,209
                                                                       --------         --------

Cash and cash equivalents at end of period                             $ 13,447         $ 15,873
                                                                       ========         ========


Cash paid for interest                                                 $  2,212         $  5,295
Cash paid for income taxes                                             $ 23,472         $ 35,726



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


NOTE 2:  FISCAL YEARS AND BASIS OF PRESENTATION

The Company's fiscal year ends on March 31. Its fiscal quarters consist of 13 weeks and, beginning in Fiscal 2003, end on the Sunday nearest each calendar quarter end. The actual ending date for the period presented as December 31, 2002 was December 29, 2002. The ending dates for all other periods are as presented.


NOTE 3:  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                               DECEMBER 31,        MARCH 31,
                                                  2002               2002
         ===================================================================
         Raw materials                           $ 2,025           $ 2,417
         Work-in-process                               1                 5
         Finished goods                           46,792            47,017
         Inventory reserve                        (3,827)           (3,358)
         -------------------------------------------------------------------
         Inventory, net                          $44,991           $ 46,081
         ===================================================================


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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)




At December 31, 2002, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollars, Swiss francs, Japanese yen and Australian dollars. These open contracts are valued at approximately $27,014 and will expire in one to six months. The open contracts have an average contract rate of 1.01 Euro,
0.6474 Pound sterling, 1.5754 Canadian dollars, 1.494 Swiss francs, 121.35 Japanese yen and 1.83 Australian dollars, all per U.S. dollar.


NOTE 5:  COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               DECEMBER 31,                     DECEMBER 31,
                                                        ------------------------------------------------------------
                                                          2002             2001             2002            2001
====================================================================================================================
Net income                                               $14,777          $16,869          $44,477          $49,094
Other comprehensive income:
   Foreign currency translation
     adjustment                                            6,538           (1,125)          10,467              239
   Unrealized gains (losses) on derivatives
     designated and qualified as cash flow
     hedges                                                 (312)            (101)            (161)             (28)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                     $21,003          $15,643          $54,783          $49,305
===================================================================================================================


The components of accumulated other comprehensive income/(loss) consisted of the following:

                                                                              DECEMBER 31,           MARCH 31,
                                                                                  2002                  2002
===================================================================================================================
Foreign currency translation adjustment                                          $1,064               $(9,403)
Unrealized gains on derivatives designated and qualified as cash flow
  hedges                                                                           (329)                 (168)
-------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income/(loss)                              $  735               $(9,571)
===================================================================================================================

NOTE 6:  EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding, plus the dilutive effect of options (using the treasury stock method) and contingently issuable shares. The following table details this calculation:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)




                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      DECEMBER 31,                  DECEMBER 31,
                                                               ------------------------------------------------------
(Shares in thousands)                                              2002           2001          2002           2001
=====================================================================================================================
Net income for earnings per share computation                    $14,777        $16,869        $44,477        $49,094
Basic earnings per common share:
  Weighted average common shares                                  19,596         20,007         19,816
                                                                                                               19,937
   Basic earnings per common share                               $  0.75        $  0.84        $  2.23        $  2.48
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
  Weighted average common shares                                  19,596         20,007         19,937         19,816
  Shares issuable from assumed conversion of stock
    options and contingently issuable shares from
    acquisitions (net of tax savings)                                629            948            576            977
                                                                 ----------------------------------------------------
  Weighted average common and common equivalent shares
                                                                  20,225         20,955         20,513         20,793
   Diluted earnings per common share                             $  0.73        $  0.81        $  2.17        $  2.36
=====================================================================================================================

Excluded from the calculation above are 814,064 shares and 11,936 shares issuable upon the exercise of outstanding stock options for the three months ended December 31, 2002 and 2001, respectively and 1,452,134 shares and 11,936 shares for the nine months ended December 31, 2002 and 2001, respectively, as the exercise price of such options was greater than the average market price for those time periods.


NOTE 7:  NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This SFAS retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of Fiscal 2003. Its adoption did not have a material effect on the Company's financial statements or results of operations.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. The SFAS updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for years beginning after May 15, 2002. The application of SFAS No. 145 did not have a material effect on the Company's financial statements or results of operations.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements or results of operations.

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28 "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company continues to apply Opinion No 25 in accounting for stock-based compensation. SFAS No. 148 amendments of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002 and will be included in the Company's Form 10-K for Fiscal 2003.

NOTE 8 - CHANGES IN BUSINESS

During the nine months ended December 31, 2002, the Company successfully completed two business combinations that have been accounted for using the purchase method of accounting, June 2002 - Societe d'Installation de Reseaux Informatiques et Electriques; and July 2002 - EDC Communications Limited and EDC Communications (Ireland) Limited. The aggregate purchase price of these two business combinations was $4,300 and resulted in goodwill of $3,157 and other intangibles of approximately $348 in accordance with SFAS No. 141, "Business Combinations," which the Company adopted during the third quarter of Fiscal 2002. The other intangibles balance consisted of non-compete agreements and backlog. In addition, during the nine months ended December 31, 2002, the Company paid approximately $4,000 for obligations related to mergers completed in prior periods.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


As of December 31, 2002, all non-compete agreements had an estimated gross value of $1,861 and accumulated amortization of $235. As of December 31, 2002, the backlog intangibles had a gross value of $281 and accumulated amortization of $256. See Note 9, "Intangible Assets."

During Fiscal 2002, the Company successfully completed 18 business combinations that have been accounted for using the purchase method of accounting: April 2001
- Haddad Electronic Supply, Inc., FBS Communications, L.P. and Integrated Cabling Systems, Inc.; May 2001 - Computer Cables and Accessories Ltd; June 2001
- Vivid Communications, Inc. and DESIGNet, Inc; July 2001 - J.C. Informatica Integral S.A. de C.V., Consultoria en Redes S.A. de C.V. and SIC Comunicaciones S.A. de C.V. (together "Grupo Gresco"); August 2001 - LJL Telephone and Communication, Inc., AB Lofamatic and Optech Fibres Ltd.; December 2001 - GCS Network Services Ltd. and Di.el. Distribuzioni Elettroniche S.r.l.; October 2001
- Lanetwork Sales Ltd; January 2002 - Trend Communications, TW Netzwerkservice GmbH, TeleFuture Communications Ltd., and Netzwerke Kabelsystem GmbH; and March 2002 - TeleAce Communication PTE Ltd. In connection with the above 18 business combinations, the Company issued an aggregate of 510,000 shares of its common stock and used approximately $21,000 in cash to acquire all of the outstanding shares of the above 18 companies.

The aggregate purchase price of the above 18 companies including deal costs was approximately $50,500 and resulted in goodwill of $43,900 and other intangibles of approximately $1,800 in accordance with SFAS No. 141, "Business Combinations," which the Company adopted during the third quarter of Fiscal 2002. The other intangibles balance consisted of non-compete agreements and backlog. As of March 31, 2002, the non-compete agreements had an estimated gross value of $1,900 and accumulated amortization of $92. As of March 31, 2002, the backlog intangibles had a gross value of $203 and accumulated amortization of $78.

As of December 31, 2002, certain merger agreements provide for contingent payments of up to $5,192. Upon meeting future operating performance goals, goodwill will be adjusted for the amount of the contingent payments.

The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if the acquired entities had been purchased at the beginning of the stated periods:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                DECEMBER 31,                   DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                            2002            2001           2002            2001
====================================================================================================================
Revenues:                     As reported                 $153,062        $179,241       $470,205       $583,429
                              Mergers-pre BBC                --              5,777          1,721         28,161
                                                       ---------------- -------------- -------------- ---------------
                              Pro forma                   $153,062        $185,018       $471,926       $611,590
----------------------------- ------------------------ ---------------- -------------- -------------- ---------------
Net income:                   As reported                 $ 14,777        $ 16,869       $ 44,477       $ 49,094
                              % of revenues                    9.7%            9.4%           9.5%           8.4%
                              Mergers-pre BBC                  --              775            178          3,410
                              % of revenues                    --             13.4%         10.3%           12.1%
                                                       --------------------------------------------------------------
                              Pro forma                   $ 14,777        $ 17,644       $ 44,655       $ 52,504
                              % of revenues                    9.7%            9.5%           9.5%           8.6%
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:   As reported                 $   0.73        $   0.81       $   2.17       $   2.36
                              Pro forma                   $   0.73        $   0.84       $   2.18       $   2.53
=====================================================================================================================


NOTE 9:  INTANGIBLE ASSETS

On April 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of April 1, 2001 by comparing the fair value of each reporting unit to its carrying value, and no impairment existed. In addition, during the third quarter of Fiscal 2002 and Fiscal 2003, the Company evaluated its intangible assets for impairment and none existed. During the third quarter of each future fiscal year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles as identified in SFAS No. 141 other than goodwill, are its trademarks, non-compete agreements and acquired backlog.

As of December 31, 2002, the Company's trademarks had a gross carrying amount of $35,992 and accumulated amortization of $8,253 and the Company believes this intangible has an indefinite life.

The Company had the following other intangibles as of December 31, 2002:

                                                     GROSS CARRYING               ACCUMULATED
                                                         AMOUNT                  AMORTIZATION
        ======================================================================================
        Non-Compete Agreements                           $1,861                      $235
        Acquired Backlog                                    281                       256
        --------------------------------------------------------------------------------------
        Total                                            $2,142                      $491
        ======================================================================================

The non-compete agreements and acquired backlog are amortized over their estimated useful lives of 10 years and 1 year, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the three and nine months ended December 31, 2002

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

was $96 and $305, respectively. The estimated amortization expense for each of the five fiscal years subsequent to March 31, 2002 for the non-compete agreements and acquired backlog intangibles is as follows: remainder of 2003-$70; 2004-$200; 2005-$186; 2006-$186; and 2007-$186.

The changes in the carrying amount of goodwill, net of amortization, by reporting segment for the nine months ended December 31, 2002, are as follows:

                                                               PHONE              ON-SITE                TOTAL
=================================================================================================================
Balance as of March 31, 2002                                  $60,540             $297,090              $357,630
Goodwill related to acquisitions, earnout
     payments and other during period                           1,115                9,540                10,655
-----------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002                               $61,655             $306,630              $368,285
=================================================================================================================

NOTE 10:  TREASURY STOCK

The Company previously announced its intention to repurchase up to 2,500,000 shares of its Common Stock from April 1, 1999 through March 31, 2002. As of March 31, 2002, the Company had repurchased 2,105,000 shares at prevailing market prices for an aggregate purchase price of $100,355. In May 2002, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares. During the first nine months of Fiscal 2003, the Company repurchased 962,500 shares for an aggregate purchase price of $37,853. Funding for these repurchases came from existing cash flow and borrowings under existing credit facilities.

NOTE 11:  INDEBTEDNESS

Long-term debt is as follows:

                                                       DECEMBER 31,            MARCH 31,
                                                          2002                   2002
      ===================================================================================
      Revolving credit agreement                        $ 51,000               $ 75,000
      Other debt                                           2,230                  3,686
      -----------------------------------------------------------------------------------
      Total debt                                          53,230                 78,686
      Less:  current portion                              (1,761)                (3,189)
      -----------------------------------------------------------------------------------
      Long-term debt                                    $ 51,469               $ 75,497
      ===================================================================================

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

The weighted average interest rate on all indebtedness of the Company as of December 31, 2002 was approximately 2.17%.

NOTE 12:  RESTRUCTURING

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of approximately $3,500 primarily related to adjusting staffing levels in its European and Latin American operations and facility closures in the U.S. Also at March 31, 2002, the Company had an accrual of $584 related to continuing costs of a previously closed facility recognized at the time of one of its acquisitions. The components of the restructuring accrual at December 31, 2002 are as follows:

                                         ACCRUED               CASH                  ACCRUED
                                      MARCH 31, 2002       EXPENDITURES         DECEMBER 31, 2002
     ============================================================================================
     Employee Severance                   $1,443              $1,357                  $ 86
     Facility Closures                     1,439                 541                   898
     --------------------------------------------------------------------------------------------
     Total                                $2,882              $1,898                  $984
     ============================================================================================

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



Summary information by reportable segment is as follows:

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                        -------------------------------------------------------------
ON-SITE SERVICES                                          2002            2001            2002            2001
=====================================================================================================================
Revenues                                                $ 90,165        $105,057        $279,430        $343,382
Worldwide operating income (before amortization)          10,838          14,239          34,444          43,772
Depreciation                                                 965             976           3,035           2,998
Amortization                                                  96              82             305             107
Segment assets                                           577,229         511,118         577,229         511,118
=====================================================================================================================


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                        -------------------------------------------------------------
PHONE SERVICES                                            2002            2001            2002            2001
=====================================================================================================================
Revenues                                                $ 62,897        $ 74,184        $190,775        $240,047
Worldwide operating income (before amortization)          12,671          14,411          38,714          46,467
Depreciation                                                 931           1,115           2,887           3,317
Amortization                                                   2            --              --              --
Segment assets                                           504,568         502,329         504,568         502,329
=====================================================================================================================

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                        -------------------------------------------------------------
OTHER                                                     2002             2001             2002             2001
=====================================================================================================================
Revenues                                                 $  --            $  --            $  --            $  --
Worldwide operating income (before amortization)            (341)            (410)          (1,035)          (1,566)
Depreciation                                                 (59)             (61)            (175)            (175)
Amortization                                                --               --               --               --
Segment assets                                            29,179           28,790           29,179           28,790
=====================================================================================================================

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



The following reconciles certain reportable segment data and the corresponding consolidated amounts:

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            DECEMBER 31,                     DECEMBER 31,
                                                     -------------------------------------------------------------
REVENUE                                                2002             2001             2002             2001
==================================================================================================================
Total revenues for phone and on-site segments         $153,062         $179,241         $470,205         $583,429
Other revenues                                             --               --               --               --
------------------------------------------------------------------------------------------------------------------
Total consolidated revenues                           $153,062         $179,241         $470,205         $583,429
==================================================================================================================


                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
WORLDWIDE OPERATING                                   ---------------------------------------------------------------
INCOME/OPERATING INCOME                                    2002             2001             2002             2001
=====================================================================================================================
Total worldwide operating income (before
  amortization) for phone and on-site segments            $23,509          $28,650          $73,158          $85,212
Other worldwide operating income (before
  amortization)                                              (341)            (410)          (1,035)          (1,566)
--------------------------------------------------------------------------------------------------------------------
Total consolidated worldwide operating income
  (before amortization)                                    23,168           28,240           72,123           83,646
Amortization expense                                           96               82              305              107
--------------------------------------------------------------------------------------------------------------------
Total operating income (after amortization)               $23,072          $28,158          $71,818          $83,539
====================================================================================================================

On-Site Services worldwide operating income for the nine months ended December 31, 2001 was reduced by a special operating expense of approximately $5,000 related primarily to the reserve of two receivables from on-site customers who filed for bankruptcy protection in that quarter.

                                                                 DECEMBER 31,            MARCH 31,
       ASSETS                                                        2002                  2002
       ==============================================================================================
       Total assets for phone and on-site segments                $1,081,797             $1,016,073
       Other assets                                                   29,179                 28,874
       Corporate eliminations                                       (465,873)              (394,160)
       ----------------------------------------------------------------------------------------------
       Total consolidated assets                                  $  645,103             $  650,787
       ==============================================================================================

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


Management is also presented with and reviews information about its geographic areas. The following geographical information is presented:

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        DECEMBER 31,                         DECEMBER 31,
                                            ----------------------------------------------------------------------
REVENUES                                           2002               2001              2002              2001
==================================================================================================================
North America                                  $102,017           $124,372         $323,488             $424,026
Europe                                           41,457             40,887          115,847              117,696
Pacific Rim                                       6,325              8,572           19,572               25,732
Latin America                                     3,263              5,410           11,298               15,975
------------------------------------------------------------------------------------------------------------------
Total revenues                                 $153,062           $179,241         $470,205             $583,429
==================================================================================================================


                                                                DECEMBER 31,              MARCH 31,
       ASSETS                                                       2002                     2002
       =================================================================================================
       North America                                             $ 503,561                $ 513,008
       Europe                                                      119,423                  111,584
       Pacific Rim                                                  10,584                   11,653
       Latin America                                                11,535                   14,542
       -------------------------------------------------------------------------------------------------
       Total consolidated assets                                 $ 645,103                $ 650,787
       =================================================================================================

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

GENERAL:

The table below should be read in conjunction with the following discussion.

                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                               DECEMBER 31,                                DECEMBER 31,
                                       ----------------------------------------------------------------------
                                         2002               2001              2002                2001
                                        (3Q03)             (3Q02)           (3Q03YTD)           (3Q02YTD)
=============================================================================================================
Total Revenues                         $153,062           $179,241           $470,205           $583,429
-------------------------------------------------------------------------------------------------------------

Percentage of Total:
    On-Site Services
        North America                        46%                50%                47%                52%
        International                        13                  9                 12                  7
                                       ----------------------------------------------------------------------
    Subtotal On-Site                         59                 59                 59                 59
                                       ----------------------------------------------------------------------
    Phone Services
        North America                        20                 19                 21                 21
        International                        21                 22                 20                 20
                                       ----------------------------------------------------------------------
    Subtotal Phone                           41                 41                 41                 41
                                       ----------------------------------------------------------------------
    Total                                   100%               100%               100%               100%
=============================================================================================================


    THIRD QUARTER FISCAL 2003 (3Q03) COMPARED TO THIRD QUARTER FISCAL 2002
    (3Q02):

    TOTAL REVENUES

    Total revenues for 3Q03 were $153,062, a decrease of 15% compared to 3Q02 total revenues of $179,241. If exchange rates had remained constant from the third quarter last year, 3Q03 total revenues would have been $4,068 less.

    ON-SITE SERVICES REVENUES

    Revenues from on-site services were $90,165 for 3Q03 compared to $105,057 for 3Q02. Included in 3Q03 is approximately $2,722 of revenues from mergers completed after 3Q02. Overall, the on-site services revenue decline was due to weak general economic conditions that affected customer demand offset in part by the impact of the Company's geographic expansion by merger of its on-site technical services capabilities that occurred after 3Q02.

    North America on-site services revenues were $71,008 for 3Q03 compared to $89,365 for 3Q02. The decrease in North America on-site services revenues was due to the economic conditions described above.

    International on-site services revenues increased 22% to $19,157 for 3Q03 from $15,692 for 3Q02. The growth of International on-site services revenues was driven by the Company's continued geographic expansion of its technical services capabilities and deeper penetration in existing markets that occurred after 3Q02.

    PHONE SERVICES REVENUES

    Revenues from the Company's phone services business for 3Q03 were $62,897 compared to $74,184 for 3Q02. Phone services revenues from North America decreased to $31,009 for 3Q03 from $35,007 for 3Q02 while International phone services revenues decreased to $31,888 for 3Q03 from $39,177 for 3Q02. The decline in North America and International phone services revenues was driven by a general economic downturn.

    REVENUES BY GEOGRAPHY

    Reported revenue dollar and percentage changes over prior year's third quarter by geographic region were as follows: North America revenues decreased $22,355, or 18%, to $102,017; Europe revenues increased $570, or 1%, to $41,457; Pacific Rim revenues decreased $2,247, or 26%, to $6,325; and Latin American revenues decreased $2,147, or 40%, to $3,263. If the exchange rate relative to the U.S. dollar had remained unchanged from 3Q02, the European, Pacific Rim and Latin America revenues would have decreased 8%, 28% and 39%, respectively.

    GROSS PROFIT

    Gross profit for 3Q03 decreased to $60,639, or 39.6% of revenues, from $70,844, or 39.5% of revenues for 3Q02. The decrease in gross profit dollars over prior year was due to the decline in revenues.

    SG&A EXPENSES

    Selling, general and administrative ("SG&A") expenses for 3Q03 were $37,471, or 24.5% of revenues, a decrease of $5,133 over SG&A expenses of $42,604, or 23.8% of revenues for 3Q02. The dollar decrease from 3Q02 to 3Q03 related to the Company's cost reduction efforts worldwide.

    OPERATING TO NET INCOME

    Operating income before intangibles amortization for 3Q03 was $23,168, or 15.1% of revenues, compared to $28,240, or 15.8% of revenues in 3Q02.

    The decrease in operating income before intangibles amortization percentage was due primarily to the increase in SG&A as a percentage of revenues.

    Intangibles amortization for 3Q03 was $96 compared to 3Q02 of $82.

    Operating income (after intangibles amortization) for 3Q03 was $23,072, or 15.1% of revenues, compared to $28,158, or 15.7% of revenues in 3Q02.

    Net interest expense for 3Q03 decreased to $671 from $1,382 for 3Q02 due to debt reduction of $49,597 from 3Q02 to 3Q03 and reduction in the interest rate during this period.

    The tax provision for 3Q03 was $7,580, an effective tax rate of 33.9%, compared to 3Q02 of $9,905, an effective tax rate of 37.0%. The tax rate for 3Q03 was lower than the currently projected annual effective tax rate of 36.0% as the Company made the adjustment during the quarter from the previously expected rate of 37.0%. The Company reduced its annual effective tax rate to 36.0% as a result of reduced state income taxes. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

    Net income for 3Q03 was $14,777, or 9.7% of revenues, compared to $16,869, or 9.4% of revenues for 3Q02. The increase in net income as a percentage of revenues was due primarily to the Company's lower effective tax rate.


    FIRST NINE MONTHS FISCAL 2003 (3Q03YTD) COMPARED TO FIRST NINE MONTHS FISCAL 2002 (3Q02YTD):

    TOTAL REVENUES

    Total revenues for 3Q03YTD were $470,205, a decrease of 19% compared to 3Q02YTD total revenues of $583,429. If exchange rates had remained constant from the same periods last year, 3Q03YTD total revenues would have been $9,229 less.

    ON-SITE SERVICES REVENUES

    Revenues from on-site services were $279,430 for 3Q03YTD compared to $343,382 for 3Q02YTD. Included in 3Q03YTD is approximately $7,725 of revenues from mergers completed after 3Q02. Overall, the on-site services revenue decline was due to weak general economic conditions that affected customer demand offset in part by the impact of the Company's geographic expansion by merger of its on-site technical services capabilities that occurred after 3Q02.

    North America on-site services revenues were $224,877 for 3Q03YTD compared to $301,972 for 3Q02YTD. The decrease in North America on-site services revenues was due to the economic conditions described above.

    International on-site services revenues increased 32% to $54,553 for 3Q03YTD from $41,410 for 3Q02YTD. The growth of International on-site services revenues was driven by the Company's geographic expansion of its technical services capabilities and deeper penetration in existing markets that occurred after 3Q02.

    PHONE SERVICES REVENUES

    Revenues from the Company's phone services business for 3Q03YTD were $190,775 compared to $240,047 for 3Q02YTD. Phone services revenues from North America decreased to $98,611 for 3Q03YTD from $122,054 for 3Q02YTD while International phone services revenues decreased to $92,164 for 3Q03YTD from $117,993 for 3Q02YTD. The decline in North America and International phone services revenues was driven by the general economic downturn.

    REVENUES BY GEOGRAPHY

    Reported revenue dollar and percentage changes over prior year's first nine months by geographic region were as follows: North America revenues decreased $100,538, or 24%, to $323,488; Europe revenues decreased $1,849, or 2%, to $115,847; Pacific Rim revenues decreased $6,160, or 24%, to $19,572; and Latin American revenues decreased $4,677, or 29%, to $11,298. If the exchange rate relative to the U.S. dollar had remained unchanged from prior year, the European, Pacific Rim and Latin America revenues would have decreased 9%, 25% and 29%, respectively.

    GROSS PROFIT

    Gross profit for 3Q03YTD decreased to $185,911, or 39.5% of revenues, from $224,819, or 38.5% of revenues for 3Q02YTD. The decrease in gross profit dollars over prior year was due primarily to the decline in revenues while the increase in gross profit percentage was due primarily to cost reduction efforts in the Company's phone services business.

    SG&A EXPENSES

    Selling, general and administrative ("SG&A") expenses for 3Q03YTD were $113,788, or 24.2% of revenues, a decrease of $27,385 over SG&A expenses of $141,173, or 24.2% of revenues for 3Q02YTD. Included in prior year's first nine months was a special expense of $5,027 primarily attributable to the Company reserving for two accounts receivable from customers who filed for Chapter 11 bankruptcy protection during 1Q02. The remaining dollar decrease from 3Q02YTD to 3Q03YTD related to the Company's cost reduction efforts worldwide.

    OPERATING TO NET INCOME

    Operating income before intangibles amortization for 3Q03YTD was $72,123, or 15.3% of revenues, compared to $83,646, or 14.3% of revenues in 3Q02YTD.

    If the Company had not incurred the special expense described above, operating income before intangibles amortization for 3Q02YTD would have been $88,673, or 15.2% of revenues.

    Intangibles amortization for 3Q03YTD was $305 compared to 3Q02YTD of $107.

    Operating income (after intangibles amortization) for 3Q03YTD was $71,818, or 15.3% of revenues, compared to $83,539, or 14.3% of revenues in 3Q02YTD.

    Net interest expense for 3Q03YTD decreased to $2,209 from $5,367 for 3Q02YTD due to debt reduction of $49,597 from 3Q02 to 3Q03 and reduction in the interest rate during this period.

    The tax provision for 3Q03YTD was $25,018, an effective tax rate of 36.0%, compared to 3Q02YTD of $28,823, an effective tax rate of 37.0%. The Company reduced its annual effective tax rate to 36.0% as a result of reduced state income taxes. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

    Net income for 3Q03YTD was $44,477, or 9.5% of revenues, compared to $49,094, or 8.4% of revenues for 3Q02YTD. Excluding the special charge described above in SG&A expenses, net income for 3Q02YTD would have been $52,261, or 9.0% of revenues. The increase in net income as a percentage of revenue was primarily due to the Company's cost reduction efforts.


    LIQUIDITY AND CAPITAL RESOURCES:

    Cash flow from operating activities (defined by generally accepted accounting principles as net income plus non-cash charges of depreciation and amortization, less changes in working capital) for 3Q03 and 3Q02 was $24,523 and $25,948, respectively. Reflected as a source of cash flow from operating activities in 3Q03 are decreases in unbilled accounts and other current assets offset in part by increases in accounts receivables and inventories and decreases in accounts payable and accrued liabilities. In 3Q02, decreases in accounts receivables, inventories and other current assets were a source of cash flow from operating activities, while decreases in accounts payable and other liabilities were a use of cash flow.

    During 3Q03, free cash flow (defined as cash flow from operating activities less capital expenditures and foreign currency translation adjustments, plus proceeds from stock option exercises) was $28,017 compared to $28,891 for 3Q02. The Company's 3Q03 free cash flow was used to repurchase approximately $17,000 of Company stock, reduce debt by approximately $10,000 and increase cash on hand by approximately $1,000.

    Also during 3Q03, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share on all outstanding shares of Black Box's common stock, payable on January 15, 2003 to stockholders of record at the close of business on December 31, 2002. Accordingly, the Company recorded a liability of $975 in 3Q03.

    Cash flow from operating activities for 3Q03YTD and 3Q02YTD was $62,359 and $50,337, respectively. Reflected as a source of cash flow from operating activities during 3Q03YTD are decreases in accounts receivable, unbilled accounts, inventories and other current assets, offset in part by decreases in accounts payable and accrued liabilities, all generally related to the decline in revenues. For 3Q02YTD, decreases in accounts receivables and inventories were a source of cash flow from operating activities, while decreases in other current assets and various liabilities were a use of cash flow.

    For 3Q03YTD, free cash flow as defined above was $71,005 compared to $55,504 for 3Q02YTD. The Company's 3Q03YTD free cash flow was used to repurchase approximately $38,000 of Company stock, reduce debt by approximately $26,000 and pay merger obligations of approximately $7,000.

    As of the end of 3Q03, the Company had cash and cash equivalents of $13,447, working capital of $133,749 and long-term debt of $51,469.

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

    The Company's total debt at the end of 3Q03 of $53,230 was comprised of $51,000 under the Long Term Revolver and $2,230 of various other loans. The weighted average interest rate on all indebtedness of the Company for 3Q03 and 3Q02 was approximately 2.43% and 3.71%, respectively. The weighted average interest rate on all indebtedness of the Company as the end of 3Q03 was 2.17%. In addition, at the end of 3Q03, the Company had $3,565 of letters of credit outstanding and $125,435 available under the Syndicated Debt.

    Interest on the Syndicated Debt is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company's borrowings are under the Euro-rate option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% (0.75% at the end of 3Q03) on the Euro-dollar rate option and from zero to 0.75% (zero at the end of 3Q03) on the prime rate option. The Syndicated Debt provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.20% to 0.375% (0.20% for the Short Term Revolver and 0.25% for the Long Term Revolver at the end of 3Q03). The Syndicated Debt is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

    The net cash impact of merger transactions and prior merger-related payments during 3Q03YTD was $272 while capital expenditures, net of disposals, were $26. Capital expenditures, net of disposals, for all of Fiscal 2003 are projected to be approximately $2,000 and will be focused primarily on information systems and facility improvements.

    The Company previously announced its intention to repurchase up to 2,500,000 shares of its Common Stock from April 1, 1999 through March 31, 2002. As of March 31, 2002, the Company had repurchased 2,105,000 shares at prevailing market prices for an aggregate purchase price of $100,355. In May 2002, the Company's Board of Directors approved the repurchase of an additional 1,000,000 shares of its Common Stock. During the first nine months of Fiscal 2003, the Company repurchased 962,500 shares for an aggregate purchase price of $37,853. Funding for these repurchases came from existing cash flow and borrowings under credit facilities.

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

    The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income. At the end of 3Q03, the open foreign exchange contracts related to intercompany transactions were in Euro, Pound sterling, Canadian dollars, Swiss francs, Japanese yen and Australian dollars. These open contracts are valued at approximately $27,014 and will expire in one to six months. The open contracts have an average contract rate of 1.01 Euro,
    0.6474 Pound sterling, 1.5754 Canadian dollars, 1.494 Swiss francs, 121.35 Japanese yen and 1.83 Australian dollars, all per U.S. dollar.

    The Company believes that its cash flow from operations and its existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.


    INTANGIBLE ASSETS:

    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," adopted by the Company on April 1, 2001, the Company evaluates its intangible assets for impairment during the third quarter of each fiscal year, with any resulting impairment reflected as an operating expense. Its intangible assets were initially evaluated for impairment as of April 1, 2001 and then again during the third quarters of Fiscal 2002 and Fiscal 2003 by comparing the fair value of each reporting unit to its carrying value, and no impairment existed.


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

    In addition to the significant accounting policies described in Note 1 of Form 10-K, the Company believes that the following discussion addresses its critical accounting policies.


    REVENUE RECOGNITION

    The Company recognizes revenues for phone services operations when title transfers at the time of shipment and the price for the product has been determined.

    For its on-site services, the Company recognizes revenues on short-term projects (generally projects with a duration of less than one month) as the projects are completed and invoiced to the client. Revenues from long-term projects (projects with a duration of greater than one month, generally two to four months) are recognized according to the percentage of completion method. Under the percentage of completion method, income is recognized based on a ratio of estimated costs incurred to total estimated contract costs. Losses, if any, on such contracts are provided in full when they become known. Billing in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities and any costs and estimated earnings in excess of billings are classified as current assets.


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

    NEW ACCOUNTING PRONOUNCEMENTS:

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This SFAS retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of Fiscal 2003. Its adoption did not have a material effect on the Company's financial statements or results of operations.

    In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. The SFAS updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for years beginning after May 15, 2002. The application of SFAS No. 145 did not have a material effect on the Company's financials statements or results of operations.

    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements or results of operations.

    On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28 "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company continues to apply Opinion No 25 in accounting for stock-based compensation. SFAS No. 148 amendments of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002 and will be included in the Company's Form 10-K for Fiscal 2003.


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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company will enter into forward exchange contracts on a selective basis. At December 31, 2002, the Company had open contracts, which equal approximately $27,014 at the contract rates, with a fair value of approximately $27,980.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $51,000 of variable rate debt. For the three-month periods ended December 31, 2002 and 2001, an instantaneous 100 basis point increase in the interest rate would reduce the Company's expected net income in the subsequent three months by $85 and $257, respectively, assuming the Company employed no intervention strategies.


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

                            PART II OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

In November 2002, the Audit Committee of the Board of Directors reviewed the proposed services of the Company's independent accountants, Ernst & Young, LLP. The Committee pre-approved payment of up to $125,000 for assistance with tax compliance and up to $100,000 for other non-audit services such as tax planning initiatives and other projects when identified.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8


         (a) Exhibits

               21.1     Subsidiaries of the Company

               99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

             Current report on Form 8-K for the event dated December 13, 2002 covering Item 5 thereof disclosing and filing the Company's press release related to organizational changes.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BLACK BOX CORPORATION



                                       By:  /s/ Michael McAndrew
                                           ----------------------------------
February 12, 2003                          Michael McAndrew
                                           Chief Financial Officer, Treasurer
                                           and Principal Accounting Officer

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

Date:  February 12, 2003

/s/  Fred C. Young
-------------------------------------------------
Fred C. Young
Chief Executive Officer

I, Michael McAndrew, certify that:

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

 Date:  February 12, 2003

/s/  Michael McAndrew
Michael McAndrew
Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit
    No.
    -------

     21.1     Subsidiaries of the Company

     99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002