Form 10-K
period 2003-03-31
BLACK BOX CORP
filed 2003-06-27
CIK 849547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).                 Yes  x    No
                                                         ---      ---

Aggregate market value of outstanding Common Stock, $.001 par value (the "Common Stock"), held by non-affiliates of the Registrant at September 29, 2002, was $653,562,798 based on the closing sale price reported on the Nasdaq National Market for that date. For purposes of this calculation only, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock at June 13, 2003, was 18,389,534.

                       Document Incorporated by Reference

Proxy Statement for 2003 Annual Meeting of Stockholders -- Part III

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW. Black Box Corporation ("Black Box" or "the Company") is the world's largest technical services company dedicated to designing, building and maintaining today's complicated network infrastructure systems. The Black Box team of approximately 3,100 serves more than 150,000 clients in 132 countries throughout the world. Founded in 1976, Black Box operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

Black Box differentiates itself from its competitors through comprehensive levels of technical support, its capability to provide this technical support globally and its private-labeled brand, BLACK BOX(R).

As the largest and highest quality network infrastructure services company 100% dedicated to this market in the world, Black Box is in a unique position to capitalize on its service advantages, current leadership position, diverse and loyal client base and strong financial performance.

INDUSTRY BACKGROUND. Black Box participates in the worldwide network infrastructure market estimated at $20 billion. The structured cabling market is estimated at $8 billion and the telephony services market is estimated at $12 billion.

BUSINESS STRATEGY. Black Box's business strategy is to provide its clients with one source for products and services to meet all of their networking infrastructure needs - whether at a single location or multiple locations worldwide. The Company believes that its combination of worldwide structured cabling and telephony services performed at client locations - integrated with hotline technical services - provides it with a unique advantage against its competitors in the network infrastructure market. The Company believes its record of consistent operating profitability and its high rate of repeat clients is evidence of the strength of its strategy. Keys to the Company's success include the following:

Hot-Line Technical Services. Black Box provides its clients with around-the-clock, seven days per week technical support at no charge through a hotline telephone consulting service, available to clients in 132 countries worldwide. In Fiscal 2003, the Company's hotline technical experts responded to approximately 1.5 million client calls with 99.8% answered in less than 20 seconds. This is significantly faster than the industry average of 10 to 11 minutes.

Each Black Box hotline technician receives training that enables the technician to provide clients with reliable and cost-effective solutions to networking challenges. Clients receive system design, product selection recommendations, installation and post-installation maintenance support.

On-Site Technical Services. Black Box Corporation provides complete structured cabling and telephony solutions - including design, installation and maintenance
- with consistent high quality and uniformity. The Company maintains what it believes is the industry's largest staff of Registered Communication Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA, and National Electric Code(R) (NEC(R)) standards. Structured cabling and telephony services performed at client locations are provided in most major markets around the world.

Quality Networking Solutions. Through the BLACK BOX(R) Catalog and BLACK BOX(R) On-Line, the Company markets more than 90,000 network infrastructure products. The Company modifies and updates its product offerings based on technical advancements and market demand.

In Fiscal 1998, Black Box became the first in the industry to introduce a product warranty program offering full protection regardless of cause of failure, including accidental, surge or water damage. In Fiscal 2000, the Company introduced Certification Plus, the industry's first comprehensive guaranteed-for-life structured cabling system. In Fiscal 2002, Extended Certification Plus was introduced, enabling clients' existing cabling systems to be guaranteed for life after inspection and certification by a Black Box RCDD.

Brand Name. BLACK BOX(R) is a widely recognized brand name associated with high quality products and services. The Company believes that the BLACK BOX(R) tradename is important to its business.

ISO9001 Certified. Black Box received ISO9001 certification in the U.S., Australia, Brazil, France, Italy, Japan, Singapore and the United Kingdom. Rigorous quality control processes must be documented and practiced to earn and maintain ISO9001 certification.

Proprietary Client List. For more than 27 years, the Company has built a proprietary mailing list of approximately 1.5 million names representing nearly one million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted mailings reach specific audiences. The Company believes that its proprietary list is a valuable asset that represents a significant competitive advantage. The Company does not rent their client list.

In-Stock Availability and Rapid Order Fulfillment. The Company has developed efficient inventory management and order fulfillment systems that allow more than 95% of orders for standard product received before midnight eastern time to be shipped that same day.

GROWTH STRATEGY. Black Box's growth strategy is centered around profitably growing: (i) worldwide hotline services, (ii) worldwide on-site structured cabling services, and (iii) worldwide on-site telephony services.

CLIENTS. Black Box clients range from small organizations to many of the world's largest corporations covering a diversity of industries, from manufacturing, retail and financial to educational and government. Revenues from the Company's clients are segmented as 42% from large companies, 17% from medium-sized companies and 41% from small companies.

MARKETING. Black Box services are primarily marketed through its direct marketing, direct sales and online through the Company's website. Black Box was the first company to engage exclusively in the sale of a broad range of networking products through direct marketing techniques. Black Box targets its catalogs and marketing materials directly to its clients who make systems design and purchasing decisions. Black Box marketing materials present a wide choice of items using a combination of product features and benefits, photographs, product descriptions, product specifications, compatibility charts, potential applications and other helpful technical information.

TECHNICAL SERVICES. Black Box believes that its technical services are the foundation of its success enabling the Company to provide services ranging from hotline consultation to site surveys, design and engineering, installation, certification and maintenance.

WORLDWIDE HEADQUARTERS. The Company's worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (a suburb 20 miles south of Pittsburgh). This 352,000 square foot facility is on an 84-acre site.

PRODUCTS. Black Box believes that its ability to offer a broad, innovative product line, supported by readily available technical services, has been an important competitive factor. Black Box currently offers more than 90,000 products through its catalogs and website. New products are introduced regularly. The majority of the Company's product revenues are from products marketed under the BLACK BOX(R) brand name.

MANUFACTURERS AND SUPPLIERS. Black Box utilizes a network of OEM manufacturers and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. This network has manufacturing and engineering capabilities to customize products for specialized applications. Black Box believes that the loss of any single source of supply would not adversely affect its business.

Black Box also operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location. The Company chooses to manufacture certain products in-house when outside OEMS are not economical. Sourcing decisions of in-house versus out-of-house are based upon a balance of quality, delivery, performance and cost.

INFORMATION SYSTEMS. The Company has committed significant resources to the development of sophisticated information systems that are used to manage all aspects of its business. The Company's systems support and integrate technical support and client service, inventory management, purchasing, distribution activities, accounting and project cost management. In addition, the Company's exclusive project tracking system, e-Status, enables clients to review up to date information on their projects across the country or around the world.

The Company's changing product mix, multiple language requirements and design enhancements require efficient modification of product presentations for its various catalogs. Black Box also supports a publishing system that provides the flexibility and speed for both text and graphic layout. This enables the timely and efficient creation of marketing materials.

BACKLOG. The worldwide backlog of unfilled orders believed to be firm was approximately $51 million at March 31, 2003 compared to $49 million at March 31, 2002.

TEAM MEMBERS. As of March 31, 2003, the Company had approximately 3,100 team members worldwide of which approximately 500 are subject to collective bargaining agreements. The Company believes that its relationship with its team members is good.

FINANCIAL INFORMATION. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Form 10-K and is incorporated herein by reference. During the fourth quarter of Fiscal 2003, the Company changed its primary segments to be on a geographic basis as this is now the way it manages the business to be more responsive to the organization's operating structure. The reportable segments are comprised of North America, Europe and All Other.

COMPETITION. The Company competes with other VARs and manufacturers. The Company believes its primary competitive advantage is its worldwide technical services. The Company believes there are no dominant competitors in the industry.

OTHER INFORMATION. The Company maintains an investor relations page on its Internet website at http://www.blackbox.com. In December 2002, the Company began making its annual, quarterly and current reports filed or furnished with the Securities and Exchange Commission available as soon as reasonably practicable on the website. Such reports may be viewed or downloaded free of charge.

ITEM 2 -- PROPERTIES

The Company's worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (located 20 miles south of Pittsburgh) in a 352,000 square foot, owned facility on 84 acres.

The Company owns or leases approximately 103 additional offices or facilities throughout the world, none of which are material in nature to Black Box.

The Company believes that its manufacturing and distribution facilities, located at its Lawrence complex, are adequate for its present and foreseeable needs.


ITEM 3 -- LEGAL PROCEEDINGS

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. In addition, there are two arbitration awards against the Company for $1.5 million and $1.3 million that are being appealed. Based on the facts currently available to the Company, management believes all such matters are adequately provided for, covered by insurance, without merit, not probable that an unfavorable outcome will result, or of such amounts which upon resolution will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

The Company has been named as a defendant in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Company believes that the claims are without merit and intends to defend itself vigorously.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT



The executive officers of the Company and their respective ages and positions are as follows:

              NAME              AGE         POSITION WITH THE COMPANY
              ----              ---         -------------------------

         Fred C. Young           47     Chairman of the Board and Chief
                                        Executive Officer

         Michael McAndrew        43     Vice President, Chief Financial Officer,
                                        Treasurer, Secretary and Principal
                                        Accounting Officer

         Kathleen Bullions       48     Senior Vice President - North America

         Roger E. M. Croft       54     Vice President - Europe and Latin
                                        America

         Francis W. Wertheimber  50     Vice President - Pacific Rim/Far East

The following is a biographical summary of the experience of the executive officers of the Company:

         FRED C. YOUNG, 47, was elected Chairman of the Board and Chief Executive Officer of the Company on June 24, 1998. He was first elected a director of the Company on December 18, 1995. He served as Vice President and Chief Financial Officer, Treasurer and Secretary of Black Box Corporation since joining the Company in 1991 and was promoted to Senior Vice President and Chief Operating Officer in May 1996 and President in May 1997. Mr. Young has been with the Company for 11 years.

         MICHAEL MCANDREW, 43, was promoted to Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis prior to December 13, 2002. Mr. McAndrew has been with the Company for 13 years.

         KATHLEEN BULLIONS, 48, was promoted to Senior Vice President - North America on December 13, 2002. She was promoted to Vice President of Marketing and Operations on May 9, 1997 and was Director of Operations prior to May 9, 1997. Ms. Bullions has been with the Company for 20 years.

         ROGER E. M. CROFT, 54, was promoted to Vice President - Europe and Latin America in May 1998. He was promoted to Vice President of European Operations on May 9, 1997 and was Managing Director of Black Box U.K. prior to May 9, 1997. Mr. Croft has been with Black Box for 18 years.

         FRANCIS W. WERTHEIMBER, 50, was promoted to Vice President - Pacific Rim/Far East on May 9, 1997. He was Managing Director of Black Box Japan prior to May 9, 1997. Mr. Wertheimber has been with Black Box for 10 years.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock is traded on the Nasdaq National Market (trading symbol "BBOX"). On June 18, 2003, the last reported sale price of the Common Stock was $40.68 per share. The following table sets forth the quarterly high and low sale prices of the Common Stock as reported by the Nasdaq Stock Market during each of the Company's fiscal quarters indicated. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

                                          High               Low
                                          ----               ---
             FISCAL 2002
                1st Quarter               72.25             40.25
                2nd Quarter               71.23             39.88
                3rd Quarter               58.77             39.56
                4th Quarter               55.88             43.55

             FISCAL 2003
                1st Quarter               55.70             36.57
                2nd Quarter               43.80             28.67
                3rd Quarter               51.39             28.02
                4th Quarter               51.16             25.58

At March 31, 2003, there were 2,318 holders of record.

Cash dividends of $0.05 per share of Common Stock were each paid on January 15, 2003 and April 15, 2003.

See "Equity Compensation Plan Information," Item 12 in Part III, which is incorporated by reference herein.

ITEM 6 -- SELECTED FINANCIAL DATA


The following table sets forth certain selected historical consolidated financial data for the Company for the periods indicated. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. The historical data presented below for Fiscal Years 1999 through 2003 were derived from the Consolidated Financial Statements of the Company.


                 Dollars in Thousands, except Per Share Amounts

                                                               FISCAL YEAR ENDED MARCH 31,
                                           ------------------------------------------------------------------
                                              1999          2000          2001          2002          2003
-------------------------------------------------------------------------------------------------------------
Income Statement Data:

  Revenues                                  $336,890      $508,340      $826,993      $743,681      $605,017
  Cost of sales                              174,067       288,813       493,861       453,131       366,170
                                            --------      --------      --------      --------      --------

  Gross profit                               162,823       219,527       333,132       238,847
                                                                                                     290,550

  Selling, general & administrative
     expenses                                 95,055       129,874       203,377       152,808
                                                                                                     181,867
  Restructuring expense                         --            --            --           3,500         6,536
  Intangibles amortization (1)                 4,263         6,410        12,821           170           377
                                            --------      --------      --------      --------      --------


  Operating income                            63,505        83,243       116,934       105,013        79,126

  Interest expense, net                          553         3,243        11,312         6,268         2,826

  Net income                                $ 38,145      $ 48,852      $ 64,190      $ 62,042      $ 48,685


  Basic earnings per share                  $   2.19      $   2.74      $   3.40      $   3.11      $   2.46

  Diluted earnings per share                $   2.09      $   2.60      $   3.22      $   2.97      $   2.39

  Dividends declared per common share
                                            $   --        $   --        $   --        $   --        $   0.10

-------------------------------------------------------------------------------------------------------------

Balance Sheet Data (at end of period):

  Working capital                           $ 73,262      $115,981      $138,922      $143,464      $118,592
  Total assets                               246,465       452,289       652,930       650,787       626,729
  Long-term debt                                 204       105,374       124,066        75,497        49,453
  Stockholders' equity                       192,652       258,327       388,951       490,098       494,422

-------------------------------------------------------------------------------------------------------------

(1) See Note 3 to the Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company manages its business based on geographic segments: North America, Europe and All Other. In addition, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis. Management believes it is important to present special items, which include restructuring charges of $6,536 in Fiscal 2003 and $3,500 in Fiscal 2002 described under Restructuring Expenses and other special items of $3,835 in Fiscal 2003 and $5,027 in Fiscal 2002 included in SG&A Expenses. Management believes this enables a clearer understanding of the ongoing operations of the Company.


                              Dollars in Thousands

The tables below should be read in conjunction with the following discussion.

                                                                YEAR ENDED MARCH 31,
                                      ------------------------------------------------------------------------
                                            2001                         2002                        2003
--------------------------------------------------------------------------------------------------------------
                                                  % of total               % of total              % of total
                                         $         revenues        $        revenues       $        revenues
                                         -         --------        -        --------       -        --------
BY GEOGRAPHY
Revenues:
 North America                        $608,855        74%      $533,410        72%      $410,271       68%
 Europe                                147,297        18        155,715        21        153,477       25
 All Other                              70,841         8         54,556         7         41,269        7
                                      ------------------------------------------------------------------------
 Total                                $826,993       100%      $743,681       100%      $605,017      100%
                                      ------------------------------------------------------------------------

Operating Income:
 North America                        $ 67,109                 $ 65,500                 $ 53,592
 % of North America revenues              11.0%                    12.3%                    13.1%
 Europe                                 28,350                   25,758                   17,729
 % of Europe revenues                     19.2%                    16.5%                    11.6%
 All Other                              21,475                   13,755                    7,805
 % of All Other revenues                  30.3%                    25.2%                    18.9%
                                      ------------------------------------------------------------------------
 Total                                $116,934                 $105,013                 $ 79,126
% of Total revenues                       14.1%                    14.1%                    13.1%
                                      ------------------------------------------------------------------------

Special Items included in
 Operating Income above:
 North America                        $   --                   $  6,466                 $  5,625
 Europe                                   --                      1,830                    4,592
 All Other                                --                        231                      154
                                      ------------------------------------------------------------------------
 Total                                    --                   $  8,527                 $ 10,371
 % of Total revenues                                                1.1%                     1.7%
--------------------------------------------------------------------------------------------------------------

                                                                YEAR ENDED MARCH 31,
                                      ------------------------------------------------------------------------
                                            2001                         2002                        2003
--------------------------------------------------------------------------------------------------------------
                                                  % of total               % of total              % of total
                                         $         revenues        $        revenues       $        revenues
                                         -         --------        -        --------       -        --------
BY SERVICE TYPE
Revenues:
 Hotline Services                    $ 389,697        47%      $309,744        42%      $252,105       42%
 Structured Cabling Services           370,075        45        365,901        49        275,842       45
 Telephony Services                     67,221         8         68,036         9         77,070       13
                                      ------------------------------------------------------------------------
 Total                               $ 826,993       100%      $743,681       100%      $605,017      100%
                                      ------------------------------------------------------------------------

Gross Profit:
 Hotline Services                    $ 186,900                 $150,681                 $128,635
 % of Hotline Services revenues           48.0%                    48.6%                    51.0%
 Structured Cabling Services           123,961                  117,813                   85,122
 % of Structured Cabling Services
    revenues                              33.5%                    32.2%                    30.9%
 Telephony Services                     22,271                   22,056                   25,090
 % of Telephony Services revenues         33.1%                    32.4%                    32.6%

                                      ------------------------------------------------------------------------
 Total                               $ 333,132                 $290,550                 $238,847
  % of Total revenues                     40.3%                    39.1%                    39.5%
--------------------------------------------------------------------------------------------------------------


I.  FISCAL 2003 COMPARED TO FISCAL 2002:

TOTAL REVENUES

Total revenues for Fiscal 2003 were $605,017, a decrease of 19% compared to Fiscal 2002 total revenues of $743,681. If exchange rates had remained constant from the corresponding periods in the prior year, Fiscal 2003 total revenues would have been lower by $15,936, or 2%.

REVENUES BY GEOGRAPHY

NORTH AMERICA REVENUES
Revenues in North America were $410,271 for Fiscal 2003, a decrease of 23% compared to $533,410 for Fiscal 2002. The North America revenue decline was generally due to weak general economic conditions that affected client demand.

EUROPE REVENUES
Revenues in Europe were $153,477 for Fiscal 2003, a decrease of 1% compared to $155,715 for Fiscal 2002. Included in Fiscal 2003 is $5,190 of revenues from mergers completed after Fiscal 2002. The Europe revenue decline was due to weak general economic conditions that affected client demand, offset in part by the positive impact of the Company's geographic expansion by merger of its technical services capabilities that occurred during Fiscal 2003 and the positive impact of the exchange rate relative to the U.S. dollar. If the exchange rate relative to the U.S. dollar had remained unchanged from Fiscal 2002, Europe revenues would have decreased 11%.

ALL OTHER REVENUES
Revenues for All Other were $41,269 for Fiscal 2003, a decrease of 24% compared to $54,556 for Fiscal 2002. The revenue decline in these regions was due to weak general economic conditions that affected client demand, offset by the positive impact of the exchange rate relative to the U.S. dollar. If the exchange rate relative to the U.S. dollar had remained unchanged from Fiscal 2002, All Other revenues would have decreased 26%.

REVENUE BY SERVICE TYPE

HOTLINE SERVICES
Revenues from hotline services for Fiscal 2003 were $252,105, a decrease of 19% compared to $309,744 for the prior year. The Company believes the overall decline in hotline services revenues was driven by a general economic downturn.

STRUCTURED CABLING SERVICES
Revenues from structured cabling services were $275,842 for Fiscal 2003, a decrease of 25% compared to $365,901 for the prior year. Included in Fiscal 2003 is $5,190 of revenues from mergers completed after Fiscal 2002. The Company believes the overall decline in structured cabling services revenue was driven by a general economic downturn.

TELEPHONY SERVICES
Revenues from telephony services were $77,070 for Fiscal 2003, an increase of 13% compared to $68,036 for Fiscal 2002. The telephony services revenue increase was due to the Company's ability to increase market share despite a general economic downturn.

GROSS PROFIT

Gross profit for Fiscal 2003 decreased to $238,847, or 39.5% of revenues, from $290,550, or 39.1% of revenues for Fiscal 2002. The decrease in gross profit dollars over prior year was due to the decline in revenues while the increase in gross profit percentage was due primarily to cost reduction efforts.

Gross profit for Fiscal 2003 for hotline services, structured cabling services and telephony services were $128,635, or 51.0% of revenues, $85,122, or 30.9% of revenues, and $25,090, or 32.6% of revenues, respectively. This compares to gross profit for Fiscal 2002 for hotline services, structured cabling services and telephony services of $150,681, or 48.6% of revenues, $117,813, or 32.2% of revenues, and $22,056, or 32.4% of revenues, respectively.

SG&A EXPENSES

Selling, general and administrative ("SG&A") expenses for Fiscal 2003 were $152,808, or 25.3% of revenues, a decrease of $29,059 over SG&A expenses of $181,867, or 24.4% of revenues for Fiscal 2002. The dollar decrease from Fiscal 2002 to Fiscal 2003 was the result of the Company's worldwide cost reduction efforts. Also the special items listed in the accompanying table are included in SG&A.

RESTRUCTURING EXPENSE

In the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 primarily related to adjusting the cost structure of selected operating offices. Of this charge, $5,034 related to severance for 245 total team members with $4,299 related to severance for 130 team members in Europe, $581 related to severance for 94 team members in North America, $154 related to severance for 21 team members in Latin America, and $1,502 related to lease costs and other charges to consolidate selected offices.

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of $3,500 primarily related to adjusting staffing levels in its European and Latin American operations and facility closures in the U.S. Of this charge, $2,168 related to severance for 105 total team members with $1,830 related to severance for 60 team members in Europe, $230 related to severance for 19 team members in Latin America, $108 related to severance for 26 team members in North America, and $1,332 related to lease costs and other charges to consolidate two U.S. offices. The components of the charge and the restructuring accrual at March 31, 2003 are as follows:

                                    ACCRUED                                             ASSET         ACCRUED
                                   MARCH 31,         TOTAL             CASH             WRITE-       MARCH 31,
                                     2002            CHARGE        EXPENDITURES         DOWNS          2003
----------------------------------------------------------------------------------------------------------------
Employee Severance                 $ 1,443          $ 5,034           $ 2,102           $  --         $ 4,375
Facility Closures                    1,439            1,502               556             579           1,806
----------------------------------------------------------------------------------------------------------------
Total                              $ 2,882          $ 6,536           $ 2,658           $ 579         $ 6,181
----------------------------------------------------------------------------------------------------------------

INTANGIBLES AMORTIZATION

Intangibles amortization related to non-compete agreements and acquired backlog for the year was $377 compared to $170 for the prior year due to a full year of amortization for mergers completed in Fiscal 2002 and amortization of mergers completed in Fiscal 2003.

OPERATING INCOME

Operating income for Fiscal 2003 was $79,126, or 13.1% of revenues, compared to $105,013, or 14.1% of revenues in Fiscal 2002.

The decrease in operating income dollars is primarily due to the decline in revenues while the decrease in operating income as a percentage of revenues is due to the special items as a percentage of revenues increasing to 1.7% in Fiscal 2003 from 1.1% in Fiscal 2002.

NET INTEREST EXPENSE

Net interest expense for Fiscal 2003 decreased to $2,826 from $6,268 for Fiscal 2002 due to debt reduction of $28,307 from Fiscal 2002 to Fiscal 2003 and reduction in the interest rate during this period.

PROVISION FOR INCOME TAXES

The tax provision for Fiscal 2003 was $27,386, an effective tax rate of 36.0%, compared to Fiscal 2002 of $36,428, an effective tax rate of 37.0%. The Company reduced its annual effective tax rate to 36.0% as a result of reduced state income taxes. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

NET INCOME

Net income for Fiscal 2003 was $48,685, or 8.0% of revenues, compared to $62,042, or 8.3% of revenues for Fiscal 2002. The decrease in net income dollars is primarily due to the decline in revenues.


II.  FISCAL 2002 COMPARED TO FISCAL 2001:

TOTAL REVENUES

Total revenues for Fiscal 2002 were $743,681, a decrease of 10% compared to Fiscal 2001 total revenues of $826,993. If exchange rates had remained constant from the corresponding periods in the prior year, Fiscal 2002 total revenues would have been higher by $8,414, or 1%.

REVENUES BY GEOGRAPHY

NORTH AMERICA REVENUES
Revenues in North America were $533,410 for Fiscal 2002, a decrease of 12% compared to $608,855 for Fiscal 2001. Included in Fiscal 2002 is $22,942 of revenues from mergers completed after Fiscal 2001. The North America revenue decline was due to weak general economic conditions that affected client demand, offset in part by the positive impact of the Company's geographic expansion by merger of its technical services capabilities that occurred during Fiscal 2002.

EUROPE REVENUES
Revenues in Europe were $155,715 for Fiscal 2002, an increase of 6% compared to $147,297 for Fiscal 2001. Included in Fiscal 2002 is $11,103 of revenues from mergers completed after Fiscal 2001. The Europe revenue increase was due to the positive impact of the Company's geographic expansion by merger of its technical services capabilities that occurred during Fiscal 2002, offset in part by weak general economic conditions that affected client demand and the negative impact of the exchange rate relative to the U.S. dollar. If the exchange rate relative to the U.S. dollar had remained unchanged from Fiscal 2001, Europe revenue growth for Fiscal 2002 would have been 8%.

ALL OTHER REVENUES
Revenues for All Other were $54,556 for Fiscal 2002, a decrease of 23% compared to $70,841 for Fiscal 2001. Included in Fiscal 2002 is $2,235 of revenues from mergers completed after Fiscal 2001. The revenue decline in these regions was due to weak general economic conditions that affected client demand and the negative impact of the exchange rate relative to the U.S. dollar. If the exchange rate relative to the U.S. dollar had remained unchanged from Fiscal 2001, All Other revenues would have decreased 17%.

REVENUE BY SERVICE TYPE

HOTLINE SERVICES
Revenues from hotline services for Fiscal 2002 were $309,744, a decrease of 21% compared to $389,697 for the prior year. The Company believes the overall decline in hotline services revenues was primarily driven by a general economic downturn.


STRUCTURED CABLING SERVICES
Revenues from structured cabling services were $365,901 for Fiscal 2002, a decrease of 1% compared to $370,075 for the prior year. Included in Fiscal 2002 is $35,618 of revenues from mergers completed after Fiscal 2001. The Company believes the overall decline in structured cabling services revenue was driven by a general economic downturn.

TELEPHONY SERVICES
Revenues from telephony services were $68,036 for Fiscal 2002, an increase of 1% compared to $67,221 for Fiscal 2001. Overall, the telephony services revenue increase was due to the Company's ability to increase market share despite a general economic downturn.

GROSS PROFIT

Gross profit for Fiscal 2002 decreased to $290,550, or 39.1% of revenues, from $333,132, or 40.3% of revenues for Fiscal 2001. The decrease in gross profit dollars over prior year was due primarily to the decline in revenues while the decrease in gross profit percentage was due primarily to the increase in percentage of revenues from the Company's structured cabling and telephony services that provide lower gross margins.

Gross profit for Fiscal 2002 for hotline services, structured cabling services and telephony services were $150,681, or 48.6% of revenues, $117,813, or 32.2% of revenues, and $22,056, or 32.4% of revenues, respectively. This compares to gross profit for Fiscal 2001 for hotline services, structured cabling services and telephony services of $186,900, or 48.0% of revenues, $123,961, or 33.5% of revenues, and $22,271, or 33.1% of revenues, respectively.

SG&A EXPENSES

Selling, general and administrative ("SG&A") expenses for Fiscal 2002 were $181,867, or 24.5% of revenues, a decrease of $21,510 over SG&A expenses of $203,377, or 24.6% of revenues for Fiscal 2001. The dollar decrease over the prior year related primarily to the Company's worldwide cost reduction efforts, offset in part by additional costs of $7,850 from newly-merged operations that are included in Fiscal 2002 but not in Fiscal 2001. Also the special items listed in the accompanying table are included in SG&A.

RESTRUCTURING EXPENSE

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of $3,500 primarily related to adjusting staffing levels in its European and Latin American operations and facility closures in the U.S. Of this charge, $2,168 related to severance for 105 total team members with $1,830 related to severance for 60 team members in Europe, $230 related to severance for 19 team members in Latin America, $108 related to severance for 26 team members in North America, and $1,332 related to lease costs and other charges to consolidate two U.S. offices. The components of the charge and the restructuring accrual at March 31, 2002 are as follows:

                                       ACCRUED                                              ASSET          ACCRUED
                                      MARCH 31,         TOTAL            CASH               WRITE-        MARCH 31,
                                        2001           CHARGE        EXPENDITURES           DOWNS           2002
--------------------------------------------------------------------------------------------------------------------
Employee Severance                     $  --           $ 2,168         $   725              $  --         $ 1,443
Facility Closures                        705             1,332             598                 --           1,439
--------------------------------------------------------------------------------------------------------------------
Total                                  $ 705           $ 3,500         $ 1,323              $  --         $ 2,882
--------------------------------------------------------------------------------------------------------------------

The restructuring accrual at March 31, 2001 relates to continuing costs of a previously closed facility done at the time of merger.

INTANGIBLES AMORTIZATION

Intangibles amortization for the year was $170 related to non-compete agreements and acquired backlog, compared to the prior year of $12,821 for goodwill and other intangible assets. The decrease in amortization is due to the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" in Fiscal 2002 where goodwill and other intangible assets with indefinite lives are no longer amortized. See Note 3 to the Consolidated Financial Statements.

OPERATING INCOME

Operating income for Fiscal 2002 was $105,013, or 14.1% of revenues, compared to $116,934, or 14.1% of revenues in Fiscal 2001.

NET INTEREST EXPENSE

Net interest expense for Fiscal 2002 decreased to $6,268 from $11,312 for Fiscal 2001 due to debt reduction of $50,751 from Fiscal 2001 to Fiscal 2002 and reduction in the interest rate during this period.

PROVISION FOR INCOME TAXES

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

NET INCOME

Net income for Fiscal 2002 was $62,042, or 8.3% compared to $64,190, or 7.8% of revenues for Fiscal 2001, a dollar decrease of 3%. This percentage decrease was less than the revenue percentage decrease primarily due to the Company's cost reduction efforts and the adoption of SFAS No. 142. These benefits were offset in part by the special items incurred in Fiscal 2002.

III.  LIQUIDITY AND CAPITAL RESOURCES:

Cash Provided by Operating Activities for Fiscal 2003, 2002 and 2001 was $85,272, $67,898 and $65,872, respectively. In both Fiscal 2003 and Fiscal 2002, the decreases in accounts receivable, inventories and other current assets were a source of cash, while decreases in various liabilities were a use of cash. These changes were all generally related to the decline in revenues. In Fiscal 2001, increases in accounts receivables, inventories and other assets were a use of cash provided by operating activities, while increases in various liabilities were a source of cash.

In addition to Cash Provided by Operating Activities of approximately $85,000 in Fiscal 2003, the Company had additional cash flow of approximately $11,000. This $11,000 was generated from $4,900 of stock option exercises and $6,500 of foreign currency translation adjustment, offset by $300 of net capital expenditures. The Company's Fiscal 2003 cash flow was used to repurchase approximately $59,000 of Company stock, reduce debt by approximately $28,000, pay merger obligations of $7,000, pay dividends of $1,000 and increase cash on hand by approximately $1,000.

During the third quarter of Fiscal 2003, the Company's Board of Directors declared its first quarterly cash dividend of $0.05 per share on all outstanding shares of Black Box's common stock, totaling $975, which was paid on January 15, 2003 to all stockholders of record at the close of business on December 31, 2002.

During the fourth quarter of Fiscal 2003, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share on all outstanding shares of Black Box's common stock, totaling $961, which was paid on April 15, 2003 to all stockholders of record at the close of business on March 31, 2003. In May 2003, the Directors once again declared a quarterly dividend of $0.05 per share on all outstanding shares, to be paid on July 15, 2003 to all stockholders of record at the close of business on June 30, 2003. As of March 31, 2003, the Company had cash and cash equivalents of $14,043, working capital of $118,592 and long-term debt of $49,453.

On April 4, 2000, Black Box Corporation of PA, a domestic subsidiary of the Company, entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The Long Term Revolver was scheduled to expire on April 4, 2003 and the Short Term Revolver was scheduled to expire on April 3, 2002. In April 2002, the Long Term Revolver was extended until April 4, 2005 and the Short Term Revolver was extended until April 2, 2003 when it expired. On April 4, 2003, then Company entered into an agreement whereby Citizens Bank of Pennsylvania became successor agent to Mellon Bank, N.A. Mellon Bank continues to be a Participant in the credit agreement.

The Company's total debt at March 31, 2003 of $50,379 was comprised of $49,100 under the Long Term Revolver and $1,279 of various other third party, non-employee loans. The weighted average interest rate on all indebtedness of the Company for Fiscal 2003 and 2002 was approximately 2.5% and 4.4%, respectively. In addition, at March 31, 2003 the Company had $4,346 of letters of credit outstanding and $66,554 available under the Long Term Revolver.

Interest on the Syndicated Debt is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company's borrowings are under the Euro-rate option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% (0.75% at March 31, 2003) on the Euro-dollar rate option and from zero to 0.75% (zero at March 31, 2003) on the prime rate option. The Syndicated Debt provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.20% to 0.375% (0.25% as of March 31, 2003). The Syndicated Debt is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

The net cash impact of merger transactions and prior merger-related payments during Fiscal 2003 was $7,822 while capital expenditures, after disposals, were $304. Capital expenditures for Fiscal 2004 are projected to be about the average of the last 3 to 5 years and will be spent primarily on information systems and facility improvements.

The Company previously announced intentions to repurchase up to 2.5 million shares of its Common Stock from April 1, 1999 through March 31, 2002. As of March 31, 2002, the Company had repurchased approximately 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. In May and November 2002, the Company's Board of Directors approved increases of 2 million shares under the existing Black Box common share repurchase program. During Fiscal 2003, the Company repurchased approximately 1.7 million shares for an aggregate purchase price of $63,192. Since inception of the repurchase program in April 1999, the Company has repurchased in aggregate approximately 3.8 million shares for approximately $164,000 through March 31, 2003. Funding for the stock repurchases came from existing cash flow and borrowings under credit facilities. In May 2003, the Company's Board of Directors once again approved an increase of 1 million shares under the common share repurchase program. Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

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

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income in stockholders' equity on the Consolidated Balance Sheet. At March 31, 2003, the open foreign exchange contracts related to intercompany transactions were in Japanese yen, Pound sterling, Canadian dollar, Swiss franc and Australian dollar. These open contracts are valued at approximately $5,914 and will expire at various dates through June 27, 2003. The open contracts have contract rates of 123.50 to 123.85 Japanese yen, 0.6329 to
0.6494 Pound sterling, 1.4744 to 1.4799 Canadian dollars, 1.3501 to 1.3512 Swiss francs and 1.6692 to 1.6812 Australian dollars, all per U.S. dollar.

As of March 31, 2003, the Company had contractual obligations as follows:

                                                                  PAYMENTS DUE BY PERIOD
                                                     LESS THAN 1           1-3             3-5         MORE THAN 5
CONTRACTUAL OBLIGATIONS                 TOTAL           YEAR              YEARS           YEARS           YEARS
----------------------------------------------------------------------------------------------------------------------
Long-term debt obligations            $ 49,453        $   --            $ 49,453          $   --         $   --
Operating lease obligations             14,168          4,960              5,760            3,448            --
Purchase obligations                       --             --                 --               --             --
Other long-term liabilities
  reflected on the Registrant's
  Balance Sheet under GAAP                 507            --                 507              --             --
----------------------------------------------------------------------------------------------------------------------
Total                                 $ 64,128        $ 4,960           $ 55,720          $ 3,448        $   --
----------------------------------------------------------------------------------------------------------------------

The Company believes that its cash flow from operations and its existing credit facilities will be sufficient to satisfy its liquidity needs for the foreseeable future.


IV.  CRITICAL ACCOUNTING POLICIES:

INTRODUCTION

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

REVENUE RECOGNITION

The Company recognizes revenue for hotline services when title transfers at the time of shipment.

For its structured cabling and telephony services, the Company recognizes revenues on short-term projects (generally projects with a duration of less than one month) as the projects are completed and invoiced to the client. Revenues from long-term projects (projects with a duration of greater than one month, generally two to four months) are recognized according to the percentage of completion method. Under the percentage of completion method, income is recognized based on a ratio of estimated costs incurred to total estimated contract costs. Losses, if any, on such contracts are provided in full when they become known. Billing in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities and any costs and estimated earnings in excess of billings are classified as current assets.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. These allowances are based on both recent trends of certain clients estimated to be a greater credit risk as well as general trends of the entire client pool. If the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY RESERVES: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

DEFERRED TAX VALUATION ALLOWANCES: Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be expensed in the period such determination was made.

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

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to test goodwill for impairment at least annually. Changes in management's judgments and estimates could significantly affect the Company's analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company's reporting units, the Company uses other valuation techniques. The models used to estimate the fair value of the reporting units include an earning model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company's estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management's judgment regarding the applicable discount rates to use to discount those estimated cash flows. The Company has $369,790 of goodwill as of March 31, 2003 and changes to the judgments and estimates used in the models could result in a significantly different estimate of the fair value of the reporting units, which could result in an impairment of goodwill.

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


V.  NEW ACCOUNTING PRONOUNCEMENTS:

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This SFAS retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this SFAS must be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of Fiscal 2003. Its adoption did not have a material effect on the Company's financial statements or results of operations.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. The SFAS updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 as they relate to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 must be applied for years beginning after May 15, 2002. The application of SFAS No. 145 did not have a material effect on the Company's financial statements or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002. During the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 in accordance with the provisions of SFAS No. 146.

On December 31, 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28 "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company continues to apply Opinion No 25 in accounting for stock-based compensation. SFAS No. 148 amendments of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002 and are included in Note 7 to the Consolidated Financial Statements.

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in the Company's interim and annual filings. The provisions of FIN 45 are effective for financial statements issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial statements or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of this Statement should be applied prospectively. The application of SFAS No. 149 is not expected to have a material effect on the Company's financial statements or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS No. 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial statements or results of operations.


VI.  INFLATION:

The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.


VII.  RISK FACTORS:

The Company operates in a very highly competitive industry:

     o The Company competes with a variety of competitors. There can be no assurance that the Company will be able to continue to compete effectively against existing competitors or new competitors that may enter the market in the future.

The Company is subject to the risks of doing business internationally:

     o The Company's operations in foreign countries are subject to the risks normally associated with foreign operations, including, but not limited to, possible changes in export or import restrictions, the inability to effect currency exchanges, the impact of inflation and the modification or introduction of other governmental policies with potentially adverse effects.

     o In addition, the Company may be exposed to gains or losses attributable to fluctuations in currency value. In an effort to reduce the Company's exposure, the Company has in the past, and may in the future, enter into forward exchange contracts to reduce the impact of currency fluctuations in intercompany transactions denominated in foreign currencies.

Business is dependent upon the Company's key personnel:

     o The Company's success depends to a significant degree upon the continued contributions of key personnel around the world. Most key personnel have executed non-competition agreements. If certain of these key personnel were to leave Black Box, the Company's business could be adversely affected.

VIII.  FORWARD LOOKING STATEMENTS:

When included in this Annual Report on Form 10-K or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the ability of the Company to identify, acquire and operate additional technical service companies, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. A discussion of accounting policies for financial derivatives is included in Note 1 to the Consolidated Financial Statements. At March 31, 2003, the Company had total open contracts valued at approximately $5,914 with a fair value of approximately $5,989.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $49,100 of variable rate debt. At March 31, 2003, an instantaneous 100 basis point increase in the interest rate would reduce the Company's expected net income in the subsequent year by $314, assuming the Company employed no intervention strategies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    BLACK BOX CORPORATION AND SUBSIDIARIES

         Report of Independent Auditors

         Consolidated Statements of Income

         Consolidated Balance Sheets

         Consolidated Statements of Changes in Stockholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Black Box Corporation:

We have audited the accompanying consolidated balance sheet of Black Box Corporation and subsidiaries as of March 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended March 31, 2003 listed in the index in Item 16(a)2 of the Company's Form 10-K for the fiscal year ended March 31, 2003. These financial statements and supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audit. The consolidated financial statements of Black Box Corporation and subsidiaries as of March 31, 2002, and for the two fiscal years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 26, 2002 before the restatement adjustments described in Note 12. Their report also contained an explanatory paragraph related to the Company's change in accounting for goodwill and other intangible assets.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Box Corporation and subsidiaries as of March 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule for the year ended March 31, 2003 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of Black Box Corporation as of March 31, 2002, and for the two fiscal years then ended were audited by other auditors who have ceased operations. As described in Note 12, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2002 and 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2002 and 2001 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 and 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 and 2001 financial statements taken as a whole.


                                                          /s/ ERNST & YOUNG LLP
May 5, 2003

The following report is a copy of a previously issued report by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP in connection with the filing of this Form 10-K. See Exhibit 23.2 for further discussion. The Consolidated Balance Sheet as of March 31, 2001, referred to below, is not included in this filing on Form 10-K.




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


                                                     /s/ ARTHUR ANDERSEN LLP


    Pittsburgh, Pennsylvania
    April 26, 2002

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                    (In Thousands, Except Per Share Amounts)


                                                                           YEAR ENDED MARCH 31,
                                                                --------------------------------------------
                                                                       2001         2002         2003
------------------------------------------------------------------------------------------------------------
Revenues                                                           $ 826,993     $ 743,681     $ 605,017
   Cost of sales                                                     493,861       453,131       366,170
------------------------------------------------------------------------------------------------------------

Gross profit                                                         333,132       290,550       238,847

   Selling, general and administrative expenses                      203,377       181,867       152,808
   Restructuring expense                                              --             3,500         6,536
   Intangibles amortization                                           12,821           170           377
------------------------------------------------------------------------------------------------------------

Operating income                                                     116,934       105,013        79,126

   Interest expense, net                                              11,312         6,268         2,826
   Other expense, net                                                    392           275           229
------------------------------------------------------------------------------------------------------------

Income before income taxes                                           105,230        98,470        76,071

   Provision for income taxes                                         41,040        36,428        27,386
------------------------------------------------------------------------------------------------------------

Net income                                                           $64,190       $62,042     $  48,685
------------------------------------------------------------------------------------------------------------

Basic earnings per common share                                       $ 3.40        $ 3.11     $    2.46

Diluted earnings per common share                                     $ 3.22        $ 2.97     $    2.39
------------------------------------------------------------------------------------------------------------

Weighted average common shares                                        18,904        19,936        19,781

Weighted average common and common equivalent shares                  19,929        20,860        20,342

------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      (In Thousands, Except Share Amounts)


                                                                                                MARCH 31,
                                                                                  ------------------------------
                                                                                        2002           2003
----------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                          $  13,423       $  14,043
  Accounts receivable, net of allowance for doubtful accounts of
    $8,207 and $11,710, respectively                                                   115,969         100,263
  Inventories, net                                                                      46,081          40,047
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                           24,015          18,261
  Deferred tax asset                                                                      --             5,425
  Other current assets                                                                  19,959          10,627
----------------------------------------------------------------------------------------------------------------
    Total current assets                                                               219,447         188,666

Property, plant and equipment, net                                                      41,063          34,737
Goodwill, net                                                                          357,630         369,790
Intangibles, net                                                                        29,656          29,509
Other assets                                                                             2,991           4,027
----------------------------------------------------------------------------------------------------------------

    Total assets                                                                     $ 650,787       $ 626,729
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current debt                                                                       $   3,189       $     926
  Accounts payable                                                                      34,279          30,508
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                            4,235           3,295
  Accrued compensation and benefits                                                      8,336           6,860
  Accrued restructuring expenses                                                         2,882           6,181
  Other accrued expenses                                                                19,907          19,364
  Accrued income taxes                                                                   3,155           2,940
----------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                           75,983          70,074

Long-term debt                                                                          75,497          49,453
Deferred taxes                                                                           7,383          12,273
Other liabilities                                                                        1,826             507

Stockholders' equity:
Preferred stock authorized 5,000,000; par value  $1.00; none issued
    and outstanding                                                                        --              --
Common stock authorized 100,000,000; par value  $.001; issued
    22,351,049 and 22,594,034 shares, respectively                                          22              23
  Additional paid-in capital                                                           287,714         295,271
  Retained earnings                                                                    312,288         359,037
  Treasury stock, at cost, 2,105,000 and 3,822,500 shares, respectively               (100,355)       (163,547)
  Accumulated other comprehensive (loss)/income                                         (9,571)          3,638
----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                         490,098         494,422
----------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                                       $ 650,787       $ 626,729
----------------------------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (In Thousands, Except Share Amounts)

                                                                                                         CUMULATIVE
                                                                              ADDITIONAL                   FOREIGN
                                              COMMON STOCK        TREASURY     PAID-IN       RETAINED     CURRENCY
                                              ------------
                                           SHARES     AMOUNT       STOCK       CAPITAL       EARNINGS    TRANSLATION     TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                19,940,217     $ 20     $ (67,253)    $ 144,828     $ 186,056     $ (5,324)   $ 258,327

Comprehensive income:
   Net income                                                                                   64,190                    64,190
   Foreign currency translation
    adjustment                                                                                               (3,690)      (3,690)
                                                                                                                        ========
Comprehensive income                                                                                                      60,500

Purchase of treasury stock                                         (33,102)                                              (33,102)
Issuance of common stock                  1,290,455        1                      95,598                                  95,599
Exercise of options                         175,695                                4,916                                   4,916
Tax benefit from exercised options                                                 2,711                                   2,711
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2001                21,406,367       21      (100,355)      248,053       250,246       (9,014)     388,951

Comprehensive income:
   Net income                                                                                   62,042                    62,042
   Foreign currency translation
    adjustment                                                                                                 (389)        (389)
   Unrealized losses on derivatives
    designated and qualified as cash
    flow hedges                                                                                                (323)        (323)
   Reclassification of unrealized
    gains on expired derivatives                                                                                155          155
                                                                                                                        ========
Comprehensive income                                                                                                      61,485

Issuance of common stock                    654,562        1                      28,070                                  28,071
Exercise of options                         290,120                                8,954                                   8,954
Tax benefit from exercised options                                                 2,637                                   2,637
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2002                22,351,049       22      (100,355)      287,714       312,288                   490,098
                                                                                                             (9,571)

Comprehensive income:
   Net income                                                                                   48,685                    48,685
   Foreign currency translation
    adjustment                                                                                  12,808                    12,808
   Unrealized gains on derivatives
    designated and qualified as cash
    flow hedges                                                                                                 233          233
   Reclassification of unrealized
    losses on expired derivatives                                                                               168          168
                                                                                                                        ========
Comprehensive income                                                                                                      61,894

Dividends declared                                                                              (1,936)
                                                                                                                          (1,936)
Purchase of treasury stock                                         (63,192)                                              (63,192)
Issuance of common stock                     23,836        1
                                                                                     968                                     969
Exercise of options                         219,149                                4,767                                   4,767
Tax benefit from exercised options                                                 1,822                                   1,822

----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2003                22,594,034     $ 23     $(163,547)    $ 295,271     $ 359,037     $  3,638    $ 494,422
----------------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                YEAR ENDED MARCH 31,
                                                                  ----------------------------------------------
                                                                      2001              2002              2003
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $  64,190         $  62,042         $  48,685
  Adjustments to reconcile net income to cash provided by
    operating activities:
  Depreciation and amortization                                       20,906             8,293             8,016
  Changes in working capital items:
    Accounts receivable, net                                         (18,608)           51,864            17,043
    Inventories, net                                                  (3,151)            5,805             6,176
    Other current assets                                             (17,361)            5,867            13,951
    Accounts payable                                                  18,831           (40,827)           (3,771)
    Accrued compensation and benefits                                   (868)           (8,083)           (1,476)
    Accrued expenses                                                     179            (5,469)           (3,137)
    Accrued income taxes                                               1,754           (11,594)             (215)
----------------------------------------------------------------------------------------------------------------
  Cash provided by operating activities                               65,872            67,898            85,272
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures, net                                         (6,911)             (992)             (304)
    Merger transactions, net of cash acquired of $4,432,
      $8,460 and $1,751, respectively, and prior
      merger-related payments                                        (53,435)          (19,372)           (7,822)
----------------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                  (60,346)          (20,364)           (8,126)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of borrowings                                         (230,150)         (190,670)         (132,168)
    Proceeds from borrowings                                         252,180           139,500           103,750
    Proceeds from the exercise of options                              7,627            11,591             4,886
    Payment of dividends                                                --                --                (975)
    Purchase of treasury stock                                       (33,102)             --             (58,473)
----------------------------------------------------------------------------------------------------------------

Cash used in financing activities                                     (3,445)          (39,579)          (82,980)
----------------------------------------------------------------------------------------------------------------
Foreign currency exchange impact on cash                              (4,515)             (741)            6,454
----------------------------------------------------------------------------------------------------------------
(Decrease)/increase in cash and cash equivalents                      (2,434)            7,214               620
Cash and cash equivalents at beginning of year                         8,643             6,209            13,423
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $   6,209         $  13,423         $  14,043
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW:
    Cash paid for interest                                         $  10,785         $   7,174         $   2,827
    Cash paid for income taxes                                        39,286            47,603            28,120
    Non-cash financing activities:
      Dividends payable                                                 --                --                 961
      Treasury stock repurchases payable                                --                --               4,719
    Merger transactions:
       Fair value of assets acquired                               $  79,548         $  34,784         $   8,081
       Fair value of liabilities assumed                             (28,781)          (12,046)           (1,691)
                                                                   ---------------------------------------------
       Cash paid                                                      50,767            22,738             6,390
       Other cash payments related to mergers                          7,100             4,094             3,183
       Less cash acquired                                             (4,432)           (8,460)           (1,751)
                                                                   ---------------------------------------------
       Net cash paid for mergers                                   $  53,435         $  19,372         $   7,822
----------------------------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in Thousands, Except Per Share Amounts)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Black Box Corporation is the world's largest technical services company dedicated to designing, building and maintaining today's complicated network infrastructure systems, servicing 150,000 clients in 132 countries with 117 offices throughout the world.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Black Box Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION: The Company recognizes revenues for hotline services when title transfers at the time of shipment.

For its structured cabling and telephony services, the Company recognizes revenues on short-term projects (generally projects with a duration of less than one month) as the projects are completed and invoiced to the client. Revenues from long-term projects (projects with a duration of greater than one month, generally two to four months) are recognized according to the percentage of completion method. Under the percentage of completion method, income is recognized based on a ratio of estimated costs incurred to total estimated contract costs. Losses, if any, on such contracts are provided in full when they become known. Billing in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities and any costs and estimated earnings in excess of billings are classified as current assets.

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

ACCOUNTS RECEIVABLE, NET OF ALLOWANCES: Allowances are maintained against accounts receivable for doubtful accounts, product returns and product discounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of clients to make required payments. These allowances are based on both recent trends of clients estimated to be a greater credit risk as well as general trends of the entire client pool.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances at March 31 are as follows:

                                                          2002                  2003
------------------------------------------------------------------------------------------
Raw materials                                        $   2,417            $    1,909
Work-in-process                                              5                     3
Finished goods                                          47,017                42,116
------------------------------------------------------------------------------------------
Subtotal                                                49,439                44,028
Excess and obsolete inventory reserves                   (3,358)               (3,981)
------------------------------------------------------------------------------------------
Inventory, net                                        $ 46,081              $ 40,047
------------------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. The useful life for buildings and improvements is 30 years and for machinery and equipment is 3 to 5 years. Maintenance and minor repair costs are charged to expense as incurred. Major replacements or betterments are capitalized. When items are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and, if applicable, a gain or loss is recorded.

Property, plant and equipment balances, net of accumulated depreciation, at March 31 are as follows:

                                                          2002                 2003
------------------------------------------------------------------------------------------
Land                                                  $    2,405            $   2,405
Building and improvements                                 26,169               26,619
Machinery                                                 51,124               51,431
------------------------------------------------------------------------------------------
Subtotal                                                  79,698               80,455
Accumulated depreciation                                 (38,635)             (45,718)
------------------------------------------------------------------------------------------
Property, plant and equipment, net                      $ 41,063             $ 34,737
------------------------------------------------------------------------------------------

PROVISION FOR WARRANTIES: The Company provides for various product warranties. In accordance with FASB Interpretation No. 45, the changes in the provision for warranties for the year ended March 31, 2003, are as follows:

                                                         PROVISION FOR WARRANTIES
-----------------------------------------------------------------------------------
Balance as of March 31, 2002                                      $ 185
Additions to provision                                              119
Charges against provision                                          (120)
-----------------------------------------------------------------------------------
Balance as of March 31, 2003                                      $ 184
-----------------------------------------------------------------------------------

STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation, including stock options and employee stock purchases, under APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 7 for related pro forma disclosures.

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

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. The Company has adopted SFAS No. 133, and as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" effective April 1, 2001. These contracts, designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of product and services. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income. Gains and losses realized on contracts at maturity and any gain or loss on the satisfaction of intercompany amounts are recorded as a component of operating income.

At March 31, 2003, the open foreign exchange contracts were in Japanese yen, Pound sterling, Canadian dollar, Swiss franc and Australian dollar. The total open contracts, valued at approximately $5,914, have a fair value of $5,989 and will expire within three months. The open contracts have contract rates of
123.50 to 123.85 Japanese yen, 0.6329 to 0.6494 Pound sterling, 1.4744 to 1.4799
Canadian dollars, 1.3501 to 1.3512 Swiss francs and 1.6692 to 1.6812 Australian dollars, all per U.S. dollar.

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

USE OF ESTIMATES: The preparation of financial statements in accordance with generally accepted accounting standards in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying financial statements. Actual results could differ from those amounts. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

NEW ACCOUNTING PRONOUNCEMENTS: In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This SFAS retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this SFAS must be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of Fiscal 2003. Its adoption did not have a material effect on the Company's financial statements or results of operations.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. The SFAS updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 146 as they relate to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 must be applied for years beginning after May 15, 2002. The application of SFAS No. 145 did not have a material effect on the Company's financial statements or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002. During the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 in accordance with the provisions of SFAS No. 146.

On December 31, 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28 "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company continues to apply Opinion No 25 in accounting for stock-based compensation. SFAS No. 148 amendments of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002 and are included in Note 7 to the Consolidated Financial Statements.

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in the Company's interim and annual filings. The provisions of FIN 45 are effective for financial statements issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial statements or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of this Statement should be applied prospectively. The application of SFAS No. 149 is not expected to have a material effect on the Company's financial statements or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS No. 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial statements or results of operations.


NOTE 2:  CHANGES IN BUSINESS

During Fiscal 2003, the Company successfully completed three business combinations that have been accounted for using the purchase method of accounting, June 2002 - Societe d'Installation de Reseaux Informatiques et Electriques; July 2002 - EDC Communications Limited and EDC Communications (Ireland) Limited; and January 2003 - Rowe Structured Cabling Ltd. The aggregate purchase price of these three business combinations was approximately $4,600 and resulted in goodwill of $3,317 and other intangibles of $348 in accordance with SFAS No. 141, "Business Combinations," which the Company adopted during the third quarter of Fiscal 2002. The other intangibles balance consisted of non-compete agreements and backlog. In addition, during Fiscal 2003, the Company paid approximately $3,200 for obligations related to mergers completed in prior periods.

As of March 31, 2003, all non-compete agreements had an estimated gross value of $2,039 and accumulated amortization of $290. As of March 31, 2003, the backlog intangibles had a gross value of $307 and accumulated amortization of $286. See
Note 3, "Intangible Assets."

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

The aggregate purchase price of the above 18 companies including deal costs was approximately $50,500 and resulted in goodwill of $43,900 and other intangibles of approximately $2,100 in accordance with SFAS No. 141, "Business Combinations," which the Company adopted during the second quarter of Fiscal 2002. The other intangibles balance consisted of non-compete agreements and backlog. As of March 31, 2002, the non-compete agreements had an estimated gross value of $1,886 and accumulated amortization of $91. As of March 31, 2002, the backlog intangibles had a gross value of $203 and accumulated amortization of $79.

As of March 31, 2003, certain merger agreements provide for contingent payments of up to $2,772. Upon meeting future operating performance goals, goodwill will be adjusted for the amount of the contingent payments.

The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if the acquired entities had been purchased at the beginning of the stated periods:

                                                                             YEAR ENDED MARCH 31,
                                                                      --------------------------------
                                                                           2002              2003
                                                                        (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------
Revenue                             As reported                          $  743,681        $ 605,017
                                    Mergers-pre Black Box                    31,787            2,931
                                                                      --------------------------------
                                    Pro forma                               775,468          607,948
------------------------------------------------------------------------------------------------------
Net income                          As reported                          $   62,042        $  48,685
                                    % of revenues                               8.3%             8.0%
                                    Mergers-pre Black Box                     3,730              216
                                    % of revenues                              11.8%             7.4%
                                                                      --------------------------------
                                    Pro forma                                65,772           48,901
                                    % of revenues                               8.5%             8.0%
------------------------------------------------------------------------------------------------------
Diluted earnings per share          As reported                          $     2.97        $    2.39
                                    Pro forma                                  3.15             2.40
------------------------------------------------------------------------------------------------------

NOTE 3: INTANGIBLE ASSETS

On April 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of April 1, 2001 by comparing the fair value of each reporting unit to its carrying value, and no impairment existed. In addition, during the third quarter of Fiscal 2002 and Fiscal 2003, the Company conducted it annual impairment analysis and no impairment existed. During the third quarter of each future fiscal year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles as identified in SFAS No. 141 other than goodwill, are its trademarks, non-compete agreements and acquired backlog. During the fourth quarter of Fiscal 2003, the Company changed its reportable segments and in accordance with SFAS No. 142, evaluated its intangibles for impairment and none existed.

As of March 31, 2003 and 2002, the Company's trademarks had a gross carrying amount of $35,992 and accumulated amortization of $8,253 and the Company believes this intangible has an indefinite life.

The Company had the following other intangibles as of March 31:

                                          GROSS CARRYING AMOUNT              ACCUMULATED AMORTIZATION
-------------------------------------------------------------------------------------------------------
                                          2002             2003                2002             2003
                                          ----             ----                ----             ----
Non-Compete Agreements                  $ 1,884          $ 2,039              $  92            $ 290
Acquired Backlog                            203              307                 78              286
-------------------------------------------------------------------------------------------------------
Total                                   $ 2,087          $ 2,346              $ 170            $ 576
-------------------------------------------------------------------------------------------------------

The non-compete agreements and acquired backlog are amortized over their estimated useful lives of approximately 10 years and 1 year, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the year ended March 31, 2003 was $186 and $191, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the year ended March 31, 2002 was $92 and $78, respectively. The estimated amortization expense for each of the five fiscal years subsequent to March 31, 2003 for the non-compete agreements and acquired backlog intangibles is as follows: 2004 - $200; 2005 - $186; 2006 - $186; and 2007 - $186 and 2008 - $186.

The changes in the carrying amount of goodwill for the year ended March 31, 2003, are as follows:

                                                NORTH
                                               AMERICA            EUROPE          ALL OTHER         TOTAL
---------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2002                  $ 306,836          $ 49,048          $ 1,746        $ 357,630
Goodwill during the period related to:
  Mergers                                          --               3,317             --              3,317
  Actual earnout payments                         2,307               458             --              2,765
  Currency translation/other                         71             6,150             (143)           6,078
---------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2003                  $ 309,214          $ 58,973          $ 1,603        $ 369,790
---------------------------------------------------------------------------------------------------------------

The following table reports pro forma information as if SFAS No. 142 had been adopted in all periods presented:


                                                                     YEAR ENDED MARCH 31,
                                                     --------------------------------------------------
                                                           2001              2002              2003
-------------------------------------------------------------------------------------------------------
Reported net income                                     $ 64,190           $ 62,042          $ 48,685
Goodwill amortization                                      9,466               --                --
Trademark amortization                                       716               --                --
-------------------------------------------------------------------------------------------------------
Adjusted net income                                     $ 74,372           $ 62,042          $ 48,685
-------------------------------------------------------------------------------------------------------
Basic earnings per share                                $   3.40           $   3.11          $   2.46
Goodwill amortization                                       0.50               --                --
Trademark amortization                                      0.04               --                --
-------------------------------------------------------------------------------------------------------
Adjusted basic earnings per share                       $   3.94           $   3.11          $   2.46
-------------------------------------------------------------------------------------------------------
Diluted earnings per share                              $   3.22           $   2.97          $   2.39
Goodwill amortization                                       0.47               --                --
Trademark amortization                                      0.04               --                --
-------------------------------------------------------------------------------------------------------
Adjusted diluted earnings per share                     $   3.73           $   2.97          $   2.39
-------------------------------------------------------------------------------------------------------


NOTE 4:  INDEBTEDNESS

Long-term debt at March 31 is as follows:

                                                                     2002                 2003
-----------------------------------------------------------------------------------------------------
Revolving credit agreement                                         $ 75,000            $ 49,100
Other debt                                                            3,686               1,279
-----------------------------------------------------------------------------------------------------
Total debt                                                           78,686              50,379
Less:  current portion                                               (3,189)               (926)
-----------------------------------------------------------------------------------------------------
Long-term debt                                                     $ 75,497            $ 49,453
-----------------------------------------------------------------------------------------------------

On April 4, 2000, Black Box Corporation of PA, a domestic subsidiary of the Company, entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The Long Term Revolver was scheduled to expire on April 4, 2003 and the Short Term Revolver was scheduled to expire on April 4, 2002. In April 2002, the Long Term Revolver was extended to April 4, 2005 and the Short Term Revolver was extended to April 2, 2003 when it expired. On April 4, 2003, then Company entered into an agreement whereby Citizens Bank of Pennsylvania became successor agent to Mellon Bank, N.A. Mellon Bank continues to be a Participant in the credit agreement. During Fiscal 2003, the maximum amount and average balance outstanding under the Syndicated Debt was $83,050 and $63,063, respectively.

Interest on the Syndicated Debt is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The applicable margin is adjusted each quarter based on the Company's consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% on the Euro-dollar rate option and from zero to 0.75% on the prime rate option. As of March 31, 2003, the margin was 0.75% on the Euro-dollar rate option and zero on the prime rate option. The Syndicated Debt provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.20% to 0.375%. As of March 31, 2003, the commitment fee percentage was 0.25% on the Long Term Revolver and 0.20% on the Short Term Revolver. The Syndicated Debt is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants including without limitation requirements for minimum net worth, fixed charge coverage, interest coverage and consolidated leverage ratio. The weighted average interest rate on all indebtedness of the Company for Fiscal 2003 and 2002 was approximately 2.5% and 4.4%, respectively.

Other debt is composed of various bank and third party, non-employee loans secured by specific pieces of equipment and real property. Interest on these loans is fixed and ranges from 1% to 5%.

At March 31, 2003, the Company had $4,346 of letters of credit outstanding.

The aggregate amount of the minimum principal payments for each of the five fiscal years subsequent to March 31, 2003 for all indebtedness outstanding at the end of Fiscal 2003 is as follows: 2004 - $926; 2005 - $49,441; 2006 - $12;
2007 - $0; and 2008 - $0.

The fair value of the Company's debt at March 31, 2003 approximates the carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.


NOTE 5:  INCOME TAXES

The domestic and foreign components of pretax income from continuing operations for the years ended March 31 are as follows:

                                              2001               2002              2003
------------------------------------------------------------------------------------------
Domestic                                    $  80,863          $ 77,874         $ 63,572
Foreign                                        24,367            20,596           12,499
------------------------------------------------------------------------------------------
Consolidated                                $ 105,230          $ 98,470         $ 76,071
------------------------------------------------------------------------------------------


The provision for income tax charged to continuing operations for the years ended March 31 are as follows:

                                               2001              2002             2003
------------------------------------------------------------------------------------------
Current:
  Federal                                    $ 25,085          $ 21,796         $ 17,560
  State                                         3,836             2,669            1,948
  Foreign                                       8,739             6,536            4,555
------------------------------------------------------------------------------------------
Total current                                  37,660            31,001           24,063
Deferred                                        3,380             5,427            3,323
------------------------------------------------------------------------------------------
Total provision for income taxes             $ 41,040          $ 36,428         $ 27,386
------------------------------------------------------------------------------------------

Reconciliations between income taxes from continuing operations computed using the federal statutory income tax rate and the Company's effective tax rate for the years ended March 31 are as follows:

                                                             2001            2002             2003
---------------------------------------------------------------------------------------------------------
Federal statutory tax rate                                  35.0%             35.0%           35.0%
Foreign taxes, net of foreign tax credits                   (1.4)             (0.9)           (0.2)
Amortization of nondeductible intangibles                    3.1               --              --
State income taxes, net of federal benefit                   2.6               2.1             1.8
Other, net                                                  (0.3)              0.8            (0.6)
---------------------------------------------------------------------------------------------------------
Effective tax rate                                          39.0%             37.0%           36.0%
---------------------------------------------------------------------------------------------------------


The components of current and long-term deferred tax liabilities/assets at March 31 are as follows:

                                                                              2002            2003
--------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
    Tradename and trademarks                                                $ 10,390        $   9,686
    Amortization of intangibles                                                2,577            3,224
    Unremitted earnings of Japanese subsidiary                                 2,264            1,673
    Basis of fixed assets                                                      1,043              814
--------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                16,274           15,397
--------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
    Net operating losses                                                       1,065             3003
    Foreign tax credit carryforwards                                           2,823             2060
    Allowance for doubtful accounts                                            1,613            1,873
    Basis of finished goods inventory                                            691              687
    Other                                                                      1,598              926
--------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                      7,790            8,549
--------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                $  8,484        $   6,848
--------------------------------------------------------------------------------------------------------

At March 31, 2003, the Company had $2,890, $13,994 and $3,228 of federal, state and foreign net operating loss carryforwards, respectively. As a result of the Company's reorganization in 1992 and concurrent ownership change, Section 382 of the Internal Revenue Code limits the amount of net operating losses available to the Company to approximately $600 per year. The federal net operating loss carryforwards expire in the fiscal years 2004 through 2007. The state net operating loss carryforwards expire at various times through Fiscal 2018 and the foreign net operating loss carryforwards expire at various times through Fiscal 2013, with the exception of Belgium, which has no expiration.

In general, except for certain earnings in Japan, it is management's intention to reinvest undistributed earnings of foreign subsidiaries, which aggregate approximately $7,484 based on exchange rates at March 31, 2003. However, from time to time, the foreign subsidiaries declare dividends to the U.S. parent, at which time the appropriate amount of tax is determined. Also, additional taxes could be necessary if foreign earnings were loaned to the parent or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and facilities under noncancelable operating lease agreements, which contain provisions for certain rental adjustments as well as renewal options. Rent expense under these operating leases for the years ended March 31, 2001, 2002 and 2003 was $8,608, $10,085 and $10,779, respectively. At March 31, 2003, the minimum lease commitments under all noncancelable operating leases for the next five years are as follows: 2004
- $4,960; 2005 - $3,480; 2006 - $2,280; 2007 - $1,497; 2008 - $1,081; and
thereafter - $870.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. In addition, there are two arbitration awards against the Company for $1,500 and $1,300 that are being appealed. Based on the facts currently available to the Company, management believes all such matters are adequately provided for, covered by insurance, are without merit, or are of such amounts which upon resolution will not have a material adverse effect on the consolidated financial position, the results of operations or cash flows of the Company.

The Company has been named as a defendant in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Company believes that the claims are without merit and intends to defend itself vigorously.


NOTE 7:  INCENTIVE COMPENSATION PLANS

PERFORMANCE BONUS: The Company has a variable compensation plan covering certain team members. This plan provides for the payment of a bonus based on the attainment of certain annual or quarterly performance targets. The amount expensed under this variable compensation plan for the years ended March 31, 2001, 2002 and 2003 was $5,020, $3,365 and $0, respectively. All payments are subject to approval by the Board of Directors upon the completion of the annual audit.

PROFIT SHARING AND SAVINGS PLAN: The Company has various Profit Sharing and Savings Plans ("Plans") which qualify as deferred salary arrangements under
Section 401(k) of the Internal Revenue Code. Under the Plans, participants are permitted to contribute various percentages of their compensation, as defined, and the Company matches a percentage of the participant's contributions. The total Company contribution for the years ended March 31, 2001, 2002 and 2003 was $3,841, $3,185 and $2,896, respectively.

STOCK OPTION PLANS: The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the "Employee Plan"), and the 1992 Directors Stock Option Plan, as amended (the "Directors Plan"). The Employee Plan authorizes the issuance of options and stock appreciation rights ("SARs") for up to 6,850,000 shares of common stock. Options are issued by the Board of Directors or a Board committee to key employees of the Company and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The Directors Plan authorizes the issuance of options and SARs for up to 190,000 shares of common stock. Options are issued by the Board of Directors or a Board committee and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The following is a summary of the Company's stock option plans for the years ended March 31:

                                             2001                          2002                     2003
                                             ----                          ----                     ----
                                                 WEIGHTED                   WEIGHTED                    WEIGHTED
                                                  AVERAGE                    AVERAGE                    AVERAGE
                                                 EXERCISE                   EXERCISE                    EXERCISE
(Shares in thousands)               SHARES         PRICE        SHARES        PRICE        SHARES        PRICE
--------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     2,971        $ 28.54      $ 3,678       $ 31.95        4,089       $ 33.69
   Granted                             918          42.47          833         41.51          711         35.09
   Exercised                          (175)         28.04         (290)        30.86         (219)        22.06
   Forfeited                           (36)         37.98         (132)        41.35          (80)        43.13
--------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           3,678        $ 31.95        4,089       $ 33.69        4,501       $ 34.29

Exercisable at end of year           1,995        $ 24.62        2,519       $ 28.24        3,035       $ 32.25

Weighted average incremental
  fair value of options granted
  during the year using
  Black-Sholes option pricing
  model                                           $ 27.18                    $ 29.07                    $ 15.67
--------------------------------------------------------------------------------------------------------------------


The following table summarizes information about the stock options outstanding at March 31, 2003:

                                                    OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                  ------------------------     -------------------------
                                                   WEIGHTED
(Shares in thousands)                              AVERAGE        WEIGHTED                      WEIGHTED
                                                  REMAINING       AVERAGE                        AVERAGE
      RANGE OF                    SHARES         CONTRACTUAL      EXERCISE       SHARES         EXERCISE
  EXERCISE PRICES               OUTSTANDING          LIFE           PRICE      EXERCISABLE        PRICE
---------------------------------------------------------------------------------------------------------
  $9.78  - $13.30                    250          1.3 years        $ 10.06          250         $ 10.06
$13.3001 - $19.95                    209          2.2 years          14.91          209           14.91
$19.9501 - $26.60                    624          5.0 years          22.25          624           22.25
$26.6001 - $33.25                    956          6.9 years          29.59          546           30.38
$33.2501 - $39.90                     25          6.3 years          34.79           16           35.19
$39.9001 - $46.55                  2,258          7.9 years          42.85        1,213           43.18
$46.5501 - $53.20                    172          6.6 years          49.42          171           49.42
$53.2001 - $59.85                      3          6.8 years          55.88            3           55.88
$59.8501 - $66.50                      4          6.9 years          64.68            3           64.24
---------------------------------------------------------------------------------------------------------
     $ 9.78 - $66.50               4,501          6.6 years        $ 34.29        3,035         $ 32.25
---------------------------------------------------------------------------------------------------------

The Company continues to apply APB Opinion No. 25 in accounting for stock-based compensation. To date, no compensation cost has been recognized as all stock options have an exercise price equal to the market price on the date of the grant. Had the Company elected to recognize compensation cost based on the fair value basis under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts for the years ended March 31:

                                                                             2001          2002          2003
--------------------------------------------------------------------------------------------------------------------
Net income                As reported                                      $ 64,190      $ 62,042      $ 48,685
                          Stock-based employee compensation under
                          fair-value based method for all awards, net
                          of related tax effects                             (6,502)       (6,521)       (8,811)
                          Pro forma                                          57,688        55,521        39,874
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share  As reported                                      $   3.40      $   3.11      $   2.46
                          Pro forma                                            3.05          2.78          2.02

-------------------------------------------------------------------------------------------------------------------
Diluted earnings per      As reported                                      $    3.22     $   2.97      $   2.39
  share                   Pro forma                                             2.89         2.66          1.96
--------------------------------------------------------------------------------------------------------------------

The Company's last reported sale price of its Common Stock as quoted on Nasdaq National Market on March 31, 2001, 2002 and 2003 was $44.56, $48.42 and $29.83,
respectively.

The incremental fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for the years ended March 31:

                                                            2001              2002         2003
----------------------------------------------------------------------------------------------------
Expected life (in years)                                    4.4               4.4          5.3
Risk free interest rate                                     4.9%              4.0%         2.7%
Volatility                                                   62%               48%          49%
Dividend yield                                               --                --          0.7%
----------------------------------------------------------------------------------------------------


NOTE 8:  EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed under the treasury stock method based on the weighted average number of common shares issued and outstanding.

 The following table details this calculation for the years ended March 31:

(Shares in thousands)                                                      2001            2002             2003
--------------------------------------------------------------------------------------------------------------------
Net income for earnings per share computation                          $ 64,190          $ 62,042         $ 48,685
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share:
   Weighted average common shares                                        18,904            19,936           19,781
   Basic earnings per common share                                     $   3.40          $   3.11         $   2.46
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
   Weighted average common shares                                        18,904            19,936           19,781
   Shares issuable from assumed conversion of stock options and contingently issuable shares
     from acquisitions, net of tax savings                                1,025               924              561
                                                                  --------------------------------------------------
  Weighted average common and common equivalent shares
                                                                         19,929            20,860           20,342
  Diluted earnings per common share                                    $   3.22          $   2.97         $   2.39
--------------------------------------------------------------------------------------------------------------------

Options to purchase approximately 13,000 shares of Common Stock in Fiscal 2001, 10,000 shares of Common Stock in Fiscal 2002 and 1,648,000 shares of Common Stock in Fiscal 2003 were outstanding in those periods but were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price of the shares.


NOTE 9:  TREASURY STOCK

The Company previously announced intentions to repurchase up to 2.5 million shares of its Common Stock from April 1, 1999 through March 31, 2002. As of March 31, 2002 the Company had repurchased approximately 2.1 million shares at prevailing market prices for an aggregate purchase price of $100,355. In May and November 2002, the Company's Board of Directors approved increases of 2 million shares under the existing Black Box common share repurchase program. During Fiscal 2003, the Company repurchased approximately 1.7 million shares for an aggregate purchase price of $63,192. Since inception of the repurchase program in April 1999, the Company has repurchased in aggregate approximately 3.8 million shares for approximately $164,000 through March 31, 2003. Funding for the stock repurchases came from existing cash flow and borrowings under credit facilities. In May 2003, the Company's Board of Directors once again approved an increase of 1 million shares under the common share repurchase program. Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.


NOTE 10: COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

                                                                                     2002                2003
---------------------------------------------------------------------------------------------------------------------
Net income                                                                       $ 62,042              $ 48,685
Other comprehensive income:
   Foreign currency translation adjustment                                           (323)               12,808
   Unrealized (losses)/gains on derivatives designated and qualified as
     cash flow hedges                                                                (389)                  233
  Reclassification of unrealized gains and losses on expired derivatives              155                   168
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                             $ 61,485              $ 61,894
---------------------------------------------------------------------------------------------------------------------


The components of accumulated other comprehensive (loss)/income consisted of the following as of March 31:

                                                                                   2002                   2003
---------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                                          $ (9,403)               $ 3,405
Unrealized (losses)/gains on derivatives designated and qualified as cash
    flow hedges                                                                      (168)                   233
---------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive (loss)/income                              $ (9,571)               $ 3,638
---------------------------------------------------------------------------------------------------------------------

NOTE 11:  RESTRUCTURING

In the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 primarily related to adjusting staffing levels in its European operations and real estate consolidations. Of this charge, $5,034 related to severance for 245 total team members with $4,299 related to severance for 130 individuals in Europe, $581 related to severance for 94 individuals in North America, $154 related to severance for 21 individuals in Latin America, and $1,502 related to lease costs and other charges to consolidate offices.

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of approximately $3,500 primarily related to adjusting staffing levels in its European and Latin American Operations and facility closures in the U.S. Of this charge, $2,168 related to severance for 105 total team members with $1,830 related to severance for 60 team members in Europe, $230 related to severance for 19 team members in Latin America, $108 related to severance for 26 team members in North America, and $1,332 related to lease costs and other costs to consolidate two U.S. offices. The components of the charge and the restructuring accrual at March 31, 2003 are as follows:

                                    ACCRUED                                          ASSET        ACCRUED
                                   MARCH 31,        TOTAL            CASH            WRITE-      MARCH 31,
                                      2002          CHARGE       EXPENDITURES        DOWNS          2003
------------------------------------------------------------------------------- ---------------------------
Employee Severance                  $ 1,443         $ 5,034        $ 2,102           $  --        $ 4,375
Facility Closures                     1,439           1,502            556             579          1,806
------------------------------------------------------------------------------- ---------------------------
Total                               $ 2,882         $ 6,536        $ 2,658           $ 579        $ 6,181
------------------------------------------------------------------------------- ---------------------------


NOTE 12: SEGMENT REPORTING

As required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports the results of its operating segments. During the fourth quarter of Fiscal 2003, the Company changed its primary segments to be on a geographic basis as this is now the way it manages the business to be more responsive to the organization's changing operating structure. The primary reportable segments are comprised of North America, Europe and All Other. Consistent with SFAS No. 131, the Company aggregates similar operating units into reportable segments.

The accounting policies of the various segments are the same as those described in "Summary of Significant Accounting Principles" in Note 1. The Company evaluates the performance of each segment based on operating income. Inter-segment sales and segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented below.

Summary information by reportable segment is as follows for the years ended March 31:

NORTH AMERICA                                         2001               2002                  2003
-------------------------------------------------------------------------------------------------------
Revenues                                             $ 608,855        $ 533,410           $ 410,271
Operating income                                        67,109           65,500              53,592
Depreciation                                             6,081            5,659               5,314
Amortization                                            12,013               46                 131
Segment assets                                         607,111          611,675             586,339
-------------------------------------------------------------------------------------------------------

EUROPE                                                2001              2002                2003
-------------------------------------------------------------------------------------------------------
Revenues                                             $ 147,297        $ 155,715           $ 153,477
Operating income                                        28,350           25,758              17,729
Depreciation                                             1,555            1,944               1,825
Intangibles amortization                                   781              109                 224
Segment assets                                          98,508          113,556             123,090
-------------------------------------------------------------------------------------------------------

ALL OTHER                                              2001              2002                2003
-------------------------------------------------------------------------------------------------------
Revenues                                             $  70,841        $  54,556           $   41,269
Operating income                                        21,475           13,755                7,805
Depreciation                                               449              520                  500
Intangibles amortization                                    27               15                   22
Segment assets                                          28,040           24,980               17,920
-------------------------------------------------------------------------------------------------------

North America operating income for Fiscal 2002 was reduced by special items comprised of $5,027 incurred in the first quarter of Fiscal 2002 related primarily to two receivables from clients who filed for bankruptcy protection in that quarter and $1,439 for restructuring expenses in the fourth quarter of that year. Operating income for Europe and for All Other for Fiscal 2002 was reduced by $1,830 and $231, respectively, for restructuring expenses in the fourth quarter of that year.

North America operating income for Fiscal 2003 was reduced by special items comprised of $3,835 incurred in the fourth quarter of Fiscal 2003 related primarily to reserving for specific accounts receivable and $1,790 for restructuring expenses in the fourth quarter of that year. Operating income for Europe and All Other for Fiscal 2003 was reduced by $4,592 and $154, respectively, for restructuring expenses in the fourth quarter of that year.

The following reconciles segment assets to total consolidated assets for the years ending March 31:

ASSETS                                                            2001             2002              2003
---------------------------------------------------------------------------------------------------------------
Assets for North America, Europe and
    All Other segments                                         $ 733,659       $ 750,211         $ 727,349
Corporate eliminations                                           (80,729)        (99,424)         (100,620)
---------------------------------------------------------------------------------------------------------------
Total consolidated assets                                      $ 652,930       $ 650,787         $ 626,729
---------------------------------------------------------------------------------------------------------------

Management is also presented with and reviews revenues by service type. The following information is presented:



REVENUES                                              2001                    2002                  2003
----------------------------------------------------------------------------------------------------------------
Hotline Services                                     $ 389,697             $ 309,744               $ 252,105
Structured Cabling Services                            370,075               365,901                 275,842
Telephony Services                                      67,221                68,036                  77,070
----------------------------------------------------------------------------------------------------------------
Total revenues                                       $ 826,993             $ 743,681               $ 605,017
----------------------------------------------------------------------------------------------------------------


NOTE 13:  QUARTERLY DATA (UNAUDITED)

                                FIRST         SECOND           THIRD        FOURTH
                               QUARTER        QUARTER         QUARTER       QUARTER          YEAR
--------------------------------------------------------------------------------------------------------
FISCAL 2002
Revenues                     $ 207,116       $ 197,072       $ 179,241     $ 160,252       $ 743,681
Gross profit                    78,944          75,031          70,844        65,731         290,550
Net income                      15,083(1)       17,142          16,869        12,948(2)       62,042
Basic earnings per common
   share                          0.77            0.86            0.84          0.64            3.11
Diluted earnings per
   common share                   0.73            0.83            0.81          0.62            2.97(3)
--------------------------------------------------------------------------------------------------------
FISCAL 2003
Revenues                     $ 154,412       $ 162,731       $ 153,062     $ 134,812       $ 605,017
Gross profit                    61,892          63,380          60,639        52,936         238,847
Net income                      14,665          15,035          14,777         4,208(4)       48,685
Basic earnings per common
   share                          0.72            0.75            0.75          0.22            2.46
Diluted earnings per
   common share                   0.70            0.74            0.73          0.21            2.39(3)
--------------------------------------------------------------------------------------------------------

1) During First Quarter Fiscal 2002, operating income was reduced by a special item of $5,027 primarily for the Company reserving for two accounts receivable from clients who filed for Chapter 11 bankruptcy protection during that quarter.

(2) During Fourth Quarter Fiscal 2002, operating income was reduced by a restructuring charge of $3,500.

(3) Earnings per share for the year is different than the sum of the quarterly earnings per share due to rounding and average share prices.

(4) During Fourth Quarter Fiscal 2003, operating income was reduced by a special item of $3,835 primarily for the Company reserving for specific accounts receivable and a restructuring charge of $6,536.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Officers of the Registrant" included under Part I of this Form 10-K.

The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Certain Board Committees" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").


ITEM 11 -- EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Report of the Compensation Committee" in the Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information set forth under the captions "Equity Plan Compensation," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 -- CONTROLS AND PROCEDURES

Within 90 days before filing this report, an evaluation was performed under the supervision and with the participation of Company management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumption about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

ITEM 15 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information set forth under the caption "Ernst & Young as Independent Accountants" in the Proxy Statement.

PART IV

ITEM 16 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          (2)  Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts

          (3)  Exhibits

                    Exhibit
                    Number                     Description
                    -------                    -----------

                    3(i) Second Restated Certificate of Incorporation of the Company, as amended (3)

                    3(ii)     Restated Bylaws, as amended (2)

                    10.1      1992 Stock Option Plan, as amended (7)

                    10.2      1992 Director Stock Option Plan, as amended (7)

                    10.3 Revolving Credit Agreement, dated as of April 4, 2000, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantors, the Lenders and Mellon Bank, N.A. (4)

                    10.4 Short Term Credit Agreement, dated as of April 4, 2000, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantors, the Lenders and Mellon Bank, N.A. (4)

                    10.5 First Amendment to Credit Agreements, dated March 30, 2001, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantor, the Lenders and Mellon Bank, N.A. (5)

                    10.6 Second Amendment to Credit Agreements, dated April 3, 2002, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantor, the Lenders and Mellon Bank, N.A. (6)

                    21.1      Subsidiaries of the Company (1)

                    23.1      Consent of independent auditors (1)

                    23.2      Information regarding consent of Arthur Andersen
                              LLP (1)

                    99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)


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

          (4) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 29, 2000.

          (5) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 29, 2001.

          (6) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on May 17, 2002.

          (7) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 15, 2002.

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

         BLACK BOX CORPORATION

         Dated:   June 27, 2003
                                                 /s/ Michael McAndrew
                                        ---------------------------------------
                                        Michael McAndrew, Vice President, Chief
                                        Financial Officer, Treasurer, Secretary,
                                        and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                    CAPACITY                    DATE
          ----------                    --------                    ----

  /s/ WILLIAM F. ANDREWS                Director                 June 27, 2003
  ----------------------
    William F. Andrews


  /s/ THOMAS W. GOLONSKI                Director                 June 27, 2003
  ----------------------
    Thomas W. Golonski


   /s/ THOMAS G. GREIG                  Director                 June 27, 2003
   -------------------
     Thomas G. Greig


  /s/ WILLIAM R. NEWLIN                 Director                 June 27, 2003
  ---------------------
    William R. Newlin


    /s/ BRIAN D. YOUNG                  Director                 June 27, 2003
    ------------------
      Brian D. Young


    /s/ FRED C. YOUNG             Director, Chairman of          June 27, 2003
    -----------------         the Board and Chief Executive
      Fred C. Young                      Officer


   /s/ MICHAEL MCANDREW              Vice President,             June 27, 2003
   --------------------         Chief Financial Officer,
     Michael McAndrew           Secretary, Treasurer, and
                              Principal Accounting Officer

                                 CERTIFICATIONS



I, Fred C. Young, certify that:

     1.   I have reviewed this annual report on Form 10-K of Black Box
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 27, 2003

/s/  Fred C. Young
-----------------------------
Fred C. Young
Chief Executive Officer

I, Michael McAndrew, certify that:

     1.   I have reviewed this annual report on Form 10-K of Black Box
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 27, 2003

/s/  Michael McAndrew
-----------------------------
Michael McAndrew
Chief Financial Officer

                                                                  SCHEDULE II

                              BLACK BOX CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars In thousands)

                                                       ADDITIONS         ADDITIONS
                                     BALANCE AT        CHARGED TO        RESULTING      REDUCTIONS        BALANCE
                                    BEGINNING OF       COSTS AND           FROM            FROM          AT END OF
         DESCRIPTION                   PERIOD           EXPENSES       ACQUISITIONS      RESERVES          PERIOD
         -----------                ------------       ----------      ------------     ----------       ---------
YEAR ENDED MARCH 31, 2001
  Inventory reserves                   $ 3,784          $ 1,338          $   791          $ 2,649          $ 3,264
  Allowance for unrealizable
       accounts/sales returns            6,304            2,302            2,683            3,512            7,777
  Restructuring reserve                    862             --               --                157              705

YEAR ENDED MARCH 31, 2002
  Inventory reserves                   $ 3,264          $ 1,078          $   187          $ 1,171          $ 3,358
  Allowance for unrealizable
       accounts/sales returns            7,777            2,370              542            2,482            8,207
  Restructuring reserve                    705            3,500             --              1,323            2,882

YEAR ENDED MARCH 31, 2003
  Inventory reserves                   $ 3,358          $ 2,229          $    56          $ 1,662          $ 3,981
  Allowance for unrealizable
       accounts/sales returns            8,207            5,231              218            1,946           11,710
  Restructuring reserve                  2,882            6,536             --              3,237            6,181
