Form 10-Q
period 2003-06-29
BLACK BOX CORP
filed 2003-08-13
CIK 849547

                                                       Fiscal 2004 First Quarter


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003
                           COMMISSION FILE NO. 0-18706


                              BLACK BOX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                               95-3086563
                --------                               ----------
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

                                   YES   X                NO
                                      -------                -------

Indicate by check mark whether the registrant is an accelerated filer (as defined In Rule 12b-2 of the Exchange Act).

                                   YES   X                NO
                                      -------                -------

The number of shares outstanding of the Registrant's common stock, $.001 par value, as of August 11, 2003 was 18,189,269 shares.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      (In Thousands, Except Share Amounts)

                                                                                            (UNAUDITED)
                                                                                              JUNE 29,        MARCH 31,
                                                                                                2003            2003
                                                                                              ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                                     $ 9,227       $ 14,043
  Accounts receivable, net of allowance for doubtful accounts of
    $11,688 and $11,710, respectively                                                            96,362        100,263
  Inventories, net                                                                               40,436         40,047
  Costs and estimated earnings in excess of billings on uncompleted contracts                    14,520         18,261
  Other current assets                                                                           15,053         16,052
                                                                                              ---------      ---------
    Total current assets                                                                        175,598        188,666
Property, plant and equipment, net                                                               33,536         34,737
Intangibles, net                                                                                402,732        399,299
Other assets                                                                                      3,705          4,027
                                                                                              ---------      ---------
    Total assets                                                                              $ 615,571      $ 626,729
                                                                                              ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt                                                                                   $  443         $  926
  Accounts payable                                                                               22,876         30,508
  Billings in excess of costs and estimated earnings on uncompleted contracts                     2,816          3,295
  Other accrued expenses                                                                         26,623         32,547
  Accrued income taxes                                                                            4,587          2,940
                                                                                              ---------      ---------
    Total current liabilities                                                                    57,345         70,216
Long-term debt                                                                                   50,023         49,453
Other liabilities                                                                                12,419         12,638
Stockholders' equity:
Preferred stock authorized 5,000,000; par value  $1.00; none issued and outstanding                  --             --
Common stock authorized 100,000,000; par value  $.001; issued 22,602,534 and
  22,594,034 shares, respectively                                                                    23             23
  Additional paid-in capital                                                                    295,524        295,271
  Retained earnings                                                                             369,629        359,037
  Treasury stock, at cost, 4,212,500 and 3,822,500 shares, respectively                       (178,106)      (163,547)
  Accumulated other comprehensive income                                                          8,714          3,638
                                                                                              ---------      ---------
    Total stockholders' equity                                                                  495,784      $ 494,422
                                                                                              ---------      ---------
    Total liabilities and stockholders' equity                                                $ 615,571      $ 626,729
                                                                                              =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                    (In Thousands, Except Per Share Amounts)


                                                             THREE MONTHS ENDED
                                                        -----------------------------
                                                        JUNE 29, 2003    JUNE 30, 2002
                                                        -------------   -------------
Revenues                                                  $ 128,347       $ 154,412
   Cost of sales                                             74,900          92,520
                                                          ---------       ---------
Gross profit                                                 53,447          61,892
   Selling, general and administrative expenses              34,985          37,704
   Intangibles amortization                                      89             101
                                                          ---------       ---------
Operating income                                             18,373          24,087
   Interest expense, net                                        420             772
   Other (income)/expense, net                                   (9)             37
                                                          ---------       ---------
Income before income taxes                                   17,962          23,278

   Provision for income taxes                                 6,466           8,613
                                                          ---------       ---------
Net income                                                $  11,496       $  14,665
                                                          =========       =========
Basic earnings per common share                           $    0.62       $    0.72
Diluted earnings per common share                         $    0.60       $    0.70
                                                          ---------       ---------
Weighted average common shares                               18,617          20,266
Weighted average common and common equivalent shares         19,062          21,023
                                                          =========       =========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (In Thousands, Except Share Amounts)




                                                                                                           CUMULATIVE
                              PREFERRED STOCK       COMMON STOCK                   ADDITIONAL                OTHER
                              ---------------   -------------------    TREASURY     PAID-IN    RETAINED   COMPREHENSIVE
                              SHARES   AMOUNT     SHARES     AMOUNT     STOCK       CAPITAL    EARNINGS      INCOME       TOTAL
                              ------   ------   ----------   ------   ----------   ----------  --------   -------------  --------
BALANCE AT MARCH 31, 2002          0   $    0   22,351,049   $   22   $(100,355)    $287,714   $312,288      $(9,571)    $490,098
Comprehensive income:
   Net income                                                                                    48,685                    48,685
   Foreign currency
    translation adjustment                                                                                    12,808       12,808
   Unrealized gains on
    derivatives designated
    and qualified as cash
    flow hedges                                                                                                  233          233
   Reclassification of
    unrealized losses on
    expired derivatives                                                                                          168          168
                                                                                                                         --------
Comprehensive income                                                                                                       61,894
Dividends declared                                                                               (1,936)                   (1,936)
Purchase of treasury stock                                              (63,192)                                          (63,192)
Issuance of common stock                            23,836        1                      968                                  969
Exercise of options                                219,149                             4,767                                4,767
Tax benefit from exercised
   options                                                                             1,822                                1,822
                              ------   ------   ----------   ------   ---------     --------   --------      -------     --------
BALANCE AT MARCH 31, 2003          0   $    0   22,594,034       23    (163,547)     295,271    359,037        3,638      494,422
Comprehensive income:
   Net income                                                                                    11,496                    11,496
   Foreign currency
    translation adjustment                                                                                     4,476        4,476
   Unrealized gains on
    derivatives designated
    and qualified as cash
    flow hedges                                                                                                  833          833
   Reclassification of
    unrealized losses on
    expired derivatives                                                                                         (233)        (233)
                                                                                                                         --------
Comprehensive income                                                                                                       16,572
Dividends declared                                                                                 (904)                     (904)
Purchase of treasury stock                                              (14,559)                                          (14,559)
Exercise of options                                  8,500                               203                                  203
Tax benefit from exercised
   options                                                                                50                                   50
                              ------   ------   ----------   ------   ---------     --------   --------      -------     --------
BALANCE AT JUNE 29, 2003           0   $    0   22,602,534   $   23   $(178,106)    $295,524   $369,629      $ 8,714     $495,784
                              ======   ======   ==========   ======   =========     ========   ========      =======     ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                           THREE MONTHS ENDED
                                                                      ------------------------------
                                                                      JUNE 29, 2003    JUNE 30, 2002
                                                                      -------------    -------------
      CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                     $ 11,496         $ 14,665
        Adjustments to reconcile net income to cash provided by
          operating activities:
           Intangibles amortization                                          89              101
           Depreciation                                                   1,675            1,942
        Changes in working capital items:
          Accounts receivable, net                                        3,901            5,720
          Inventories, net                                                 (389)             188
          Other current assets                                            4,780           (1,136)
          Accounts payable and accrued liabilities                       (7,366)          (2,066)
                                                                       --------         --------
        Cash provided by operating activities                            14,186           19,414
                                                                       --------         --------
      CASH FLOWS FROM INVESTING ACTIVITIES
          Disposals/(capital expenditures), net                              25             (273)
          Merger transactions, net of cash acquired and prior
            merger-related payments                                        (784)          (2,749)
                                                                       --------         --------
        Cash used in investing activities                                  (759)          (3,022)
                                                                       --------         --------
      CASH FLOWS FROM FINANCING ACTIVITIES
          Repayments of borrowings                                      (91,763)         (46,943)
          Proceeds from borrowings                                       91,850           31,750
          Proceeds from the exercise of options                             203            1,436
          Payment of dividends                                             (904)              --
          Purchase of treasury stock                                    (19,278)          (3,694)
                                                                       --------         --------
      Cash used in financing activities                                 (19,892)         (17,451)
                                                                       --------         --------
      Foreign currency exchange impact on cash                            1,649            3,076
                                                                       --------         --------
      (Decrease)/increase in cash and cash equivalents                   (4,816)           2,017
      Cash and cash equivalents at beginning of year                     14,043           13,423
                                                                       --------         --------
      Cash and cash equivalents at end of period                       $  9,227         $ 15,440
                                                                       ========         ========
      SUPPLEMENTAL CASH FLOW:
          Cash paid for interest                                       $    362         $    796
          Cash paid for income taxes                                      5,083            6,044
                                                                       ========         ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

NOTE 1:  BASIS OF PRESENTATION

The consolidated Financial Statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although Black Box Corporation (the "Company") believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K as filed with the SEC for the fiscal year ended March 31, 2003. The consolidated Balance Sheet as of March 31, 2003 was derived from the audited Balance Sheet included in the most recent Form 10-K.


NOTE 2:  FISCAL YEARS AND BASIS OF PRESENTATION

The Company's fiscal year ends on March 31. Its fiscal quarters consist of 13 weeks and, beginning in Fiscal 2003, end on the Sunday nearest each calendar quarter end. The actual ending date for the period presented as June 30, 2003 was June 29, 2003. The ending dates for all other periods are as presented.


NOTE 3:  STOCK-BASED COMPENSATION

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28 "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion No.
25. The Company continues to apply Opinion No. 25 in accounting for stock-based compensation. SFAS No. 148 amendments of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002.

Had the Company elected to recognize compensation cost based on the fair value basis under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                    -----------------------------
                                                                                      2003                2002
                                                                                    ---------           ---------
Net income                    As reported                                           $  11,496           $  14,665
                                                                                    ---------           ---------
                              Stock-based employee compensation under
                              fair-value based method for all awards, net of
                              related tax effects                                      (3,027)             (2,283)
                              Pro forma                                                 8,469              12,382
                                                                                    ---------           ---------
Basic earnings per share      As reported                                           $    0.62           $    0.72
                              Pro forma                                                  0.45                0.61
                                                                                    ---------           ---------
Diluted earnings per share    As reported                                           $    0.60           $    0.70
                              Pro forma                                                  0.44                0.59
                                                                                    =========           =========


The Company's last reported sale price of its Common Stock as quoted on Nasdaq National Market on June 30, 2003 and 2002 was $37.36 and $40.73, respectively.

The incremental fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                                                                 JUNE 30,
                                                                            -------------------
                                                                            2003           2002
                                                                            ----           ----
Expected life (in years)                                                    5.2            4.4
Risk free interest rate                                                     2.8%           4.0%
Volatility                                                                   49%            48%
Dividend yield                                                              0.7%            --



NOTE 4:  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                            JUNE 30, 2003     MARCH 31, 2003
                                            -------------    --------------
Raw materials                                 $  1,891         $  1,909
Work-in-process                                      9                3
Finished goods                                  42,540           42,116
                                              --------         --------
Subtotal                                        44,440           44,028
Excess and obsolete inventory reserves          (4,004)          (3,981)
                                              --------         --------
Inventory, net                                $ 40,436         $ 40,047
                                              ========         ========


NOTE 5:  FINANCIAL DERIVATIVES

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables and payables, which are also included in accumulated other comprehensive income.

At June 30, 2003, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollars, Swiss francs, Japanese yen and Australian dollars. The total open contracts, valued at approximately $9,267, have a fair value of $9,337 and will expire within nine months. The open contracts have contract rates of 1.0632 to 1.1459 Euro, 0.6049 to 0.6559 Pound sterling, 1.3558 to
1.4905 Canadian dollars, 1.2861 to 1.3889 Swiss francs, 116.50 to 118.80
Japanese yen and 1.5122 to 1.6966 Australian dollars, all per U.S. dollar.


NOTE 6:  COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                              --------------------------------
                                                                                2003                    2002
                                                                              --------                 --------
Net income                                                                    $ 11,496                 $ 14,665
Other comprehensive income:
   Foreign currency translation adjustment                                       4,476                    3,776
   Unrealized gains/(losses) on derivatives designated and
     qualified as cash flow hedges                                                 833                     (368)
  Reclassification of unrealized losses on expired derivatives
                                                                                  (233)                     168
                                                                              --------                 --------
Comprehensive income                                                          $ 16,572                 $ 18,241
                                                                              ========                 ========


The components of accumulated other comprehensive income consisted of the following:

                                                                       JUNE 30, 2003         MARCH 31, 2003
                                                                       -------------         --------------
Foreign currency translation adjustment                                    $7,881                $3,405
Unrealized gains on derivatives designated and qualified as
  cash flow hedges                                                            833                   233
                                                                           ------                ------
Total accumulated other comprehensive income                               $8,714                $3,638
                                                                           ======                ======


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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                                         THREE MONTHS ENDED JUNE 30,
                                                                                       ------------------------------
(Shares in thousands)                                                                   2003                   2002
---------------------                                                                  -------                -------
Net income for earnings per share computation                                          $11,496                $14,665
Basic earnings per common share:
  Weighted average common shares                                                        18,617                 20,266
  Basic earnings per common share                                                      $  0.62                $  0.72
                                                                                       -------                -------
Diluted earnings per common share:
  Weighted average common shares                                                        18,617                 20,266
  Shares issuable from assumed conversion of stock options and
    contingently issuable shares from acquisitions (net of tax savings)                    445                    757
  Weighted average common and common equivalent shares                                  19,062                 21,023
   Diluted earnings per common share                                                   $  0.60                $  0.70
                                                                                       =======                =======


Excluded from the calculation above are 2,496,000 shares and 181,000 shares issuable upon the exercise of outstanding stock options for the three months ended June 30, 2003 and 2002, respectively, as the exercise price of such options was greater than the average market price for those time periods.


NOTE 8:  NEW ACCOUNTING STANDARDS

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this SFAS are effective for exit or disposal activities that are initiated after December 31, 2002. During the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 in accordance with the provisions of SFAS No. 146.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. The Company does not believe that this statement will have a material impact on the Company's financial statements or results of operations.

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


NOTE 9:  CHANGES IN BUSINESS

During the three months ended June 30, 2003, the Company paid approximately $170 for obligations related to mergers completed in prior periods.

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

As of June 30, 2003, certain merger agreements provide for contingent payments of up to $2,921. Upon meeting future operating performance goals, goodwill will be adjusted for the amount of the contingent payments.


NOTE 10:  INTANGIBLE ASSETS

On April 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of April 1, 2001 by comparing the fair value of each reporting unit to its carrying value, and no impairment existed. In addition, during the third quarter of Fiscal 2002 and Fiscal 2003, the Company conducted its annual impairment analysis and no impairment existed. During the third quarter of each future fiscal year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles as identified in SFAS No. 141 other than goodwill, are its trademarks, non-compete agreements and acquired backlog. During the fourth quarter of Fiscal 2003, the Company changed its reportable segments and in accordance with SFAS No. 142, evaluated its intangibles for impairment and none existed.

As of June 30, 2003, the Company's trademarks had a gross carrying amount of $35,992 and accumulated amortization of $8,253 and the Company believes this intangible has an indefinite life.

The Company had the following other intangibles as of June 30, 2003:

                                      GROSS CARRYING             ACCUMULATED
                                          AMOUNT                 AMORTIZATION
                                      --------------             ------------
Non-Compete Agreements                    $2,117                    $  344
Acquired Backlog                             314                       314
                                          ------                    ------
Total                                     $2,431                    $  658
                                          ======                    ======

The non-compete agreements and acquired backlog are amortized over their estimated useful lives of 10 years and 1 year, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the three months ended June 30, 2003 was $89.

The estimated amortization expense for each of the five fiscal years subsequent to June 30, 2003 for the non-compete agreements and acquired backlog intangibles is as follows: remainder of 2004-$139; 2005-$186; 2006-$186; 2007-$186; and
2008-$186.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


The changes in the carrying amount of goodwill, net of amortization, by reporting segment for the three months ended June 30, 2003, are as follows:


                                           NORTH AMERICA       EUROPE         ALL OTHER         TOTAL
                                           -------------      --------        ---------       --------
Balance as of March 31, 2003                  $309,214        $ 58,973        $  1,603        $369,790
Goodwill during the period related to:
    Actual earnout payments                        100              --              70             170
    Currency translation/other                     647           2,613              --           3,260
                                              --------        --------        --------        --------
Balance as of June 30, 2003                   $309,961        $ 61,586        $  1,673        $373,220
                                              ========        ========        ========        ========


NOTE 11:  TREASURY STOCK

The Company previously announced intentions to repurchase up to 4.5 million shares of its Common Stock from April 1, 1999 through March 31, 2003. Since inception of the repurchase program in April 1999, the Company has repurchased in aggregate approximately 3.8 million shares for approximately $164,000 through March 31, 2003. Funding for the stock repurchases came from existing cash flow and borrowings under credit facilities. In May 2003, the Company's Board of Directors once again approved an increase of 1 million shares under the common share repurchase program. During the first quarter of Fiscal 2004, the Company repurchased approximately 0.4 million shares for an aggregate purchase price of $14,600. In addition, the Company used approximately $5,000 of cash on hand to satisfy a treasury stock obligation recorded in the fourth quarter of Fiscal 2003. Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.


NOTE 12:  INDEBTEDNESS

Long-term debt is as follows:

                               JUNE 30, 2003    MARCH 31, 2003
                               -------------    --------------
Revolving credit agreement        $ 49,750         $ 49,100
Other debt                             696            1,279
                                  --------         --------
Total debt                          50,446           50,379
Less:  current portion                (443)            (926)
                                  --------         --------
Long-term debt                    $ 50,023         $ 49,453
                                  ========         ========

On April 4, 2000, Black Box Corporation of PA, a domestic subsidiary of the Company, entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The Long Term Revolver was scheduled to expire on April 4, 2003

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


and the Short Term Revolver was scheduled to expire on April 4, 2002. In April 2002, the Long Term Revolver was extended to April 4, 2005 and the Short Term Revolver was extended to April 2, 2003 when it expired On April 4, 2003, the Company entered into an agreement whereby Citizens Bank of Pennsylvania became successor agent to Mellon Bank, N.A. Mellon Bank continues to be a Participant in the credit agreement.

The interest on the borrowings is variable based on the Company's option of selecting the banks prime rate plus an applicable margin as defined in the agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement.

The weighted average interest rate on all indebtedness of the Company as of June 30, 2003 was approximately 2.2%.

NOTE 13:  RESTRUCTURING

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

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of approximately $3,500 primarily related to adjusting staffing levels in its European and Latin American operations and facility closures in the U.S. Of this charge $2,168 related to severance for 105 total team members with $1,830 related to severance for 60 team members in Europe, $230 related to severance for 19 team members in Latin America, $108 related to severance for 26 team members in North America, and $1,332 related to lease costs and other costs to consolidate two U.S. offices. The components of the restructuring accrual at June 30, 2003 are as follows:

                                              ACCRUED                   CASH                     ACCRUED
                                           MARCH 31, 2003           EXPENDITURES              JUNE 30, 2003
                                           --------------           ------------              -------------
Employee Severance                             $ 4,375                $ 2,950                    $ 1,425
Facility Closures                                1,806                    331                      1,475
                                              --------                -------                    -------
Total                                         $  6,181                $ 3,281                    $ 2,900
                                              ========                =======                    =======

The Company anticipates the majority of the restructuring accrual will be paid by the end of Fiscal 2004.

NOTE 14:  SEGMENT REPORTING

As required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports the results of operating segments. During the fourth quarter

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


of Fiscal 2003, the Company changed its primary segments to be on a geographical basis as this is now the way it manages the business to be more responsive to the organization's operating structure. The primary reportable segments are comprised of North America, Europe and All Other. Consistent with SFAS No. 131, the Company aggregates similar operating segments into reportable segments.

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

Summary information by reportable segment is as follows:

                        THREE MONTHS ENDED JUNE 30,
                        ---------------------------
NORTH AMERICA             2003               2002
-------------           --------           --------
Revenues                $ 86,417           $107,969
Operating income          11,889             16,085
Depreciation               1,376              1,179
Amortization                  12                 41
Segment assets           576,098            606,424
                        ========           ========



                        THREE MONTHS ENDED JUNE 30,
                        ---------------------------
EUROPE                    2003               2002
------                  --------           --------
Revenues                $ 33,598           $ 36,018
Operating income           4,602              5,633
Depreciation                 418                435
Amortization                  75                 59
Segment assets           122,206            123,466
                        ========           ========


                      THREE MONTHS ENDED JUNE 30,
                      ---------------------------
ALL OTHER                2003               2002
---------             ---------           -------
Revenues                $ 8,332           $10,425
Operating income          1,882             2,369
Depreciation                 78               131
Amortization                  2                 1
Segment assets           15,851            18,947
                        =======           =======

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


The following reconciles certain segment assets to total consolidated assets:

ASSETS                                                        JUNE 30, 2003    MARCH 31, 2003
------                                                        -------------    --------------
Assets for North America, Europe and All Other segments        $ 714,155         $ 727,349
Corporate eliminations                                           (98,584)         (100,620)
                                                                 -------          --------
Total consolidated assets                                      $ 615,571         $ 626,729
                                                               =========         =========




Management is also presented with and reviews revenues by service type. The following information is presented:

                                   THREE MONTHS ENDED JUNE 30,
                                 -----------------------------
REVENUES                            2003              2002
--------                         ----------        -----------
Hotline Services                   $ 55,976        $ 63,554
Structured Cabling Services          54,600          73,134
Telephony Services                   17,771          17,724
                                   --------        --------
Total revenues                     $128,347        $154,412
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

                                                      THREE MONTHS ENDED JUNE 30,
                                     ----------------------------------------------------------
                                            2003 (1Q04)                      2002 (1Q03)
                                     -------------------------        -------------------------
                                                    % of total                       % of total
                                                     revenues                         revenues
                                                    ----------                       ----------
BY GEOGRAPHY
Revenues:
  North America                      $ 86,417              67%        $107,969              70%
  Europe                               33,598              26           36,018              23
  All Other                             8,332               7           10,425               7
                                     --------        --------         --------        --------
  Total                              $128,347             100%        $154,412             100%
                                     --------        --------         --------        --------
Operating Income:
  North America                      $ 11,889                         $ 16,085
  % of North America revenues            13.8%                            14.9%
  Europe                                4,602                            5,633
  % of Europe revenues                   13.7%                            15.6%
  All Other                             1,882                            2,369
  % of All Other revenues                22.6%                            22.7%
                                     --------                         --------
  Total                              $ 18,373                         $ 24,087
  % of Total revenues                    14.3%                            15.6%
                                     ========                         ========


                                                                   THREE MONTHS ENDED JUNE 30,
                                                   ----------------------------------------------------------
                                                            2003 (1Q04)                        2002 (1Q03)
                                                   -------------------------         ------------------------
                                                                   % of total                       % of total
                                                                    revenues                         revenues
                                                                   ----------                       ----------
BY SERVICE TYPE
Revenues:
  Hotline Services                                 $ 55,976              44%        $ 63,554               41%
  Structured Cabling Services                        54,600              43           73,134               48
  Telephony Services                                 17,771              13           17,724               11
                                                   --------        --------         --------         --------
  Total                                            $128,347             100%        $154,412              100%
                                                   --------        --------         --------         --------

Gross Profit:
  Hotline Services                                 $ 29,109                         $ 31,662
  % of Hotline Services revenues                       52.0%                            49.8%
  Structured Cabling Services                        18,134                           24,543
  % of Structured Cabling Services revenues            33.2%                            33.6%
  Telephony Services                                  6,204                            5,687
  % of Telephony Services revenues                     34.9%                            32.1%
                                                   --------                         --------
  Total                                            $ 53,447                         $ 61,892
  % of Total revenues                                  41.6%                            40.1%
                                                   ========                         ========



I. FIRST QUARTER FISCAL 2004 (1Q04) COMPARED TO FIRST QUARTER FISCAL 2003
(1Q03):

TOTAL REVENUES

Total revenues for 1Q04 were $128,347, a decrease of 17% compared to 1Q03 total revenues of $154,412. If exchange rates had remained constant from the first quarter last year, 1Q04 total revenues would have been lower by $5,887, or 4%.

REVENUES BY GEOGRAPHY

NORTH AMERICA REVENUES

Revenues in North America were $86,417 for 1Q04, a decrease of 20% compared to $107,969 for 1Q03. The North America revenue decline was generally due to weak general economic conditions that affected client demand.

EUROPE REVENUES

Revenues in Europe were $33,598 for 1Q04, a decrease of 7% compared to $36,018 for 1Q03. The Europe revenue decline was due to weak general economic conditions that affected client demand, offset in part by the positive impact of the Company's geographic expansion by merger of its technical services capabilities that occurred during Fiscal 2003 and the positive impact of the exchange rate relative to the U.S. dollar. If the exchange rate relative to the U.S. dollar had remained unchanged from 1Q03, Europe revenues would have decreased by 22%.

ALL OTHER REVENUES

Revenues for All Other were $8,332 for 1Q04, a decrease of 20% compared to $10,425 for 1Q03. The revenue decline in these regions was due to weak general economic conditions that affected client demand, offset by the positive impact of the exchange rate relative to the U.S. dollar. If the exchange rate relative to the U.S. dollar had remained unchanged from 1Q03, All Other revenues would have decreased 24%.

REVENUES BY SERVICE TYPE

HOTLINE SERVICES

Revenues from hotline services for 1Q04 were $55,976, a decrease of 12% compared to $63,554 for 1Q03. The Company believes the overall decline in hotline services revenues was driven by weak general economic conditions.

STRUCTURED CABLING SERVICES

Revenues from structured cabling services were $54,600 for 1Q04, a decrease of 25% compared to $73,134 for 1Q03. The Company believes the overall decline in structured cabling services revenue was driven by weak general economic conditions.

TELEPHONY SERVICES

Revenues from telephony services were $17,771 for 1Q04, comparable to $17,727 for 1Q03. The Company was able to maintain the telephony services revenue despite weak general economic conditions.

GROSS PROFIT

Gross profit for 1Q04 decreased to $53,447, or 41.6% of revenues, from $61,892, or 40.1% of revenues for 1Q03. The decrease in gross profit dollars over prior year was due to the decline in revenues while the increase in gross profit percentage was due primarily to cost reduction efforts in the Company's hotline services business.

Gross profit for 1Q04 for hotline services, structured cabling services and telephony services were $29,109, or 52.0% of revenues, $18,134, or 33.2% of revenues, and $6,204, or 34.9% of revenues, respectively. This compares to gross profit for 1Q03 for hotline services, structured cabling services and telephony services of $31,662, or 49.8% of revenues, $24,543, or 33.6% of revenues, and $5,687, or 32.1% of revenues, respectively.

SG&A EXPENSES

Selling, general and administrative ("SG&A") expenses for 1Q04 were $34,985, or 27.3% of revenues, a decrease of $2,719 over SG&A expenses of $37,704, or 24.4% of revenues for 1Q03. The dollar decrease from 1Q04 to 1Q03 related to the Company's cost reduction efforts worldwide. The percentage increase relates to funding of strategic growth initiatives.

INTANGIBLES AMORTIZATION

Intangibles amortization for 1Q04 was $89 compared to 1Q03 of $101.

OPERATING INCOME

Operating income for 1Q04 was $18,373, or 14.3% of revenues, compared to $24,087 or 15.6% of revenues in 1Q03.

The decrease in operating income dollars is primarily due to the decrease in revenues while the decline in the operating income as a percentage of revenues was due primarily to the additional SG&A expenses as a percentage of revenues.

NET INTEREST EXPENSE

Net interest expense for 1Q04 decreased to $420 from $772 for 1Q03 due to reduction in the interest rate during the period from1Q03 to 1Q04.

PROVISION FOR INCOME TAXES

The tax provision for 1Q04 was $6,466, an effective tax rate of 36.0%, compared to 1Q03 of $8,613, an effective tax rate of 37.0%. The Company reduced its annual effective tax rate to 36.0% during the third quarter of Fiscal 2003 as a result of reduced state income taxes. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

NET INCOME

Net income for 1Q04 was $14,496, or 9.0% of revenues, compared to $14,665, or 9.5% of revenues for 1Q03.


II.  LIQUIDITY AND CAPITAL RESOURCES:

Cash Provided by Operating Activities for 1Q04 and 1Q03 was $14,143 and $19,414, respectively. Reflected as a source of cash flow from operating activities in 1Q04 are decreases in accounts receivables and unbilled accounts and other current assets offset in part by decreases in accounts payable and accrued liabilities. In 1Q03, decreases in accounts receivables, inventories and other current assets were a source of cash flow from operating activities, while decreases in accounts payable and other liabilities were a use of cash flow.

In addition to Cash Provided by Operating Activities of approximately $14,000 in 1Q04, the Company had additional cash flow of approximately $2,000. This $2,000 was generated from $203 of stock option exercises and $1,649 of foreign currency exchange impact on cash. The Company's 1Q04 cash flow was used for repurchases of Company stock of approximately $14,000, dividends payments of approximately $1,000 and merger activity of approximately $1,000. In addition, the Company used approximately $5,000 of cash on hand for additional stock repurchases during the quarter.

During the third quarter of Fiscal 2003, the Company's Board of Directors declared its first quarterly cash dividend of $0.05 per share on all outstanding shares of Black Box's common stock, totaling $975, which was paid on January 15, 2003 to stockholders of record at the close of business on December 31, 2002.

During the fourth quarter of Fiscal 2003, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share on all outstanding shares of Black Box's common stock, totaling $961, which was paid on April 15, 2003 to stockholders of record at the close of business on March 31, 2003.

In May 2003, the Directors once again declared a quarterly dividend of $0.05 per share on all outstanding shares, totaling $904 which was paid on July 15, 2003 to stockholders of record at the close of business on June 30, 2003.

As of the end of 1Q04, the Company had cash and cash equivalents of $9,227, working capital of $118,253 and long-term debt of $50,023.

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

The Company's total debt at the end of 1Q04 of $50,466 was comprised of $49,750 under the Long Term Revolver and $716 of various other third party, non-employee loans. The weighted average interest rate on all indebtedness of the Company at the end of 1Q04 and 1Q03 was approximately 2.2% and 2.8%, respectively. In addition, at the end of 1Q04, the Company had $4,989 of letters of credit outstanding and $65,261 available under the Long Term Revolver.

Interest on the Long Term Revolver is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company's borrowings are under the Euro-rate option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% (0.75% at the end of 1Q04) on the Euro-dollar rate option and from zero to 0.75% (zero at the end of 1Q04) on the prime rate option. The Long Term Revolver provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.25% to 0.375% (0.25% at the end of 1Q04). The Long Term Revolver is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

The net cash impact of merger transactions and prior merger-related payments during 1Q04 was $784 while capital disposals, net of expenditures, were $25. Capital expenditures for Fiscal 2004 are projected to be $3,000 to $4,000 and will be spent primarily on information systems and facility improvements.

The Company previously announced intentions to repurchase up to 4.5 million shares of its Common Stock from April 1, 1999 through March 31, 2003. Since inception of the repurchase program in April 1999, the Company has repurchased in aggregate approximately
3.8 million shares for approximately $164,000 through March 31, 2003. Funding for the stock repurchases came from existing cash flow and borrowings under credit facilities. In May 2003, the Company's Board of Directors once again approved an increase of 1 million shares under the common share repurchase program. During the 1Q04, the Company repurchased approximately 0.4 million shares for an aggregate purchase price of $14,600. Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

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

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables and payables, which are also included in accumulated other comprehensive income in stockholders' equity on the Consolidated Balance Sheet. At the end of 1Q04, the open foreign exchange contracts related to intercompany transactions were in Euro, Pound sterling, Canadian dollars, Swiss francs, Japanese yen and Australian dollars. These open contracts, valued at approximately $9,267, have a fair value of $9,337 and will expire within nine months. The open contracts have contract rates of 1.0632 to 1.1459 Euro, 0.6049 to 0.6559 Pound sterling, 1.3558 to 1.4905 Canadian dollars, 1.2861 to 1.3889 Swiss francs, 116.50 to 118.80 Japanese yen and 1.5122 to 1.6966 Australian dollars, all per U.S. dollar.

The Company believes that its cash provided by operating activities will be sufficient to satisfy its liquidity needs for the foreseeable future.


III.  CRITICAL ACCOUNTING POLICIES:

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

The Company's critical accounting policies are described in the Form 10-K for the year ended March 31, 2003. There have been no significant changes to these policies during the quarter ended June 29, 2003.


IV.  NEW ACCOUNTING PRONOUNCEMENTS:

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this SFAS are effective for exit or disposal activities that are initiated after December 31, 2002. During the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 in accordance with the provisions of SFAS No. 146.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. The Company does not believe that this statement will have a material impact on the Company's financial statements or results of operations.

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


V.  INFLATION:

The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.


VI.  FORWARD LOOKING STATEMENTS:

When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the ability of the Company to identify, acquire and operate additional on-site technical service companies, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, customer preferences and various other matters, many of which are beyond the Company's control. These and other risk factors are discussed in greater detail in the Company's most recent Annual Report on Form 10-K on file with the Securities and Exchange Commission. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company will enter into forward exchange contracts on a selective basis. At June 30, 2003, the Company had open contracts, which equal approximately $9,267 at the contract rates, with a fair value of approximately $9,337.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $50,000 of variable rate debt. For the three-month periods ended June 30, 2003 and 2002, an instantaneous 100 basis point increase in the interest rate would reduce the Company's expected net income in the subsequent three months by $81 and $79, respectively, assuming the Company employed no intervention strategies.


ITEM 4 - CONTROLS AND PROCEDURES

An evaluation was performed as of June 29, 2003, under the supervision and with the participation of Company management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1943, as amended (the "Act"). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                            PART II OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         3(ii)    Restated By-laws, as amended

         10.7 Third Amendment to Credit Agreements, dated June 20, 2003, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantors, the Lenders and Citizens Bank of Pennsylvania

         10.8 Fourth Amendment to Credit Agreements, dated June 20, 2003, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantors, the Lenders and Citizens Bank of Pennsylvania

         21.1     Subsidiaries of the Company

         31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         Current report on Form 8-K for the event dated May 7, 2003 covering
         Item 5 thereof disclosing and filing the Company's press release related to fourth quarter and total year fiscal 2003 results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BLACK BOX CORPORATION



                                          By: /s/ Michael McAndrew
                                              ----------------------------------
August 12, 2003                               Michael McAndrew
                                              Chief Financial Officer, Treasurer
                                              and Principal Accounting Officer

                                  EXHIBIT INDEX

    Exhibit
    No.

         3(ii)    Restated By-laws, as amended

         10.7 Third Amendment to Credit Agreements, dated June 20, 2003, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantors, the Lenders and Citizens Bank of Pennsylvania

         10.8 Fourth Amendment to Credit Agreements, dated June 20, 2003, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantors, the Lenders and Citizens Bank of Pennsylvania

         21.1     Subsidiaries of the Company

         31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002