Form 10-Q
period 2003-09-28
BLACK BOX CORP
filed 2003-11-12
CIK 849547

                                                      Fiscal 2004 Second Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003
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

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of November 5, 2003 was 17,951,365 shares.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

               (In Thousands, Except Share and Per Share Amounts)

                                                                                        (UNAUDITED)
                                                                                       SEPTEMBER 28,      MARCH 31,
                                                                                           2003              2003
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $     8,422       $ 14,043
  Accounts receivable, net of allowance for doubtful accounts of
    $11,989 and $11,710, respectively                                                        96,119         100,263
  Inventories, net                                                                           40,910          40,047
  Costs and estimated earnings in excess of billings on uncompleted contracts                14,804          18,261
  Other current assets                                                                       15,823          16,052
-------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                    176,078         188,666

Property, plant and equipment, net                                                           31,563          34,737
Goodwill, net                                                                               373,983         369,790
Other intangibles, net                                                                       29,464          29,509
Other assets                                                                                  3,098           4,027
-------------------------------------------------------------------------------------------------------------------
    Total assets                                                                        $   614,186       $ 626,729
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt                                                                          $       604       $     926
  Accounts payable                                                                           28,947          30,508
  Billings in excess of costs and estimated earnings on uncompleted contracts                 2,849           3,295
  Other accrued expenses                                                                     25,973          32,405
  Accrued income taxes                                                                        2,651           2,940
-------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                61,024          70,074

Long-term debt                                                                               47,848          49,453
Other liabilities                                                                            11,176          12,780

Stockholders' equity:
Preferred stock authorized 5,000,000; par value $1.00; none issued and
     outstanding                                                                                 --             --
Common stock authorized 100,000,000; par value $.001; issued 22,707,304 and
  22,594,034 shares, respectively                                                                23              23
Additional paid-in capital                                                                  298,762         295,271
Retained earnings                                                                           380,760         359,037
Treasury stock, at cost, 4,632,817 and 3,822,500 shares, respectively                      (195,508)       (163,547)
Accumulated other comprehensive income                                                       10,101           3,638
-------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                              494,138         494,422
-------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                          $   614,186       $ 626,729
===================================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (In Thousands, Except Per Share Amounts)

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          --------------------------------     --------------------------------
                                          SEPTEMBER 28,      SEPTEMBER 29,     SEPTEMBER 28,      SEPTEMBER 29,
                                              2003               2002              2003               2002
-------------------------------------------------------------------------------------------------------------
Revenues                                   $  129,268         $  162,731        $  257,615         $  317,143
   Cost of sales                               75,393             99,351           150,293            191,871
-------------------------------------------------------------------------------------------------------------

Gross profit                                   53,875             63,380           107,322            125,272

   Selling, general and
    administrative expenses                    34,536             38,613            69,521             76,317

   Intangibles amortization                        45                108               134                209
-------------------------------------------------------------------------------------------------------------
Operating income                               19,294             24,659            37,667             48,746

   Interest expense, net                          440                766               860              1,538
   Other(income)/expense, net                      25                 33                16                 70
-------------------------------------------------------------------------------------------------------------

   Income before income taxes                  18,829             23,860            36,791             47,138

   Provision for income taxes                   6,778              8,825            13,244             17,438
-------------------------------------------------------------------------------------------------------------

Net income                                 $   12,051         $   15,035        $   23,547         $   29,700
=============================================================================================================

Basic earnings per common share            $     0.66         $     0.75        $     1.28         $     1.48

Diluted earnings per common share          $     0.64         $     0.74        $     1.24         $     1.44
-------------------------------------------------------------------------------------------------------------

Weighted average common shares                 18,208             19,982            18,412             20,118

Weighted average common and common
  equivalent shares                            18,803             20,418            18,931             20,663
-------------------------------------------------------------------------------------------------------------

Dividend per share                         $     0.05                 --        $     0.10                 --
=============================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (In Thousands, Except Share Amounts)

                                                                                                            ACCUMULATED
                               PREFERRED STOCK        COMMON STOCK                   ADDITIONAL                OTHER
                               ---------------        ------------      TREASURY      PAID-IN    RETAINED  COMPREHENSIVE
                               SHARES   AMOUNT     SHARES      AMOUNT     STOCK       CAPITAL    EARNINGS      INCOME       TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002           0   $    0   22,351,049   $    22   $(100,355)   $ 287,714   $312,288     $ (9,571)    $490,098

Comprehensive income:
   Net income                                                                                      48,685                    48,685
   Foreign currency
    translation adjustment                                                                                      12,808       12,808
   Unrealized gains on
    derivatives designated
    and qualified as cash
    flow hedge                                                                                                     233          233
   Reclassification of
    unrealized losses on
    expired derivatives                                                                                            168          168
                                                                                                                           --------
Comprehensive income                                                                                                         61,894
Dividends declared                                                                                 (1,936)                   (1,936)
Purchase of treasury stock                                                (63,192)                                          (63,192)
Issuance of common stock                             23,836         1                      968                                  969

Exercise of options                                 219,149                              4,767                                4,767
Tax benefit from exercised
   options                                                                               1,822                                1,822
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003           0        0   22,594,034        23    (163,547)     295,271    359,037        3,638      494,422

Comprehensive income:
   Net income                                                                                      23,547                    23,547
   Foreign currency
    translation adjustment                                                                                       6,013        6,013
   Unrealized gains on
    derivatives designated
    and qualified as cash
    flow hedges                                                                                                    683          683
    Reclassification of
    unrealized gains on
    expired derivatives                                                                                           (233)        (233)
                                                                                                                          ---------
Comprehensive income                                                                                                         30,010

Dividends declared                                                                                 (1,824)                   (1,824)
Purchase of treasury stock                                                (31,961)                                          (31,961)
Exercise of options                                 104,770                              2,582                                2,785
Tax benefit from exercised
   options                                                                                 656                                  706
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 28, 2003
(unaudited)                         0   $    0   22,707,304   $    23   $(195,508)   $ 298,762   $380,760     $ 10,101     $494,138

===================================================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                                        SIX MONTHS ENDED
                                                        -----------------------------------------------
                                                        SEPTEMBER 28, 2003           SEPTEMBER 29, 2002
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $     23,547                 $     29,700
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Intangibles amortization                                        134                          209
    Depreciation                                                  3,218                        3,910
    Net gain from sale of property                                 (301)                          --

  Changes in working capital items:
    Accounts receivable, net                                      5,903                       11,271
    Inventories, net                                               (356)                      (3,817)
    Other current assets                                          6,436                       (2,441)
    Accounts payable and accrued liabilities                     (7,878)                      (4,261)
----------------------------------------------------------------------------------------------------
  Cash provided by operating activities                          30,703                       42,205
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                           (894)                      (1,254)
    Capital asset disposals                                       1,695                          574
    Merger transactions, net of cash acquired and
      prior merger-related payments                              (1,018)                      (7,289)
----------------------------------------------------------------------------------------------------
  Cash used in investing activities                                (217)                      (7,969)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of borrowings                                    (52,488)                     (49,132)
    Proceeds from borrowings                                     50,500                       33,150
    Proceeds from the exercise of options                         2,785                        2,127
    Payment of dividends                                         (1,824)                          --
    Purchase of treasury stock                                  (36,680)                     (20,715)
----------------------------------------------------------------------------------------------------
Cash used in financing activities                               (37,707)                     (34,570)
----------------------------------------------------------------------------------------------------
Foreign currency exchange impact on cash                          1,600                         (431)
----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                            (5,621)                        (765)
Cash and cash equivalents at beginning of year                   14,043                       13,423
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $      8,422                 $     12,658
====================================================================================================

SUPPLEMENTAL CASH FLOW:
    Cash paid for interest                                 $        839                 $      1,589
    Cash paid for income taxes                                   14,785                       16,126
====================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Black Box Corporation (the "Company") believes that these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Interim periods are not necessarily indicative of the results of operations for a full year. As such, these unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's most recent Form 10-K as filed with the SEC for the fiscal year ended March 31, 2003. The consolidated Balance Sheet as of March 31, 2003 was derived from the audited Balance Sheet included in the most recent Form 10-K.

NOTE 2: FISCAL YEARS AND BASIS OF PRESENTATION

The Company's fiscal year ends on March 31. Its fiscal quarters consist of 13 weeks and, beginning in Fiscal 2003, end on the Sunday nearest each calendar quarter end. The actual ending date for the periods presented as September 30, 2003 and 2002 was September 28, 2003 and September 29, 2002, respectively. The ending dates for all other periods are as presented.

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

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                             -------------------     --------------------
                                                               2003       2002         2003          2002
---------------------------------------------------------------------------------------------------------
Net income                  As reported                      $ 12,051   $ 15,035     $ 23,547    $ 29,700
                            Stock-based employee
                            compensation under fair-value
                            based method for all awards,
                            net of related tax effects
                                                                2,354      2,031        5,381       4,313
                                                             --------------------------------------------
                            Pro forma                        $  9,697   $ 13,004     $ 18,166    $ 25,387
---------------------------------------------------------------------------------------------------------
Basic earnings per share    As reported                      $   0.66   $   0.75     $   1.28    $   1.48
                            Pro forma                        $   0.53   $   0.65     $   0.99    $   1.26
---------------------------------------------------------------------------------------------------------
Diluted earnings per share  As reported                      $   0.64   $   0.74     $   1.24    $   1.44
                            Pro forma                        $   0.52   $   0.64     $   0.96    $   1.23
=========================================================================================================

The incremental fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                          SEPTEMBER 30,
                                        ----------------
                                        2003        2002
--------------------------------------------------------
Expected life (in years)                 4.7         4.3
Risk free interest rate                  3.9%        4.9%
Expected volatility rate                  53%         52%
Dividend yield                             0%         --
========================================================

NOTE 4: INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                              SEPTEMBER 30, 2003     MARCH 31, 2003
-----------------------------------------------------------------------------------
Raw materials                                      $  1,795             $  1,909
Work-in-process                                          19                    3
Finished goods                                       43,525               42,116
--------------------------------------------------------------------------------
Subtotal                                             45,339               44,028
Excess and obsolete inventory reserves               (4,429)              (3,981)
--------------------------------------------------------------------------------
Inventory, net                                     $ 40,910             $ 40,047
================================================================================

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

At September 30, 2003, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollars, Swiss francs, Japanese yen, Swedish krona and Australian dollars. The total open contracts, with a notional amount of approximately $13,427, have a fair value of $13,728 and will expire within six months. The open contracts have contract rates of 0.8705 to 0.9023 Euro, 0.6138 to 0.634 Pound sterling, 1.3558 to 1.4121 Canadian dollars, 1.3237 to 1.3488 Swiss francs, 111.99 to 118.36 Japanese yen, 8.0248 to 8.4025 Swedish krona and
1.4736 to 1.5571 Australian dollars, all per U.S. dollar.

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                   ---------------------       ---------------------
                                                     2003         2002           2003         2002
----------------------------------------------------------------------------------------------------
Net income                                         $ 12,051     $ 15,035       $  23,547    $ 29,700
Other comprehensive income:
   Foreign currency translation adjustment            1,304          153           6,013       3,929
   Unrealized gains on derivatives
     designated and qualified as cash
     flow hedges, net of
     reclassification of unrealized
     losses on expired derivatives                       83          351             450         151
----------------------------------------------------------------------------------------------------
Comprehensive income                               $ 13,438     $ 15,539       $  30,010    $ 33,780
====================================================================================================

The components of accumulated other comprehensive income consisted of the following:

                                                                 SEPTEMBER 30, 2003       MARCH 31, 2003
--------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                               $  9,318                $ 3,405
Unrealized gains on derivatives designated and qualified as
  cash flow hedges                                                         683                    233
-----------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income                          $ 10,101                $ 3,638
=====================================================================================================

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

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                   ---------------------       ---------------------
            (Shares in thousands)                    2003         2002            2003        2002
----------------------------------------------------------------------------------------------------
Net income for earnings per share
   computation                                     $ 12,051     $ 15,035       $  23,547    $ 29,700
Basic earnings per common share:
  Weighted average common shares                     18,208       19,982          18,412      20,118
  Basic earnings per common share                  $   0.66     $   0.75       $    1.28    $   1.48
----------------------------------------------------------------------------------------------------
Diluted earnings per common share:
  Weighted average common shares                     18,208       19,982          18,412      20,118
  Shares issuable from assumed conversion of
    stock options and contingently issuable
    shares from acquisitions (net of tax
    savings)                                            595          436             519         545
                                                   -------------------------------------------------
  Weighted average common and common
    equivalent shares                                18,803       20,418          18,931      20,663
  Diluted earnings per common share                $   0.64     $   0.74       $    1.24    $   1.44
====================================================================================================

The Company also has 937,669 shares and 2,243,000 shares issuable upon the exercise of outstanding stock options for the three months ended September 30, 2003 and 2002, respectively, and 2,401,343 shares and 1,423,000 shares for the six months ended September 30, 2003 and 2002, respectively. The exercise price of such options was greater than the average market price for those time periods and as such do not impact the share count.

NOTE 8: NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. The Company does not believe that this statement will have a material impact on the Company's consolidated financial statements or results of operations.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in certain instances, all provisions of this Statement should be applied prospectively. The application of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS No. 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

NOTE 9: CHANGES IN BUSINESS

During the six months ended September 30, 2003, the Company paid approximately $425 for obligations related to mergers completed in prior periods.

During Fiscal 2003, the Company successfully completed three business combinations that have been accounted for using the purchase method of accounting, June 2002 - Societe d'Installation de Reseaux Informatiques et Electriques; July 2002 - EDC Communications Limited and EDC Communications (Ireland) Limited; and January 2003 - Rowe Structured Cabling Ltd. The aggregate purchase price of these three business combinations was approximately $4,600 and resulted in goodwill of $3,317 and other intangibles of $348 in accordance with SFAS No. 141, "Business Combinations."

As of September 30, 2003, certain merger agreements provide for contingent payments of up to $2,891. Upon meeting future operating performance goals, goodwill will be adjusted for the amount of the contingent payments.

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

As of September 30, 2003, the Company's trademarks had a net carrying amount of $27,739. The Company believes this intangible has an indefinite life.

The Company had the following other intangibles as of September 30, 2003:

                                        GROSS CARRYING AMOUNT        ACCUMULATED AMORTIZATION
---------------------------------------------------------------------------------------------
Non-Compete Agreements                       $  2,136                         $   411
Acquired Backlog                                  318                             318
---------------------------------------------------------------------------------------------
Total                                        $  2,454                         $   729
=============================================================================================

The non-compete agreements and acquired backlog are amortized over their estimated useful lives of 10 years and 1 year, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the three and six months ended September 30, 2003 was $45 and $134, respectively.

The estimated amortization expense for each of the five fiscal years subsequent to September 30, 2003 for the non-compete agreements and acquired backlog intangibles is as follows: remainder of fiscal 2004 - $94; fiscal 2005 - $186; fiscal 2006 - $186; fiscal 2007 - $186; and fiscal 2008 - $186.

The changes in the carrying amount of goodwill, net of amortization, by reporting segment for the six months ended September 30, 2003, are as follows:

                                               NORTH
                                              AMERICA       EUROPE     ALL OTHER     TOTAL
-------------------------------------------- -----------------------------------------------
Balance as of March 31, 2003                 $ 309,214     $ 58,973     $ 1,603    $ 369,790
Goodwill during the period related to:
    Actual earnout payments                        355           --          70          425
    Currency translation                           654        3,093          21        3,768
-------------------------------------------- -----------------------------------------------
Balance as of September 30, 2003             $ 310,223     $ 62,066     $ 1,694    $ 373,983
============================================================================================

]
                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

The changes in total intangible assets, net of accumulated amortization, from March 31, 2003 to September 30, 2003 are as follows:

                                                                  NON-
                                                              COMPETES AND
                                             TRADEMARKS          BACKLOG          GOODWILL            TOTAL
-------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2003                 $  27,739          $  1,770          $ 369,790         $ 399,299
Change in net intangible assets during the
  period related to:
    Amortization expense                            --               (45)                --               (45)
    Actual earnout payments                         --                --                425               425
    Currency translation                            --                --              3,768             3,765
-------------------------------------------------------------------------------------------------------------
Balance as of September 30, 2003             $  27,739           $ 1,725          $ 373,983         $ 403,447
=============================================================================================================

NOTE 11: TREASURY STOCK

The Company previously announced intentions to repurchase up to 5.5 million shares of its Common Stock from April 1, 1999 through September 30, 2003. During the second quarter of Fiscal 2004, the Company repurchased approximately 0.4 million shares for an aggregate purchase price of $17,402 and for the first six months of Fiscal 2004, repurchases totaled 0.8 million shares for $31,961. Since inception of the repurchase program in April 1999 through September 2003, the Company has repurchased in aggregate approximately 4.3 million shares for approximately $196,000. Funding for the stock repurchases came from existing cash flow and cash on hand. During the first half of the fiscal year, the Company used $4,719 of cash on hand for stock repurchases.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

NOTE 12: INDEBTEDNESS

Long-term debt is as follows:

                                        SEPTEMBER 30, 2003      MARCH 31, 2003
------------------------------------------------------------------------------
Revolving credit agreement                   $  47,700            $   49,100
Other debt                                         752                 1,279
----------------------------------------------------------------------------
Total debt                                      48,452                50,379
Less: current portion                             (604)                 (926)
----------------------------------------------------------------------------
Long-term debt                               $  47,848            $   49,453
============================================================================

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

The interest on the borrowings is variable based on the Company's option of selecting the banks prime rate plus an applicable margin as defined in the Syndicated Debt agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement.

The weighted average interest rate on all indebtedness of the Company as of September 30, 2003 was approximately 1.85%.

NOTE 13: RESTRUCTURING

In the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 primarily related to adjusting staffing levels and real estate consolidations. Of this charge, $5,034 related to severance for 245 total team members ($4,299 related to severance for 130 team members in Europe; $581 related to severance for 94 team members in North America; $154 related to severance for 21 individuals in Latin America) and $1,502 related to real estate consolidations.

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of approximately $3,500 primarily related to adjusting staffing levels and real estate consolidations. Of this charge, $2,168 related to severance for 105 total team members ($1,830 related to severance for 60 team members in Europe; $230 related to severance for 19 team members in Latin America; $108 related to severance for 26 team members in North America) and $1,332 related to real estate consolidations. The components of the restructuring accrual at September 30, 2003 are as follows:

                                        ACCRUED               CASH                           ACCRUED
                                     MARCH 31, 2003       EXPENDITURES       OTHER      SEPTEMBER 30, 2003
----------------------------------------------------------------------------------------------------------
Team Member Severance                   $ 4,375             $ 3,894          $  --           $    481
Facility Closures                         1,806                 706            453                647
-----------------------------------------------------------------------------------------------------
Total                                   $ 6,181             $ 4,600          $ 453           $  1,128
=====================================================================================================

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

The accounting policies of the various segments are the same as those described in "Summary of Significant Accounting Principles" in Note 1 of the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003. The Company evaluates the performance of each segment based on operating income. Inter-segment sales and segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented below.

Summary information by reportable segment is as follows:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                             ----------------------     ------------------------
              NORTH AMERICA                     2003        2002          2003            2002
------------------------------------------------------------------------------------------------
Revenues                                     $  88,473    $ 114,670     $  174,890     $ 222,639
Operating income                                11,806       17,154         23,695        33,239
Depreciation                                     1,055        1,372          2,234         2,748
Amortization                                        11           40             23            81
Segment assets                                 574,406      605,979        574,406       605,979
================================================================================================

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                             ----------------------     ------------------------
                 EUROPE                         2003         2002          2003          2002
------------------------------------------------------------------------------------------------
Revenues                                     $  32,037    $  38,372     $   65,635     $  74,390
Operating income                                 5,351        5,444          9,953        11,081
Depreciation                                       385          456            803           891
Amortization                                        27           61            102           116
Segment assets                                 121,281      119,307        121,281       119,307
================================================================================================

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                             ----------------------     ------------------------
                ALL OTHER                       2003         2002         2003          2002
------------------------------------------------------------------------------------------------
Revenues                                     $   8,758    $   9,689     $   17,090     $  20,114
Operating income                                 2,137        2,061          4,019         4,426
Depreciation                                       103          140            181           271
Amortization                                         7            7              9            12
Segment assets                                  16,646       18,472         16,646        18,472
================================================================================================

The following reconciles certain segment assets to total consolidated assets:


               ASSETS                     SEPTEMBER 30, 2003          MARCH 31, 2003
------------------------------------------------------------------------------------
Assets for North America, Europe and
   All Other segments                         $  712,333                $  727,349
Corporate eliminations                           (98,148)                 (100,620)
----------------------------------------------------------------------------------
Total consolidated assets                     $  614,186                $  626,729
==================================================================================

Management is also presented with and reviews revenues by service type. The following information is presented:

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                              ---------------------   ----------------------
          REVENUES                               2003        2002        2003         2002
--------------------------------------------------------------------------------------------
Hotline Services                              $   58,994   $ 64,324   $  114,970   $ 127,878
Structured Cabling Services                       52,543     76,690      107,143     149,824
Telephony Services                                17,731     21,717       35,502      39,441
--------------------------------------------------------------------------------------------
Total revenues                                $  129,268   $162,731   $  257,615   $ 317,143
============================================================================================

NOTE 15: COMMITMENTS AND CONTINGENCIES

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003, two arbitration awards against the Company for $1.5 million and $1.3 million were being appealed. The Company has received adverse decisions on these appeals and has taken further appeals. Based on the facts currently available to the Company, management believes all such matters are adequately provided for, covered by insurance, without merit, not probable that an unfavorable outcome will result, or of such amounts which upon resolution will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003, the Company has been named as a defendant in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These actions were consolidated in a lawsuit in the United States District Court for the Western District of Pennsylvania in a case captioned In Re Black Box Corporation Securities Litigation (Civil Action No. 03-CV-412). On October 3, 2003, the plaintiffs in this action filed a Consolidated Class Action Complaint in this matter. The Company believes that the claims are without merit and intends to defend itself vigorously.

As previously disclosed on Form 8-K filed on October 28, 2003, the Company received a formal order of investigation issued by the SEC in connection with an inquiry pursuant to which the Staff of the SEC has requested additional information from the Company and several of its officers, directors and team members. The Company is responding to the SEC subpoenas and intends to cooperate fully with the inquiry. Prior to this formal inquiry, the Company voluntarily furnished information to the SEC. The Company believes that this inquiry resulted from its March 11, 2003 press release concerning its anticipated fourth quarter 2003 results and trading in Black Box securities occurring prior thereto.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company manages its business based on geographic segments: North America, Europe and All Other. In addition, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis.

                              Dollars in Thousands

The tables below should be read in conjunction with the following discussion.

                                       THREE MONTHS ENDED SEPTEMBER 30,                      SIX MONTHS ENDED SEPTEMBER 30,
                              -------------------------------------------------     ----------------------------------------------
                                       2003              2002                          2003                     2002
                                      (2Q04)            (2Q03)                      (2Q04YTD)                 (2Q03YTD)
----------------------------------------------------------------------------------------------------------------------------------
                                              % of                     % of                          % of                   % of
                                             total                    total                         total                  total
                                            revenues                 revenues                      revenues               revenues
                                            --------                 --------                      --------               --------
BY GEOGRAPHY
Revenues:
  North America                 $  88,473      68%     $ 114,670         70%        $ 174,890         68%     $ 222,639       70%
  Europe                           32,037      25%        38,372         24%           65,635         25%        74,390       24%
  All Other                         8,758       7%         9,689          6%           17,090          7%        20,114        6%
                                ------------------------------------------------------------------------------------------------
  Total                         $ 129,268     100%     $ 162,731        100%        $ 257,615        100%     $ 317,143      100%
                                ------------------------------------------------------------------------------------------------
Operating Income:
  North America                 $  11,806              $  17,154                    $  23,695                 $  33,239
   % of North America                13.3%                  15.0%                        13.5%                     14.9%
    revenues
  Europe                        $   5,351              $   5,444                    $   9,953                    11,081
  % of Europe revenues               16.7%                  14.2%                        15.2%                     14.9%
  All Other                     $   2,137              $   2,061                    $   4,019                     4,426
   % of All Other revenues           24.4%                  21.3%                        23.5%                     22.0%
                                ------------------------------------------------------------------------------------------------
  Total                         $  19,294              $  24,659                    $  37,667                 $  48,746
  % of Total revenues                14.9%                  15.2%                        14.6%                     15.4%
================================================================================================================================

                                       THREE MONTHS ENDED SEPTEMBER 30,                      SIX MONTHS ENDED SEPTEMBER 30,
                              -------------------------------------------------     ----------------------------------------------
                                    2003                 2002                          2003                     2002
                                   (2Q04)               (2Q03)                      (2Q04YTD)                 (2Q03YTD)
----------------------------------------------------------------------------------------------------------------------------------
                                              % of                     % of                          % of                   % of
                                             total                    total                         total                  total
                                            revenues                 revenues                      revenues               revenues
                                            --------                 --------                      --------               --------
BY SERVICE TYPE
Revenues:
  Hotline Services              $  58,994      46%     $  64,324         40%        $ 114,970         45%     $ 127,878       41%
  Structured Cabling
  Services                         52,543      40%        76,690         47%          107,143         41%       148,824       47%
  Telephony Services               17,731      14%        21,717         13%           35,502         14%        39,441       12%
                                ------------------------------------------------------------------------------------------------
  Total                         $ 129,268     100%     $ 162,731        100%        $ 257,615        100%     $ 317,143      100%
                                ------------------------------------------------------------------------------------------------

Gross Profit:
  Hotline Services              $  30,862              $  32,936                    $  59,971                 $  64,598
  % of Hotline Services
    revenues                         52.3%                  51.2%                        52.2%                     50.5%
  Structured Cabling
    Services                    $  17,003              $  24,135                    $  35,137                 $  48,678
  % of Structured Cabling
    Services revenues                32.4%                  31.5%                        32.8%                     32.5%
  Telephony Services            $   6,010              $   6,309                    $  12,214                 $  11,996
  % of Telephony Services
    revenues                         33.9%                  29.1%                        34.4%                     30.4%
                                ------------------------------------------------------------------------------------------------
  Total                         $  53,875              $  63,380                    $ 107,322                 $ 125,272
% of Total revenues                  41.7%                  38.9%                        41.7%                     39.5%
================================================================================================================================

I. SECOND QUARTER FISCAL 2004 (2Q04) COMPARED TO SECOND QUARTER FISCAL 2003
(2Q03):

TOTAL REVENUES

Total revenues for 2Q04 were $129,268, a decrease of 21% compared to 2Q03 total revenues of $162,731. If exchange rates had remained constant from the second quarter last year, 2Q04 total revenues would have been lower by $3,303, or 2%.

REVENUES BY GEOGRAPHY

NORTH AMERICA REVENUES

Revenues in North America were $88,473 for 2Q04, a decrease of 23% compared to $114,620 for 2Q03. The North America revenue decline was generally due to weak general economic conditions that affected client demand.

EUROPE REVENUES

Revenues in Europe were $32,037 for 2Q04, a decrease of 17% compared to $38,372 for 2Q03. The Europe revenue decline was due to weak general economic conditions that affected client demand, offset in part by the positive impact of the exchange rate relative to the U.S. dollar. If the exchange rate relative to the U.S. dollar had remained unchanged from 2Q03, Europe revenues would have decreased by 24%.

ALL OTHER REVENUES

Revenues for All Other were $8,758 for 2Q04, a decrease of 10% compared to $9,689 for 2Q03. The revenue decline in these regions was due to weak general economic conditions that affected client demand, offset by the positive impact of the exchange rate relative to the U.S. dollar. If the exchange rate relative to the U.S. dollar had remained unchanged from 2Q03, All Other revenues would have decreased 13%.

REVENUES BY SERVICE TYPE

HOTLINE SERVICES

Revenues from hotline services for 2Q04 were $58,994, a decrease of 8% compared to $64,324 for 2Q03. The Company believes the overall decline in hotline services revenues was driven by weak general economic conditions.

STRUCTURED CABLING SERVICES

Revenues from structured cabling services were $52,543 for 2Q04, a decrease of 31% compared to $76,690 for 2Q03. The Company believes the overall decline in structured cabling services revenue was driven by weak general economic conditions.

TELEPHONY SERVICES

Revenues from telephony services were $17,731 for 2Q04, a decrease of 18% compared to $21,717 for 2Q03. The Company believes the overall decline in telephony services revenue was driven by weak general economic conditions.

GROSS PROFIT

Gross profit dollars for 2Q04 decreased to $53,875 from $63,380 for 2Q03. The decrease in gross profit dollars over prior year was due to the decline in revenues. Gross profit as a percent of revenues for 2Q04 increased to 41.7% of revenues from 38.9% of revenues for 2Q03. The increase in gross profit percentage was due primarily to cost reduction efforts.

Gross profit dollars for hotline services for 2Q04 was $30,862, or 52.3% of revenues, compared to $32,936, or 51.2% of revenues for 2Q03. Gross profit dollars for structured cabling services for 2Q04 was $17,003, or 32.4% of revenues, compared to $24,135, or 31.5% of revenues for 2Q03. Gross profit dollars for telephony services for 2Q04 was $6,010, or 33.9% of revenues, compared to $6,309, or 29.1% of revenues for 2Q03.

SG&A EXPENSES

Selling, general and administrative ("SG&A") expenses for 2Q04 were $34,536 a decrease of $4,077 over SG&A expenses of $38,613 for 2Q03. The dollar decrease from 2Q04 to 2Q03 related to the Company's cost reduction efforts worldwide. SG&A expenses as a percent of revenues for 2Q04 increased to 26.7% of revenues from 23.7% of revenues for 2Q03. The percentage increase relates to funding of strategic growth initiatives. Included in SG&A is a pre-tax gain of $531 from sale of property, offset in part by the disposal of $230 in leasehold improvements related to another property.

INTANGIBLES AMORTIZATION

Intangibles amortization for 2Q04 was $45 compared to 2Q03 of $108.

OPERATING INCOME

Operating income for 2Q04 was $19,294, or 14.9% of revenues, compared to $24,659 or 15.2% of revenues in 2Q03.

The decrease in operating income dollars is primarily due to the decrease in revenues while the decline in the operating income as a percentage of revenues was due primarily to the additional SG&A expenses as a percentage of revenues as described above.

NET INTEREST EXPENSE

Net interest expense for 2Q04 decreased to $440 from $766 for 2Q03 due to reductions in the outstanding debt from $63,048 at the end of 2Q03 to $48,452 at the end of 3Q04 and the interest rate reduction of approximately 0.75% during the period from 2Q03 to 2Q04.

PROVISION FOR INCOME TAXES

The tax provision for 2Q04 was $6,778, an effective tax rate of 36.0%, compared to 2Q03 of $8,825, an effective tax rate of 37.0%. The Company reduced its annual effective tax rate to 36.0% during the third quarter of Fiscal 2003 as a result of reduced state income taxes. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

NET INCOME

Net income for 2Q04 was $12,051, or 9.3% of revenues, compared to $15,035, or 9.2% of revenues for 2Q03.

II. FIRST HALF FISCAL 2004 (2Q04YTD) COMPARED TO FIRST HALF FISCAL 2003
(2Q03YTD):

TOTAL REVENUES

Total revenues for 2Q04YTD were $257,615, a decrease of 19% compared to 2Q03YTD total revenues of $317,143. If exchange rates had remained constant from the same periods last year, 2Q04YTD total revenues would have been lower by $9,189, or 22%.

REVENUES BY GEOGRAPHY

NORTH AMERICA REVENUES

Revenues in North America were $174,890 for 2Q04YTD, a decrease of 21% compared to $222,639 for 2Q03YTD. The North America revenue decline was generally due to weak general economic conditions that affected client demand.

EUROPE REVENUES

Revenues in Europe were $65,635 for 2Q04YTD, a decrease of 12% compared to $74,390 for 2Q03YTD. The Europe revenue decline was due to weak general economic conditions that affected client demand, offset in part by the positive impact of the exchange rate relative to the U.S. dollar. If the exchange rate relative to the U.S. dollar had remained unchanged from the same periods last year, Europe revenues would have decreased by 28%.

ALL OTHER REVENUES

Revenues for All Other were $17,090 for 2Q04YTD, a decrease of 15% compared to $20,114 for 2Q03YTD. The revenue decline in these regions was due to weak general economic conditions that affected client demand, offset by the positive impact of the exchange rate relative to the U.S. dollar. If the exchange rate relative to the U.S. dollar had remained unchanged from the same periods last year, All Other revenues would have decreased 19%.

REVENUES BY SERVICE TYPE

HOTLINE SERVICES

Revenues from hotline services for 2Q04YTD were $114,970, a decrease of 10% compared to $127,878 for 2Q03YTD. The Company believes the overall decline in hotline services revenues was driven by weak general economic conditions.

STRUCTURED CABLING SERVICES

Revenues from structured cabling services were $107,143 for 2Q04YTD, a decrease of 28% compared to $148,824 for 2Q03YTD. The Company believes the overall decline in structured cabling services revenue was driven by weak general economic conditions.

TELEPHONY SERVICES

Revenues from telephony services were $35,502 for 2Q04YTD, a decrease of 10% compared to $39,441 for 2Q03YTD. The Company believes the overall decline in telephony services revenue was driven by weak general economic conditions.

GROSS PROFIT

Gross profit dollars for 2Q04YTD decreased to $107,322 from $125,272 for 2Q03YTD. The decrease in gross profit dollars over prior year was due to the decline in revenues. Gross profit as a percent of revenues for 2Q04YTD increased to 41.7% of revenues from 39.5% or revenues for 2Q03YTD. The increase in gross profit percentage was due primarily to cost reduction efforts.

Gross profit dollars for hotline services for 2Q04YTD was $59,971, or 52.2% of revenues, compared to $64,598, or 50.5% of revenues for 2Q03YTD. Gross profit dollars for structured cabling services for 2Q04YTD was $35,137, or 32.8% of revenues, compared to $48,678, or 32.5% of revenues for 2Q03YTD. Gross profit dollars for telephony services for 2Q04YTD was $12,214, or 34.4% of revenues, compared to $11,996, or 30.4% or revenues.

SG&A EXPENSES

Selling, general and administrative ("SG&A") expenses for 2Q04YTD were $69,521 a decrease of $6,796 over SG&A expenses of $76,317 for 2Q03YTD. The dollar decrease from 2Q04YTD to 2Q03YTD related to the Company's cost reduction efforts worldwide. SG&A expenses as a percent of revenues for 2Q04YTD were 27.0% of revenues compared to 24.1% of revenues for 2Q03YTD. The percentage increase relates to funding of strategic growth initiatives.

INTANGIBLES AMORTIZATION

Intangibles amortization for 2Q04YTD was $134 compared to 2Q03YTD of $209.

OPERATING INCOME

Operating income for 2Q04YTD was $37,667, or 14.6% of revenues, compared to $48,747 or 15.4% of revenues in 2Q03YTD.

The decrease in operating income dollars is primarily due to the decrease in revenues while the decline in the operating income as a percentage of revenues was due primarily to the additional SG&A expenses as a percentage of revenues as described above.

NET INTEREST EXPENSE

Net interest expense for 2Q04YTD decreased to $860 from $1,538 for 2Q03YTD due to reductions in the outstanding debt from $63,048 at the end of 2Q03 to $48,452 at the end of 2Q04 and the interest rate reduction of approximately 0.75% during the period from 2Q03YTD to 2Q04YTD.

PROVISION FOR INCOME TAXES

The tax provision for 2Q04YTD was $13,244, an effective tax rate of 36.0%, compared to 2Q03YTD of $17,438, an effective tax rate of 37.0%. The Company reduced its annual effective tax rate to 36.0% during the third quarter of Fiscal 2003 as a result of reduced state income taxes. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

NET INCOME

Net income for 2Q04YTD was $23,547, or 9.1% of revenues, compared to $29,700, or 9.4% of revenues for 2Q03YTD.

III. LIQUIDITY AND CAPITAL RESOURCES:

Cash Provided by Operating Activities for 2Q04YTD and 2Q03YTD was $30,703 and $42,205, respectively. Reflected as a source of cash from operating activities in 2Q04YTD are decreases in accounts receivables and unbilled accounts and other current assets offset in part by an increase in inventories and a decrease in accounts payable and accrued liabilities. In 2Q03YTD, decreases in accounts receivables were a source of cash flow from operating activities, while an increase in inventories and decreases in other current assets, accounts payable and accrued liabilities were a use of cash flow.

In addition to Cash Provided by Operating Activities of $30,703 in 2Q04YTD, the Company had additional cash flow of $5,186. This was generated from $2,785 of stock option exercises, $1,600 of foreign currency exchange impact on cash, and $801 from disposals of capital assets. The Company's 2Q04YTD cash flow was used for repurchases of Company stock of $31,059, debt reduction of $1,988, dividend payments of $1,824 and merger activity of $1,018.

In addition, the Company used $5,621 of cash on hand for additional stock repurchases during the first half of the fiscal year.

Beginning in the third quarter of Fiscal 2003 and in all subsequent quarters, the Company's Board of Directors has declared quarterly cash dividends of $0.05 per share on all outstanding shares of Black Box's common stock.

The dividend declared in 2Q04 totaled $920 and was paid on October 15, 2003 to stockholders of record at the close of business on September 30, 2003.

As of the end of 2Q04, the Company had cash and cash equivalents of $8,422, working capital of $115,054 and long-term debt of $47,848.

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

The Company's total debt at the end of 2Q04 of $48,452 was comprised of $47,700 under the Long Term Revolver and $752 of various other third party, non-employee loans. The weighted average interest rate on all indebtedness of the Company at the end of 2Q04 and 2Q03 was approximately 1.85% and 2.61%, respectively. In addition, at the end of 2Q04, the Company had $4,846 of letters of credit outstanding and $67,454 available under the Long Term Revolver.

Interest on the Long Term Revolver is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company's borrowings are under the Euro-rate option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% (0.75% at the end of 2Q04) on the Euro-dollar rate option and from zero to 0.75% (zero at the end of 2Q04) on the prime rate option. The Long Term Revolver provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.25% to 0.375% (0.25% at the end of 2Q04). The Long Term Revolver is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

The net cash impact of merger transactions and prior merger-related payments during 2Q04YTD was $1,018. During 2Q04YTD, capital expenditures were $894, while capital disposals were $1,695. Capital expenditures for Fiscal 2004 are projected to be $3,000 to $4,000 and will be spent primarily on information systems, general equipment and facility improvements.

The Company previously announced intentions to repurchase up to 5.5 million shares of its Common Stock from April 1, 1999 through September 30, 2003. During 2Q04, the Company repurchased approximately 0.4 million shares for an aggregate purchase price of $17,402 and for 2Q04YTD, repurchases totaled 0.8 million shares for $31,961. Since inception of the repurchase program in April 1999 through 2Q04, the Company has repurchased in aggregate approximately 4.3 million shares for approximately $196,000. Funding for the stock repurchases came from existing cash flow. Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

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

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables and payables, which are also included in accumulated other comprehensive income in stockholders' equity on the Consolidated Balance Sheet. At September 30, 2003, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollars, Swiss francs, Japanese yen, Swedish krona and Australian dollars. The total open contracts, with a notional amount of approximately $13,427, have a fair value of $13,728 and will expire within six months. The open contracts have contract rates of 0.8705 to 0.9023 Euro, 0.6138 to 0.634 Pound sterling, 1.3558 to 1.4121 Canadian dollars, 1.3237 to 1.3488 Swiss francs, 111.99 to 118.36 Japanese yen, 8.0248 to
8.4025 Swedish krona and 1.4736 to 1.5571 Australian dollars, all per U.S.
dollar.

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

The Company's critical accounting policies are described in the Form 10-K for the year ended March 31, 2003. There have been no significant changes to these policies during the two subsequent quarters.

V. NEW ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. The Company does not believe that this statement will have a material impact on the Company's consolidated financial statements or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in certain instances, all provisions of this Statement should be applied prospectively. The application of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS No. 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

VI. INFLATION:

The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.

VII. FORWARD LOOKING STATEMENTS:

When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the ability of the Company to identify, acquire and operate additional on-site technical service companies, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, customer preferences and various other matters, many of which are beyond the Company's control. These and other risk factors are discussed in greater detail in the Company's most recent Annual Report on Form 10-K on file with the Securities and Exchange Commission. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based. Investors should also be aware that the Company does not provide forecasts regarding its future financial results. In addition, while the Company does, from time to time, communicate with securities analysts and stockholders, it is against the Company's practice to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a practice against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company will enter into forward exchange contracts on a selective basis. At September 30, 2003, the Company had open contracts, which equal approximately $13,427 at the contract rates, with a fair value of approximately $13,728.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the variable rate debt. For the three-month periods ended September 30, 2003 and 2002, an instantaneous 100 basis point increase in the interest rate would reduce the Company's expected net income in the subsequent three months by $76 and $99, respectively, assuming the Company employed no intervention strategies.

ITEM 4 - CONTROLS AND PROCEDURES

An evaluation was performed as of September 28, 2003, under the supervision and with the participation of Company management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Act"). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to their evaluation.

                            PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003, two arbitration awards against the Company for $1.5 million and $1.3 million were being appealed. The Company has received adverse decisions on these appeals and has taken further appeals. Based on the facts currently available to the Company, management believes all such matters are adequately provided for, covered by insurance, without merit, not probable that an unfavorable outcome will result, or of such amounts which upon resolution will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003, the Company has been named as a defendant in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These actions were consolidated in a lawsuit in the United States District Court for the Western District of Pennsylvania in a case captioned In Re Black Box Corporation Securities Litigation (Civil Action No. 03-CV-412). On October 3, 2003, the plaintiffs in this action filed a Consolidated Class Action Complaint in this matter. The Company believes that the claims are without merit and intends to defend itself vigorously.

As previously disclosed on Form 8-K filed on October 28, 2003, the Company received a formal order of investigation issued by the SEC in connection with an inquiry pursuant to which the Staff of the SEC has requested additional information from the Company and several of its officers, directors and team members. The Company is responding to the SEC subpoenas and intends to cooperate fully with the inquiry. Prior to this formal inquiry, the Company voluntarily furnished information to the SEC. The Company believes that this inquiry resulted from its March 11, 2003 press release concerning its anticipated fourth quarter 2003 results and trading in Black Box securities occurring prior thereto.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 12, 2003, the Company's stockholders voted on the following four matters at the Company's annual meeting of the stockholders: (i) the election of directors; (ii) the amendment to the 1992 Stock Option Plan to increase the number of shares authorized; (iii) the amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized; and (iv) the ratification of the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending March 31, 2004.

Each of the Company's nominees for director was re-elected at the annual meeting by the following vote:

                                    Shares                   Shares          Shares          Broker
                                   Voted For                Withheld       Abstaining      Non-Votes
                                   ---------                --------       ----------      ---------
William F. Andrews                16,181,905                  734,672           0              0
Thomas W. Golonski                16,454,062                  462,515           0              0
Thomas G. Greig                   16,020,799                  895,778           0              0
William R. Newlin                 13,100,831                3,815,746           0              0
Brian D. Young                    15,926,511                  990,066           0              0
Fred C. Young                     16,387,628                  528,949           0              0

The amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan was approved by the following vote:

  Shares           Shares Voted      Shares              Broker
Voted For             Against      Abstaining          Non-Votes
---------             -------      ----------          ---------
13,344,869          3,507,542        64,162                4

The amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized:

  Shares                     Shares Voted                    Shares                        Broker
Voted For                       Against                    Abstaining                    Non-Votes
---------                    ------------                  ----------                    ---------
13,354,541                     3,539,219                     22,814                          3

The appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending March 31, 2004 was approved by the following vote:

  Shares              Shares Voted            Shares          Broker
Voted For                Against            Abstaining      Non-Votes
---------             ------------          ----------      ---------
16,710,816               187,896              17,865            0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               21.1    Subsidiaries of the Company

               31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K furnished during the quarter ended September 28, 2003

             Current report on Form 8-K for the event dated July 22, 2003 covering Item 5 thereof disclosing and filing the Company's press release related to first quarter fiscal 2004 results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BLACK BOX CORPORATION

November 11, 2003                        By: /s/  Michael McAndrew
                                             -----------------------------------
                                             Michael McAndrew
                                             Chief Financial Officer, Treasurer
                                             and Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
  No.
-------
 21.1     Subsidiaries of the Company

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