Form 10-Q
period 2003-12-28
BLACK BOX CORP
filed 2004-02-11
CIK 849547

                                                       Fiscal 2004 Third Quarter


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2003
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

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of February 6, 2003 was 18,022,056 shares.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                                                                         (UNAUDITED)
                                                                                         DECEMBER 28,     MARCH 31,
                                                                                             2003           2003
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $   9,924       $  14,043
  Accounts receivable, net of allowance for doubtful
    accounts of $11,655 and $11,710, respectively                                           100,632         100,263
  Inventories, net                                                                           40,047
                                                                                                             42,169
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                                                 15,276          18,261

  Other current assets                                                                       13,301          16,052
--------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                    188,666
                                                                                                            181,302

Property, plant and equipment, net                                                           30,800          34,737
Goodwill, net                                                                               378,870         369,790
Other intangibles, net                                                                       29,495          29,509
Other assets                                                                                  2,907           4,027
--------------------------------------------------------------------------------------------------------------------
    Total assets                                                                          $ 623,374       $ 626,729
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt                                                                            $     759       $     926
  Accounts payable                                                                           30,217          30,508
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                                  3,599           3,295
  Other accrued expenses                                                                     26,507          32,405
  Accrued income taxes                                                                        2,080           2,940
--------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                63,162          70,074

Long-term debt                                                                               46,780          49,453
Other liabilities                                                                            10,894          12,780

Stockholders' equity:
Preferred stock authorized 5,000,000; par value $1.00;
  none issued and outstanding                                                                    --              --
Common stock authorized 100,000,000; par value $.001;
  issued 22,865,351 and 22,594,034 shares, respectively                                          23              23
Additional paid-in capital                                                                  303,401         295,271
Retained earnings                                                                           392,040         359,037
Treasury stock, at cost, 4,987,817 and 3,822,500 shares, respectively                      (211,183)       (163,547)
Accumulated other comprehensive income                                                       18,257           3,638
--------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                              502,538         494,422
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                            $ 623,374       $ 626,729
====================================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (In Thousands, Except Per Share Amounts)

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                         --------------------------  --------------------------
                                         DECEMBER 28,  DECEMBER 29,  DECEMBER 28,  DECEMBER 29,
                                             2004         2002           2003         2002
===============================================================================================

Revenues                                   $133,067      $153,062      $390,682      $470,205
   Cost of sales                             78,426        92,423       228,719       284,294
-----------------------------------------------------------------------------------------------

Gross profit                                 54,641        60,639       161,963       185,911

   Selling, general and
     administrative expenses                 34,953        37,471       104,474       113,788

   Intangibles amortization                      64            96           198           305
-----------------------------------------------------------------------------------------------

Operating income                             19,624        23,072        57,291        71,818

   Interest expense, net                        498           671         1,358         2,209

   Other expense, net                            75            44            91           114
-----------------------------------------------------------------------------------------------

   Income before income taxes                19,051        22,357        55,842        69,495

   Provision for income taxes                 6,858         7,580        20,102        25,018
-----------------------------------------------------------------------------------------------

Net income                                 $ 12,193      $ 14,777      $ 35,740      $ 44,477
===============================================================================================

Basic earnings per common share            $   0.68      $   0.75      $   1.96      $   2.23

Diluted earnings per common share          $   0.66      $   0.73      $   1.90      $   2.17
-----------------------------------------------------------------------------------------------

Weighted average common shares               17,954        19,596        18,258        19,937

Weighted average common and common
   equivalent shares                         18,571        20,225        18,792        20,513
-----------------------------------------------------------------------------------------------

Dividend per share                         $   0.05      $   0.05      $   0.15      $   0.05
===============================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (In Thousands, Except Share Amounts)

                                                                                                            ACCUMULATED
                                 PREFERRED STOCK     COMMON STOCK      ADDITIONAL                              OTHER
                                 ---------------   ----------------     PAID-IN      RETAINED    TREASURY  COMPREHENSIVE
                                 SHARES   AMOUNT   SHARES    AMOUNT     CAPITAL      EARNINGS      STOCK       INCOME        TOTAL
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2002          0       $0    22,351,049   $22       $287,714     $312,288   $(100,355)     $(9,571)    $490,098

Comprehensive income:
   Net income                                                                          48,685                                48,685
   Foreign currency
    translation adjustment                                                                                      12,808       12,808
   Unrealized gains on
    derivatives designated
    and qualified as cash
    flow hedges, net of tax                                                                                        233          233
   Reclassification of
    unrealized losses on
    expired derivatives                                                                                            168          168
                                                                                                                           ---------
Comprehensive income                                                                                                         61,894

Dividends declared                                                                     (1,936)                               (1,936)

Purchase of treasury stock                                                                        (63,192)                  (63,192)

Issuance of common stock                             23,836     1            968                                                969
Exercise of options, net of tax                     219,149                4,767                                              4,767
Tax benefit from exercised
  options                                                                  1,822                                              1,822
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2003          0        0    22,594,034    23        295,271      359,037    (163,547)       3,638      494,422

Comprehensive income:
   Net income                                                                          35,740                                35,740
   Foreign currency
    translation adjustment                                                                                      14,369       14,369
   Unrealized gains on
    derivatives designated
    and qualified as cash
    flow hedges, net of tax                                                                                        483          483
   Reclassification of
    unrealized gains on
    expired derivatives                                                                                           (233)        (233)
                                                                                                                           ---------
Comprehensive income                                                                                                         50,359

Dividends declared                                                                     (2,737)                               (2,737)
Purchase of treasury stock                                                                        (47,636)                  (47,636)
Exercise of options, net of tax                     271,317                6,014                                              6,014
Tax benefit from exercised
   options                                                                 2,116                                              2,116
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 28, 2003
(unaudited)                        0       $0    22,865,351   $23       $303,401     $392,040   $(211,183)     $18,257     $502,538
====================================================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                                 NINE MONTHS ENDED
                                                        ------------------------------------
                                                        DECEMBER 28, 2003  DECEMBER 29, 2002
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  35,740          $  44,477
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Intangibles amortization                                    198                305
      Depreciation                                              4,824              5,747
      Net gain from sale of property                             (531)                --

  Changes in working capital items:
    Accounts receivable, net                                    3,929             12,065
    Inventories, net                                             (960)             2,783
    Other current assets                                       11,265             11,242
    Accounts payable and accrued liabilities                   (8,103)            (7,936)
--------------------------------------------------------------------------------------------
  Cash provided by operating activities                        46,362             68,683
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                       (1,357)            (1,454)
    Capital asset disposals                                     1,615                748
    Merger transactions, net of cash acquired and
      prior merger-related payments                            (1,261)            (7,561)
--------------------------------------------------------------------------------------------
  Cash used in investing activities                            (1,003)            (8,267)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of borrowings                                 (181,159)          (110,354)
    Proceeds from borrowings                                  178,200             84,500
    Proceeds from the exercise of options                       6,014              4,366
    Payment of dividends                                       (2,737)                --
    Purchase of treasury stock                                (52,354)           (37,853)
--------------------------------------------------------------------------------------------
Cash used in financing activities                             (52,036)           (59,341)
--------------------------------------------------------------------------------------------
  Foreign currency exchange impact on cash                      2,558             (1,051)
--------------------------------------------------------------------------------------------
(Decrease)/increase in cash and cash equivalents               (4,119)                24
Cash and cash equivalents at beginning of year                 14,043             13,423
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $   9,924          $  13,477
============================================================================================

SUPPLEMENTAL CASH FLOW:
    Cash paid for interest                                  $   1,329          $   2,212
    Cash paid for income taxes                                 23,771             23,472
============================================================================================

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

NOTE 2: FISCAL YEARS AND BASIS OF PRESENTATION

The Company's fiscal year ends on March 31. Its fiscal quarters consist of 13 weeks and, beginning in Fiscal 2003, end on the Sunday nearest each calendar quarter end. The actual ending dates for the periods presented as December 31, 2003 and 2002 were December 28, 2003 and December 29, 2002, respectively. The ending dates for all other periods are as presented.

NOTE 3: STOCK-BASED COMPENSATION

As permitted by SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure," the Company continues to use the intrinsic value method of Opinion No. 25 rather than the fair value method of SFAS No. 123 to account for stock-based employee compensation. As required by the provisions of SFAS No. 148, disclosure must be made in the financial notes of the effects on reported net income and earnings per share of an entity's accounting policy for stock-based employee compensation.

Had the Company elected to recognize compensation cost based on the fair value basis under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                    DECEMBER 31,             DECEMBER 31,
                                                              --------------------   -----------------------
                                                                 2003        2002        2003         2002
=============================================================================================================
Net income                  As reported                        $ 12,193    $ 14,777    $ 35,740     $ 44,477
                     Plus:  Compensation expense                     --          --          --           --
                     Less:  Stock-based employee
                            compensation under fair-value
                            based method for all awards,
                            net of related tax effects            2,257       2,304       7,638        6,611
                                                            -------------------------------------------------
                            Pro forma                           $ 9,936    $ 12,473    $ 28,102     $ 37,866
-------------------------------------------------------------------------------------------------------------
Basic earnings per share    As reported                          $ 0.68      $ 0.75      $ 1.96       $ 2.23
                            Pro forma                            $ 0.55      $ 0.64      $ 1.54       $ 1.90
-------------------------------------------------------------------------------------------------------------
Diluted earnings per share  As reported                          $ 0.66      $ 0.73      $ 1.90       $ 2.17
                            Pro forma                            $ 0.54      $ 0.62      $ 1.50       $ 1.85
=============================================================================================================

The incremental fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 DECEMBER 31,
                                            -----------------------
                                             2003          2002
===================================================================
Expected life (in years)                      4.8            4.6
Risk free interest rate                      3.70%          4.11%
Expected volatility rate                       55%            53%
Dividend yield                                0.1%            --
===================================================================

NOTE 4: INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The net inventory balances are as follows:

                                           DECEMBER 31, 2003   MARCH 31, 2003
===============================================================================
Raw materials                                 $   1,965           $ 1,909
Finished goods                                   44,600            42,119
------------------------------------------------------------------------------
Subtotal                                         46,565            44,028
Excess and obsolete inventory reserves           (4,396)           (3,981)
------------------------------------------------------------------------------
Inventory, net                                $  42,169           $40,047
===============================================================================

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

At December 31, 2003, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollar, Swiss franc, Japanese yen, Swedish krona, Danish krone, Norwegian kroner and Australian dollar. The total open contracts, with a notional amount of approximately $14,679, have a fair value of $15,438 and will expire within seven months. The open contracts have contract rates of 0.8042 to
0.9023 Euro, 0.5971 to 0.6119 Pound sterling, 1.3132 to 1.3669 Canadian dollar,
1.2529 to 1.3254 Swiss franc, 110.46 to 116.5 Japanese yen, 7.3542 to 7.9703
Swedish krona, 6.4057 to 6.4183 Danish krone, 7.0260 to 7.0749 Norwegian kroner and 1.3643 to 1.4732 Australian dollar, all per U.S. dollar.

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            DECEMBER 31,               DECEMBER 31,
                                                      -----------------------       ------------------
                                                        2003            2002         2003         2002
==========================================================================================================
Net income                                            $ 12,193       $ 14,777       $35,740     $ 44,477
Other comprehensive income:
   Foreign currency translation adjustment               8,356          6,538        14,369       10,467
   Unrealized (losses)/gains on derivatives
     designated and qualified as cash
     flow hedges, net of reclassification of
     unrealized (losses)/gains on expired
     derivatives                                          (200)          (312)          250         (161)
---------------------------------------------------------------------------------------------------------
Comprehensive income                                  $ 20,349       $ 21,003       $50,359     $ 54,783
==========================================================================================================

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


The components of accumulated other comprehensive income consisted of the following:

                                                                 DECEMBER 31, 2003   MARCH 31, 2003
===================================================================================================
Foreign currency translation adjustment                               $ 17,774           $ 3,405
Unrealized gains on derivatives designated and qualified as
  cash flow hedges                                                         483               233
---------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income                          $ 18,257           $ 3,638
===================================================================================================

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

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        DECEMBER 31,            DECEMBER 31,
                                                    -------------------     -------------------
(Shares in thousands)                                 2003       2002         2003       2002
===============================================================================================
Net income for earnings per share computation       $12,193     $14,777     $35,740     $44,477
Basic earnings per common share:
  Weighted average common shares                     17,954      19,596      18,258      19,937
   Basic earnings per common share                  $  0.68     $  0.75     $  1.96     $  2.23
-----------------------------------------------------------------------------------------------
Diluted earnings per common share:
  Weighted average common shares                     17,954      19,596      18,258      19,937
  Shares issuable from assumed conversion of
    stock options and contingently issuable
    shares from acquisitions (net of tax
    savings)                                            614         629         534         576
                                                    -------------------------------------------
  Weighted average common and common equivalent
    shares                                           18,571      20,225      18,792      20,513
   Diluted earnings per common share                $  0.66     $  0.73     $  1.90     $  2.17
===============================================================================================

The Company also has 921,469 shares and 814,064 shares issuable upon the exercise of outstanding stock options for the three months ended December 31, 2003 and 2002, respectively, and 2,642,466 shares and 1,452,134 shares for the nine months ended December 31, 2003 and 2002, respectively. The exercise price of such options was greater than the average market price for those time periods and as such do not impact the weighted average share calculations during the periods presented above.

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

NOTE 9: MERGERS ACTIVITY

During the nine months ended December 31, 2003 and 2002, the Company paid $1,261 and $2,966, respectively, for obligations related to mergers completed in prior periods.

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

As of December 31, 2003, certain merger agreements provide for contingent payments of up to $2,734. Upon payment, goodwill will be adjusted for the amount of the contingency.

NOTE 10: INTANGIBLE ASSETS

On April 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of April 1, 2001 by comparing the fair value of each reporting unit to its carrying value, and no impairment existed. During the third quarter of Fiscal 2002 and 2003, the Company conducted its annual impairment analysis and no impairment existed. During the fourth quarter of Fiscal 2003, the Company changed its reportable segments and in accordance with SFAS No. 142, evaluated its intangibles for impairment and none existed. And, most recently, as of October 1, 2003, the Company conducted its annual impairment analysis and no impairment existed. During the third quarter of each future fiscal year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles as identified in SFAS No. 141 other than goodwill, are its trademarks, non-compete agreements and acquired backlog.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


As of December 31, 2003, the Company's trademarks had a net carrying amount of $27,739. The Company believes this intangible has an indefinite life.

The Company had the following other intangibles as of December 31, 2003:

                           GROSS CARRYING AMOUNT    ACCUMULATED AMORTIZATION
==============================================================================
Non-Compete Agreements             $ 2,242                 $ 486
Acquired Backlog                       332                   332
------------------------------------------------------------------------------
Total                              $ 2,574                 $ 818
==============================================================================

The non-compete agreements and acquired backlog are amortized over their estimated useful lives of 10 years and 1 year, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the three months ended December 31, 2003 and 2002 was $64 and $96, respectively, and for the nine months ended December 31, 2003 and 2002 was $198 and $305, respectively.

The estimated amortization expense for each of the five fiscal years subsequent to December 31, 2003 for the non-compete agreements and acquired backlog intangibles is as follows: remainder of fiscal 2004 - $64; fiscal 2005 - $256; fiscal 2006 - $256; fiscal 2007 - $256; and fiscal 2008 - $256.

The changes in the carrying amount of goodwill, net of amortization, by reporting segment for the nine months ended December 31, 2003, are as follows:

                                                  NORTH
                                                 AMERICA       EUROPE    ALL OTHER     TOTAL
=============================================================================================
Balance as of March 31, 2003                     $309,214     $58,973     $1,603     $369,790
Goodwill during the period related to:
    Currency translation                               15       7,864          5        7,884
    Actual earnout payments                           295         168         70          533
    Other                                             611          --         52          663
---------------------------------------------------------------------------------------------
Balance as of December 31, 2003                  $310,135     $67,005     $1,730     $378,870
=============================================================================================

The changes in total intangible assets, net of accumulated amortization, from March 31, 2003 to December 31, 2003 are as follows:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                               NON-COMPETES
                                                 TRADEMARKS     AND BACKLOG     GOODWILL         TOTAL
=========================================================================================================
Balance as of March 31, 2003                       $27,739       $ 1,770        $369,790       $ 399,299
Change in net intangible assets during the
  period related to:
    Amortization expense                                --           (64)             --             (64)
    Currency translation                                --            50           7,884           7,934
    Actual earnout payments                             --            --             533             533
    Other                                               --            --             663             663
---------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003                    $27,739       $ 1,756        $378,870       $ 408,365
=========================================================================================================

NOTE 11: TREASURY STOCK

The Company previously announced intentions to repurchase up to 6.5 million shares of its Common Stock from April 1, 1999 through December 31, 2003. During the third quarter of Fiscal 2004, the Company repurchased approximately 0.4 million shares for an aggregate purchase price of $15,675 and for the first nine months of Fiscal 2004, repurchases totaled approximately 1.2 million shares for $47,636. Since inception of the repurchase program in April 1999 through December 2003, the Company has repurchased in aggregate approximately 5.0 million shares for $211,183. Funding for the stock repurchases came from existing cash flow and cash on hand. During the first quarter of this fiscal year, the Company used $4,719 of cash on hand to settle stock repurchases initiated during the fourth quarter of the prior fiscal year.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

NOTE 12: INDEBTEDNESS

Long-term debt is as follows:

                                        DECEMBER 31, 2003   MARCH 31, 2003
===========================================================================
Revolving credit agreement                  $ 46,700          $ 49,100
Other debt                                       839             1,279
---------------------------------------------------------------------------
Total debt                                    47,539            50,379
Less:  current portion                          (759)             (926)
---------------------------------------------------------------------------
Long-term debt                              $ 46,780          $ 49,453
===========================================================================

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

The interest on the Syndicated Debt is variable based on the Company's option of selecting the banks prime rate plus an applicable margin as defined in the Syndicated Debt agreement or the Euro-dollar rate plus an applicable margin as defined in the agreement.

The weighted average interest rate on all indebtedness of the Company as of December 31, 2003 was approximately 1.9%.

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

The components of the restructuring accruals at December 31, 2003 are as follows:

                                           ACCRUED         CASH                      ACCRUED
                                       MARCH 31, 2003  EXPENDITURES     OTHER    DECEMBER 31, 2003
==================================================================================================
Team Member Severance                      $4,375         $3,985         $ --         $390
Facility Closures                           1,806            830          453          523
--------------------------------------------------------------------------------------------------
Total                                      $6,181         $4,815         $453         $913
==================================================================================================

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

Summary information by reportable segment is as follows:

                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                DECEMBER 31,                  DECEMBER 31,
                          -----------------------       -----------------------
NORTH AMERICA               2003           2002           2003            2002
===============================================================================
Revenues                  $ 84,665       $102,476       $259,555       $325,115
Operating income            10,900         14,784         34,595         48,024
Depreciation                 1,091          1,288          3,325          4,036
Amortization                    17             36             40            117
Segment assets             566,474        600,147        566,474        600,147
===============================================================================

                            THREE MONTHS ENDED            NINE MONTHS ENDED
                               DECEMBER 31,                   DECEMBER 31,
                         -----------------------       -----------------------
EUROPE                     2003          2002            2003           2002
==============================================================================
Revenues                 $ 38,309       $ 41,457       $103,944       $115,847
Operating income            6,325          6,532         16,278         17,613
Depreciation                  429            442          1,232          1,333
Amortization                   39             56            141            172
Segment assets            130,640        124,123        130,640        124,123
==============================================================================

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                 DECEMBER 31,                 DECEMBER 31,
                            ----------------------       ---------------------
ALL OTHER                     2003          2002           2003         2002
==============================================================================
Revenues                     $10,093       $ 9,129       $27,183       $29,243
Operating income               2,399         1,756         6,418         6,182
Depreciation                      86           107           267           378
Amortization                       8             4            17            16
Segment assets                17,427        17,057        17,427        17,057
==============================================================================

The sum of the segment revenues, operating income, depreciation and amortization equals the total consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

ASSETS                                  DECEMBER 31, 2003    MARCH 31, 2003
===========================================================================
Assets for North America, Europe and
   All Other segments                       $ 714,541          $ 727,349
Corporate eliminations                        (91,167)          (100,620)
---------------------------------------------------------------------------
Total consolidated assets                   $ 623,374          $ 626,729
===========================================================================

Management is also presented with and reviews revenues by service type. The following information is presented:

                            THREE MONTHS ENDED             NINE MONTHS ENDED
                               DECEMBER 31,                   DECEMBER 31,
                          -----------------------       -----------------------
REVENUES                    2003           2002           2003           2002
===============================================================================
Hotline Services          $ 61,538       $ 62,897       $176,508       $190,775
Data Services               54,305         69,323        161,448        219,147
Voice Services              17,224         20,842         52,726         60,283
-------------------------------------------------------------------------------
Total revenues            $133,067       $153,062       $390,682       $470,205
===============================================================================


NOTE 15: COMMITMENTS AND CONTINGENCIES

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003 and in its quarterly report on Form 10-Q for the quarter ended September 28, 2003, two arbitration awards (including interest and costs through December 31, 2003) against the Company for approximately $1.6 million and approximately $1.5 million are being appealed. Regarding the case involving the $1.5 million award, the parties verbally agreed to settle all claims between them in exchange for a payment by the Company of $1.2 million. The terms of this settlement will be set forth in a written settlement agreement which is currently in the process of being negotiated by the parties. Based on the facts currently available to the Company, management believes these matters are adequately provided for, covered by insurance, without merit, or not probable that an unfavorable outcome will result.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003 and in its quarterly report on Form 10-Q for the quarter ended September 28, 2003, the Company has been named as a defendant in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These actions were consolidated in a lawsuit in the United States District Court for the Western District of Pennsylvania in a case captioned In Re Black Box Corporation Securities Litigation (Civil Action No. 03-CV-412). On October 3, 2003, the plaintiffs in this action filed a Consolidated Class Action Complaint in this matter. On November 17, 2003, the Company filed a Motion to Dismiss the plaintiffs' complaint. Thereafter, the plaintiffs filed a brief in opposition to the Company's Motion to Dismiss. The Company filed its response to plaintiffs' opposition on February 9, 2004. The Company believes that the claims are without merit and intends to defend itself vigorously.

As previously disclosed in its Current Report on Form 8-K filed on October 28, 2003 and in its quarterly report on Form 10-Q for the quarter ended September 28, 2003, the Company received a formal order of investigation issued by the Securities and Exchange Commission (the "SEC"). In connection therewith, during the quarter ended December 28, 2003, the Company and several of its officers, directors, team members and independent auditors provided information to the Staff of the SEC. In late January 2004, the SEC requested information relating to fiscal 2002 from the Company's independent auditors pursuant to an additional subpoena. The Company intends to continue to cooperate fully with the inquiry.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company manages its business based on geographic segments: North America, Europe and All Other. In addition, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis.

                              Dollars in Thousands

The tables below should be read in conjunction with the following discussion.

                                      THREE MONTHS ENDED DECEMBER 31,          NINE MONTHS ENDED DECEMBER 31,
                                 ----------------------------------------  ---------------------------------------
                                        2003                  2002                2003              2002
                                       (3Q04)                (3Q03)             (3Q04YTD)         (3Q03YTD)
==================================================================================================================
                                            % of                  % of                 % of               % of
                                            total                 total                total              total
                                           revenues              revenues             revenues           revenues
                                           --------              --------             --------           --------
BY GEOGRAPHY
Revenues:
  North America                  $ 84,665     64%     $102,476     67%     $259,555     66%    $325,115       69%
  Europe                           38,309     29%       41,457     27%      103,944     27%     115,847       25%
  All Other                        10,093      7%        9,129      6%       27,183      4%      29,243        6%
                                ----------------------------------------------------------------------------------
  Total                          $133,067    100%     $153,062    100%     $390,682    100%    $470,205      100%
                                ----------------------------------------------------------------------------------

Operating Income:
  North America                  $ 10,900             $ 14,784             $ 34,595            $ 48,024
   % of North America                12.9%                14.4%                13.3%               14.8%
    revenues
  Europe                         $  6,325             $  6,532             $ 16,278            $ 17,613
  % of Europe revenues               16.5%                15.8%                15.7%               15.2%
  All Other                      $  2,399             $  1,756             $  6,418            $  6,182
   % of All Otherrevenues            23.8%                19.2%                23.6%               21.1%
                                ----------------------------------------------------------------------------------
  Total                          $ 19,624             $ 23,072             $ 57,291            $ 71,818
  % of Total revenues                14.7%                15.1%                14.7%               15.3%
==================================================================================================================

                                      THREE MONTHS ENDED DECEMBER 31,           NINE MONTHS ENDED DECEMBER 31,
                                 ----------------------------------------  -----------------------------------------
                                        2003                 2002                  2003               2002
                                       (3Q04)               (3Q03)               (3Q04YTD)          (3Q03YTD)
====================================================================================================================
                                            % of                 % of                   % of                % of
                                            total                total                  total               total
                                           revenues             revenues               revenues            revenues
                                           --------             --------               --------            --------
BY SERVICE TYPE
Revenues:
  Hotline Services               $ 61,538     46%    $ 62,897      41%      $176,508       45%   $190,775      40%
  Data Services                    54,305     41%      69,323      45%       161,448       41%    219,147      47%
  Voice Services                   17,224     13%      20,842      14%        52,726       14%     60,283      13%
                                ------------------------------------------------------------------------------------
  Total                          $133,067    100%    $153,062     100%      $390,682      100%   $470,205     100%
                                ------------------------------------------------------------------------------------

Gross Profit:
  Hotline Services               $ 32,241            $ 32,308               $ 92,212             $ 96,906
  % of Hotline Services              52.4%               51.4%                  52.2%                50.8%
    revenues
  Data Services                  $ 16,267            $ 21,439               $ 51,404             $ 70,117
  % of Data Services                 30.0%               30.9%                  31.8%                32.0%
    revenues
  Voice Services                   $6,133              $6,892               $ 18,347             $ 18,888
  % of Voice Services                35.6%               33.1%                  34.8%                31.3%
    revenues
                                ------------------------------------------------------------------------------------
  Total                          $ 54,641            $ 60,639               $161,963             $185,911
   % of Total revenues               41.1%               39.6%                  41.5%                39.5%
====================================================================================================================


I. THIRD QUARTER FISCAL 2004 (3Q04) COMPARED TO THIRD QUARTER FISCAL 2003
(3Q03):

TOTAL REVENUES

Total revenues for 3Q04 were $133,067, a decrease of 13% compared to 3Q03 total revenues of $153,062. If exchange rates had remained constant from the third quarter last year, 3Q04 total revenues would have been lower by $6,041, or 4%.

REVENUES BY GEOGRAPHY

NORTH AMERICA REVENUES

Revenues in North America were $84,665 for 3Q04, a decrease of 17% compared to $102,476 for 3Q03. The North America revenue decline was generally due to weak general economic conditions that affected client demand.

EUROPE REVENUES

Revenues in Europe were $38,309 for 3Q04, a decrease of 8% compared to $41,457 for 3Q03. The Europe revenue decline was due to weak general economic conditions that affected client demand, offset in part by the positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q03, Europe revenues would have decreased 20%.

ALL OTHER REVENUES

Revenues for All Other were $10,093 for 3Q04, an increase of 11% compared to $9,129 for 3Q03. The revenue increase in these regions was due to the positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q03, All Other revenues would have been comparable to last year's third quarter.

REVENUES BY SERVICE TYPE

HOTLINE SERVICES

Revenues from hotline services for 3Q04 were $61,538, a decrease of 2% compared to $62,897 for 3Q03. The Company believes the overall decline in hotline services revenues was driven by weak general economic conditions, offset in part by $4,109 positive impact of exchange rates relative to the U.S. dollar for its international hotline services.

DATA SERVICES

Revenues from data services (previously designated as structured cabling services) were $54,305 for 3Q04, a decrease of 22% compared to $69,323 for 3Q03. The Company believes the overall decline in data services revenue was driven by weak general economic conditions, offset in part by $1,932 positive impact of exchange rates relative to the U.S. dollar for its international data services.

VOICE SERVICES

Revenues from voice services (previously designated as telephony services) were $17,224 for 3Q04, a decrease of 17% compared to $20,842 for 3Q03. The Company believes the overall decline in voice services revenue was driven by weak general economic conditions.

GROSS PROFIT

Gross profit dollars for 3Q04 decreased to $54,641 from $60,639 for 3Q03. The decrease in gross profit dollars over prior year was due to the decline in revenues. Gross profit as a percent of revenues for 3Q04 increased to 41.1% of revenues from 39.6% of revenues for 3Q03. The increase in gross profit percentage was due primarily to cost reduction efforts.

Gross profit dollars for hotline services for 3Q04 was $32,241, or 52.4% of revenues, compared to $32,308, or 51.4% of revenues for 3Q03. Gross profit dollars for data services for 3Q04 was $16,267, or 30.0% of revenues, compared to $21,439, or 30.9% of revenues for 3Q03. Gross profit dollars for voice services for 3Q04 was $6,133, or 35.6% of revenues, compared to $6,892, or 33.1% of revenues for 3Q03.

SG&A EXPENSES

Selling, general and administrative ("SG&A") expenses for 3Q04 were $34,953 a decrease of $2,518 over SG&A expenses of $37,471 for 3Q03. The dollar decrease from 3Q04 to 3Q03 related to the Company's cost reduction efforts worldwide. SG&A expenses as a percent of revenues for 3Q04 increased to 26.3% of revenues from 24.5% of revenues for 3Q03. The percentage increase is due to the percentage change in revenues being greater than the percentage change in the overall cost structure.

INTANGIBLES AMORTIZATION

Intangibles amortization for 3Q04 decreased to $64 from $96 for 3Q03 due to the full amortization of acquired backlog.

OPERATING INCOME

Operating income for 3Q04 was $19,624, or 14.7% of revenues, compared to $23,072 or 15.1% of revenues for 3Q03.

The decrease in operating income dollars is primarily due to the decrease in revenues while the decline in the operating income as a percentage of revenues was due primarily to the additional SG&A expenses as a percentage of revenues as described above.

NET INTEREST EXPENSE

Net interest expense for 3Q04 decreased to $498 from $671 for 3Q03 due to reductions in the outstanding debt from $53,230 at the end of 3Q03 to $47,539 at the end of 3Q04 and the interest rate reduction of approximately 0.3% during the period from 3Q03 to 3Q04.

PROVISION FOR INCOME TAXES

The tax provision for 3Q04 was $6,858, an effective tax rate of 36.0%, compared to 3Q03 of $7,580, an effective tax rate of 33.9%. The tax rate for 3Q03 reflected the implementation of a state tax planning strategy that reduced the FY03 expected rate from 37.0% to 36.0%. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

NET INCOME

Net income for 3Q04 was $12,193, or 9.2% of revenues, compared to $14,777, or 9.7% of revenues for 3Q03.

II. NINE MONTHS FISCAL 2004 (3Q04YTD) COMPARED TO NINE MONTHS FISCAL 2003 (3Q03YTD):

TOTAL REVENUES

Total revenues for 3Q04YTD were $390,682, a decrease of 17% compared to 3Q03YTD total revenues of $470,205. If exchange rates had remained constant from the same periods last year, 3Q04YTD total revenues would have been lower by $15,230, or 3%.

REVENUES BY GEOGRAPHY

NORTH AMERICA REVENUES

Revenues in North America were $259,555 for 3Q04YTD, a decrease of 20% compared to $325,115 for 3Q03YTD. The North America revenue decline was generally due to weak general economic conditions that affected client demand.

EUROPE REVENUES

Revenues in Europe were $103,944 for 3Q04YTD, a decrease of 10% compared to $115,847 for 3Q03YTD. The Europe revenue decline was due to weak general economic conditions that affected client demand, offset in part by the positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from the same periods last year, Europe revenues would have decreased 22%.

ALL OTHER REVENUES

Revenues for All Other were $27,183 for 3Q04YTD, a decrease of 7% compared to $29,243 for 3Q03YTD. The revenue decline in these regions was due to weak general economic conditions that affected client demand, offset by the positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from the same periods last year, All Other revenues would have decreased 13%.

REVENUES BY SERVICE TYPE

HOTLINE SERVICES

Revenues from hotline services for 3Q04YTD were $176,508, a decrease of 7% compared to $190,775 for 3Q03YTD. The Company believes the overall decline in hotline services revenues was driven by weak general economic conditions, offset in part by $10,018 positive impact of exchange rates relative to the U.S. dollar for its international hotline services.

DATA SERVICES

Revenues from data services were $161,448 for 3Q04YTD, a decrease of 26% compared to $219,147 for 3Q03YTD. The Company believes the overall decline in data services revenue was driven by weak general economic conditions, offset in part by $5,213 positive impact of exchange rates relative to the U.S. dollar for its international data services.

VOICE SERVICES

Revenues from voice services were $52,726 for 3Q04YTD, a decrease of 13% compared to $60,283 for 3Q03YTD. The Company believes the overall decline in voice services revenue was driven by weak general economic conditions.

GROSS PROFIT

Gross profit dollars for 3Q04YTD decreased to $161,963 from $185,911 for 3Q03YTD. The decrease in gross profit dollars over prior year was due to the decline in revenues. Gross profit as a percent of revenues for 3Q04YTD increased to 41.5% of revenues from 39.5% or revenues for 3Q03YTD. The increase in gross profit percentage was due primarily to cost reduction efforts.

Gross profit dollars for hotline services for 3Q04YTD was $92,212, or 52.2% of revenues, compared to $96,906, or 50.8% of revenues for 3Q03YTD. Gross profit dollars for data services for 3Q04YTD was $51,404, or 31.8% of revenues, compared to $70,117, or 32.0% of revenues for 3Q03YTD. Gross profit dollars for voice services for 3Q04YTD was $18,347, or 34.8% of revenues, compared to $18,888, or 31.3% or revenues.

SG&A EXPENSES

Selling, general and administrative ("SG&A") expenses for 3Q04YTD were $104,474, a decrease of $9,314 over SG&A expenses of $113,788 for 3Q03YTD. The dollar decrease from 3Q04YTD to 3Q03YTD related to the Company's cost reduction efforts worldwide. SG&A expenses as a percent of revenues for 3Q04YTD were 26.7% of revenues compared to 24.2% of revenues for 3Q03YTD. The percentage increase is due to the percentage change in revenues being greater than the percentage change in the overall cost structure.

INTANGIBLES AMORTIZATION

Intangibles amortization for 3Q04YTD decreased to $198 from $305 for 3Q03YTD due to the full amortization of acquired backlog.

OPERATING INCOME

Operating income for 3Q04YTD was $57,291, or 14.7% of revenues, compared to $71,818 or 15.3% of revenues for 3Q03YTD.

The decrease in operating income dollars is primarily due to the decrease in revenues while the decline in the operating income as a percentage of revenues was due primarily to the additional SG&A expenses as a percentage of revenues as described above.

NET INTEREST EXPENSE

Net interest expense for 3Q04YTD decreased to $1,358 from $2,209 for 3Q03YTD due to reductions in the outstanding debt from $53,230 at the end of 3Q03 to $47,539 at the end of 3Q04 and the interest rate reduction of approximately 0.3% during the period from 3Q03YTD to 3Q04YTD.

PROVISION FOR INCOME TAXES

The tax provision for 3Q04YTD was $20,102, an effective tax rate of 36.0%, compared to 3Q03YTD of $25,018, an effective tax rate of 36.0%. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits.

NET INCOME

Net income for 3Q04YTD was $35,740, or 9.1% of revenues, compared to $44,477, or 9.5% of revenues for 3Q03YTD.

III. LIQUIDITY AND CAPITAL RESOURCES:

CASH FLOWS FROM OPERATING ACTIVITIES

Cash Provided by Operating Activities for 3Q04YTD and 3Q03YTD was $46,362 and $68,683, respectively. Reflected as a source of cash from operating activities in 3Q04YTD are decreases in accounts receivables and unbilled accounts and other current assets offset in part by an increase in inventories and a decrease in accounts payable and accrued liabilities. In 3Q03YTD, decreases in accounts receivables and unbilled accounts, inventories and other current assets were a source of cash flow from operating activities, while a decrease in accounts payable and accrued liabilities were a use of cash flow.

In addition to Cash Provided by Operating Activities of $46,362 in 3Q04YTD, the Company had additional cash flow of $8,830. This was generated from $6,014 of stock option exercises, $2,558 of positive foreign currency exchange impact on cash, and $258 from disposals (net of additions) of capital assets. The Company's 3Q04YTD cash flow and $4,119 of cash on hand was used for repurchases of Company stock of $52,354, debt reduction of $2,959, dividend payments of $2,737 and merger activity of $1,261.

As of the end of 3Q04, the Company had cash and cash equivalents of $9,924, working capital of $118,140 and long-term debt of $46,780.

The Company believes that its cash provided by operating activities will be sufficient to satisfy its liquidity needs for the foreseeable future.

INVESTING ACTIVITIES

The net cash impact of merger transactions and prior merger-related payments during 3Q04YTD was $1,261. During 3Q04YTD, capital expenditures were $1,357, while capital disposals were $1,615. Capital expenditures for Fiscal 2004 are projected to be $2,000 and will be spent primarily on information systems, general equipment and facility improvements.

FINANCING ACTIVITIES

TOTAL DEBT

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

The Company's total debt at the end of 3Q04 of $47,539 was comprised of $46,700 under the Long Term Revolver and $839 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company at the end of 3Q04 and 3Q03 was approximately 1.9% and 2.2%, respectively. In addition, at the end of 3Q04, the Company had $6,250 of letters of credit outstanding and $67,050 available under the Long Term Revolver.

Interest on the Long Term Revolver is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company's borrowings are under the Euro-rate option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% (0.75% at the end of 3Q04) on the Euro-dollar rate option and from zero to 0.75% (zero at the end of 3Q04) on the prime rate option. The Long Term Revolver provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.25% to 0.375% (0.25% at the end of 3Q04). The Long Term Revolver is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants.

DIVIDENDS

Beginning in the third quarter of Fiscal 2003 and in all subsequent quarters, the Company's Board of Directors has declared quarterly cash dividends of $0.05 per share on all outstanding shares of Black Box's common stock.

The dividend declared in 3Q04 totaled $894 and was paid on January 15, 2004 to stockholders of record at the close of business on December 31, 2003. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.

TREASURY STOCK

The Company previously announced intentions to repurchase up to 6.5 million shares of its Common Stock from April 1, 1999 through December 31, 2003. During 3Q04, the Company repurchased approximately 0.4 million shares for an aggregate purchase price of $15,675 and for 3Q04YTD, repurchases totaled approximately 1.2 million shares for $47,635. Since inception of the repurchase program in April 1999 through 3Q04, the Company has repurchased in aggregate approximately 5.0 million shares for $211,183. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

FOREIGN CURRENCY EXCHANGE IMPACT

The Company has operations, clients and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Brazil, Chile, Mexico and Singapore are denominated in U.S. dollars.

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables and payables, which are also included in accumulated other comprehensive income in stockholders' equity on the Consolidated Balance Sheet. At December 31, 2003, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollar, Swiss franc, Japanese yen, Swedish krona, Danish krone, Norwegian kroner and Australian dollar. The total open contracts, with a notional amount of approximately $14,679, have a fair value of $15,438 and will expire within seven months. The open contracts have contract rates of 0.8042 to 0.9023 Euro, 0.5971 to 0.6119 Pound sterling, 1.3132 to 1.3669 Canadian dollar, 1.2529 to 1.3254 Swiss franc, 110.46 to 116.50 Japanese yen, 7.3542 to 7.9703 Swedish krona,
6.4057 to 6.4183 Danish krone, 7.0260 to 7.0749 Norwegian kroner and 1.3643 to
1.4732 Australian dollar, all per U.S. dollar.

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

The Company's critical accounting policies for revenue recognition, accounting for judgments and estimates, long-lived assets and restructuring are described in the Form 10-K for the year ended March 31, 2003. There have been no significant changes to these policies during the three subsequent quarters. In addition to those policies previously disclosed in Form 10-K, the Company is disclosing the following policy regarding loss contingencies.

LOSS CONTINGENCIES

The Company accrues for loss contingencies when it is determined that an unfavorable outcome is probable and estimable.

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

VII. FORWARD LOOKING STATEMENTS:

When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the ability of the Company to identify, acquire and operate additional on-site technical service companies, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, customer preferences and various other matters, many of which are beyond the Company's control. These and other risk factors are discussed in greater detail in the Company's most recent Annual Report on Form 10-K on file with the United States Securities and Exchange Commission. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based. Investors should also be aware that the Company does not provide forecasts regarding its future financial results. In addition, while the Company does, from time to time, communicate with securities analysts and stockholders, it is against the Company's practice to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a practice against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company will enter into forward exchange contracts on a selective basis. At December 31, 2003, the Company had open contracts, with a notional amount of approximately $14,679 and a fair value of approximately $15,438.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the variable rate debt. For the three-month periods ended December 31, 2003 and 2002, an instantaneous 100 basis point increase in the interest rate would reduce the Company's expected net income in the subsequent three months by $76 and $85, respectively, assuming the Company employed no intervention strategies.

ITEM 4 - CONTROLS AND PROCEDURES

An evaluation was performed as of December 28, 2003, under the supervision and with the participation of Company management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Act"). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to their evaluation.

                            PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003 and in its quarterly report on Form 10-Q for the quarter ended September 28, 2003, two arbitration awards (including interest and costs through December 31, 2003) against the Company for approximately $1.6 million and approximately $1.5 million are being appealed. Regarding the case involving the $1.5 million award, the parties verbally agreed to settle all claims between them in exchange for a payment by the Company of $1.2 million. The terms of this settlement will be set forth in a written settlement agreement which is currently in the process of being negotiated by the parties. Based on the facts currently available to the Company, management believes these matters are adequately provided for, covered by insurance, without merit, or not probable that an unfavorable outcome will result.

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003 and in its quarterly report on Form 10-Q for the quarter ended September 28, 2003, the Company has been named as a defendant in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These actions were consolidated in a lawsuit in the United States District Court for the Western District of Pennsylvania in a case captioned In Re Black Box Corporation Securities Litigation (Civil Action No. 03-CV-412). On October 3, 2003, the plaintiffs in this action filed a Consolidated Class Action Complaint in this matter. On November 17, 2003, the Company filed a Motion to Dismiss the plaintiffs' complaint. Thereafter, the plaintiffs filed a brief in opposition to the Company's Motion to Dismiss. The Company filed its response to plaintiffs' opposition on February 9, 2004. The Company believes that the claims are without merit and intends to defend itself vigorously.

As previously disclosed in its Current Report on Form 8-K filed on October 28, 2003 and in its quarterly report on Form 10-Q for the quarter ended September 28, 2003, the Company received a formal order of investigation issued by the United States Securities and Exchange Commission (the "SEC"). In connection therewith, during the quarter ended December 28, 2003, the Company and several of its officers, directors, team members and independent auditors provided information to the Staff of the SEC. In late January 2004, the SEC requested information relating to fiscal 2002 from the Company's independent auditors pursuant to an additional subpoena. The Company intends to continue to cooperate fully with the inquiry.

ITEM 2(E) - PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED
PURCHASERS

                                                           (c) TOTAL NUMBER OF        (d) MAXIMUM NUMBER (OR
                           (a) TOTAL                        SHARES (OR UNITS)      APPROXIMATE DOLLAR VALUE) OF
                           NUMBER OF      (b) AVERAGE      PURCHASED AS PART OF     SHARES (OR UNITS) THAT MAY
                           SHARES (OR    PRICE PAID PER     PUBLICLY ANNOUNCED      YET BE PURCHASED UNDER THE
                             UNITS)     SHARE (OR UNIT)     PLANS OR PROGRAMS           PLANS OR PROGRAMS
         PERIOD            PURCHASED
===============================================================================================================
September 29, 2003 to
October 26, 2003             41,100         $43.05                41,100                       826,083(1)

October 27, 2003 to
November 23, 2003           315,608         $44.06               315,608                     1,510,475(2)

November 24, 2003 to
December 28, 2003                --             --                    --                     1,510,475
---------------------------------------------------------------------------------------------------------------
Total                       356,708         $43.94               356,708                     1,510,475
===============================================================================================================

(1) Reflects amounts remaining from an increase of 1,000,000 shares to the Company's existing common stock repurchase program announced on May 7, 2003.

(2) Includes an increase of 1,000,000 shares to the Company's existing common stock repurchase program announced on November 20, 2003.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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

     (b)  Reports on Form 8-K furnished during the quarter ended December 28,
          2003

          Current Report on Form 8-K for the event dated October 21, 2003 covering Item 5 thereof disclosing and filing the Company's press release related to second quarter Fiscal 2004 financial results.

          Current Report on Form 8-K for the event dated October 28, 2003 covering Item 5 thereof disclosing the formal order of investigation by the United States Securities and Exchange Commission in connection with an inquiry pursuant to which additional information was requested from the Company and several of its officers, directors and team members.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BLACK BOX CORPORATION

February 11, 2004                       By: /s/  Michael McAndrew
                                           ------------------------------------
                                            Michael McAndrew
                                            Chief Financial Officer, Treasurer
                                            and Principal Accounting Officer

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