Form 10-K
period 2004-03-31
BLACK BOX CORP
filed 2004-06-14
CIK 849547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Aggregate market value of outstanding Common Stock, $.001 par value (the "Common Stock"), held by non-affiliates of the registrant at September 28, 2003, was $730,751,509 based on the closing sale price reported on the Nasdaq National Market for that date. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.

Number of outstanding shares of Common Stock at June 10, 2004, was 17,610,233.

                       Document Incorporated by Reference

Proxy Statement for 2004 Annual Meeting of Stockholders -- Part III

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW. Black Box Corporation ("Black Box" or "the Company") is the world's largest network infrastructure services provider. Black Box offers one-source network infrastructure services for: data networks, including structured cabling for wired and wireless systems; voice systems, including new and upgraded telephony systems; and 24/7/365 hotline technical support for more than 90,000 network infrastructure products that it sells through its catalog, Internet Web site and on-site services offices. With more than 2,000 technical experts and 117 offices, Black Box serves more than 150,000 clients in 132 countries throughout the world. Founded in 1976, Black Box operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

Black Box differentiates itself from its competitors through comprehensive levels of superior technical services, its capability to provide these services globally and its private-labeled BLACK BOX(R) brand network infrastructure products which carry some of the most comprehensive warranties in the industry.

As the largest and highest quality network infrastructure services company 100% dedicated to this market in the world, Black Box is in a unique position to capitalize on its service advantages, current leadership position, diverse and loyal client base and strong financial performance.

INDUSTRY BACKGROUND. Black Box participates in the worldwide network infrastructure market estimated at $20 billion. The data services market is estimated at $8 billion and the voice services market is estimated at $12 billion.

BUSINESS STRATEGY. Black Box's business strategy is to provide its clients with one source for products and services to meet all their networking infrastructure needs - whether at a single location or multiple locations worldwide. The Company believes that its combination of worldwide data and voice services performed at client locations - integrated with hotline technical services - provides a unique advantage over its competitors in the network infrastructure market. The Company believes its record of consistent operating profitability and its high rate of repeat clients is evidence of the strength of its strategy. Keys to the Company's success include the following:

Expert Technical Support Deployed Three Ways.

      24/7/365 Hotline: Black Box provides its clients with around-the-clock, seven days per week technical support at no charge through its hotline telephone consulting service, available to clients in 132 countries worldwide. In Fiscal 2004, the Company's hotline technical experts responded to approximately 500,000 client calls with 99.5% answered in less than 20 seconds. Black Box hotline specialists receive continuous training to stay up-to-date on the latest technologies.

      Locally at Client Sites: Black Box provides complete data and voice solutions - including design, installation and routine and emergency maintenance
- with consistent high quality and uniformity. The Company maintains what it believes is the industry's largest staff of Registered Communications Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA, and National Electric Code(R) (NEC(R)) standards. Black Box technicians also stay up-to-date with BISCI standards and regularly attend the Company's industry-recognized BLACK BOX(R) Master Technician Courses. Data and voice services performed at client locations are provided in most major markets around the world.

      www.blackbox.com Internet Web Site: Black Box offers its 24/7/365 technical support on-line at www.blackbox.com. With one click by an existing or a potential client on "Talk to a Tech", a technical expert makes contact with that person immediately. Technical information, including "Black Box Explains" and "Technology Overviews" is available as is the ability to design custom products on-line.

Worldwide Coverage. With 117 offices serving 132 countries, Black Box has the largest footprint in the industry, serving every major industry sector. This worldwide coverage and more than 28 years of experience makes one-source, project management a reality for Black Box clients. Black Box ensures clients with these needs receive consistent high-quality design, workmanship and technology from a single service provider. The Company is exposed to certain risks because of its global operations discussed under the caption "The Company is subject to the risks of doing business internationally," Part II, Item 7,
Section VI (Risk Factors) and incorporated by reference herein.

Quality Networking Solutions and Comprehensive Warranties. Black Box products and services are covered by an umbrella of protection that goes beyond standard warranties. Black Box was the first in the industry to introduce a "No Questions Asked" product warranty program offering full protection regardless of cause of failure, including accidental, surge or water damage for the life of the warranty - and many products are guaranteed forever. Exclusive to Black Box are its Guaranteed-for-Life Structured Cabling System and Certification Plus(R) guarantees that provide assurance that a client's network will operate within the application it was designed to support for life.

Brand Name. BLACK BOX(R) is a widely recognized brand name associated with high quality products and services. The Company believes that the BLACK BOX(R) tradename is important to its business.

ISO 9001:2000 Certified. Black Box has received ISO 9001:2000 certification in Australia, Belgium, Brazil, Canada, France, Germany, Ireland, Italy, Japan, Switzerland, the United Kingdom and the United States. Rigorous quality control processes must be documented and practiced to earn and maintain ISO 9001:2000 certification.

Proprietary Client List. For 28 years, the Company has built a proprietary mailing list of approximately 1.5 million names representing nearly one million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted mailings reach specific audiences. The Company believes that its proprietary list is a valuable asset that represents a significant competitive advantage. The Company does not rent its client list.

Rapid Order Fulfillment. The Company has developed efficient inventory management and order fulfillment systems that allow more than 95% of orders for standard product received before midnight eastern time to be shipped that same day. Requests for same day counter-to-counter delivery and special labeling, kitting and packaging are also fulfilled by Black Box.

GROWTH STRATEGY. Black Box's growth strategy is centered on profitably growing:
(i) worldwide 24/7/365 hotline services, (ii) worldwide on-site data services, and (iii) worldwide on-site voice services.

CLIENTS. Black Box clients range from small organizations to many of the world's largest corporations and institutions covering a diversity of industries, which include manufacturing, retail, finance, education and government. Revenues from the Company's clients are segmented as 42% from large companies, 17% from medium-sized companies and 41% from small companies.

MARKETING. Black Box services are primarily marketed through its direct marketing materials, direct sales and online through the Company's Web site. Black Box was the first company to engage exclusively in the sale of a broad range of networking products through direct marketing techniques. Black Box targets its catalogs and marketing materials directly to its clients who make systems design and purchasing decisions. Black Box marketing materials present a wide choice of items using a combination of product features and benefits, photographs, product descriptions, product specifications, compatibility charts, potential applications and other helpful technical information.

TECHNICAL SERVICES. Black Box believes that its technical services are the foundation of its success enabling the Company to provide services ranging from quick-turn hotline consultation to site surveys, design and engineering, installation, certification and maintenance.

WORLDWIDE HEADQUARTERS. The Company's worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (a suburb 20 miles south of Pittsburgh). This Company-owned 352,000 square foot facility is on an 84-acre site.

PRODUCTS. Black Box believes that its ability to offer a broad, innovative product line, supported by readily available technical services, has been an important competitive factor. Black Box currently offers more than 90,000 products through its catalogs, on-site offices and Internet Web site. New products are introduced regularly.

MANUFACTURERS AND SUPPLIERS. Black Box utilizes a network of original equipment manufacturers and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. This network has manufacturing and engineering capabilities to customize products for specialized applications. Black Box believes that the loss of any single source of supply would not adversely affect its business.

Black Box also operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location. The Company chooses to manufacture certain products in-house when outside OEMs are not economical. Sourcing decisions of in-house versus out-of-house are based upon a balance of quality, delivery, performance and cost.

INFORMATION SYSTEMS. The Company has committed significant resources to the development of information systems that are used to manage all aspects of its business. The Company's systems support and integrate technical support, client service, inventory management, purchasing, distribution activities, client relationship management, accounting and project cost management. The Company continues to develop and implement exclusive worldwide web applications for both clients and the Company's offices. These applications allow clients to view order status and product availability, view up-to-date information on their projects that are being managed across the country or around the world, and provides a project management and forecasting tool for the Company's offices. A technical knowledge base application is also used to access problem resolution information to help solve client issues more quickly. Information systems are focused on delivering high quality business applications that are geared to improve internal efficiencies as well as client interactions.

The Company's new product introductions, multiple language requirements and design enhancements require efficient modification of product presentations for its various catalogs. Black Box also supports a publishing system that provides the flexibility and speed for both text and graphic layout. This enables the timely and efficient creation of marketing materials.

BACKLOG. The worldwide backlog of unfilled orders believed to be firm (i.e., to be completed within six months) was approximately $56 million at March 31, 2004 compared to $51 million at March 31, 2003.

TEAM MEMBERS. As of March 31, 2004, the Company had approximately 2,800 team members worldwide of which approximately 450 are subject to collective bargaining agreements. The Company believes that its relationship with its team members is good.

FINANCIAL INFORMATION. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Form 10-K and is incorporated herein by reference. During the fourth quarter of Fiscal 2003, the Company changed its primary segments to be on a geographic basis. This is consistent with how the Company is organized and how the business is managed on a day-to day basis. The reportable segments are comprised of North America, Europe and All Other.

INTERNATIONAL REVENUES. Revenues from countries outside the Unites States were $191 million, or 36% of total revenues for Fiscal 2004 compared to $208 million or 34% of total revenues for Fiscal 2003.

COMPETITION. The Company competes with other Value Added Resellers, manufacturers and large project management companies. The Company believes its primary competitive advantage is its high quality and rapidly deployed worldwide technical services. The Company believes there are no dominant competitors in the industry.

OTHER INFORMATION. The Company maintains an investor relations page on its Internet Web site at http://www.blackbox.com. The Company's annual, quarterly and current reports and amendments to such reports filed with or furnished to the Securities and Exchange Commission are made available, as soon as reasonably practical after such filing, and may be viewed or downloaded free of charge in the "About Us" section of the Web site.

ITEM 2 -- PROPERTIES

The Company's worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (located 20 miles south of Pittsburgh) in a 352,000 square foot, owned facility on 84 acres.

The Company owns or leases 116 additional offices or facilities throughout the world, none of which are material in nature to Black Box.

The Company believes that its manufacturing and distribution facilities, located at its Lawrence complex, are adequate for its present and foreseeable needs.

ITEM 3 -- LEGAL PROCEEDINGS

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. In addition, as previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003 and in its quarterly reports on Form 10-Q for the quarters ended September 28, 2003 and December 28, 2003, an arbitration award (including interest and costs through March 31, 2004) against the Company for approximately $1.6 million is being appealed.

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003 and in its quarterly reports on Form 10-Q for the quarters ended September 28, 2003 and December 28, 2003, an arbitration award was entered against the Company for approximately $1.5 million. During the pendency of an appeal of the award, the Company entered into a final settlement of this matter in exchange for a payment by the Company of $1.38 million.

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003 and in its quarterly reports on Form 10-Q for the quarters ended September 28, 2003 and December 28, 2003, the Company had been named as a defendant in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These actions were consolidated in a lawsuit in the United States District Court for the Western District of Pennsylvania in a case captioned In Re Black Box Corporation Securities Litigation (Civil Action No. 03-CV-412). On October 3, 2003, the plaintiffs in this action filed a Consolidated Class Action Complaint in this matter. The Company subsequently filed a Motion to Dismiss plaintiffs' consolidated complaint. During the pendency of this motion, the parties entered into a Stipulation and Agreement of Settlement. The preliminary settlement provides for the payment of $2 million into a settlement fund, an amount within the limits of the Company's directors' and officers' policy, most of which will be covered under such policy. This payment is in exchange for a full and complete release of any and all claims against defendants. The settlement is subject to (1) plaintiffs' counsel determining, through limited confirmatory discovery, that the settlement is fair, reasonable and adequate, (2) the notice and hearing procedures that pertain to federal court class actions and (3) final approval of the court.

Based on the facts currently available to the Company, management believes its legal matters are adequately provided for, covered by insurance, without merit, or not probable that an unfavorable outcome will result.

As previously disclosed in its Current Report on Form 8-K filed on October 28, 2003 and in its quarterly reports on Form 10-Q for the quarter ended September 28, 2003 and December 28, 2003, the Company received a formal order of investigation issued by the Securities and Exchange Commission (the "SEC"). In connection therewith, during the quarter ended December 28, 2003, the Company and several of its officers, directors, team members and independent auditors provided information to the Staff of the SEC. In late January 2004, the SEC requested information relating to Fiscal 2002 from the Company's independent auditors pursuant to an additional subpoena. The Company intends to continue to cooperate fully with the inquiry.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions are as follows:

    NAME                   AGE            POSITION WITH THE COMPANY
    ----                   ---            -------------------------
Fred C. Young               48     Chief Executive Officer

Michael McAndrew            44     Vice President, Chief Financial Officer,
                                   Treasurer, Secretary and
                                   Principal Accounting Officer

Kathleen Bullions           49     Senior Vice President - North America

Roger E. M. Croft           55     Senior Vice President - Europe and Latin America

Francis W. Wertheimber      51     Senior Vice President - Pacific Rim/Far East

The following is a biographical summary of the experience of the executive officers of the Company:

      FRED C. YOUNG, 48, was elected Chairman of the Board and Chief Executive Officer of the Company on June 24, 1998. The role of non-executive Chairman was assumed by an independent director of the Company in May 2004. Mr. Young was first elected a director of the Company on December 18, 1995. He served as Vice President and Chief Financial Officer, Treasurer and Secretary of Black Box Corporation since joining the Company in 1991 and was promoted to Senior Vice President and Chief Operating Officer in May 1996 and President in May 1997. Mr. Young has been with the Company for 12 years.

      MICHAEL MCANDREW, 44, was promoted to Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis prior to December 13, 2002. Mr. McAndrew has been with the Company for 14 years.

      KATHLEEN BULLIONS, 49, was promoted to Senior Vice President - North America on December 13, 2002. She was promoted to Vice President of Marketing and Operations on May 9, 1997 and was Director of Operations prior to May 9, 1997. Ms. Bullions has been with the Company for 21 years.

      ROGER E. M. CROFT, 55, was promoted to Senior Vice President - Europe and Latin America in May 2004. He was promoted to Vice President - Europe and Latin America in May 1998, having served as Vice President of European Operations since May 9, 1997 and was Managing Director of Black Box U.K. prior to May 9, 1997. Mr. Croft has been with Black Box for 19 years.

      FRANCIS W. WERTHEIMBER, 51, was promoted to Senior Vice President - Pacific Rim/Far East in May 2004. He was promoted to Vice President - Pacific Rim/Far East on May 9, 1997. He was Managing Director of Black Box Japan prior to May 9, 1997. Mr. Wertheimber has been with Black Box for 11 years.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the Nasdaq National Market (trading symbol "BBOX"). On June 10, 2004, the last reported sale price of the Common Stock was $45.65 per share. The following table sets forth the quarterly high and low sale prices of the Common Stock as reported by the Nasdaq National Market during each of the Company's fiscal quarters indicated. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

                     High    Low
                     ----    ---
FISCAL 2003
   1st Quarter      55.70   36.57
   2nd Quarter      43.80   28.67
   3rd Quarter      51.39   28.02
   4th Quarter      51.16   25.58

FISCAL 2004
   1st Quarter      43.68   29.38
   2nd Quarter      49.20   35.33
   3rd Quarter      45.50   39.25
   4th Quarter      58.61   43.85

At March 31, 2004, there were 2,291 holders of record.

Cash dividends of $0.05 per share of Common Stock were paid during the fourth quarter of Fiscal 2003 and each quarter of Fiscal 2004 on January 15, 2003, April 15, 2003, July 15, 2003, October 15, 2003 and January 15, 2004. Beginning with its August 2004 dividend declaration, the Company expects to increase its current annual dividend payment rate of $0.20 to $0.24.

See "Equity Plan Compensation Information," Item 12 in Part III, which is incorporated by reference herein.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

                                                                     (c) TOTAL NUMBER OF
                            (a) TOTAL                                SHARES PURCHASED AS  (d) MAXIMUM NUMBER (OF SHARES
                            NUMBER OF          (b) AVERAGE            PART OF PUBLICLY       THAT MAY YET BE PURCHASED
                              SHARES          PRICE PAID PER           ANNOUNCED PLANS            UNDER THE
         PERIOD             PURCHASED             SHARE                 OR PROGRAMS          PLANS OR PROGRAMS (1)
         -----             ----------         --------------         -------------------  -----------------------------
December 29, 2003 to
  January 25, 2004          52,518              $   53.86                 52,518                1,457,957

January 26, 2004 to
  February 22, 2004        492,305              $   52.56                492,305                  965,652

February 23, 2004 to
  March 31, 2004                --                     --                     --                  965,652
                           -------              ---------                -------                ---------
Total                      544,823              $   52.68                544,823                  965,652(2)
                           =======              =========                =======                =========

(1) At December 28, 2003, 1,510,475 shares were available for repurchase under repurchase programs approved by the Board of Directors and announced on May 7, 2003 for 1,000,000 shares and November 20, 2003 for 1,000,000 shares.

(2) The repurchase programs have no expiration date and no programs were terminated prior to full repurchase of the authorized amount.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

ITEM 6 -- SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial data for the Company for the periods indicated. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. The historical data presented below for Fiscal Years 2000 through 2004 were derived from the Consolidated Financial Statements of the Company.

                 Dollars in Thousands, except Per Share Amounts

                                                     FISCAL YEAR ENDED MARCH 31,
                                         ----------------------------------------------------
                                           2004       2003       2002       2001       2000
                                         --------   --------   --------   --------   --------
Income Statement Data:

  Revenues                               $520,412   $605,017   $743,681   $826,993   $508,340
  Cost of sales                           304,161    366,170    453,131    493,861    288,813
                                         --------   --------   --------   --------   --------

  Gross profit                            216,251    238,847    290,550    333,132    219,527

  Selling, general & administrative
     expenses                             140,805    152,808    181,867    203,377    129,874
  Restructuring expense                        --      6,536      3,500         --         --
                                                                     --
  Intangibles amortization (1)                246        377        170     12,821      6,410
                                         --------   --------   --------   --------   --------

  Operating income                         75,200     79,126    105,013    116,934     83,243

  Interest expense, net                     1,808      2,826      6,268     11,312      3,243

  Income tax expense                       26,002     27,386     36,428     41,040     31,225

  Net income                             $ 47,243   $ 48,685   $ 62,042   $ 64,190   $ 48,852

  Basic earnings per share               $   2.60   $   2.46   $   3.11   $   3.40   $   2.74

  Diluted earnings per share             $   2.52   $   2.39   $   2.97   $   3.22   $   2.60

  Dividends declared per common share    $   0.20   $   0.10   $     --   $     --   $     --
                                         ========   ========   ========   ========   ========
Balance Sheet Data (at end of period):

  Working capital (2)                    $109,431   $118,592   $143,464   $138,922   $115,981
  Total assets                            616,289    626,729    650,787    652,930    452,289
  Long-term debt                           35,177     49,453     75,497    124,066    105,374
  Total debt                               36,238     50,379     78,676    129,437    106,343
  Stockholders' equity                    504,904    494,422    490,098    388,951    258,327
                                         ========   ========   ========   ========   ========

(1) See Note 4 to the Consolidated Financial Statements.

(2) Represents Current Assets minus Current Liabilities.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Unless Otherwise Indicated)

Black Box offers one-source network infrastructure services for: data networks (Data Services), including structured cabling for wired and wireless systems; voice systems (Voice Services), including new and upgraded telephony systems; and 24/7/365 hotline technical support (Hotline Services) for more than 90,000 network infrastructure products.

The Company manages its business based on geographic segments: North America, Europe and All Other. In addition to geographic segment information, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis. Management believes it is important to separately present restructuring charges of $6,536 in Fiscal 2003 and $3,500 in Fiscal 2002 described under Restructuring Expense. Management believes this enables a clearer understanding of the ongoing operations of the Company.

The tables below should be read in conjunction with the following discussion.

                                                                              YEAR ENDED MARCH 31,
                                                 ------------------------------------------------------------------------------
                                                          2004                        2003                        2002
                                                 ----------------------      ----------------------      ----------------------
                                                             % of total                  % of total                  % of total
                                                    $         revenues           $        revenues           $        revenues
                                                 --------     --------       --------     --------       --------     --------
BY GEOGRAPHY
Revenues:
 North America                                   $341,299         66%        $412,247         68%        $536,037         72%
 Europe                                           142,158         27          153,477         25          155,715         21
 All Other                                         36,955          7           39,293          7           51,929          7
                                                 --------        ---         --------        ---         --------        ---
 Total                                           $520,412        100%        $605,017        100%        $743,681        100%
                                                 --------        ---         --------        ---         --------        ---

Operating Income:

 North America                                   $ 44,281                    $ 53,079                    $ 65,592
 % of North America revenues                         13.0%                       12.9%                       12.2%
 Europe                                            21,812                      17,729                      25,758
 % of Europe revenues                                15.3%                       11.6%                       16.5%
 All Other                                          9,107                       8,318                      13,663
 % of All Other revenues                             24.6%                       21.2%                       26.3%
                                                 --------                    --------                    --------
 Total                                           $ 75,200                    $ 79,126                    $105,013
% of Total revenues                                  14.5%                       13.1%                       14.1%
                                                 --------                    --------                    --------

Restructuring Expense included
 in Operating Income above:
 North America                                   $     --                    $  1,806                    $  1,439
 Europe                                                --                       4,592                       1,830
 All Other                                             --                         138                         231
                                                 --------                    --------                    --------
 Total                                           $     --                    $  6,536                    $  3,500
 % of Total revenues                                                              1.1%                        0.5%
                                                 --------                    --------                    --------

                                                                              YEAR ENDED MARCH 31,
                                                 ------------------------------------------------------------------------------
                                                          2004                        2003                        2002
                                                 ----------------------      ----------------------      ----------------------
                                                             % of total                  % of total                  % of total
                                                    $         revenues           $        revenues           $        revenues
                                                 --------     --------       --------     --------       --------     --------
BY SERVICE TYPE
Revenues:
 Hotline Services (1)                            $237,872         46%        $252,105         42%        $309,744         42%
 Data Services (2)                                214,299         41          275,842         45          365,901         49
 Voice Services (3)                                68,241         13           77,070         13           68,036          9
                                                 --------        ---         --------        ---         --------        ---
 Total                                           $520,412        100%        $605,017        100%        $743,681        100%
                                                 --------        ---         --------        ---         --------        ---

Gross Profit:
 Hotline Services                                $124,923                    $128,635                    $150,681
 % of Hotline Services revenues                      52.5%                       51.0%                       48.6%
 Data Services                                     67,329                      85,122                     117,813
 % of Data Services revenues                         31.4%                       30.9%                       32.2%
 Voice Services                                    23,999                      25,090                      22,056
 % of Voice Services revenues                        35.2%                       32.6%                       32.4%
                                                 --------                    --------                    --------
 Total                                           $216,251                    $238,847                    $290,550
 % of Total revenues                                 41.6%                       39.5%                       39.1%
                                                 --------                    --------                    --------


(1) Previously designated as Phone Serv ices

(2) Previously designated as Structured Cabling Services

(3) Previously designated as Telephony Services

I. FISCAL 2004 COMPARED TO FISCAL 2003:

TOTAL REVENUES

Total revenues for Fiscal 2004 were $520,412, a decrease of 14% compared to Fiscal 2003 total revenues of $605,017. If exchange rates had remained constant from the corresponding periods in the prior year, Fiscal 2004 total revenues would have been lower by an additional $21,154, for a total decrease of 17%.

REVENUES BY GEOGRAPHY

NORTH AMERICA REVENUES

Revenues in North America were $341,299 for Fiscal 2004, a decrease of 17% compared to $412,247 for Fiscal 2003. The North America revenue decline was generally due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2003, revenues would have decreased by an additional $559, for a total decrease of 17%.

EUROPE REVENUES

Revenues in Europe were $142,158 for Fiscal 2004, a decrease of 7% compared to $153,477 for Fiscal 2003. The Europe revenue decline was due to weak general economic conditions that affected client demand, offset in part by $18,118 of positive impact of exchange rates relative to the U.S.

doller. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2003, Europe revenues would have decreased 19%.

ALL OTHER REVENUES

Revenues for All Other were $36,955 for Fiscal 2004, a decrease of 6% compared to $39,293 for Fiscal 2003. The revenue decline in these regions was due to weak general economic conditions that affected client demand, offset by $2,477 of positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2003, All Other revenues would have decreased 12%.

REVENUE BY SERVICE TYPE

HOTLINE SERVICES

Revenues from hotline services were $237,872 for Fiscal 2004, a decrease of 6% compared to $252,105 for Fiscal 2003. The Company believes the overall decline in hotline services revenues was driven by weak general economic conditions, offset in part by $13,906 of positive impact of exchange rates relative to the U.S. dollar for its international hotline services. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2003, hotline services revenue would have decreased 11%.

DATA SERVICES

Revenues from data services were $214,299 for Fiscal 2004, a decrease of 22% compared to $275,842 for Fiscal 2003. The Company believes the overall decline in data services revenue was driven by weak general economic conditions, offset in part by $7,248 of positive impact of exchange rates relative to the U.S. dollar for its international data services. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2003, data services revenue would have decreased 25%.

VOICE SERVICES

Revenues from voice services were $68,241 for Fiscal 2004, a decrease of 11% compared to $77,070 for Fiscal 2003. The Company believes the overall decline in voice services revenue was driven by weak general economic conditions. There was no exchange rate impact on voice service revenues as all of the Company's voice services revenue is denominated in U.S. dollars.

GROSS PROFIT

Gross profit dollars for Fiscal 2004 decreased to $216,251 from $238,847 for Fiscal 2003. The decrease in gross profit dollars over prior year was due to the decline in revenues. Gross profit as a percent of revenues for Fiscal 2004 increased to 41.6% of revenues from 39.5% of revenues for Fiscal 2003. The increase in gross profit percentage was due primarily to the positive impact of cost reduction programs.

Gross profit dollars for hotline services were $124,923, or 52.5% of revenues, for Fiscal 2004 compared to $128,635, or 51.0% of revenues, for Fiscal 2003. Gross profit dollars for data services were $67,329, or 31.4% of revenues, for Fiscal 2004 compared to $85,122, or 30.9% of revenues, for Fiscal 2003. Gross profit dollars for voice services were $23,999, or 35.2% of revenues, for Fiscal 2004 compared to $25,090, or 32.6% of revenues, for Fiscal 2003.

SG&A EXPENSES

Selling, general and administrative ("SG&A") expenses for Fiscal 2004 were $140,805, a decrease of $12,003 over SG&A expenses of $152,808 for Fiscal 2003. The dollar decrease from Fiscal 2003 to Fiscal 2004 was the result of the Company's cost reduction efforts worldwide. SG&A expenses as a percent of revenue for Fiscal 2004 were 27.1% of revenues compared to 25.3% of revenues for Fiscal 2003. The percentage increase is due to the percentage change in revenues being greater than the percentage change in the overall cost structure.

RESTRUCTURING EXPENSE

In the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 primarily related to adjusting staffing levels and real estate consolidations. Of this charge, $5,034 related to severance for 245 total team members ($4,299 related to severance for 130 team members in Europe; $581 related to severance for 94 team members in North America; $154 related to severance for 21 team members in Latin America) and $1,502 related to real estate consolidations.

The activity of the restructuring accrual at March 31, 2004 is as follows:

                                ACCRUED               CASH              ACCRUED
                            MARCH 31, 2003        EXPENDITURES       MARCH 31, 2004
                            --------------        ------------       --------------
Employee Severance              $4,375              $4,023              $  352
Facility Closures                1,806               1,565                 241
                                ------              ------              ------
Total                           $6,181              $5,588              $  593
                                ======              ======              ======

INTANGIBLES AMORTIZATION

Intangibles amortization for Fiscal 2004 decreased to $246 from $377 for Fiscal 2003 due to the acquired backlog becoming fully amortized in first quarter Fiscal 2004.

OPERATING INCOME

Operating income for Fiscal 2004 was $75,200, or 14.5% of revenues, compared to $79,126, or 13.1% of revenues for Fiscal 2003.

The decrease in operating income dollars is primarily due to the decrease in revenues while the increase in operating income as a percent of revenues was due primarily to the gross profit percentage improvement and the avoidance of restructuring expenses in Fiscal 2004, offset in part by the increase in SG&A as a percent of revenues.

INTEREST EXPENSE, NET

Net interest expense for Fiscal 2004 decreased to $1,808 from $2,826 for Fiscal 2003 due to reduction in the weighted average outstanding debt of approximately $52,000 for Fiscal 2004 compared to approximately $63,000 for Fiscal 2003 and the weighted average interest rate reduction of approximately 0.4% during Fiscal 2004.

PROVISION FOR INCOME TAXES

The tax provision for Fiscal 2004 was $26,002, an effective tax rate of 35.5%, compared to Fiscal

2003 of $27,386, an effective tax rate of 36.0%. The tax rate for Fiscal 2004 was lower than Fiscal 2003 due to the change in the overall mix of taxable income among worldwide offices with differing tax rates. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits. The Company anticipates that its deferred tax asset benefit is realizable.

NET INCOME

Net income for Fiscal 2004 was $47,243, or 9.1% of revenues, compared to $48,685, or 8.0% of revenues for Fiscal 2003. The decrease in net income dollars is primarily due to the year over year decline in revenues. The increase in net income percentage was due primarily to the gross profit percentage improvement, the decrease in the tax rate and the avoidance of restructuring expenses in Fiscal 2004, offset in part by the increase in SG&A as a percent of revenues.

II. FISCAL 2003 COMPARED TO FISCAL 2002:

TOTAL REVENUES

Total revenues for Fiscal 2003 were $605,017, a decrease of 19% compared to Fiscal 2002 total revenues of $743,681. If exchange rates had remained constant from the corresponding periods in the prior year, Fiscal 2003 total revenues would have been lower by an additional $15,936, for a total decrease of 21%.

REVENUES BY GEOGRAPHY

NORTH AMERICA REVENUES

Revenues in North America were $412,247 for Fiscal 2003, a decrease of 23% compared to $536,037 for Fiscal 2002. The North America revenue decline was generally due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2002, revenues would have decreased by an additional $55, for a total decrease of 23%.

EUROPE REVENUES

Revenues in Europe were $153,477 for Fiscal 2003, a decrease of 1% compared to $155,715 for Fiscal 2002. Included in Fiscal 2003 is $5,190 of revenues from mergers completed after Fiscal 2002. The Europe revenue decline was due to weak general economic conditions that affected client demand, offset in part by the positive impact of the Company's geographic expansion by merger of its technical services capabilities that occurred during Fiscal 2003 and $15,002 of positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2002, Europe revenues would have decreased 11%.

ALL OTHER REVENUES

Revenues for All Other were $39,293 for Fiscal 2003, a decrease of 24% compared to $51,929 for Fiscal 2002. The revenue decline in these regions was due to weak general economic conditions that affected client demand, offset by $879 of positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2002, All Other revenues would have decreased 26%.

REVENUE BY SERVICE TYPE

HOTLINE SERVICES

Revenues from hotline services were $252,105 for Fiscal 2003, a decrease of 19% compared to $309,744 for Fiscal 2002. The Company believes the overall decline in hotline services revenues was driven by weak general economic conditions, offset in part by $9,790 of positive impact of exchange rates relative to the U.S. dollar for its international hotline services. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2002, hotline services revenue would have decreased 22%.

DATA SERVICES

Revenues from data services were $275,842 for Fiscal 2003, a decrease of 25% compared to $365,901 for Fiscal 2002. Included in Fiscal 2003 is $5,190 of revenues from mergers completed after Fiscal 2002. The Company believes the overall decline in data services revenue was driven by weak general economic conditions, offset in part by $6,146 of positive impact of exchange rates relative to the U.S. dollar for its international data services. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2002, data services revenue would have decreased 26%.

VOICE SERVICES

Revenues from voice services were $77,070 for Fiscal 2003, an increase of 13% compared to $68,036 for Fiscal 2002. The voice services revenue increase was due to the Company's ability to increase market share despite weak general economic conditions. There was no exchange rate impact on voice service revenues as all of the Company's voice services revenue is denominated in U.S. dollars.

GROSS PROFIT

Gross profit dollars for Fiscal 2003 decreased to $238,847 from $290,550 for Fiscal 2002. The decrease in gross profit dollars over the prior year was due to the decline in revenues. Gross profit as a percent of revenues for Fiscal 2003 increased to 39.5% of revenues from 39.1% of revenues for Fiscal 2002. The increase in gross profit percentage was due primarily to the positive impact of cost reduction programs.

Gross profit dollars for hotline services were $128,635, or 51.0% of revenues, for Fiscal 2003 compared to $150,681, or 48.6% of revenues, for Fiscal 2002. Gross profit dollars for data services were $85,122, or 30.9% of revenues, for Fiscal 2003 compared to $117,813, or 32.2% of revenues, for Fiscal 2002. Gross profit dollars for voice services were $25,090, or 32.6% of revenues, for Fiscal 2003 compared to $22,056, or 32.4% of revenues, for Fiscal 2002.

SG&A EXPENSES

SG&A expenses for Fiscal 2003 were $152,808, a decrease of $29,059 over SG&A expenses of $181,867, for Fiscal 2002. The dollar decrease from Fiscal 2002 to Fiscal 2003 was the result of the Company's cost reduction efforts worldwide. SG&A expenses as a percent of revenues for Fiscal 2003 were 25.3% of revenues compared to 24.4% of revenues for Fiscal 2002. The percentage increase is due primarily to the percentage change in revenues being greater than the percentage change in the overall cost structure.

RESTRUCTURING EXPENSE

In the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 primarily related to adjusting staffing levels and real estate consolidations. Of this charge, $5,034 related to severance for 245 total team members ($4,299 related to severance for 130 team members in Europe; $581 related to severance for 94 team members in North America; $154 related to severance for 21 team members in Latin America) and $1,502 related to real estate consolidations.

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of $3,500 primarily related to adjusting staffing levels and real estate consolidations. Of this charge, $2,168 related to severance for 105 total team members ($1,830 related to severance for 60 team members in Europe; $230 related to severance for 19 team members in Latin America; $108 related to severance for 26 team members in North America and $1,332 related to real estate consolidations.

The components of the charge and the restructuring accrual at March 31, 2003 are as follows:

                    ACCRUED                            ASSET           ACCRUED
                    MARCH 31, TOTAL      CASH          WRITE-         MARCH 31,
                      2002    CHARGE  EXPENDITURES     DOWNS            2003
                    --------  ------  ------------     -----          --------
Employee Severance   $1,443   $5,034     $2,102      $   --            $4,375
Facility Closures     1,439    1,502        556         579             1,806
                     ------   ------     ------      ------            ------
Total                $2,882   $6,536     $2,658      $  579            $6,181
                     ======   ======     ======      ======            ======

INTANGIBLES AMORTIZATION

Intangibles amortization for Fiscal 2003 increased to $377 from $170 for Fiscal 2002 due to a full year of amortization for mergers completed in Fiscal 2002 and amortization of mergers completed in Fiscal 2003.

OPERATING INCOME

Operating income for Fiscal 2003 was $79,126, or 13.1% of revenues, compared to $105,013, or 14.1% of revenues in Fiscal 2002.

The decrease in operating income dollars is primarily due to the decline in revenues while the decrease in operating income as a percent of revenues is due to the increase in SG&A and restructuring expenses as a percent of revenues, offset in part by the gross profit percentage improvement.

INTEREST EXPENSE, NET

Net interest expense for Fiscal 2003 decreased to $2,826 from $6,268 for Fiscal 2002 due to reduction in the weighted average outstanding debt of approximately $63,000 for Fiscal 2003 compared to approximately $121,000 for Fiscal 2002 and the weighted average interest rate reduction of approximately 0.3% during Fiscal 2003.

PROVISION FOR INCOME TAXES

The tax provision for Fiscal 2003 was $27,386, an effective tax rate of 36.0%, compared to Fiscal 2002 of $36,428, an effective tax rate of 37.0%. The tax rate for Fiscal 2003 reflected the implementation of a state tax planning strategy. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits. The Company anticipates that its deferred tax asset benefit is realizable.

NET INCOME

Net income for Fiscal 2003 was $48,685, or 8.0% of revenues, compared to $62,042, or 8.3% of revenues for Fiscal 2002. The decrease in net income dollars is primarily due to the decline in revenues. The decrease in net income percentage was due primarily to the increase in SG&A and restructuring expenses as a percent of revenues, offset in part by the gross profit percentage improvement and the decrease in the tax rate.

III. LIQUIDITY AND CAPITAL RESOURCES:

CASH FLOWS FROM OPERATING ACTIVITIES

Cash Provided by Operating Activities for Fiscal 2004, 2003 and 2002 was $74,955, $92,577 and $67,352, respectively. Reflected as a source of cash in Fiscal 2004 are decreases in accounts receivable, inventories, and other current assets, offset in part by decreases in accrued liabilities. In both Fiscal 2003 and 2002, the decreases in accounts receivable, inventories and other current assets were a source of cash, while decreases in accounts payable and accrued liabilities were a use of cash. These changes were all generally related to the decline in business.

At March 31, 2004, the Company had cash and cash equivalents of $9,306, working capital of $109,431 and long-term debt of $35,177.

The Company anticipates that approximately $1,500 to $3,000 will be incurred during Fiscal 2005 for costs related to documentation and testing requirements of Section 404, "Management Assessment of Internal Controls," of the Sarbanes-Oxley Act of 2002.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.

INVESTING ACTIVITIES

The net cash impact of merger transactions and prior merger-related payments during Fiscal 2004, 2003 and 2002 was $3,010, $7,822 and $19,372, respectively.
During Fiscal 2004, capital expenditures were $1,673, while capital disposals were $1,851. Fiscal 2003 capital expenditures were $1,557, while capital disposals were $1,253 and Fiscal 2002 capital expenditures were $3,797, while capital disposals were $2,805. Capital expenditures for Fiscal 2005 are projected to be $5,000 to $7,000 and will be spent primarily on information systems, general equipment and facility improvements.

FINANCING ACTIVITIES

TOTAL DEBT

On April 4, 2000, Black Box Corporation of Pennsylvania, a domestic subsidiary of the Company, entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The Long Term Revolver was scheduled to expire on April 4, 2003 and the Short Term Revolver was scheduled to expire on April 3, 2002. In April 2002, the Long Term Revolver was extended until April 4, 2005 and the Short Term Revolver was extended until April 2, 2003 when it expired. On April 4, 2003, the Company entered into an agreement whereby Citizens Bank of Pennsylvania became successor agent to Mellon Bank, N.A. Mellon Bank continues to be a Participant in the credit agreement. On June 20, 2003, the credit agreement was amended to allow Citizens Bank to provide to the Company a swing line facility under the agreement. The swing line facility enables Citizens Bank to lend up to $5,000 at the bank's 30-day Euro-dollar rate plus 1.00% rather than the prime rate. The Company has received commitments from its lenders to extend the Long Term Revolver until August 31, 2008 and expects to finalize the agreement in the near future. The Company seeks to renew the Long-Term Revolver to refinance the existing borrowings and to provide borrowings for potential merger activities, should the opportunity arise, potential stock repurchases or for general corporate purposes.

The Company's total debt at March 31, 2004 of $36,238 was comprised of $35,000 under the Long Term Revolver and $1,238 of various other third party loans. The weighted average interest rate on all indebtedness of the Company at March 31, 2004 and 2003 was approximately 1.8% and 2.2%, respectively. In addition, at March 31, 2004 the Company had $7,909 of letters of credit outstanding and $77,091 available under the Long Term Revolver.

Interest on the Long Term Revolver is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company's borrowings are under the Euro-rate option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% (0.75% at March 31, 2004) on the Euro-dollar rate option and from zero to 0.75% (zero at March 31, 2004) on the prime rate option. The Long Term Revolver provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.20% to 0.375% (0.25% as of March 31, 2004). The Long Term Revolver is unsecured and the debt contains various restrictive covenants.

DIVIDENDS

Beginning in the third quarter of Fiscal 2003 and in all subsequent quarters, the Company's Board of Directors declared quarterly cash dividends of $0.05 per share on all outstanding shares of Common Stock. Beginning with its August 2004 dividend declaration, the Company expects to increase its current annual dividend payment rate of $0.20 to $0.24 so as to provide an additional return on investment to its stockholders.

Dividends declared in Fiscal 2004 and 2003 were $3,605 and $1,936, respectively.

The dividend declared in the fourth quarter of Fiscal 2004 totaled $903 and was paid on April 15, 2004 to stockholders of record at the close of business on March 31, 2004. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amounts of such dividends.

TREASURY STOCK

The Company previously announced intentions to repurchase up to 6.5 million shares of its Common Stock from April 1, 1999 through March 31, 2004. During Fiscal 2004, the Company repurchased approximately 1.7 million shares for an aggregate purchase price of $76,338 and paid $4,719 for treasury share repurchases payable in relation to Fiscal 2003 repurchases. During Fiscal 2003, repurchases also totaled approximately 1.7 million shares for an aggregate purchase price of $63,192. Since inception of the repurchase program in April 1999 through March 31, 2004, the Company has repurchased in aggregate approximately 5.5 million shares for $240,000. Funding for the stock repurchases came primarily from cash provided by operating activities. Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. The Company believes that its share repurchase program has been a prudent use of its cash by increasing the Company's earnings per share and helping to offset share issuances from stock option exercises and its acquisition program. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

FOREIGN CURRENCY EXCHANGE IMPACT

The Company has operations, clients and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Brazil, Mexico and Singapore are denominated in U.S. dollars.

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables, which are also included in accumulated other comprehensive income in stockholders' equity on the Consolidated Balance Sheet. Gains and losses realized on contracts at maturity and any gain or loss on the satisfaction of intercompany amounts is recorded as a component of operating income.

At March 31, 2004, the open foreign exchange contracts related to intercompany transactions were in Australian dollar, Canadian dollar, Danish krone, Euro, Norwegian kroner, Pound sterling, Swedish krona, Swiss franc and Japanese yen. These open contracts are valued at approximately $15,435 and will expire within six months. The open contracts have contract rates of 1.3323 to 1.3387 Australian dollar, 1.3094 to 1.3343 Canadian dollar, 5.877 to 6.1447 Danish krone, 0.8280 to 0.8098 Euro, 6.6614 to 7.0343 Norwegian kroner, 0.5423 to
0.5524 Pound Sterling, 7.2946 to 7.9703 Swedish krona, 1.2529 to 1.2610 Swiss franc and 105.5 to 110.69 Japanese yen, all per U.S. dollar.

CONTRACTUAL OBLIGATIONS

As of March 31, 2004, the Company had contractual obligations as follows:

                                                                  PAYMENTS DUE BY PERIOD
                                                   ----------------------------------------------------
                                                   LESS THAN        1-3           3-5        MORE THAN
  CONTRACTUAL OBLIGATIONS              TOTAL        1 YEAR         YEARS         YEARS        5 YEARS
                                      -------      ---------      -------       -------      ---------
Long-term debt obligations            $36,238       $ 1,061       $35,132       $    45       $    --
Capital lease obligations                  --            --            --            --            --
Operating lease obligations             8,214         3,457         3,536         1,102           119
Purchase obligations                       --            --            --            --            --
Other long-term liabilities
  reflected on the Registrant's
  Balance Sheet under GAAP                414            --           414            --            --
                                      -------       -------       -------       -------       -------
Total                                 $44,866       $ 4,518       $39,082       $ 1,147       $   119
                                      -------       -------       -------       -------       -------


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

For its data and voice services, the Company recognizes revenues on service tickets that are performed on an unspecified time and material basis with a short duration (generally less than one week) when the work is fully completed, all costs are applied to the job, the job is closed and invoicing to the client is completed. Revenues from projects where expected costs and revenues are known (generally with a duration of greater than one month,) are recognized according to the percentage of completion method. Under the percentage of completion method, income is recognized based on a ratio of estimated costs incurred to total estimated contract costs. Losses, if any, on such contracts are provided in full when they become known. Billing in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities and any costs and estimated earnings in excess of billings are classified as current assets.

ACCOUNTING FOR JUDGMENT AND ESTIMATES

The Company establishes reserves when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Reserves by their nature relate to uncertainties that require exercise of judgment both in accessing whether or not a liability or loss has been incurred and estimating any amount of potential loss. The most important areas of judgment and estimates affecting the Company's financial statements include accounts receivable collectibility, inventory valuation, loss contingencies and the realization of deferred tax assets.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. These allowances are based on both recent trends of certain clients estimated to be a greater credit risk as well as general trends of the entire client pool. If the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's policy is to fully reserve for accounts receivable when an account is determined to be uncollectable. When it is deemed necessary to employ external collection agency efforts, a portion of the receivable is reserved and if legal intervention is required, then a greater percentage of the amount is reserved. In certain other instances, a greater reserve may occur. In addition to specific reserves, a general reserve is provided based upon the age of the receivable.

INVENTORY RESERVES: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. The Company's policy is to establish reserves for inventory based upon sales history and in some instances, to establish a general reserve.

LOSS CONTINGENCIES: The Company accrues for loss contingencies when it is determined that an unfavorable outcome is probable and estimable.

DEFERRED TAX VALUATION ALLOWANCES: Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be expensed in the period such determination was made.

LONG-LIVED ASSETS

The Company evaluates the recoverability of property, plant and equipment and intangible assets other than goodwill and indefinite life intangibles whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in the Company's business model, capital strategy, economic conditions or operating performance. The Company's evaluation is based upon, among other things, assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, the Company would recognize an impairment loss. The Company continually applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to test goodwill and indefinite life intangibles for impairment at least annually. Changes in management's judgments and estimates could significantly affect the Company's analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company's reporting units, the Company uses other valuation techniques. The models used to estimate the fair value of the reporting units include an earning model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company's estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management's judgment regarding the applicable discount rates to use to discount those estimated cash flows. The Company has $380,769 of goodwill as of March 31, 2004 and changes to the judgments and estimates used in the models could result in a significantly different estimate of the fair value of the reporting units, which could result in an impairment of goodwill.

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

VI. RISK FACTORS:

The Company operates in a highly competitive industry:


      - The Company has a variety of competitors. There can be no assurance that the Company will be able to continue to compete effectively against existing competitors or new competitors that may enter the market in the future.

The Company is subject to the risks of doing business internationally:

      - The Company's operations in foreign countries are subject to the risks normally associated with foreign operations, including, but not limited to, possible changes in export or import restrictions, the inability to effect currency exchanges, the impact of inflation and the modification or introduction of other governmental policies with potentially adverse effects.

      - In addition, the Company may be exposed to gains or losses attributable to fluctuations in currency value. In an effort to reduce the Company's exposure, the Company has in the past, and may in the future, enter into forward exchange contracts to reduce the impact of currency fluctuations in intercompany transactions denominated in foreign currencies.

Business is dependent upon the Company's key personnel:

      - The Company's success depends to a significant degree upon the continued contributions of key personnel around the world. Most key personnel have executed non-competition agreements. If certain key personnel were to leave Black Box, the Company's business could be adversely affected.

VII. FORWARD LOOKING STATEMENTS:

When included in this Annual Report on Form 10-K or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical service companies and various other matters, many of which are beyond the Company's control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

ITEM 7(a) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company, on a selective basis, will enter into forward exchange contracts. A discussion of accounting policies for financial derivatives is included in Note 1 to the Consolidated Financial Statements. At March 31, 2004, the Company had total open contracts valued at approximately $15,435 with a fair value of approximately $15,643.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the $35,000 of variable rate debt. At March 31, 2004, an instantaneous 100 basis point increase in the interest rate would reduce the Company's expected net income in the subsequent year by $226, assuming the Company employed no intervention strategies.

The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      BLACK BOX CORPORATION AND SUBSIDIARIES

            Report of Independent Registered Public Accounting Firm

            Report of Independent Public Accountants

            Consolidated Statements of Income

            Consolidated Balance Sheets

            Consolidated Statements of Changes in Stockholders' Equity

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Black Box Corporation:

We have audited the accompanying consolidated balance sheet of Black Box Corporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)2 for the years ended March 31, 2004 and 2003. These financial statements and supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audit. The consolidated financial statements of Black Box Corporation and subsidiaries for the fiscal year ended March 31, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and supplemental schedule in their reports dated April 26, 2002 before the restatement adjustments described in Note 13. Their report also contained an explanatory paragraph related to the Company's change in accounting for goodwill and other intangible assets.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Box Corporation and subsidiaries as of March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule for the years ended March 31, 2004 and 2003 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of Black Box Corporation for the fiscal year ended March 31, 2002 were audited by other auditors who have ceased operations. As described in Note 13, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2002 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2002 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

                                                           /s/ ERNST & YOUNG LLP
June 10, 2004

The following report is a copy of a previously issued report by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP in connection with the filing of this Form 10-K. See Exhibit 23.2 for further discussion. The Consolidated Balance Sheets as of March 31, 2002 and 2001, and the Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the two years in the period ended March 31, 2001 referred to below, are not included in this filing on Form 10-K. In addition, the note reference in the fourth paragraph is now Note 4.

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

                                                         /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
April 26, 2002

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                    (In Thousands, Except Per Share Amounts)

                                                                    YEAR ENDED MARCH 31,
                                                           --------------------------------------
                                                            2004            2003           2002
                                                           --------       --------       --------
Revenues                                                   $520,412       $605,017       $743,681
   Cost of sales                                            304,161        366,170        453,131
                                                           --------       --------       --------
Gross profit                                                216,251        238,847        290,550
   Selling, general and administrative expenses             140,805        152,808        181,867
   Restructuring expense                                         --          6,536          3,500
   Intangibles amortization                                     246            377            170
                                                           --------       --------       --------
Operating income                                             75,200         79,126        105,013
   Interest expense, net                                      1,808          2,826          6,268
   Other expense, net                                           147            229            275
                                                           --------       --------       --------
Income before income taxes                                   73,245         76,071         98,470
   Provision for income taxes                                26,002         27,386         36,428
                                                           --------       --------       --------
Net income                                                 $ 47,243       $ 48,685       $ 62,042
                                                           ========       ========       ========
Basic earnings per common share                            $   2.60       $   2.46       $   3.11
Diluted earnings per common share                          $   2.52       $   2.39       $   2.97
Weighted average common shares                               18,173         19,781         19,936
Weighted average common and common equivalent shares         18,766         20,342         20,860
                                                           --------       --------       --------
Dividends declared per common share                        $   0.20       $   0.10           $ --
                                                           ========       ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

               (In Thousands, Except Share and Per Share Amounts)

                                                                                               MARCH 31,
                                                                                      --------------------------
                                                                                        2004             2003
                                                                                      ---------        ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $   9,306        $  14,043
  Accounts receivable, net of allowance for doubtful accounts of
    $10,426 and $11,710, respectively                                                    97,203          100,263
  Inventories, net of allowance for reserves of $4,840 and $3,981, respectively          40,162           40,047
   Costs and estimated earnings in excess of billings on uncompleted contracts           13,763           18,261
  Deferred tax asset                                                                      4,131            5,425
  Other current assets                                                                    9,610           10,627
                                                                                      ---------        ---------
    Total current assets                                                                174,175          188,666

Property, plant and equipment, net                                                       29,269           34,737
Goodwill, net                                                                           380,769          369,790
Intangibles, net                                                                         29,546           29,509
Other assets                                                                              2,530            4,027
                                                                                      ---------        ---------
    Total assets                                                                      $ 616,289        $ 626,729
                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt                                                                        $   1,061        $     926
  Accounts payable                                                                       30,709           30,508
  Billings in excess of costs and estimated earnings on uncompleted contracts             5,665            3,295
  Accrued compensation and benefits                                                       6,836            6,860
  Accrued restructuring expenses                                                            593            6,181
  Other accrued expenses                                                                 16,185           19,364
  Accrued income taxes                                                                    3,695            2,940
                                                                                      ---------        ---------
    Total current liabilities                                                            64,744           70,074

Long-term debt                                                                           35,177           49,453
Deferred taxes                                                                           11,050           12,273
Other liabilities                                                                           414              507

Stockholders' equity:
  Preferred stock authorized 5,000,000; par value  $1.00; none issued
    and outstanding                                                                          --               --
  Common stock authorized 100,000,000; par value  $.001; issued 23,393,678 and
    22,594,034 shares, respectively; outstanding 17,859,330 and 18,771,534
    shares, respectively                                                                     23               23
  Additional paid-in capital                                                            324,219          295,271
  Retained earnings                                                                     402,675          359,037
  Treasury stock, at cost, 5,534,348 and 3,822,500 shares, respectively                (239,885)        (163,547)
  Accumulated other comprehensive income                                                 17,872            3,638
                                                                                      ---------        ---------
    Total stockholders' equity                                                          504,904          494,422
                                                                                      ---------        ---------
    Total liabilities and stockholders' equity                                        $ 616,289        $ 626,729
                                                                                      =========        =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (In Thousands, Except Share Amounts)

                                                                                                              ACCUMULATED
                                                                          ADDITIONAL                            OTHER
                               PREFERRED STOCK          COMMON STOCK        PAID-IN   RETAINED   TREASURY    COMPREHENSIVE
                             SHARES      AMOUNT       SHARES     AMOUNT     CAPITAL   EARNINGS     STOCK        INCOME      TOTAL
                            --------    --------    ----------   -------  ----------  --------   ---------   ------------- --------
BALANCE AT MARCH 31, 2001       0       $   0       21,406,367   $    21   $248,053   $250,246   $(100,355)    $ (9,014)   $388,951
Comprehensive income:
   Net income                                                                           62,042                               62,042
   Foreign currency
    translation adjustment                                                                                         (389)       (389)
   Unrealized gains on
    derivatives designated
    and qualified as cash
    flow hedges, net of tax                                                                                        (323)       (323)
   Reclassification of
    unrealized losses on
    expired derivatives                                                                                             155         155
                                                                                                                           --------
Comprehensive income                                                                                                         61,485

Dividends declared
Purchase of treasury stock
Issuance of common stock                               654,562         1     28,070                                          28,071
Exercise of options, net of
tax                                                    290,120                8,954                                           8,954
Tax benefit from exercised
   options                                                                    2,637                                           2,637
                                -       --------    ----------   -------   --------   --------   ---------     --------    --------
BALANCE AT MARCH 31, 2002       0       $   0       22,351,049   $    22   $287,714   $312,288   $(100,355)    $ (9,571)   $490,098

Comprehensive income:
   Net income                                                                           48,685                               48,685
   Foreign currency
    translation adjustment                                                                                       12,808      12,808
   Unrealized gains on
    derivatives designated
    and qualified as cash
    flow hedges, net of tax                                                                                         233         233
   Reclassification of
    unrealized losses on
    expired derivatives                                                                                             168         168
                                                                                                                           --------
Comprehensive income                                                                                                         61,894

Dividends declared                                                                      (1,936)                              (1,936)
Purchase of treasury stock                                                                         (63,192)                 (63,192)
Issuance of common stock                                23,836         1        968                                             969
Exercise of options, net of
tax                                                    219,149                4,767                                           4,767
Tax benefit from exercised
   options                                                                    1,822                                           1,822
                                -       --------    ----------   -------   --------   --------   ---------     --------    --------
BALANCE AT MARCH 31, 2003       0           0       22,594,034        23    295,271    359,037    (163,547)       3,638     494,422

Comprehensive income:
   Net income                                                                           47,243                               47,243
   Foreign currency
    translation adjustment                                                                                       14,013      14,013
   Unrealized gains on
    derivatives designated
    and qualified as cash
    flow hedges, net of tax                                                                                         454         454
    Reclassification of
    unrealized gains on
    expired derivatives                                                                                            (233)       (233)
                                                                                                                           --------
Comprehensive income                                                                                                         61,477

Dividends declared                                                                      (3,605)                              (3,605)
Purchase of treasury stock                                                                         (76,338)                 (76,338)
Exercise of options, net of
tax                                                    799,644               22,159                                          22,159
Tax benefit from exercised
   options                                                                    6,789                                           6,789
                                -       --------    ----------   -------   --------   --------   ---------     --------    --------
BALANCE AT MARCH 31, 2004       0       $   0       23,393,678   $    23   $324,219   $402,675   $(239,885)    $ 17,872    $504,904
                                =       ========    ==========   =======   ========   ========   =========     ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                               YEAR ENDED MARCH 31,
                                                                          2004          2003          2002
                                                                          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $   47,243    $   48,685    $   62,042
  Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                             6,765         8,016         8,293
  Gain on sale of property                                                   (531)           --            --
  Deferred tax provision/(benefit)                                          2,386        (7,811)           --
  Tax benefit from exercised options                                       (6,789)       (1,822)       (2,637)
  Changes in working capital items:
    Accounts receivable, net                                                7,486        23,111        51,574
    Inventories, net                                                        1,144         7,994         5,703
    Other current assets                                                   17,468        27,898         5,688
    Accounts payable                                                          362        (6,717)      (40,811)
    Accrued compensation and benefits                                         (43)       (2,629)       (8,080)
    Accrued expenses                                                       (4,270)      (10,126)         (552)
    Accrued income taxes                                                    1,361          (383)      (11,590)
    Other long-term liabilities                                             2,373         6,361        (2,278)
                                                                       ----------    ----------    ----------
  Cash provided by operating activities                                    74,955        92,577        67,352
                                                                       ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                   (1,673)       (1,557)       (3,797)
    Capital disposals                                                       1,851         1,253         2,805
    Merger transactions and prior merger-related payments, net of
       cash acquired of $0, $1,751 and $8,460, respectively                (3,010)       (7,822)      (19,372)
                                                                       ----------    ----------    ----------
  Cash used in investing activities                                        (2,832)       (8,126)      (20,364)
                                                                       ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of borrowings                                              (229,914)     (132,465)     (190,410)
    Proceeds from borrowings                                              215,600       103,750       139,500
    Proceeds from the exercise of options                                  22,159         4,767        11,591
    Payment of dividends                                                   (3,663)         (975)           --
    Purchase of treasury stock                                            (81,057)      (58,473)           --
                                                                       ----------    ----------    ----------
Cash used in financing activities                                         (76,875)      (83,158)      (39,319)
                                                                       ----------    ----------    ----------
Foreign currency exchange impact on cash                                       15          (673)         (455)
                                                                       ----------    ----------    ----------
(Decrease)/increase in cash and cash equivalents                           (4,737)          620         7,214
Cash and cash equivalents at beginning of year                             14,043        13,423         6,209
                                                                       ----------    ----------    ----------
Cash and cash equivalents at end of year                               $    9,306    $   14,043    $   13,423
                                                                       ==========    ==========    ==========
SUPPLEMENTAL CASH FLOW:

    Cash paid for interest                                             $    1,808    $    2,826    $    7,174
     Cash paid for income taxes                                            25,176        28,120        47,603
     Non-cash financing activities:
       Dividends payable                                                      903           961            --
       Treasury stock repurchases payable                                      --         4,719            --
     Merger transactions:
        Fair value of assets acquired                                          --    $    8,081    $   34,784
        Fair value of liabilities assumed                                      --        (1,691)      (12,046)
                                                                       ----------    ----------    ----------
        Cash paid                                                              --         6,390        22,738
        Other cash payments related to mergers                              3,010         3,183         4,094
        Less cash acquired                                                     --        (1,751)       (8,460)
                                                                       ----------    ----------    ----------
        Net cash paid for mergers                                      $    3,010    $    7,822    $   19,372
                                                                       ==========    ==========    ==========

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

For its data and voice services, the Company recognizes revenues on service tickets that are performed on an unspecified time and material basis with a short duration (generally less than one week) when the work is fully completed, all costs are applied to the job, the job is closed and invoicing to the client is completed. Revenues from projects where expected costs and revenues are known (generally with a duration of greater than one month) are recognized according to the percentage of completion method. Under the percentage of completion method, income is recognized based on a ratio of estimated costs incurred to total estimated contract costs. Losses, if any, on such contracts are provided in full when they become known. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities and any costs and estimated earnings in excess of billings are classified as current assets.

SHIPPING AND HANDLING FEES AND COSTS: All fees billed to clients for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales.

CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

ACCOUNTS RECEIVABLE, NET OF ALLOWANCES: Allowances are maintained against accounts receivable for doubtful accounts, product returns and product discounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of clients to make required payments. These allowances are based on both recent trends of clients estimated to be a greater credit risk as well as general trends of the entire client pool. Specific accounts are evaluated on a case by case basis before they are written off.

INVENTORIES: The Company's inventories are stated at the lower of cost or market. The first-in, first-out average cost method is used to value the majority of the inventory. However, some locations of the Company use other methods, including first-in first-out and actual current costs. The net inventory balances at March 31 are as follows:

                                             2004          2003
                                             ----          ----
Raw materials                              $     649    $   1,909
Finished goods                                44,353       42,119
                                           ---------    ---------
Subtotal                                      45,002       44,028
Excess and obsolete inventory reserves
                                              (4,840)      (3,981)
                                           ---------    ---------
Inventory, net                             $  40,162    $  40,047
                                           =========    =========

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. The useful life for buildings and improvements is 30 years and for machinery and equipment is 3 to 5 years. Maintenance and minor repair costs are charged to expense as incurred. Major replacements or betterments are capitalized. When items are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and, if applicable, a gain or loss is recorded. Depreciation expense for Fiscal 2004, 2003 and 2002 was $6,519, $7,639 and $8,123, respectively.

Property, plant and equipment balances, net of accumulated depreciation, at March 31 are as follows:


                                          2004         2003
                                          ----         ----
Land                                   $   2,369    $   2,405
Building and improvements                 25,443       26,619
Machinery                                 52,622       51,431
                                       ---------    ---------
Subtotal                                  80,434       80,455
Accumulated depreciation                 (51,165)     (45,718)
                                       ---------    ---------
Property, plant and equipment, net     $  29,269    $  34,737
                                       =========    =========


PROVISION FOR WARRANTIES: The Company provides for various product warranties. In accordance with FASB Interpretation No. 45, the changes in the provision for warranties for the year ended March 31 are as follows:

                                  2004      2003
                                  ----      ----
Balance as of March 31, 2003     $  184    $  185
Additions to provision              122       119
Charges against provision          (122)     (120)
                                 ------    ------
Balance as of March 31, 2004     $  184    $  184
                                 ======    ======

STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation, including stock options and employee stock purchases, under APB Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

Under APB No. 25, no compensation cost has been recognized to date as all stock options have an exercise price equal to the market price on the date of the grant. Had the Company elected to recognize compensation cost based on the fair value basis under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts for the years ended March 31:

                                                                                        2004              2003            2002
                                                                                        ----              ----            ----
Net income                   As reported                                              $  47,243        $   48,685      $   62,042
                      Plus:  Compensation expense                                            --                --              --
                      Less:  Stock-based employee compensation under fair-value
                             based method for all awards, net of related tax
                             effects                                                     (9,881)           (8,811)         (6,521)
                                                                                      ---------        ----------      ----------
                             Pro forma                                                $  37,362        $   39,874      $   55,521
                                                                                      ---------        ----------      ----------
Basic earnings per share     As reported                                              $    2.60        $     2.46      $     3.11
                             Pro forma                                                $    2.06        $     2.02      $     2.78
                                                                                      ---------        ----------      ----------
Diluted earnings per share   As reported                                              $    2.52        $     2.39      $     2.97
                             Pro forma                                                $    1.99        $     1.96      $     2.66
                                                                                      =========        ==========      ==========

The incremental fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for the years ended March 31:

                                2004     2003     2002
                                ----     ----     ----
Expected life (in years)         4.8      4.5      4.6
Risk free interest rate          3.7%     4.5%     4.8%
Volatility                        55%      51%      52%
Dividend yield                   0.1%      --%      --
                                ====     ====     ====

COLLECTIVE BARGAINING AGREEMENTS: As of March 31, 2004, the Company had approximately 2,800 team members worldwide of which approximately 450 are subject to collective bargaining agreements.

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

RISK MANAGEMENT AND FINANCIAL DERIVATIVES: The Company has operations, clients and suppliers worldwide, thereby exposing the Company's financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries' local currency, although intercompany sales to the Company's subsidiaries in Brazil, Mexico and Singapore are denominated in U.S. dollars.

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. The Company has adopted SFAS No. 133, and as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," effective April 1, 2001. All of the contracts have been designated as cash flow hedges, which seek to hedge anticipated cash flows from cross-border intercompany sales of product and services and intercompany loan activity. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency denominated receivables and payables, which are also included in accumulated other comprehensive income. Gains and losses realized on contracts at maturity and any gain or loss on the satisfaction of intercompany amounts is recorded as a component of operating income. The Company recognized approximately $3,600 in gains on matured contracts for Fiscal 2004. While, during Fiscal 2004, the Company did not terminate any contracts or encounter any transactions that became unlikely to occur, any gains or losses in these instances would be recorded as a component of operating income. Although the Company determined that no hedge ineffectiveness occurred during Fiscal 2004, such gains or losses would be recorded as a component of operating income.

The Company's policy regarding risk management of financial derivative instruments is to seek to match cash remittances for its foreign currency-denominated trade receivables and loans with a forward exchange contract, with no resulting gain or loss.

At March 31, 2004, the open foreign exchange contracts were in Australian dollar, Canadian dollar, Danish krone, Euro, Norwegian kroner, Pound sterling, Swedish krona, Swiss franc and Japanese yen. These open contracts are valued at approximately $15,435 and will expire within six months. The open contracts have contract rates of 1.3323 to 1.3387 Australian dollar, 1.3094 to 1.3343 Canadian dollar, 5.877 to 6.1447 Danish krone, 0.8280 to 0.8098 Euro, 6.6614 to 7.0343
Norwegian kroner, 0.5423 to 0.5524 Pound Sterling, 7.2946 to 7.9703 Swedish krona, 1.2529 to 1.2610 Swiss franc and 105.5 to 110.69 Japanese yen, all per U.S. dollar.

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

NOTE 2: FISCAL YEARS AND BASIS OF PRESENTATION

The Company's fiscal year ends on March 31. For the periods presented, its fiscal quarters consists of 13 weeks and end on the Sunday nearest each calendar quarter end. Beginning in Fiscal 2005, the

Company will change its fiscal quarters to end on the Saturday nearest each calendar quarter end.

NOTE 3:  CHANGES IN BUSINESS

During Fiscal 2004 and 2003, the Company paid $3,010 and $3,183, respectively, for obligations related to mergers completed in prior periods.

As of March 31, 2004, certain merger agreements provide for contingent payments of up to $1,860. Upon meeting future operating performance goals, goodwill will be adjusted for the amount of the contingent payments.

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

The Company has consolidated the results of operations for each of the acquired companies as of the respective merger date. The following table reports pro forma information as if the acquired entities had been purchased at the beginning of the stated periods:

                                                            YEAR ENDED MARCH 31,
                                                         ----------------------------
                                                           2004              2003
                                                         (UNAUDITED)      (UNAUDITED)
                                                         -----------      -----------
Revenue                       As reported                $  520,412        $ 605,017
                              Mergers-pre Black Box              --            2,931
                                                         ----------        ---------
                              Pro forma                     520,412          607,948
                                                         ----------        ---------
Net income                    As reported                $   47,243        $  48,685
                              % of revenues                     9.1%             8.0%
                              Mergers-pre Black Box              --              216
                              % of revenues                      --              7.4%
                                                         ----------        ---------
                              Pro forma                      47,243           48,901
                              % of revenues                     9.1%             8.0%
                                                         ----------        ---------
Diluted earnings per share    As reported                 $    2.52        $    2.39
                              Pro forma                        2.52             2.40
                                                         ==========        =========

NOTE 4: INTANGIBLE ASSETS

On April 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of April 1, 2001 by comparing the fair value of each reporting unit to its carrying value, and no impairment existed. In addition, on October 1 of Fiscal 2002 and Fiscal 2003, the Company conducted its annual impairment analysis and no impairment existed. During the fourth quarter of Fiscal 2003, the Company changed its reportable segments and in accordance with SFAS No. 142, evaluated its intangibles for impairment and none existed. Most recently, as of October 1, 2003, the Company conducted its annual impairment analysis and no impairment existed. During the third quarter of each future fiscal year, the Company will evaluate its non-amortizable intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles as identified in SFAS No. 141 other than goodwill, are its trademarks, non-compete agreements and acquired backlog.

As of March 31, 2004 and 2003, the Company's trademarks had a net carrying amount of $27,739. The Company believes this intangible has an indefinite life.

The Company had the following other intangibles as of March 31:

                           GROSS CARRYING AMOUNT     ACCUMULATED AMORTIZATION
                           ---------------------     ------------------------
                            2004      2003               2004      2003
                            ----      ----               ----      ----
Non-Compete Agreements     $ 2,246   $ 2,039            $   439   $   290
Acquired Backlog               331       307                331       286
                           -------   -------          ---------   -------
Total                      $ 2,577   $ 2,346            $   770   $   576
                           =======   =======          =========   =======

The non-compete agreements and acquired backlog are amortized over their estimated useful lives of approximately 10 years and 1 year, respectively. Amortization expense for the non-compete agreements and acquired backlog intangibles during the year ended March 31, 2004 was $225 and $21, respectively. As of March 31, 2004, the acquired backlog intangibles were fully amortized. Amortization expense for the non-compete agreements and acquired backlog intangibles during the year ended March 31, 2003 was $186 and $191, respectively. The estimated amortization expense for each of the five fiscal years subsequent to March 31, 2004 for the non-compete agreements intangibles is $225.

The changes in the carrying amount of goodwill for the year ended March 31, 2004, are as follows:

                                                   NORTH
                                                  AMERICA         EUROPE       ALL OTHER      TOTAL
                                                  -------         ------       ---------      -----
Balance as of March 31, 2003                     $   309,214    $    58,973   $     1,603   $   369,790
Goodwill during the period related to:

   Currency translation                                 (144)         8,033           246         8,135
   Actual earnout payments and other related
    payments                                           2,370            168           122         2,660
   Other                                                  --            184            --           184
                                                 ===========    ===========   ===========   ===========
Balance as of March 31, 2004                     $   311,440    $    67,358   $     1,971   $   380,769
                                                 ===========    ===========   ===========   ===========

NOTE 5:  INDEBTEDNESS

Long-term debt at March 31 is as follows:

                                 2004          2003
                                 ----          ----
Revolving credit agreement     $  35,000    $  49,100
Other debt                         1,238        1,279
                               ---------    ---------
Total debt                        36,238       50,379
Less:  current portion            (1,061)        (926)
                               ---------    ---------
Long-term debt                 $  35,177    $  49,453
                               =========    =========

On April 4, 2000, Black Box Corporation of Pennsylvania, a domestic subsidiary of the Company, entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. The Long Term Revolver was scheduled to expire on April 4, 2003 and the Short Term Revolver was scheduled to expire on April 4, 2002. In April 2002, the Long Term Revolver was extended to April 4, 2005 and the Short Term Revolver was extended to April 2, 2003 when it expired. On April 4, 2003, the Company entered into an agreement whereby Citizens Bank of Pennsylvania became successor agent to Mellon Bank, N.A. Mellon Bank continues to be a Participant in the credit agreement. On June 20, 2003, the credit agreement was amended to allow Citizens Bank to provide to the Company a swing line facility under the agreement. The swing line facility enables Citizens Bank to lend up to $5,000 at the bank's 30-day Euro-dollar rate plus 1.00% rather than the prime rate. During Fiscal 2004, the maximum amount and weighted average balance outstanding under the Long Term Revolver was $65,750 and $52,373, respectively. At March 31, 2004, the Company had $7,909 of letters of credit outstanding and $77,091 available under the Long Term Revolver.

Interest on the Syndicated Debt is variable based on the Company's option of selecting the bank's Euro-dollar rate plus an applicable margin or the prime rate plus an applicable margin. The applicable margin is adjusted each quarter based on the Company's consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% on the Euro-dollar rate option and from zero to 0.75% on the prime rate option. As of March 31, 2004, the margin was 0.75% on the Euro-dollar rate option and zero on the prime rate option. The Long Term Revolver provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.20% to 0.375%. As of March 31, 2004, the commitment fee percentage was 0.25% on the Long Term Revolver. The Long Term Revolver is unsecured; however, the Company, as the ultimate parent, guarantees all borrowings and the debt contains various restrictive covenants including without limitation requirements for minimum net worth, fixed charge coverage, interest coverage and consolidated leverage ratio. At March 31, 2004, the Company is in compliance with its debt covenants. The weighted average interest rate on all indebtedness of the Company at March 31, 2004 and 2003 was approximately 1.8% and 2.2%, respectively.

Other debt is composed of various bank and third party loans secured by specific pieces of equipment and real property. Interest on these loans is fixed and ranges from 1% to 5%.

At March 31, 2004, the Company had $7,909 of letters of credit outstanding.

The aggregate amount of the minimum principal payments for each of the five fiscal years subsequent to March 31, 2004 for all indebtedness outstanding at the end of Fiscal 2004 is as follows: 2005 - $1,061; 2006 - $35,132; 2007 - $0;
2008 - $45; and 2009 - $0.

The fair value of the Company's debt at March 31, 2004 approximates the carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

NOTE 6:  INCOME TAXES

The domestic and foreign components of pretax income from continuing operations for the years ended March 31 are as follows:

                   2004        2003         2002
                   ----        ----         ----
Domestic         $  59,516   $  63,572   $  77,874
Foreign             13,729      12,499      20,596
                 ---------   ---------   ---------
Consolidated     $  73,245   $  76,071   $  98,470
                 =========   =========   =========

The provision/(benefit) for income tax charged to continuing operations for the years ended March 31 are as follows:

                                       2004         2003        2002
                                       ----         ----        ----
Current:
  Federal                            $  20,356    $  17,560   $  21,796
  State                                  1,151        1,948       2,669
  Foreign                                4,629        4,555       6,536
                                     ---------    ---------   ---------
Total current                           26,136       24,063      31,001
Deferred                                  (134)       3,323       5,427
                                     ---------    ---------   ---------
Total provision for income taxes     $  26,002    $  27,386   $  36,428
                                     =========    =========   =========

Reconciliations between income taxes from continuing operations computed using the federal statutory income tax rate and the Company's effective tax rate for the years ended March 31 are as follows:

                                                  2004      2003      2002
                                                  ----      ----      ----
Federal statutory tax rate                        35.0%     35.0%     35.0%
Foreign taxes, net of foreign tax credits           --      (0.2)     (0.9)
State income taxes, net of federal benefit         0.6       1.8       2.1
Other, net                                        (0.1)     (0.6)      0.8
                                                  -----     ----      ----
Effective tax rate                                35.5%     36.0%     37.0%
                                                  =====     ====      ====

The components of current and long-term deferred tax liabilities/assets at March 31 are as follows:

                                                   2004        2003
                                                   ----        ----
DEFERRED TAX LIABILITIES:
    Tradename and trademarks                      $  9,689   $  9,686
    Amortization of intangibles                      4,235      3,224
    Unremitted earnings of Japanese subsidiary         888      1,673
    Basis of fixed assets                              888        814
                                                  --------   --------
Gross deferred tax liabilities                      15,700     15,397
                                                  --------   --------
DEFERRED TAX ASSETS:

    Net operating losses                             4,512      3,989
    Foreign tax credit carryforwards                   888      2,060
    Allowance for doubtful accounts                  1,254      1,873
    Basis of finished goods inventory                  658        687
    Other                                            2,627        926
                                                  --------   --------
Gross deferred tax assets                            9,939      9,535
Valuation allowance                                 (1,158)      (986)
                                                  --------   --------
Net deferred tax assets                              8,781      8,549
                                                  --------   --------
Net deferred tax liabilities                      $  6,919   $  6,848
                                                  ========   ========

At March 31, 2004, the Company had $1,750, $29,376 and $10,264 of federal, state and foreign net operating loss carryforwards, respectively. As a result of the Company's reorganization in 1992 and concurrent ownership change, Section 382 of the Internal Revenue Code limits the amount of net operating losses available to the Company to approximately $600 per year. The federal net operating loss carryforwards expire in fiscal years 2005 through 2007. The state net operating loss carryforwards expire at various times through Fiscal 2024 and the foreign net operating loss carryforwards expire at various times through Fiscal 2013, with the exception of $692 for Belgium, which has no expiration.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $1,158 for certain foreign net operation loss carryforwards anticipated to produce no tax benefit. The valuation allowance was increased in Fiscal 2004 by $173 to be applied against certain foreign net operating loss carryforwards.

In general, except for certain earnings in Japan, it is management's intention to reinvest undistributed earnings of foreign subsidiaries, which aggregate approximately $21,638 based on exchange rates at March 31, 2004. However, from time to time, the foreign subsidiaries declare dividends to the U.S. parent, at which time the appropriate amount of tax is determined. Also, additional taxes could be necessary if foreign earnings were loaned to the parent or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and facilities under noncancelable operating lease agreements, which contain renewal options. Rent expense under these operating leases for the years ended March 31, 2004, 2003 and 2002 was $9,395, $10,779 and $10,085, respectively. At March 31, 2004, the minimum lease commitments under all noncancelable operating leases for the next five years are as follows: 2005 - $3,457; 2006 - $2,144; 2007 - $1,392; 2008 - $733; 2009 -
$369; and thereafter - $119.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. In addition, as previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003 and in its quarterly reports on Form 10-Q for the quarters ended September 28, 2003 and December 28, 2003, an arbitration award (including interest and costs through March 31, 2004) against the Company for approximately $1.6 million is being appealed.

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003 and in its quarterly reports on Form 10-Q for the quarters ended September 28, 2003 and December 28, 2003, an arbitration award was entered against the Company for approximately $1.5 million. During the pendency of an appeal of the award, the Company entered into a final settlement of this matter in exchange for a payment by the Company of $1.38 million.

As previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003 and in its quarterly reports on Form 10-Q for the quarters ended September 28, 2003 and December 28, 2003, the Company had been named as a defendant in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These actions were consolidated in a lawsuit in the United States District Court for the Western District of Pennsylvania in a case captioned In Re Black Box Corporation Securities Litigation (Civil Action No. 03-CV-412). On October 3, 2003, the plaintiffs in this action filed a Consolidated Class Action Complaint in this matter. The Company subsequently filed a Motion to Dismiss plaintiffs' consolidated complaint. During the pendency of this motion, the parties entered into a Stipulation and Agreement of Settlement. The preliminary settlement provides for the payment of $2 million into a settlement fund, an amount within the limits of the Company's directors' and officers' policy, most of which will be covered under such policy. This payment is in exchange for a full and complete release of any and all claims against defendants. The settlement is subject to (1) plaintiffs' counsel determining, through limited confirmatory discovery, that the settlement is fair, reasonable and adequate, (2) the notice and hearing procedures that pertain to federal court class actions and (3) final approval of the court.

Based on the facts currently available to the Company, management believes its legal matters are adequately provided for, covered by insurance, without merit, or not probable that an unfavorable outcome will result.

As previously disclosed in its Current Report on Form 8-K filed on October 28, 2003 and in its quarterly reports on Form 10-Q for the quarter ended September 28, 2003 and December 28, 2003, the Company received a formal order of investigation issued by the Securities and Exchange Commission (the "SEC"). In connection therewith, during the quarter ended December 28, 2003, the Company and several of its officers, directors, team members and independent auditors provided information to the Staff of the SEC. In late January 2004, the SEC requested information relating to Fiscal 2002 from the Company's independent auditors pursuant to an additional subpoena. The Company intends to continue to cooperate fully with the inquiry.

NOTE 8: INCENTIVE COMPENSATION PLANS

PERFORMANCE BONUS: The Company has a variable compensation plan covering certain team members. This plan provides for the payment of a bonus based on the attainment of certain annual or quarterly performance targets. The amount expensed under this variable compensation plan for the years ended March 31, 2004, 2003 and 2002 was $2,523, $0 and $3,365, respectively.

PROFIT SHARING AND SAVINGS PLAN: The Company has various Profit Sharing and Savings Plans ("Plans") which qualify as deferred salary arrangements under
Section 401(k) of the Internal Revenue Code. Under the Plans, participants are permitted to contribute various percentages of their compensation, as defined, and the Company matches a percentage of the participant's contributions.

The total Company contribution for the years ended March 31, 2004, 2003 and 2002 was $2,992, $2,896 and $3,185, respectively.

STOCK OPTION PLANS: The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the "Employee Plan"), and the 1992 Directors Stock Option Plan, as amended (the "Directors Plan"). The Employee Plan authorizes the issuance of options and stock appreciation rights ("SARs") for up to 7,450,000 shares of common stock. Options are issued by the Board of Directors or a Board committee to key employees of the Company and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The Directors Plan authorizes the issuance of options and SARs for up to 210,000 shares of common stock. Options are issued by the Board of Directors or a Board committee and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The following is a summary of the Company's stock option plans for the years ended March 31:

                                                        2004                     2003                     2002
                                                        ----                     ----                     ----
                                                            WEIGHTED                  WEIGHTED                WEIGHTED
                                                             AVERAGE                  AVERAGE                  AVERAGE
                                                            EXERCISE                  EXERCISE                 EXERCISE
(Shares in thousands)                           SHARES        PRICE      SHARES        PRICE       SHARES      PRICE
                                                ------      ---------    ------       --------     ------     ---------
Outstanding at beginning
   of year                                         4,487    $   34.30       4,089    $   33.69       3,678    $   31.95
   Granted                                           911        39.68         711        35.09         833        41.51
   Exercised                                        (799)       27.71        (219)       22.06        (290)       30.86
   Forfeited                                         (93)       39.01         (94)       42.26        (132)       41.35
                                               ---------    ---------   ---------    ---------   ---------    ---------
Outstanding at end of year                         4,414    $   36.40       4,487    $   34.30       4,089    $   33.69

Exercisable at end of year                         2,935    $   34.93       3,035    $   32.25       2,519    $   28.24

Weighted average incremental fair value of
 options granted during the year using
  Black-Scholes option pricing model                        $   20.00                $   15.67                $   29.07
                                                            =========                =========                =========

The following table summarizes information about the stock options outstanding at March 31, 2004:

                                       OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                       -------------------      -------------------
                                     WEIGHTED
                                     AVERAGE      WEIGHTED                      WEIGHTED
                                    REMAINING      AVERAGE                      AVERAGE
    RANGE OF          SHARES       CONTRACTUAL    EXERCISE         SHARES       EXERCISE
EXERCISE PRICES    OUTSTANDING        LIFE         PRICE        EXERCISABLE      PRICE
---------------    -----------        ----         -----        -----------      -----
  $9.78  - $13.30       90,000         0.4 year   $  10.13           90,000   $     10.13
$13.3001 - $19.95      208,000        1.2 years      14.91          208,000         14.91
$19.9501 - $26.60      444,014        3.9 years      22.32          444,014         22.32
$26.6001 - $33.25      757,865        6.0 years      29.64          515,843         30.14
$33.2501 - $39.90       25,083        5.2 years      34.81           18,580         35.04
$39.9001 - $46.55    2,718,158        7.7 years      42.29        1,487,729         42.96
$46.5501 - $53.20      166,562        5.6 years      49.40          166,562         49.40
$53.2001 - $59.85        1,668        5.8 years      55.88            1,668         55.88
$59.8501 - $66.50        2,500        5.8 years      63.88            2,500         63.88
-----------------  -----------     ------------   --------      -----------   -----------
  $ 9.78 - $66.50    4,413,850        6.5 years   $  36.40        2,934,896   $     34.93
=================  ===========     ============   ========      ===========   ===========

NOTE 9:  EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed under the treasury stock method based on the weighted average number of common shares issued and outstanding.

The following table details this calculation for the years ended March 31:

(Shares in thousands)                                                 2004        2003        2002
---------------------                                                 ----        ----        ----
Net income for earnings per share computation                       $  47,243   $  48,685   $  62,042
                                                                    ---------   ---------   ---------
Basic earnings per common share:
   Weighted average common shares                                      18,173      19,781      19,936
   Basic earnings per common share                                  $    2.60   $    2.46   $    3.11
                                                                    ---------   ---------   ---------
Diluted earnings per common share:

   Weighted average common shares                                      18,173      19,781      19,936
   Shares issuable from assumed conversion of stock options and contingently issuable shares
      from acquisitions, net of tax savings                               593         561         924
                                                                    ---------   ---------   ---------
  Weighted average common and common equivalent shares
                                                                       18,766      20,342      20,860
  Diluted earnings per common share                                 $    2.52   $    2.39   $    2.97
                                                                    =========   =========   =========

The Company also has 941,749 shares, 1,648,000 shares and 10,000 shares issuable upon the exercise of outstanding stock options for Fiscal 2004, 2003 and 2002, respectively. The exercise price of such options was greater than the average market price for those time periods and as such do not impact the diluted weighted average share calculations during the periods presented above.

NOTE 10:  TREASURY STOCK

The Company previously announced intentions to repurchase up to 6.5 million shares of its Common

Stock from April 1, 1999 through March 31, 2004. During Fiscal 2004, the Company repurchased approximately 1.7 million shares for an aggregate purchase price of $76,338 and paid $4,719 for treasury share repurchases payable in relation to Fiscal 2003 repurchases. During Fiscal 2003, repurchases also totaled approximately 1.7 million shares for an aggregate purchase price of $63,192. Since inception of the repurchase program in April 1999 through March 31, 2004, the Company has repurchased in aggregate approximately 5.5 million shares for $240,000. Funding for the stock repurchases came primarily from cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

NOTE 11: COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following as of March 31:

                                                                             2004         2003
                                                                           -------      -------
Foreign currency translation adjustment                                    $17,418      $ 3,405
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains on expired
    derivatives, net of $250 and $131 of tax, respectively                     454          233
                                                                           -------      -------
Total accumulated other comprehensive income                               $17,872      $ 3,638
                                                                           =======      =======

NOTE 12: RESTRUCTURING

In the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 primarily related to adjusting staffing levels and real estate consolidations. Of this charge, $5,034 related to severance for 245 total team members ($4,299 related to severance for 130 team members in Europe; $581 related to severance for 94 team members in North America; $154 related to severance for 21 team members in Latin America) and $1,502 related to real estate costs.

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

The components of the charge and the restructuring accruals at March 31, 2003 and 2004 are as follows:

                                EMPLOYEE SEVERANCE     FACILITY CLOSURES            TOTAL
                                ------------------     -----------------           -------
Accrued March 31, 2002               $ 1,443                $ 1,439                $ 2,882
Total charge                           5,034                  1,502                  6,536
Cash expenditures                     (2,102)                  (556)                (2,658)
Asset write-downs                         --                   (579)                  (579)
                                     -------                -------                -------
Accrued March 31, 2003                 4,375                  1,806                  6,181
Cash expenditures                     (4,023)                (1,565)                (5,588)
                                     -------                -------                -------
Accrued March 31, 2004               $   352                $   241                $   593
                                     =======                =======                =======

NOTE 13: SEGMENT REPORTING

As required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports the results of its operating segments. During the fourth quarter of Fiscal 2003, the Company changed its primary segments to be on a geographic basis. This is consistent with how the Company is organized and how the business is managed on a day-to-day basis. The primary reportable segments are comprised of North America, Europe and All Other. Consistent with SFAS No. 131, the Company aggregates similar operating units into reportable segments.

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

Summary information by reportable segment is as follows for the years ended March 31:

  NORTH AMERICA                  2004                   2003                   2002
  -------------                  ----                   ----                   ----
Revenues                       $341,299               $412,247               $533,410
Operating income                 44,281                 53,079                 65,500
Depreciation                      4,515                  5,363                  5,698
Amortization                         46                    131                     46
Segment assets                  557,239                586,339                611,675
                               ========               ========               ========

     EUROPE                      2004                   2003                   2002
     ------                      ----                   ----                   ----
Revenues                       $142,158               $153,477               $155,715
Operating income                 21,812                 17,729                 25,758
Depreciation                      1,670                  1,825                  1,944
Amortization                        177                    224                    109
Segment assets                  131,302                123,090                113,556
                               ========               ========               ========

   ALL OTHER                     2004                  2003                  2002
   ---------                     ----                  ----                  ----
Revenues                       $36,955               $39,293               $54,556
Operating income                 9,107                 8,318                13,755
Depreciation                       334                   451                   481
Amortization                        23                    22                    15
Segment assets                  15,981                17,920                24,980
                               =======               =======               =======

Operating income for Fiscal 2003 for North America, Europe and All Other was reduced by $1,790, $4,592 and $154, respectively, for restructuring expenses in the fourth quarter of that year.

Operating income for Fiscal 2002 for North America, Europe and for All Other was reduced by $1,439, $1,830 and $231, respectively, for restructuring expenses in the fourth quarter of that year.

The sum of the segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets for the years ending March 31:

                ASSETS                               2004                     2003                     2002
                ------                               ----                     ----                     ----
Assets for North America, Europe and
   All Other segments                              $ 704,522                $ 727,349                $ 750,211
Corporate eliminations                               (88,233)                (100,620)                 (99,424)
                                                   ---------                 --------                ---------
Total consolidated assets                          $ 616,289                $ 626,729                $ 650,787
                                                   =========                =========                =========

Management is also presented with and reviews revenues by service type. The following information is presented:

    REVENUES                     2004                   2003                   2002
    --------                     ----                   ----                   ----
Hotline Services               $237,872               $252,105               $309,744
Data Services                   214,299                275,842                365,901
Voice Services                   68,241                 77,070                 68,036
                               --------               --------               --------
Total revenues                 $520,412               $605,017               $743,681
                               ========               ========               ========

NOTE 14: QUARTERLY DATA (UNAUDITED)

                                    FIRST           SECOND           THIRD          FOURTH
                                   QUARTER          QUARTER         QUARTER         QUARTER           YEAR
                                   --------         --------        --------       --------         --------
FISCAL 2004

Revenues                           $128,347         $129,268        $133,067       $129,730         $520,412

Gross profit                         53,447           53,875          54,641         54,288          216,251

Net income                           11,496           12,051          12,193         11,503           47,243
Basic earnings per common
 share                                 0.62             0.66            0.68           0.63             2.60(1)
Diluted earnings per
 common share                          0.60             0.64            0.66           0.61             2.52(1)
                                   ========         ========        ========       ========         ========
FISCAL 2003

Revenues                           $154,412         $162,731        $153,062       $134,812         $605,017

Gross profit                         61,892           63,380          60,639         52,936          238,847

Net income                           14,665           15,035          14,777          4,208(2)         8,685
Basic earnings per common
 share                                 0.72             0.75            0.75           0.22             2.46(1)
Diluted earnings per
 common share                          0.70             0.74            0.73           0.21             2.39(1)
                                   ========         ========        ========       ========         ========

(1) Earnings per share for the year is different than the sum of the quarterly earnings per share due to rounding and average share prices.

(2) During Fourth Quarter Fiscal 2003, operating income was reduced by a restructuring charge of $6,536, thereby reducing net income by $4,183.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")). Based on that evaluation, taking into account the recent report of the Company's independent public accountants to the audit committee of the Company's board of directors and other reports to the audit committee summarized below, management, including the CEO and CFO, has concluded that, as of March 31, 2004, except for the matters reported by Ernst & Young LLP ("E&Y"), the Company's independent accountants, to management and the audit committee discussed in the next paragraph, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. In the fourth fiscal quarter ending March 31, 2004, there had been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting, except for certain matters set forth in the last paragraph of this Item 9A.

As set forth in Item 8 of this Annual Report, E&Y issued an unqualified opinion with respect to the financial statements for the fiscal year ended March 31, 2004. However, in connection with its fiscal year end audit procedures, E&Y reported to management and to the audit committee that the combination of identified reportable conditions under standards established by the American Institute of Certified Public Accountants, internal control deficiencies at the Company relating primarily to the internal control environment, the risk assessment process and the monitoring process that assesses the quality of the Company's internal control performance, which have been separately reported to the audit committee, and year-end audit adjustments constitute a material weakness in the Company's internal control over financial reporting. E&Y has advised the Company, however, that none of these conditions or concerns individually constitutes a material weakness.

Management and the audit committee believe that neither the matters reflected in the reportable conditions nor the other deficiencies involving internal control, individually or in the aggregate, had a material effect on the financial statements of the Company for the fiscal year ended March 31, 2004. In addition, management and the audit committee believe that no identified audit adjustments, all of which were reflected in the reported financial statements, that affected income and balance sheet classification had a material effect on the financial statements for the fiscal year ended March 31, 2004 or prior fiscal years.

The matters involving reportable conditions and other internal control deficiencies have been discussed in detail among management, the audit committee of the Company's board of directors and E&Y. Management will evaluate the specific reportable conditions and other internal control deficiencies identified by E&Y and will develop, in consultation with E&Y and under the direction of the audit committee, measures to enhance internal control systems and procedures. The Company is taking actions to permit it to comply timely with Section 404 of the Sarbanes-Oxley Act ("SOX") in respect of its internal control over financial reporting for fiscal year 2005, including the engagement of another independent accounting firm to assist it with respect to SOX 404 compliance measures, has added additional accounting resources, plans to establish an internal audit function reporting to the audit committee and will take such other remedial measures that may be recommended by the audit committee. In addition to increased oversight by the audit committee, the board of directors has appointed a non-executive chairman of the board, as previously disclosed, and has nominated for election to the board of directors an individual who has significant public accounting experience.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AUDIT COMMITTEE, AUDIT COMMITTEE FINANCIAL EXPERT AND CODE OF ETHICS

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Certain of the information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Officers of the Registrant" included under Part I of this Form 10-K.

The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Certain Board Committees" in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

CODE OF ETHICS

The Company has a Code of Ethics that applies to all of its directors, officers and employees and complies with the applicable requirements of the Sarbanes-Oxley Act, applicable SEC regulations and Nasdaq Marketplace Rules. The Code of Ethics is available on the Company's Internet Web site at http://www.blackbox.com.

ITEM 11 -- EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Report of the Compensation Committee" in the Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information set forth under the captions "Equity Plan Compensation Information," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company engaged Buchanan Ingersoll PC to perform legal services during Fiscal 2004 and Fiscal 2005. William R. Newlin, a director of the Company, was Chairman and Chief Executive Officer of Buchanan Ingersoll PC until October 2003.

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information set forth under the caption "Ernst & Young as Independent Accountants" in the Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial statements, financial statement schedules and exhibits not listed here have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

         (a) Documents filed as part of this report

                  (1) Financial Statements - no financial statements have been filed in this Form 10-K other than those in Item 8

                  (2)   Financial Statement Schedule

                        Report of Independent Public Accountants on Supplemental Schedule Schedule II - Valuation and Qualifying Accounts

                  (3)   Exhibits

                        Exhibit
                        Number                Description

                        3(i) Second Restated Certificate of Incorporation of the Company, as amended (1)

                        3(ii) Restated Bylaws, as amended (2)

                        10.1 Revolving Credit Agreement, dated as of April 4, 2000, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantors, the Lenders and Mellon Bank, N.A. (3)

                        10.2 First Amendment to Credit Agreements, dated March 30, 2001, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantor, the Lenders and Mellon Bank, N.A.(4)

                        10.3 Second Amendment to Credit Agreements, dated April 3, 2002, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantor, the Lenders and Mellon Bank, N.A.(5)

                        10.4 Third Amendment to Credit Agreements, dated June 20, 2003, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantor, the Lenders and Citizens Bank of Pennsylvania (6)

                        10.5 Fourth Amendment to Credit Agreements, dated June 20, 2003, among Black Box Corporation of Pennsylvania, Black Box Corporation, the Guarantor, the Lenders and Citizens Bank of Pennsylvania (6)

                        10.6  Agreement between Black Box Corporation and Fred
                              C. Young (2)

                        10.10 1992 Stock Option Plan, as amended through August
                              12, 2003 (2)

                        10.11 1992 Director Option Plan, as amended through
                              August 12, 2003 (2)

                        21.1  Subsidiaries of the Registrant (7)

                        23.1 Consent of Independent Registered Public Accounting Firm (2)

                        23.2 Information regarding consent of Arthur Andersen LLP (2)

                        31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

                        31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

                        32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

                  (1) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 14, 2000, and incorporated herein by reference.

                  (2)   Filed herewith.

                  (3) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 29, 2000.

                  (4) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on June 29, 2001.

                  (5) Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the Commission on May 17, 2002.

                  (6) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on August 13, 2003.

                  (7) Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the Commission on November 12, 2003.

            (b) Reports on Form 8-K furnished during the quarter ended March 31, 2004:

                  Current Report on Form 8-K for the event dated January 20, 2004 covering Item 12 thereof disclosing and filing the Company's press release related to third quarter Fiscal 2004 financial results.

            (c) The Company hereby files as exhibits to the Form 10-K the exhibits set forth in Item 15 (a)(3) hereof, which are not incorporated by reference.

            (d) The Company hereby files as financial statement schedules to this Form 10-K the financial statement schedules which are set forth in Item 15 (a)(2) hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         BLACK BOX CORPORATION

         Dated: June 14, 2004

                                        /s/ Michael McAndrew
                                    --------------------------------------------
                                    Michael McAndrew, Vice President, Chief
                                    Financial Officer, Treasurer, Secretary, and
                                    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                     CAPACITY                      DATE

   /s/ WILLIAM F. ANDREWS               Director                  June 14, 2004
   ----------------------
     William F. Andrews

   /s/ THOMAS W. GOLONSKI               Director                  June 14, 2004
   ----------------------
     Thomas W. Golonski

    /s/ THOMAS G. GREIG           Director and Chairman           June 14, 2004
    -------------------                of the Board
      Thomas G. Greig

   /s/ WILLIAM R. NEWLIN                Director                  June 14, 2004
   ---------------------
     William R. Newlin

     /s/ BRIAN D. YOUNG                 Director                  June 14, 2004
     ------------------
       Brian D. Young

     /s/ FRED C. YOUNG                Director and                June 14, 2004
     -----------------           Chief Executive Officer
       Fred C. Young

    /s/ MICHAEL MCANDREW              Vice President,             June 14, 2004
    --------------------          Chief Financial Officer,
      Michael McAndrew           Secretary, Treasurer, and
                                Principal Accounting Officer

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

Pittsburgh, Pennsylvania
April 26, 2002

                                                                     SCHEDULE II

                              BLACK BOX CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars In thousands)

                                                 ADDITIONS     ADDITIONS
                                  BALANCE AT     CHARGED TO    RESULTING    REDUCTIONS      BALANCE
                                 BEGINNING OF    COSTS AND        FROM         FROM        AT END OF
         DESCRIPTION                PERIOD       EXPENSES     REQUISITIONS   RESERVES       PERIOD
         -----------             ------------    ----------   ------------  ----------     ---------
YEAR ENDED MARCH 31, 2004
  Inventory reserves                $ 3,981       $ 3,697       $    --       $ 2,838       $ 4,840
  Allowance for unrealizable
       accounts/sales returns        11,710         2,502            --         3,786        10,426
  Restructuring reserve               6,181            --            --         5,588           593

YEAR ENDED MARCH 31, 2003
  Inventory reserves                $ 3,358       $ 2,229       $    56       $ 1,662       $ 3,981
  Allowance for unrealizable
       accounts/sales returns         8,207         5,231           218         1,946        11,710
  Restructuring reserve               2,882         6,536            --         3,237         6,181

YEAR ENDED MARCH 31, 2002
  Inventory reserves                $ 3,264       $ 1,078       $   187       $ 1,171       $ 3,358
  Allowance for unrealizable
       accounts/sales returns         7,777         2,370           542         2,482         8,207
  Restructuring reserve                 705         3,500            --         1,323         2,882