Form 10-Q
period 2004-07-03
BLACK BOX CORP
filed 2004-08-12
CIK 849547

                                                       Fiscal 2005 First Quarter

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 2004
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

                   YES [X]                 NO [ ]

The number of shares outstanding of the registrant's common stock, $0.001 par value, as of August 10, 2004 was 17,550,253 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              BLACK BOX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                                                                                 (UNAUDITED)
                                                                                                   JULY 3,     MARCH 31,
                                                                                                    2004         2004
                                                                                                 -----------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                                       $   9,313    $   9,306
  Accounts receivable, net of allowance for doubtful accounts of $10,293 and $10,426,
    respectively                                                                                     93,527       97,203
  Inventories, net of allowance for reserves of $4,661 and $4,840, respectively                      41,491       40,162
  Costs and estimated earnings in excess of billings on uncompleted contracts                        19,571       13,763
  Deferred tax asset                                                                                  4,086        4,131
  Other current assets                                                                               11,169        9,610
                                                                                                  ---------    ---------
    Total current assets                                                                            179,157      174,175

Property, plant and equipment, net                                                                   28,102       29,269
Goodwill, net                                                                                       380,922      380,769
Intangibles, net                                                                                     29,501       29,546
Other assets                                                                                          2,484        2,530
                                                                                                  ---------    ---------
    Total assets                                                                                  $ 620,166    $ 616,289
                                                                                                  =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt                                                                                    $     307    $   1,061
  Accounts payable                                                                                   30,951       30,709
  Billings in excess of costs and estimated earnings on uncompleted contracts                         7,155        5,665
  Accrued compensation and benefits                                                                   6,654        6,836
  Other accrued expenses                                                                             14,602       16,778
  Accrued income taxes                                                                                2,116        3,695
                                                                                                  ---------    ---------
    Total current liabilities                                                                        61,785       64,744
Long-term debt                                                                                       48,089       35,177
Deferred taxes                                                                                       12,469       11,050
Other liabilities                                                                                        77          414

Stockholders' equity:
Preferred stock authorized 5,000,000; par value $1.00; none issued
    and outstanding                                                                                      --           --
Common stock authorized 100,000,000; par value $0.001; issued 23,696,731 and 23,393,678 shares,
    respectively                                                                                         24           23
Additional paid-in capital                                                                          333,004      324,219
Retained earnings                                                                                   411,806      402,675
Treasury stock, at cost, 6,086,498 and 5,534,348 shares, respectively                              (264,741)    (239,885)
Accumulated other comprehensive income                                                               17,653       17,872
                                                                                                  ---------    ---------
    Total stockholders' equity                                                                      497,746      504,904
                                                                                                  ---------    ---------
    Total liabilities and stockholders' equity                                                    $ 620,166    $ 616,289
                                                                                                  =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)

                                                             THREE MONTHS ENDED
                                                       -----------------------------
                                                       JULY 3, 2004    JUNE 29, 2003
                                                       ------------    -------------
Revenues                                                 $ 124,355       $ 128,347
   Cost of sales                                            72,475          74,900
                                                         ---------       ---------
Gross profit                                                51,880          53,447

   Selling, general and administrative expenses             35,897          34,985

   Intangibles amortization                                     59              89
                                                         ---------       ---------
Operating income                                            15,924          18,373

   Interest expense, net                                       409             420

   Other expense/(income), net                                   7              (9)
                                                         ---------       ---------
Income before income taxes                                  15,508          17,962

   Provision for income taxes                                5,505           6,466
                                                         ---------       ---------
Net income                                               $  10,003       $  11,496
                                                         =========       =========
Basic earnings per common share                          $    0.56       $    0.62

Diluted earnings per common share                        $    0.54       $    0.60
                                                         ---------       ---------
Weighted average common shares                              17,771          18,617

Weighted average common and common equivalent shares        18,476          19,062
                                                         ---------       ---------
Dividends declared per common share                      $    0.05       $    0.05
                                                         =========       =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In Thousands, Except Share Amounts)

                                                                                                           ACCUMULATED
                                    PREFERRED STOCK     COMMON STOCK     ADDITIONAL                           OTHER
                                    ---------------  ------------------   PAID-IN    RETAINED  TREASURY   COMPREHENSIVE
                                    SHARES  AMOUNT     SHARES    AMOUNT    CAPITAL   EARNINGS    STOCK        INCOME       TOTAL
                                    ------  -------  ----------  ------  ----------  --------  ---------  -------------  ---------
BALANCE AT MARCH 31, 2003             0     $     0  22,594,034  $   23  $  295,271  $359,037  $(163,547) $       3,638  $ 494,422

Comprehensive income:
  Net income                                                                           47,243                               47,243
   Foreign currency translation
    adjustment                                                                                                   14,013     14,013
   Unrealized gains on derivatives
    designated and qualified as
    cash flow hedges, net of tax                                                                                    454        454
   Reclassification of
    unrealized   gains on expired
    derivatives                                                                                                    (233)      (233)
                                                                                                                         ---------
Comprehensive income                                                                                                        61,477

Dividends declared                                                                     (3,605)                              (3,605)
Purchase of treasury stock                                                                       (76,338)                  (76,338)
Exercise of options, net of tax                         799,644              22,159                                         22,159
Tax benefit from exercised options                                            6,789                                          6,789
                                      -     -------  ----------  ------  ----------  --------  ---------  -------------  ---------
BALANCE AT MARCH 31, 2004             0     $     0  23,393,678  $   23  $  324,219  $402,675  $(239,885) $      17,872  $ 504,904

Comprehensive income:
  Net income                                                                           10,003                               10,003
   Foreign currency translation
    adjustment                                                                                                      (54)       (54)
   Unrealized gains on derivatives
    designated and qualified as
    cash flow hedges, net of tax                                                                                    289        289
   Reclassification of
    unrealized gains on expired
    derivatives                                                                                                    (454)      (454)
                                                                                                                         ---------

Comprehensive income                                                                                                         9,784

Dividends declared                                                                       (872)                                (872)
Purchase of treasury stock                                                                       (24,856)                  (24,856)
Exercise of options, net of tax                         303,053       1       5,640                                          5,641
Tax benefit from exercised options                                            3,145                                          3,145
                                      -     -------  ----------  ------  ----------  --------  ---------  -------------  ---------
BALANCE AT JULY 3, 2004
  (UNAUDITED)                         0     $     0  23,696,731  $   24  $  333,004  $411,806  $(264,741) $      17,653  $ 497,746
                                      =     =======  ==========  ======  ==========  ========  =========  =============  =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                                        THREE MONTHS ENDED
                                                                    ---------------------------
                                                                    JULY 3, 2004  JUNE 29, 2003
                                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $ 10,003       $ 11,496
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization                                      1,486          1,764
      Deferred tax provision/(benefit)                                   1,464
  Changes in working capital items:
    Accounts receivable, net                                             3,463          3,901
    Inventories, net                                                    (1,399)          (389)
    Other current assets                                                (4,169)         4,780
    Accounts payable and accrued liabilities                            (1,614)        (7,366)
                                                                      --------       --------
  Cash provided by operating activities                                  9,234         14,186
                                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                    (741)          (285)
  Capital asset disposals                                                  444            310
  Merger transactions and prior merger-related payments, net of
    cash acquired of $0 and $0, respectively                              (263)          (784)
                                                                      --------       --------
  Cash used in investing activities                                       (560)          (759)
                                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of borrowings                                             (28,759)       (91,763)
  Proceeds from borrowings                                              40,550         91,850
  Proceeds from the exercise of options                                  5,640            203
  Payment of dividends                                                    (903)          (904)
  Purchase of treasury stock                                           (24,856)       (19,278)
                                                                      --------       --------
  Cash used in financing activities                                     (8,328)       (19,892)
                                                                      --------       --------
Foreign currency exchange impact on cash                                  (339)         1,649
                                                                      --------       --------
Increase/(decrease) in cash and cash equivalents                             7         (4,816)
Cash and cash equivalents at the beginning of the year                   9,306         14,043
                                                                      --------       --------
Cash and cash equivalents at end of period                            $  9,313       $  9,227
                                                                      ========       ========

SUPPLEMENTAL CASH FLOW:
  Cash paid for interest                                              $    403       $    362
  Cash paid for income taxes                                             5,620          5,083
                                                                      ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements presented herein and these notes are unaudited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Black Box Corporation (the "Company") believes that these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Interim periods are not necessarily indicative of the results of operations for a full year. As such, these unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's most recent Form 10-K as filed with the SEC for the fiscal year ended March 31, 2004. The consolidated Balance Sheet as of March 31, 2004 was derived from the audited Balance Sheet included in the most recent Form 10-K.

NOTE 2: FISCAL YEARS AND BASIS OF PRESENTATION

The Company's fiscal year ends on March 31. Its fiscal quarters consist of 13 weeks and, beginning in Fiscal 2005, end on the Saturday nearest each calendar quarter end. In Fiscal 2004, the fiscal quarters ended on the Sunday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes as June 30, 2004 and 2003 were July 3, 2004 and June 29, 2003, respectively. The ending dates for all other periods are as presented.

NOTE 3: STOCK-BASED COMPENSATION

As permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - - Transition and Disclosure," the Company continues to use the intrinsic value method of Opinion No. 25 rather than the fair value method of SFAS No. 123 to account for stock-based employee compensation. As required by the provisions of SFAS No. 148, disclosure must be made in the financial notes of the effects on reported net income and earnings per share of an entity's accounting policy for stock-based employee compensation.

Had the Company elected to recognize compensation cost based on the fair value basis under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                         2004              2003
                                                                       --------         ---------
Net income            As reported                                      $ 10,003         $  11,496
               Plus:  Compensation expense                                   --                --
               Less:  Stock-based employee compensation under
                      fair-value based method for all awards, net
                      of related tax effects                             (2,329)           (3,038)
                                                                       --------         ---------
                      Pro forma                                        $  7,674         $   8,458
                                                                       --------         ---------
Basic earnings per    As reported                                      $   0.56         $    0.62
 share                Pro forma                                        $   0.43         $    0.45
                                                                       --------         ---------
Diluted earnings per  As reported                                      $   0.54         $    0.60
 share                Pro forma                                        $   0.42         $    0.44
                                                                       ========         =========

The incremental fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                               JUNE 30,
                            -------------
                            2004     2003
                            ----     ----
Expected life in years       4.9      4.7
Risk free interest rate     3.26%    3.92%
Expected volatility rate      53%      53%
Dividend yield               0.2%     0.0%

NOTE 4: INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out average cost method is used to value the majority of the inventory. However, some locations of the Company use other methods, including first-in first-out and actual current costs. The net inventory balances are as follows:

                                         JUNE 30, 2004  MARCH 31, 2004
                                         -------------  --------------
Raw materials                               $    647       $    649
Finished goods                                45,505         44,353
                                            --------       --------
Subtotal                                      46,152         45,002
Excess and obsolete inventory reserves        (4,661)        (4,840)
                                            --------       --------
Inventory, net                              $ 41,491       $ 40,162
                                            ========       ========

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

NOTE 5: FINANCIAL DERIVATIVES

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. The Company has adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," effective April 1, 2001. All of the contracts have been designated as cash flow hedges, which seek to hedge anticipated cash flows from cross-border intercompany sales of products and services and intercompany loan activity. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency-denominated receivables and payables, which are also included in accumulated other comprehensive income. The Company recognized approximately $1,100 in gains on matured contracts during the quarter ended June 30, 2004. While, during the quarter ended June 30, 2004, the Company did not terminate any contracts or encounter any transactions that became unlikely to occur, any gains or losses in these instances would be recorded as a component of operating income. Although the Company determined that no hedge ineffectiveness occurred during the quarter, such gains or losses would also be recorded as a component of operating income.

The Company's policy regarding risk management of financial derivative instruments is to seek to match cash remittances for its foreign currency-denominated trade receivables and loans with a forward exchange contract, with no resulting gain or loss.

At June 30, 2004, the open foreign exchange contracts were in Australian dollar, Canadian dollar, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc. The total open contracts, with a notional amount of approximately $35,843, have a fair value of $36,310 and will expire within nine months. The open contracts have contract rates of 1.443 to
1.466 Australian dollar, 1.3299 to 1.369 Canadian dollar, 5.9275 to 6.1435 Danish krone, 0.8119 to 0.8333 Euro, 105.5 to 114.55 Japanese yen, 6.7377 to
6.9207 Norwegian kroner, 0.5484 to 0.5585 Pound sterling, 7.4913 to 7.5933 Swedish krona and 1.2292 to 1.2663 Swiss franc, all per U.S. dollar.

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                               2004           2003
                                                                             --------       --------
Net income                                                                   $ 10,003       $ 11,496
Other comprehensive income:
   Foreign currency translation adjustment                                        (54)         4,476
   Unrealized (losses)/gains on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains on
     expired derivatives                                                         (165)           600
                                                                             --------       --------
Comprehensive income                                                         $  9,784       $ 16,572
                                                                             ========       ========

The components of accumulated other comprehensive income consisted of the following:

                                                                                 JUNE 30, 2004  MARCH 31, 2004
                                                                                 -------------  --------------
Foreign currency translation adjustment                                             $17,364        $17,418
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of reclassifications of unrealized gains on expired derivatives, net of
   $159 and $255 of tax, respectively                                                   289            454
                                                                                    -------        -------
Total accumulated other comprehensive income                                        $17,653        $17,872
                                                                                    =======        =======

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

The following table details this calculation:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                  ---------------------------
(Shares in thousands)                                                 2004         2003
                                                                     -------      -------
Net income for earnings per share computation                        $10,003      $11,496
                                                                     -------      -------
Basic earnings per common share:
  Weighted average common shares                                      17,771       18,617
  Basic earnings per common share                                    $  0.56      $  0.62
                                                                     -------      -------
Diluted earnings per common share:
  Weighted average common shares                                      17,771       18,617
  Shares issuable from assumed conversion of stock options and contingently issuable shares from acquisitions (net of tax
    savings)                                                             705          445
                                                                     -------      -------
  Weighted average common and common equivalent shares                18,476       19,062
  Diluted earnings per common share                                  $  0.54      $  0.60

There is no impact to the weighted average share calculations during any period where the exercise price of a stock option is greater than the average market price during such time period. Accordingly, there are, in addition to the weighted average shares presented above, 19,863 shares and 2,496,000 shares issuable upon the exercise of outstanding stock options for the three months ended June 30, 2004 and 2003, respectively.

NOTE 8: PROVISION FOR WARRANTIES

The Company provides for various product warranties. In accordance with FASB Interpretation No. 45, the changes in the provision for warranties are as follows:

                                   2004
                                  -----
Balance as of March 31, 2004      $ 184
Additions to provision               40
Charges against provision           (40)
                                  -----
Balance as of June 30, 2004       $ 184
                                  =====

NOTE 9: INTANGIBLE ASSETS

On April 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of April 1, 2001 by comparing the fair value of each reporting unit to its carrying value, and no impairment existed. In addition, on October 1 of Fiscal 2002 and 2003, the Company conducted its annual impairment analysis and no impairment existed. During the fourth quarter of Fiscal 2003, the Company changed its reportable segments and in accordance with SFAS No. 142, evaluated its intangibles for impairment and none existed. Most recently, as of October 1, 2003, the Company conducted its annual impairment analysis and

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

no impairment existed. During the third quarter of each future fiscal year, the Company will evaluate its non-amortizable intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles as identified in SFAS No. 141 other than goodwill, are its trademarks, non-compete agreements and acquired backlog.

As of June 30, 2004, the Company's trademarks had a net carrying amount of $27,739. The Company believes this intangible has an indefinite life.

The Company had the following other intangibles as of June 30, 2004 and 2003:

                          GROSS CARRYING AMOUNT  ACCUMULATED AMORTIZATION
                          ---------------------  ------------------------
                             2004        2003        2004        2003
                            ------      ------      ------      ------
Non-Compete Agreements      $2,250      $2,117      $  488      $  344
Acquired Backlog               333         314         333         314
                            ------      ------      ------      ------
Total                       $2,583      $2,431      $  821      $  658
                            ======      ======      ======      ======

The non-compete agreements and acquired backlog are amortized over their estimated useful lives of 10 years and 1 year, respectively. As of March 31, 2004, the acquired backlog intangibles were fully amortized. Amortization expense for the non-compete agreements intangibles for the three months ended June 30, 2004 was $59. Amortization expense for the non-compete agreements and acquired backlog intangibles for the three months ended June 30, 2003 was $55 and $34, respectively.

The estimated amortization expense for each of the five fiscal years subsequent to June 30, 2004 for the non-compete agreements intangibles is 2005 - $177; 2006
- $236; 2007 - $236; 2008 - $236; 2009 - $236.

The changes in the carrying amount of goodwill, net of amortization, by reporting segment for the three months ended June 30, 2004, are as follows:

                                                    NORTH
                                                   AMERICA       EUROPE        ALL OTHER        TOTAL
                                                  ---------     ---------      ---------      ---------
Balance as of March 31, 2004                      $ 311,440     $  67,358      $   1,971      $ 380,769
Goodwill during the period related to:
    Currency translation                                 95            96           (111)            80
    Actual earnout payments and other related
       payments                                          81            --             82            163
    Other                                                --           (90)            --            (90)
                                                  ---------     ---------      ---------      ---------
Balance as of June 30, 2004                       $ 311,616     $  67,367      $   1,942      $ 380,922
                                                  =========     =========      =========      =========

The changes in total intangible assets, net of accumulated amortization, from March 31, 2004 to June 30, 2004 are as follows:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                       NON-
                                                                      COMPETES
                                                      TRADEMARKS     AND BACKLOG      GOODWILL          TOTAL
                                                      ----------     -----------      ---------       ---------
Balance as of March 31, 2004                           $  27,739      $   1,807       $ 380,769       $ 410,315
Change in net intangible assets during the period
   related to:
    Amortization expense                                      --            (59)             --             (59)
    Currency translation                                      --             14              80              94
    Actual earnout payments                                   --             --             163             163
    Other                                                     --             --             (90)            (90)
                                                       ---------      ---------       ---------       ---------
Balance as of June 30, 2004                            $  27,739      $   1,762       $ 380,922       $ 410,423
                                                       =========      =========       =========       =========

As of June 30, 2004, certain merger agreements provide for contingent payments of up to $1,416. Upon meeting future operating performance goals, goodwill will be adjusted for the amount of the contingent payments.

NOTE 10: TREASURY STOCK

The Company, from April 1, 1999 through June 30, 2004, announced intentions to repurchase up to 6.5 million shares of its Common Stock. During the first quarter of Fiscal 2005, the Company repurchased approximately 552,000 shares for an aggregate purchase price of approximately $24,856. Since inception of the repurchase program in April 1999 through June 2004, the Company has repurchased in aggregate approximately 6.1 million shares for approximately $265,000. Funding for the stock repurchases came primarily from cash flow from operations.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

NOTE 11: INDEBTEDNESS

Long-term debt is as follows:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                             JUNE 30, 2004  MARCH 31, 2004
                             -------------  --------------
Revolving credit agreement      $ 47,950       $ 35,000
Other debt                           446          1,238
                                --------       --------
Total debt                        48,396         36,238
Less: current portion               (307)        (1,061)
                                --------       --------
Long-term debt                  $ 48,089       $ 35,177
                                ========       ========

On April 4, 2000, Black Box Corporation of Pennsylvania, a domestic subsidiary of the Company, entered into a $120,000 Revolving Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. In April 2002, the Long Term Revolver was extended to April 4, 2005 and the Short Term Revolver was extended to April 2, 2003 when it expired. On April 4, 2003, the Company entered into an agreement whereby Citizens Bank of Pennsylvania became successor agent to Mellon Bank, N.A. Mellon Bank continued to be a Participant in the credit agreement. On June 20, 2003, the credit agreement was amended to allow Citizens Bank to provide to the Company a swing line facility under the agreement. The swing line facility enables Citizens Bank to lend up to $5,000 at the bank's LIBOR rate plus 1.00% rather than an interest rate based upon the prime rate. On June 30, 2004, the Company entered into a $120,000 Amended and Restated Credit Agreement with Citizens Bank of Pennsylvania, as agent, (the "Credit Agreement") thereby terminating the previous Long Term Revolver. The terms of the Credit Agreement are substantially similar to the previously-existing Long Term Revolver. The Credit Agreement will expire on August 31, 2008.

During the quarter ended June 30, 2004, the maximum amount and weighted average balance outstanding under the Long Term Revolver and, subsequently, the Credit Agreement was $58,600 and $42,511, respectively. At June 30, 2004, the Company had $8,909 of letters of credit outstanding and $63,141 available under the Long Term Revolver and, subsequently, the Credit Agreement. At June 30, 2004, the Company is in compliance with its debt covenants.

Interest on the Syndicated Debt or borrowings under the Credit Agreement is variable based on the Company's option of selecting the bank's LIBOR rate plus an applicable margin or the prime rate plus an applicable margin. The applicable margin is adjusted each quarter based on the Company's consolidated leverage ratio as defined in the agreement. The weighted average interest rate on all indebtedness of the Company at June 30, 2004 was approximately 1.8%.

NOTE 12: RESTRUCTURING

In the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 primarily related to adjusting staffing levels and real estate consolidations. Of this charge, $5,034 related to severance for 245 total team members ($4,299 related to severance for 130 team members in Europe; $581 related to severance for 94 team members in North America; $154 related to severance for 21 individuals in Latin America) and $1,502 related to real estate costs.

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of approximately $3,500 primarily related to adjusting staffing levels and real estate consolidations. Of this charge, $2,168 related to severance for 105 total team members ($1,830 related to severance for 60 team members in Europe; $230 related to severance for 19 team members in Latin America; $108 related to severance for 26 team members in North America) and $1,332 related to real estate costs.

The components of the restructuring accruals at June 30, 2004 are as follows:

                             ACCRUED         CASH         ACCRUED
                          MARCH 31, 2004  EXPENDITURES  JUNE 30, 2004
                          --------------  ------------  -------------
Team Member Severance          $352          $ 58          $294
Facility Closures               241            59           182
                               ----          ----          ----
Total                          $593          $117          $476
                               ====          ====          ====

NOTE 13: SEGMENT REPORTING

As required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports the results of operating segments. During the fourth quarter of Fiscal 2003, the Company changed its primary segments to be on a geographical basis. This is consistent with how the way the Company is organized and how the business is managed on a day-to-day basis. The primary reportable segments are comprised of North America, Europe and All Other. Consistent with SFAS No. 131, the Company aggregates similar operating segments into reportable segments.

The accounting policies of the various segments are the same as those described in "Summary of Significant Accounting Principles" in Note 1 of the Company's annual report on Form 10-K for the fiscal year ended March 31, 2004. The Company evaluates the performance of each segment based on operating income. Inter-segment sales and segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management, and therefore are not presented below.

Summary information by reportable segment is as follows:

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                      THREE MONTHS ENDED JUNE 30,
                      ---------------------------
 NORTH AMERICA            2004            2003
----------------        -------         --------
Revenues                $ 79,532        $ 86,417
Operating income           7,910          11,889
Depreciation               1,016           1,179
Amortization                  21              12
Segment assets           560,372         576,098

                      THREE MONTHS ENDED JUNE 30,
                      ---------------------------
    EUROPE                2004            2003
----------------        -------         --------
Revenues                $ 35,560        $ 33,598
Operating income           5,652           4,602
Depreciation                 339             418
Amortization                  36              75
Segment assets           131,609         122,206

                      THREE MONTHS ENDED JUNE 30,
                      ---------------------------
   ALL OTHER              2004           2003
----------------        -------        -------
Revenues                $ 9,263        $ 8,332
Operating income          2,362          1,882
Depreciation                 72             78
Amortization                  2              2
Segment assets           15,821         15,851

The sum of the segment revenues, operating income, depreciation and amortization equals the total consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

              ASSETS                      JUNE 30, 2004    MARCH 31, 2004
------------------------------------      -------------    --------------
Assets for North America, Europe and
   All Other segments                       $ 707,802         $ 704,522
Corporate eliminations                        (87,636)          (88,233)
                                            ---------         ---------
Total consolidated assets                   $ 620,166         $ 616,289
                                            =========         =========

                              BLACK BOX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

Management is also presented with and reviews revenues by service type. The following information is presented:

                       THREE MONTHS ENDED JUNE 30,
                       ---------------------------
    REVENUES              2004            2003
----------------        --------        ---------
Hotline Services        $ 57,852        $ 55,976
Data Services             48,189          54,600
Voice Services            18,314          17,771
                        --------        --------
Total revenues          $124,355        $128,347
                        ========        ========

NOTE 14: COMMITMENTS AND CONTINGENCIES

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business.

In addition, as previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2004, the Company had been named as a defendant in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These actions were consolidated in a lawsuit in the United States District Court for the Western District of Pennsylvania in a case captioned In Re Black Box Corporation Securities Litigation (Civil Action No. 03-CV-412). On October 3, 2003, the plaintiffs in this action filed a Consolidated Class Action Complaint in this matter. The Company subsequently filed a Motion to Dismiss plaintiffs' consolidated complaint. During the pendency of this motion, the parties entered into a Stipulation and Agreement of Settlement. The preliminary settlement provides for the payment of $2 million into a settlement fund, an amount within the limits of the Company's directors' and officers' policy, most of which will be covered under such policy. This payment is in exchange for a full and complete release of any and all claims against defendants. The settlement is subject to (1) plaintiffs' counsel determining, through limited confirmatory discovery, that the settlement is fair, reasonable and adequate, (2) the notice and hearing procedures that pertain to federal court class actions and (3) final approval of the court.

Based on the facts currently available to the Company, management believes its legal matters are adequately provided for, covered by insurance, without merit, or not probable that an unfavorable outcome will result.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands, unless otherwise indicated)

Black Box offers one-source network infrastructure services for: data networks (Data Services), including structured cabling for wired and wireless systems; voice systems (Voice Services), including new and upgraded telephony systems; and 24/7/365 hotline technical support (Hotline Services) for more than 90,000 network infrastructure products that it sells through its catalog, Internet Web site and on site service offices.

The Company manages its business based on geographic segments: North America, Europe and All Other. In addition to geographic segment information, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis.

The tables below should be read in conjunction with the following discussion.

                                          THREE MONTHS ENDED JUNE 30,
                                --------------------------------------------
                                  2004                   2003
                                 (1Q05)                 (1Q04)
                                --------------------------------------------
                                           % of total             % of total
                                            revenues               revenues
                                           ----------             ----------
BY GEOGRAPHY
Revenues:
  North America                 $ 79,532       64%     $ 86,417       67%
  Europe                          35,560       29%       33,598       26%
  All Other                        9,263        7%        8,332        7%
                                --------      ---      --------      ---
  Total                         $124,355      100%     $128,347      100%
                                --------      ---      --------      ---

Operating Income:
  North America                 $  7,910               $ 11,889
  % of North America revenues        9.9%                  13.8%
  Europe                        $  5,652               $  4,602
  % of Europe revenues              15.9%                  13.7%
  All Other                     $  2,362               $  1,882
  % of All Other revenues           25.5%                  22.6%
                                --------               --------
  Total                           15,924               $ 18,373
  % of Total revenues               12.8%                  14.3%
                                ========               ========

                                          THREE MONTHS ENDED JUNE 30,
                                --------------------------------------------
                                  2004                   2003
                                 (1Q05)                 (1Q04)
                                --------------------------------------------
                                           % of total             % of total
                                            revenues               revenues
                                           ----------             ----------
BY SERVICE TYPE
Revenues:
  Hotline Services              $ 57,852       46%     $ 55,976       44%
  Data Services                   48,189       39%       54,600       43%
  Voice Services                  18,314       15%       17,771       13%
                                --------      ---      --------      ---
  Total                         $124,355      100%     $128,347      100%
                                --------      ---      --------      ---

Gross Profit:
  Hotline Services              $ 30,978               $ 29,109
  % of Hotline Services
    revenues                        53.5%                  52.0%
  Data Services                 $ 14,496               $ 18,134
  % of Data Services revenues       30.1%                  33.2%
  Voice Services                $  6,406               $  6,204
  % of Voice Services revenues      35.0%                  34.9%
                                --------               --------
  Total                         $ 51,880               $ 53,447
  % of Total revenues               41.7%                  41.6%
                                ========               ========

I. FIRST QUARTER FISCAL 2005 (1Q05) COMPARED TO FIRST QUARTER FISCAL 2004
(1Q04):

TOTAL REVENUES

Total revenues for 1Q05 were $124,355, a decrease of 3% compared to 1Q04 total revenues of $128,347. If exchange rates relative to the U.S. dollar had remained constant from the first quarter last year, 1Q05 total revenues would have been lower by an additional $3,028, for a total decrease of 5%.

REVENUES BY GEOGRAPHY

NORTH AMERICA REVENUES

Revenues in North America were $79,532 for 1Q05, a decrease of 8% compared to $86,417 for 1Q04. The North America revenue decline was generally due to weak general economic conditions that affected client demand and the impact of one specific large client delaying for 90 days previously-scheduled IT projects of approximately $3,000. If exchange rates relative to the U.S. dollar had remained unchanged from 1Q04, revenues would have been lower by an additional $32, for a total decrease of 8%.

EUROPE REVENUES

Revenues in Europe were $35,560 for 1Q05, an increase of 6% compared to $33,598 for 1Q04. The Europe revenue increase was primarily due to $2,460 of positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from 1Q04, Europe revenues would have decreased 1%.

ALL OTHER REVENUES

Revenues for All Other were $9,263 for 1Q05, an increase of 11% compared to $8,332 for 1Q04. The revenue increase in these regions was due to $537 of positive impact of exchange rates relative to the U.S. dollar and an increase in customer demand for services. If exchange rates relative to the U.S. dollar had remained unchanged from 1Q04, All Other revenues would have increased 5%.

REVENUES BY SERVICE TYPE

HOTLINE SERVICES

Revenues from hotline services for 1Q05 were $57,852, an increase of 3% compared to $55,976 for 1Q04. The Company believes the increase in hotline services revenues was due to $1,872 of positive impact of exchange rates relative to the U.S. dollar for its international hotline services. If exchange rates relative to the U.S. dollar had remained unchanged from 1Q04, hotline services revenue would have been comparable to 1Q04.

DATA SERVICES

Revenues from data services were $48,189 for 1Q05, a decrease of 12% compared to $54,600 for 1Q04. The Company believes the overall decline in data services revenue was driven by weak general economic conditions and the impact of one specific large client delaying for 90 days previously scheduled IT projects of approximately $3,000, offset in part by $1,156 of positive impact of exchange rates relative to the U.S. dollar for its international data services. If exchange rates relative to the U.S. dollar had remained unchanged from 1Q04, data services revenue would have decreased 14%.

VOICE SERVICES

Revenues from voice services were $18,314 for 1Q05, an increase of 3% compared to $17,771 for 1Q04. The Company believes the overall increase in voice services revenue was driven by client demand. There was no exchange rate impact on voice services revenue as all of the Company's voice services revenue is denominated in U.S. dollars.

GROSS PROFIT

Gross profit dollars for 1Q05 decreased to $51,880 from $53,447 for 1Q04. The decrease in gross profit dollars over prior year was due to the decline in revenues. Gross profit as a percent of revenues for 1Q05 were 41.7% of revenues, comparable to 41.6% of revenues for 1Q04.

Gross profit dollars for hotline services were $30,978, or 53.5% of revenues, for 1Q05 compared to $29,109, or 52.0% of revenues for 1Q04. Gross profit dollars for data services were $14,496, or 30.1% of revenues, for 1Q05 compared to $18,134, or 33.2 % of revenues for 1Q04. Gross profit dollars for voice services were $6,406, or 35.0% of revenues, for 1Q05 compared to $6,204, or 34.9% of revenues for 1Q04.

SG&A EXPENSES

Selling, general and administrative ("SG&A") expenses for 1Q05 were $35,897, an increase of $912 over SG&A expenses of $34,985 for 1Q04. SG&A expenses as a percent of revenues for 1Q05 were 28.9% of revenues compared to 27.3% of revenues for 1Q04 primarily due to additional professional services incurred relating to accounting and auditing activities.

INTANGIBLES AMORTIZATION

Intangibles amortization for 1Q05 decreased to $59 from $89 for 1Q04 due to the acquired backlog becoming fully amortized in 1Q04.

OPERATING INCOME

Operating income for 1Q05 was $15,924, or 12.8% of revenues, compared to $18,373, or 14.3% of revenues, for 1Q04.

The decrease in operating income dollars is primarily due to the decrease in revenues and the increase in SG&A expenses while the decline in operating income as a percent of revenues was due primarily to increase in SG&A expenses.

NET INTEREST EXPENSE

Net interest expense for 1Q05 decreased to $409 from $420 for 1Q04 due to the reduction in the weighted average outstanding debt from approximately $52,900 during 1Q04 to approximately $42,500 during 1Q05 and the weighted average interest rate reduction of approximately 0.4% during the period from 1Q04 to 1Q05, offset in part by an increase in related bank fees.

PROVISION FOR INCOME TAXES

The tax provision for 1Q05 was $5,505, an effective tax rate of 35.5%, compared to 1Q04 of $6,466, an effective tax rate of 36.0%. The tax rate for 1Q05 was lower than 1Q04 due to the Company's reassessment during the fourth quarter of Fiscal 2004 of the annual effective rate to reflect changes in the overall mix of taxable income among worldwide offices with differing tax rates.

The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits. The Company anticipates that its deferred tax asset benefit is realizable.

NET INCOME

Net income for 1Q05 was $10,003, or 8.0% of revenues, compared to $11,496, or 9.0% of revenues, for 1Q04. The decrease in net income dollars is primarily due to the year over year decline in revenues and the increase in SG&A expenses. The decrease in net income percentage was due primarily to the increase in SG&A costs as a percent of revenues.

II. LIQUIDITY AND CAPITAL RESOURCES:

CASH FLOWS FROM OPERATING ACTIVITIES

Cash Provided by Operating Activities for 1Q05 and 1Q04 was $9,234 and $14,186, respectively. Reflected as a use of cash from operating activities in 1Q05 are increases in unbilled accounts, inventories and other current assets and a decrease in accounts payable and accrued liabilities offset in part by decreases in accounts receivables. In 1Q04, decreases in accounts receivables, unbilled accounts and other current assets were a source of cash flow from operating activities, while an increase in inventories and decreases in accounts payable and accrued liabilities were a use of cash flow.

As of the end of 1Q05, the Company had cash and cash equivalents of $9,313, working capital of $117,372 and long-term debt of $48,089.

The Company anticipates that approximately $2,000 to $3,000 will be incurred during Fiscal 2005 for costs related to the implementation, documentation and testing requirements of Section 404, "Management Assessment of Internal Controls," of the Sarbanes-Oxley Act of 2002.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.

INVESTING ACTIVITIES

The net cash impact of merger transactions and prior merger-related payments during 1Q05 and 1Q04 were $263 and $784, respectively. 1Q05 capital expenditures were $741 while capital disposals were $444 and 1Q04 capital expenditures were $285 while capital disposals were $310. Capital expenditures for Fiscal 2005 are projected to be $5,000 to $7,000 and will be spent primarily on information systems, general equipment and facility improvements.

FINANCING ACTIVITIES

TOTAL DEBT

On April 4, 2000, Black Box Corporation of Pennsylvania, a domestic subsidiary of the Company, entered into a $120,000 Revolving Credit Agreement ("Long Term Revolver") and a $60,000 Short Term Credit Agreement ("Short Term Revolver") (together the "Syndicated Debt") with Mellon Bank, N.A. and a group of lenders. In April 2002, the Long Term Revolver was extended until April 4, 2005 and the Short Term Revolver was extended until April 2, 2003 when it expired. On April 4, 2003, the Company entered into an agreement whereby Citizens Bank of Pennsylvania became successor agent to Mellon Bank, N.A. Mellon Bank continued to be a Participant in the credit agreement. On June 20, 2003, the credit agreement was amended to allow Citizens Bank to provide to the Company a swing line facility under the agreement. The swing line facility enables Citizens Bank to lend up to $5,000 at the bank's LIBOR rate plus 1.00% rather than an interest rate based upon the prime rate. On June 30, 2004, the Company entered into a $120,000 Amended and Restated Credit Agreement with Citizens Bank of Pennsylvania, as agent, (the "Credit Agreement") thereby terminating the previous Long Term

Revolver. The terms of the Credit Agreement are substantially similar to the previously-existing Long Term Revolver. The Credit Agreement will expire on August 31, 2008.

The Company's total debt at the end of 1Q05 of $48,396 was comprised of $47,950 under the Long Term Revolver and, subsequently, the Credit Agreement and $446 of various other third party loans. The weighted average interest rate on all indebtedness of the Company at the end of 1Q05 and 1Q04 was approximately 1.8% and 2.2%, respectively. In addition, at the end of 1Q05, the Company had $8,909 of letters of credit outstanding and $63,141 available under the Long Term Revolver and, subsequently, the Credit Agreement.

Interest on the Long Term Revolver and, subsequently, the Credit Agreement is variable based on the Company's option of selecting the bank's LIBOR rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company's borrowings are under the LIBOR option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the agreement. The applicable margin varies from 0.75% to 1.75% (0.75% at the end of 1Q05) on the LIBOR rate option and from zero to 0.75% (zero at the end of 1Q05) on the prime rate option. The Long Term Revolver and, subsequently, the Credit Agreement provide for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.25% to 0.375% (0.25% at the end of 1Q05). The Long Term Revolver and, subsequently, the Credit Agreement are unsecured and the debt contains various restrictive covenants.

DIVIDENDS

Beginning in the third quarter of Fiscal 2003 and in all subsequent quarters, the Company's Board of Directors declared quarterly cash dividends of $0.05 per share on all outstanding shares of Common Stock. Beginning with its August 2004 dividend declaration, the Company declared an increase to its current annual dividend payment rate from $0.20 to $0.24 so as to provide an additional return on investment to its stockholders.

The dividend declared in 1Q05 totaled $872 and was paid on July 15, 2004 to stockholders of record at the close of business on June 30, 2004. The dividend declared in 2Q05 will be paid on October 15, 2004 to stockholders of record at the close of business on September 30, 2004. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.

TREASURY STOCK

The Company, from April 1, 1999 through June 30, 2004, announced intentions to repurchase up to 6.5 million shares of its Common Stock. During 1Q05, the Company repurchased approximately 552,000 shares for an aggregate purchase price of approximately $24,856. Since inception of the repurchase program in April 1999 through 1Q05, the Company has repurchased in aggregate approximately 6.1 million shares for approximately $265 million. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

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

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency-denominated receivables, which are also included in accumulated other comprehensive income in stockholders' equity on the Consolidated Balance Sheet. Gains and losses realized on contracts at maturity and any gain or loss on the satisfaction of intercompany amounts is recorded as a component of operating income.

At June 30, 2004, the open foreign exchange contracts were in Australian dollar, Canadian dollar, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc. The total open contracts, with a notional amount of approximately $35,843, have a fair value of $36,310 and will expire within nine months. The open contracts have contract rates of 1.443 to
1.466 Australian dollar, 1.3299 to 1.369 Canadian dollar, 5.9275 to 6.1435 Danish krone, 0.8119 to 0.8333 Euro, 105.5 to 114.55 Japanese yen, 6.7377 to
6.9207 Norwegian kroner, 0.5484 to 0.5585 Pound sterling, 7.4913 to 7.5933 Swedish krona and 1.2292 to 1.2663 Swiss franc, all per U.S. dollar.

III. CRITICAL ACCOUNTING POLICIES:

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

The Company's critical accounting policies are described in the Form 10-K for the year ended March 31, 2004. There have been no significant changes to these policies during the subsequent quarter.

IV. INFLATION:

The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.

V. FORWARD LOOKING STATEMENTS:

When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical service companies, and various other matters, many of which are beyond the Company's control. These and other risk factors are discussed in greater detail in the Company's most recent Annual Report on Form 10-K on file with the United States Securities and Exchange Commission. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based. In addition, while the Company does, from time to time, communicate with securities analysts and stockholders, it is against the Company's practice to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a practice against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company will enter into forward exchange contracts on a selective basis. At June 30, 2004, the Company had open contracts, with a notional amount of approximately $35,843 and a fair value of approximately $36,310. A discussion of accounting for financial derivatives is included in Note 5 to the consolidated financial statements.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the variable rate debt. For the three-month periods ended June 30, 2004 and 2003, an instantaneous 100 basis point increase in the interest rate would reduce the Company's expected net income in the subsequent three months by $78 and $81, respectively, assuming the Company employed no intervention strategies.

The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")). Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that, as of July 3, 2004, except for the matters reported by Ernst & Young LLP ("E&Y"), the Company's independent accountants, to management and the audit committee of the Company's board of directors as discussed in the next paragraph, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. In the first fiscal quarter ending July 3, 2004, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting, except for certain matters set forth in the next to last paragraph of this Item 4.

As set forth in Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, E&Y issued an unqualified opinion with respect to the financial statements for the fiscal year ended March 31, 2004. However, in connection with its fiscal year end audit procedures, E&Y reported to management and to the audit committee that the combination of identified reportable conditions under standards established by the American Institute of Certified Public Accountants, internal control deficiencies at the Company relating primarily to the internal control environment, the risk assessment process and the monitoring process that assesses the quality of the Company's internal control performance, which have been separately reported to the audit committee, and year-end audit adjustments constitute a material weakness in the Company's internal control over financial reporting. E&Y has advised the Company, however, that none of these conditions or concerns individually constitutes a material weakness.

Management and the audit committee believe that neither the matters reflected in the reportable conditions nor the other deficiencies involving internal control, individually or in the aggregate, had a material effect on the financial statements of the Company for the fiscal quarter ended July 3, 2004.

The matters involving reportable conditions and other internal control deficiencies have been discussed in detail among management, the audit committee and E&Y. Management is evaluating the specific reportable conditions and other internal control deficiencies identified by E&Y and is developing, under the direction of the audit committee, measures to enhance internal control systems and procedures. The Company is taking actions to permit it to comply timely with
Section 404 of the Sarbanes-Oxley Act ("SOX") in respect of its internal control over financial reporting for fiscal year 2005, including the engagement of another independent accounting firm and a Section 404 compliance consulting firm to assist it with respect to Section 404 compliance measures, has added and plans to add additional accounting resources, has established the position of Corporate Controller and has filled that position with an internal promotion of a qualified candidate, in the process of establishing an internal audit function reporting to the audit committee and will take such other remedial measures that may be recommended by the audit committee. In addition to increased oversight by the audit committee, the board of directors has appointed a non-executive chairman of the board, as previously disclosed, and an individual who has significant public accounting experience has been elected as a director of the Company.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company's disclosure controls have been designed to provide reasonable assurance of achieving the controls' stated goals.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business.

In addition, as previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2004, the Company had been named as a defendant in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These actions were consolidated in a lawsuit in the United States District Court for the Western District of Pennsylvania in a case captioned In Re Black Box Corporation Securities Litigation (Civil Action No. 03-CV-412). On October 3, 2003, the plaintiffs in this action filed a Consolidated Class Action Complaint in this matter. The Company subsequently filed a Motion to Dismiss plaintiffs' consolidated complaint. During the pendency of this motion, the parties entered into a Stipulation and Agreement of Settlement. The preliminary settlement provides for the payment of $2 million into a settlement fund, an amount within the limits of the Company's directors' and officers' policy, most of which will be covered under such policy. This payment is in exchange for a full and complete release of any and all claims against defendants. The settlement is subject to (1) plaintiffs' counsel determining, through limited confirmatory discovery, that the settlement is fair, reasonable and adequate, (2) the notice and hearing procedures that pertain to federal court class actions and (3) final approval of the court.

Based on the facts currently available to the Company, management believes its legal matters are adequately provided for, covered by insurance, without merit, or not probable that an unfavorable outcome will result.

ITEM 2(e). PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED
PURCHASERS.

                                                 (c) TOTAL NUMBER     (d) MAXIMUM
                                                    OF SHARES       NUMBER OF SHARES
                         (a) TOTAL               PURCHASED AS PART  THAT MAY YET BE
                         NUMBER OF  (b) AVERAGE     OF PUBLICLY     PURCHASED UNDER
                          SHARES     PRICE PAID   ANNOUNCED PLANS     THE PLANS OR
        PERIOD           PURCHASED   PER SHARE      OR PROGRAMS       PROGRAMS (1)
-----------------------  ---------  -----------  -----------------  ----------------
April 1, 2004 to April
25, 2004                        --           --             --                --

April 26, 2004 to May
23, 2004                   352,150  $     44.79        352,150           613,502

May 24, 2004 to July 3,
2004                       200,000  $     45.41        200,000           413,502
                           -------  -----------        -------           -------
Total                      552,150  $     45.02        552,150           413,502 (2)
                           =======  ===========        =======           =======

(1) At March 31, 2004, 965,652 shares were available for repurchase under a repurchase program approved by the Board of Directors and announced on November 20, 2003 for 1,000,000 shares.

(2) The repurchase program has no expiration date and no program was terminated prior to full repurchase of the authorized amount.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

           10.1 Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among Black Box Corporation of Pennsylvania, the Guarantors, the Lenders and Citizens Bank of Pennsylvania (1)

           10.2 Guaranty and Suretyship Agreement, dated as of June 30, 2004, by and among Black Box Corporation, the Lenders and Citizens Bank of Pennsylvania (1)

           10.3 Guaranty and Suretyship Agreement, dated as of June 30, 2004, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (1)

           31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

           31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

           32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

     (1) Filed herewith.

     (b) Reports on Form 8-K furnished during the quarter ended July 3, 2004:

                Current Report on Form 8-K for the event dated May 19, 2004 covering Item 5 thereof disclosing and filing the Company's press release related to fourth quarter and total year Fiscal 2004 financial results.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLACK BOX CORPORATION

August 12, 2004                           By: /s/  Michael McAndrew
                                              ----------------------------------
                                              Michael McAndrew
                                              Chief Financial Officer, Treasurer
                                              and Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
No.

    10.1 Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among Black Box Corporation of Pennsylvania, the Guarantors, the Lenders and Citizens Bank of Pennsylvania

    10.2 Guaranty and Suretyship Agreement, dated as of June 30, 2004, by and among Black Box Corporation, the Lenders and Citizens Bank of Pennsylvania

    10.3 Guaranty and Suretyship Agreement, dated as of June 30, 2004, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania

    31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and
           Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and
           Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002