Form 10-Q
period 2004-10-02
BLACK BOX CORP
filed 2004-11-12
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2004

Commission File No. 0-18706

Black Box Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-3086563
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1000 Park Drive
Lawrence, Pennsylvania 15055
(Address of principal executive offices)

724-746-5500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of November 11, 2004, there were 17,295,481 shares of common stock ($0.001 par value) outstanding.

BLACK BOX CORPORATION

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets – October 2, 2004 and March 31, 2004	3
Consolidated Statements of Income – Three and Six months ended October 2, 2004 and September 28, 2003	4
Consolidated Statements of Cash Flows – Six months ended October 2, 2004 and September 28, 2003	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 6. Exhibits	34
SIGNATURES	35
EXHIBIT INDEX	36
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

BLACK BOX CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except par value	October 2,	March 31,
Unaudited	2004	2004
Assets
Cash and cash equivalents	$9,713	$9,306
Accounts receivable, net of allowance for doubtful accounts of $11,655 and $10,426	88,854	97,203
Inventories, net	42,180	40,162
Costs and estimated earnings in excess of billings on uncompleted contracts	18,613	13,763
Deferred tax asset	4,473	4,131
Other current assets	11,394	9,610

Total current assets	175,227	174,175
Property, plant and equipment	80,551	80,434
Less accumulated depreciation	(53,110)	(51,165)
Property, plant and equipment, net	27,441	29,269
Goodwill, net	381,134	380,769
Other intangibles, net	29,389	29,546
Other assets	2,900	2,530

Total assets	$616,091	$616,289

Liabilities
Current debt	$364	$1,061
Accounts payable	29,650	30,709
Billings in excess of costs and estimated earnings on uncompleted contracts	4,425	5,665
Accrued compensation and benefits	6,078	6,836
Other accrued expenses	12,978	16,778
Accrued income taxes	3,518	3,695

Total current liabilities	57,013	64,744
Long-term debt	52,208	35,177
Deferred taxes	11,930	11,050
Other liabilities	77	414
Stockholders’ Equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 17,258 and 17,859 shares outstanding	24	23
Additional capital	333,742	324,219
Retained earnings	421,395	402,675
Treasury stock, at cost, 6,441 and 5,534 shares	(277,459)	(239,885)
Accumulated other comprehensive income	17,161	17,872

Total stockholders’ equity	494,863	504,904

Total liabilities and stockholders’ equity	$616,091	$616,289

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
In thousands, except per share	October 2,	September 28,	October 2,	September 28,
Unaudited	2004	2003	2004	2003
Revenues	$126,595	$129,268	$250,950	$257,615
Cost of sales	74,280	75,393	146,755	150,293

Gross profit	52,315	53,875	104,195	107,322
Selling, general and administrative	35,227	34,536	71,124	69,521
Intangibles amortization	69	45	128	134

Operating income	17,019	19,294	32,943	37,667
Interest expense, net	508	440	917	860
Other expense, net	40	25	47	16

Income before provision for income taxes	16,471	18,829	31,979	36,791
Provision for income taxes	5,848	6,778	11,353	13,244

Net income	$10,623	$12,051	$20,626	$23,547

Earnings per common share
Basic	$0.61	$0.66	$1.17	$1.28
Diluted	$0.60	$0.64	$1.14	$1.24
Weighted average common shares outstanding
Basic	17,425	18,208	17,601	18,412
Diluted	17,705	18,803	18,068	18,931

Dividends per share	$0.06	$0.05	$0.11	$0.10

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Six months ended
Unaudited	October 2, 2004	September 28, 2003
Operating Activities
Net income	$20,626	$23,547
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,840	3,352
Deferred tax provision/(benefit)	538	(1,252)
Gain on disposal of assets	—	(301)
Stock compensation expense	680	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,104	5,903
Inventories, net	(2,098)	(356)
Other current assets	(3,525)	6,082
Accounts payable and accrued liabilities	(6,447)	(6,272)

Net cash provided by operating activities	20,718	30,703

Investing Activities
Capital expenditures, net	(941)	801
Payments related to acquisitions, net of cash acquired	(347)	(1,018)

Net cash used in investing activities	(1,288)	(217)

Financing Activities
Proceeds from borrowings	77,049	147,619
Repayments on borrowings	(61,073)	(149,607)
Proceeds from exercise of options	5,685	2,785
Payment of dividends	(1,774)	(1,824)
Deferred financing costs	(235)	—
Purchase of treasury stock	(37,574)	(36,680)

Net cash used in financing activities	(17,922)	(37,707)

Foreign currency exchange impact on cash	(1,101)	1,600

Net increase/(decrease) in cash and cash equivalents	407	(5,621)
Cash and cash equivalents at beginning of year	9,306	14,043

Cash and cash equivalents at end of period	$9,713	$8,422

Supplemental Cash Flow:
Cash paid for interest	$912	$839
Cash paid for income taxes	10,938	14,785

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Black Box Corporation (the “Company”) believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results for interim periods may not be indicative of the results of operations for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2004.

The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and, beginning in Fiscal 2005, end on the Saturday nearest each calendar quarter end. In Fiscal 2004, the fiscal quarters ended on the Sunday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes, as September 30, 2004 and 2003 were October 2, 2004 and September 28, 2003. The ending dates for all other periods are as presented.

Note 2: Significant Accounting Policies

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

When preparing the unaudited interim consolidated financial statements, the Company makes estimates and assumptions that affect the amounts reported. Actual results may differ from these estimates. Management believes the estimates made are reasonable.

Stock-Based Compensation

The Company accounts for the employee stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related guidance. The pro forma information below is based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” issued in December 2002. SFAS No. 148 requires that the pro forma information regarding net income and earnings per share are determined as if the Company had accounted for its employee stock options under the fair value method as prescribed by the Statement.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

The following table shows the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to the employee stock-based awards.

		Three months ended		Six months ended
In thousands,		September 30,		September 30,
except per share		2004	2003	2004	2003
Net income	As reported	$10,623	$12,051	$20,626	$23,547
Add:	Stock-based employee compensation expense included in reported net income, net of related tax	439	—	439	—
Deduct:	Total stock-based employee compensation expense determined by the fair value method for all awards, net of related tax	(2,698)	(2,354)	(5,028)	(5,381)
Net income	Pro forma	$8,364	$9,697	$16,037	$18,166
Earnings per share:	Basic-as reported	$0.61	$0.66	$1.17	$1.28
	Basic-pro forma	$0.48	$0.53	$0.91	$0.99
	Diluted-as reported	$0.60	$0.64	$1.14	$1.24
	Diluted-pro forma	$0.47	$0.52	$0.89	$0.96

The incremental fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model requires the use of various assumptions. The following assumptions were used to determine the fiscal 2005 and 2004 stock option expense:

Weighted-average for the six months
ended September 30	2004	2003
Expected life (in years)	5.0	4.7
Risk-free interest rate	3.31%	3.92%
Expected volatility rate	55%	53%
Dividend yield	0.3%	0.0%

During the second quarter, the Company recorded compensation expense, as a result of a modification to a retiring director's stock option agreements. Based on the guidance under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company recorded compensation expense in the amount of $680. The expense was recorded as a component of Selling, General and Administrative expense.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Note 3: Inventories

Inventories are stated at the lower of cost or market. The first-in first-out average cost method is used to value the majority of the Company’s inventory. However, some locations use other methods, including first-in first-out and actual current costs. The net inventory balances are as follows:

In thousands	September 30, 2004	March 31, 2004
Raw materials	$706	$649
Finished goods	46,449	44,353

Subtotal	47,155	45,002
Excess and obsolete inventory reserves	(4,975)	(4,840)

Inventory, net	$42,180	$40,162

Note 4: Comprehensive Income

Comprehensive income consisted of the following:

	Three months ended		Six months ended
	September 30,		September 30,
In thousands	2004	2003	2004	2003
Net income	$10,623	$12,051	$20,626	$23,547
Other comprehensive income:
Foreign currency translation adjustment	97	1,304	43	6,013
Unrealized (losses)/gains on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized (losses)/gains on expired derivatives	(589)	83	(754)	450

Comprehensive income	$10,131	$13,438	$19,915	$30,010

The components of accumulated other comprehensive income consisted of the following:

In thousands	September 30, 2004	March 31, 2004
Foreign currency translation adjustment	$17,461	$17,418
Unrealized (losses)/gains on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized (losses)/gains on expired derivatives	(300)	454

Total accumulated other comprehensive income	$17,161	$17,872

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Note 5: Earnings Per Share

Earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the relevant periods. Diluted earnings per share are calculated by adjusting the weighted average number of common shares outstanding for potentially dilutive securities, including stock options and contingently issuable shares. The following table details this calculation:

	Three months ended		Six months ended
In thousands,	September 30,		September 30,
except per share	2004	2003	2004	2003
Net income, as reported	$10,623	$12,051	$20,626	$23,547
Weighted average shares outstanding	17,425	18,208	17,601	18,412
Effect of dilutive securities from employee stock options and contingently issuable shares, net of tax savings	280	595	467	519

Weighted average diluted shares outstanding	17,705	18,803	18,068	18,931

Basic earnings per share	$0.61	$0.66	$1.17	$1.28
Diluted earnings per share	$0.60	$0.64	$1.14	$1.24

There is no impact to the weighted average share calculations during any period where the exercise price of a stock option is greater than the average market price during the same period. There were 2,805,486 and 937,669 non-dilutive shares outstanding during the three months ended September 30, 2004 and 2003 and 901,774 and 2,401,343 non-dilutive shares outstanding during the six months ended September 30, 2004 and 2003, that are not included in the above calculation.

Note 6: Derivative Instruments and Hedging Activities

All derivative instruments are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company enters into derivative instruments to hedge exposure to variability in expected fluctuations in foreign currencies. All of the Company’s derivatives have been designated and qualify as cash flow hedges. Hedge ineffectiveness related to cash flow hedges is reported in current period earnings as cost of sales. There was no hedge ineffectiveness during the six months ended September 30, 2004.

At September 30, 2004, the Company had open contracts in Australian and Canadian Dollars, Danish Krone, Euro, Japanese Yen, Norwegian Kroner, Pound Sterling, Swedish Krona and Swiss Franc. These contracts had a notional amount of approximately $28,629 and a fair value of $29,052 and mature within the next six months.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

For the three and six months ended September 30, 2004, the Company recognized in earnings approximately $68 and $22 in net gains on matured contracts.

Note 7: Goodwill and Other Intangible Assets

On April 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this Standard goodwill and intangible assets with indefinite useful lives are not amortized. The Company was required to perform an impairment test upon adoption. In addition, the Company is required to perform an impairment test annually, or as often as impairment indicators are present. The Company’s policy is to perform the annual impairment test during the third quarter of the fiscal year.

At the time of adoption, the Company performed the required impairment test by comparing the fair value of each reporting unit to its carrying value. The Company concluded that no impairment existed. The Company performed the annual test for Fiscal 2002 and 2003 and concluded that no impairment existed. During the fourth quarter of Fiscal 2003, the reportable segments were changed and, as such, the Company was required by the Standard to reevaluate the outstanding goodwill and intangibles for impairment. The Company performed the required impairment testing and concluded that no impairment existed. Based on the policy, the Company conducted the recent annual testing for Fiscal 2004, on October 1, 2003. The Company concluded that no impairment existed.

The Company has the following definite-lived intangibles:

	September 30, 2004			March 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
In thousands	Amount	Amort.	Amount	Amount	Amort.	Amount
Non-Compete Agreements	$2,261	$611	$1,650	$2,246	$439	$1,807
Acquired Backlog	$334	$334	$—	$331	$331	$—

Total	$2,595	$945	$1,650	$2,577	$770	$1,807

The non-compete agreements are amortized over their estimated useful lives of 10 years. Amortization expense for the non-compete agreements was $69 and $45 for the three months ended September 30, 2004 and 2003 and $128 and $134 for the six months ended September 30, 2004 and 2003.

Based on the amortizable intangibles recorded on the balance sheet at September 30, 2004, amortization expense for each of the next five years is estimated to be approximately $236.

Intangible assets not subject to amortization consist solely of the Company’s trademark portfolio. The net carrying amount at September 30, 2004 and March 31, 2004 was $27,739.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

The Company recorded the following changes in the net carrying amount of goodwill, by reporting segment:

Six months ended
September 30, 2004	North America	Europe	All Other	Total
Balance at beginning of period	$311,540	$67,358	$1,871	$380,769
Currency translation	21	85	4	110
Actual earnout payments	81	182	82	345
Other	—	(90)	—	(90)

Balance at end of period	$311,642	$67,535	$1,957	$381,134

At September 30, 2004 certain merger agreements provided for contingent payments of up to $542. If future operating performance goals are met, goodwill will be adjusted for the amount of the contingent payments.

The changes in total intangible assets, net of accumulated amortization, from March 31, 2004 to September 30, 2004 are as follows:

Six months ended		Non-Competes
September 30, 2004	Trademarks	and Backlog	Goodwill	Total
Balance as of March 31, 2004	$27,739	$1,807	$380,769	$410,315
Change in net intangible assets during the period related to:
Amortization expense	—	(128)	—	(128)
Currency translation	—	(29)	110	81
Actual earnout payments	—	—	345	345
Other	—	—	(90)	(90)

Balance at end of period	$27,739	$1,650	$381,134	$410,523

Note 8: Repurchase of Common Stock

In April 1999, the Board of Directors of the Company initiated a plan to repurchase shares of the Company’s Common Stock. The Company repurchased 354,000 and 906,000 shares for the three and six months ended September 30, 2004. The shares were repurchased for a total cost of $12,718 and $37,574, respectively. Since inception of the repurchase program, approximately 6.5 million shares have been repurchased at a total cost of approximately $278,000. Funding for the stock repurchases came primarily from cash flow from operations.

The Company expects to continue to repurchase shares; however, no assurance can be given as to the timing or amount of future repurchases.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Note 9: Indebtedness

Long-term debt is as follows:

In thousands	September 30, 2004	March 31, 2004
Revolving credit agreement	$52,000	$35,000
Other debt	572	1,238

Total debt	52,572	36,238
Less: current portion	(364)	(1,061)

Long-term debt	$52,208	$35,177

In April 2000, Black Box Corporation of Pennsylvania, a domestic subsidiary of the Company, entered into a debt agreement with Mellon Bank, N.A. and a group of lenders, for a $120,000 Long Term Revolver and a $60,000 Short Term Revolver. In April 2002, the Long Term Revolver was extended to April 2005 and the Short Term Revolver was extended to April 2003 when it expired. In April 2003, Black Box Corporation of Pennsylvania entered into an agreement with Citizens Bank of Pennsylvania that replaced Mellon Bank, N.A., with Citizens Bank of Pennsylvania as the agent under the Long Term Revolver. Mellon Bank N.A. continued to be a participant in the credit agreements. In June 2003, the Long Term Revolver was amended to include a swing line facility. Under the swing line facility, the Company was able to borrow up to $5,000 at a LIBOR rate plus a margin. In June 2004, the Company terminated the Long Term Revolver and entered into a $120,000 Amended and Restated Credit Agreement with Citizens Bank of Pennsylvania, as agent (the “Credit Agreement”). Under the Credit Agreement, up to $5,000 will be available for use under a swing line facility (at a LIBOR rate plus a margin) and up to $15,000 will be available for use in connection with letters of credit. Other borrowings under the Credit Agreement will bear interest, at the Company’s option, at either the banks’ base rate or LIBOR rate, in each case plus a margin. The applicable margins are adjusted each quarter based on the consolidated leverage ratio and range from 0.00% to 0.75% for the base rate and 0.75% to 1.75% for the LIBOR rate. The Company is also subject to various financial and non-financial covenants. The Credit Agreement will expire on August 31, 2008.

During the quarter ended September 30, 2004, the maximum amount and weighted average balance outstanding under the Credit Agreement was $65,340 and $57,417, respectively. As of September 30, 2004, the Company had $7,909 outstanding in letters of credit and $60,091 available under the Credit Agreement. The weighted average interest rate on all outstanding debt during the six months ended September 30, 2004 was approximately 2.07%. At September 30, 2004, the Company is in compliance with all required covenants.

The Company incurred $235 in financing costs associated with the execution of the Credit Agreement. These costs are being amortized over the life of the agreement and are recognized as a component of interest expense. For the six months ended September 30, 2004, the Company recognized $14 in interest expense related to these costs.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Note 10: Restructuring

In the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 primarily related to staffing level adjustments and real estate consolidations. Of this charge, $5,034 related to severance for 245 total team members ($4,299 related to severance for 130 team members in Europe; $581 related to severance for 94 team members in North America; $154 related to severance for 21 individuals in Latin America) and $1,502 related to real estate consolidations.

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

The following table details the components of the restructuring accruals for the six months ended September 30, 2004:

	Balance at	Cash	Balance at
In thousands	March 31, 2004	Expenditures	September 30, 2004
Team Member Severance	$352	$99	$253
Facility Closures	241	115	126

Total	$593	$214	$379

The restructuring accruals are included as a component of other accrued expenses on the consolidated balance sheet.

Note 11: Segment Reporting

Based on the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports operations in three segments. The primary reportable segments are comprised of North America, Europe and All Other. These segments reflect how executive management reviews the results of operations for the segments that make up the consolidated entity.

The Company continues to evaluate the performance of each segment based on operating income. Inter-segment sales, segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management and, therefore, are not presented below.

Summary information by reportable segment is as follows:

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30,		September 30,
In thousands	2004	2003	2004	2003
North America
Revenues	$84,792	$88,473	$164,324	$174,890
Operating income	10,835	11,806	18,745	23,695
Depreciation	918	1,055	1,935	2,234
Amortization	21	11	42	23
Segment assets	554,657	574,406	554,657	574,406
Europe
Revenues	$32,830	$32,037	$68,390	$65,635
Operating income	3,697	5,351	9,349	9,953
Depreciation	300	385	639	803
Amortization	41	27	77	102
Segment assets	130,469	121,281	130,469	121,281
All Other
Revenues	$8,973	$8,758	$18,236	$17,090
Operating income	2,487	2,137	4,849	4,019
Depreciation	66	103	138	181
Amortization	7	7	9	9
Segment assets	15,585	16,646	15,585	16,646

The sum of the segment revenues, operating income, depreciation and amortization equals the total consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

In thousands	September 30, 2004	March 31, 2004
Assets for North America, Europe and All Other segments	$700,711	$704,522
Corporate eliminations	(84,620)	(88,233)

Total consolidated assets	$616,091	$616,289

Management also reviews revenues by service type. The following information is presented:

	Three months ended		Six months ended
	September 30,		September 30,
In thousands	2004	2003	2004	2003
Revenues
Hotline services	$56,972	$58,994	$114,824	$114,970
Data services	50,537	52,543	98,726	107,143
Voice services	19,086	17,731	37,400	35,502

Total revenues	$126,595	$129,268	$250,950	$257,615

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Note 12: Commitments and Contingencies

Litigation

The Company is, as a normal part of the business operations, a party to legal proceedings in addition to those described in current and previous filings. Based on the facts currently available, management believes legal matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

In addition, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, the Company and several of its officers had been named as defendants in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These actions were consolidated in a lawsuit in the United States District Court for the Western District of Pennsylvania in a case captioned In Re Black Box Corporation Securities Litigation (Civil Action No. 03-CV-412). On October 3, 2003, the plaintiffs in this action filed a Consolidated Class Action Complaint. The Company subsequently filed a Motion to Dismiss plaintiffs’ consolidated complaint. During the pendency of this motion, the parties entered into a Stipulation and Agreement of Settlement. The settlement provides for the payment of $2,000 into a settlement fund, an amount within the limits of the Company’s directors and officers liability policy, $1,500 of which is covered under such policy. The remaining $500 was recorded as a component of Selling, General and Administrative expense during the second quarter ended September 30, 2004. This payment is being made in exchange for a full and complete release of any and all claims against defendants and a dismissal of the lawsuit with prejudice. There having been no objections to the terms of the settlement, the Court finally approved the settlement by Order and Final Judgment dated September 10, 2004. The Order and Final Judgment became final and nonappealable on October 12, 2004.

Product Warranties

Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties.

There has been no significant or unusual activity during the three and six months ended September 30, 2004. As of September 30, 2004 and March 31, 2004 the Company has recorded a warranty reserve of $466 and $422, respectively.

The accrual for product warranties is classified with other accrued expenses in the consolidated balance sheet. The expense for product warranties is classified with cost of sales in the consolidated income statement.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Note 13: Recent Accounting Pronouncements

Derivative Instruments

Effective April 1, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this Statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on the Company’s financial position and results of operations.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN No. 46). The guidance expanded upon and clarified existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R) that modified some of the provisions and effective dates of FIN No. 46, and provided exemptions to certain entities from the original guidance. FIN No. 46R set forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. As amended, the consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. There was no impact to the Company upon the adoption of FIN No. 46 and FIN No. 46R.

Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for all financial instruments entered into or modified after May 31, 2003. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which deferred the effective date for an indefinite period with the exception of the disclosure provision. The Company has evaluated the impact of adoption of the standard noting it has no impact to its financial position and results of operations.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Stock-Based Compensation

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 25, “Accounting for Stock Issued to Employee.” The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. On October 13, 2004, the FASB deferred the effective date of the proposal to periods beginning after June 15, 2005. The FASB expects to have a final ruling on this standard by December 31, 2004. The Company will evaluate the impact of any change in accounting standard on its financial position and results of operations when the final rules are issued.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company offers one-source network infrastructure services for: data networks (Data Services), including structured cabling for wired and wireless systems; voice systems (Voice Services), including new and upgraded telephony systems; and 24/7/365 hotline technical support (Hotline Services) for more than 90,000 network infrastructure products that it sells through its catalog, Internet Web site and on-site service offices.

The Company manages its business based on geographic segments: North America, Europe and All Other. In addition, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis.

Dollars in Thousands

The tables below should be read in conjunction with the following discussion.

r

	Three months ended September 30,				Six months ended September 30,
	2004		2003		2004		2003
	(2Q05)		(2Q04)		(2Q05YTD)		(2Q04YTD)
		% of		% of		% of		% of
		total		total		total		total
		revenues		revenues		revenues		revenues
By Geography
Revenues:
North America	$84,792	67%	$88,473	68%	$164,324	66%	$174,890	68%
Europe	32,830	26%	32,037	25%	68,390	27%	65,635	25%
All Other	8,973	7%	8,758	7%	18,236	7%	17,090	7%

Total	$126,595	100%	$129,268	100%	$250,950	100%	$257,615	100%

Operating Income:
North America	$10,835		$11,806		$18,745		$23,695
% of North America revenues	12.8%		13.3%		11.4%		13.5%
Europe	$3,697		$5,351		$9,349		$9,953
% of Europe revenues	11.3%		16.7%		13.7%		15.2%
All Other	$2,487		$2,137		$4,849		$4,019
% of All Other revenues	27.7%		24.4%		26.6%		23.5%

Total	$17,019		$19,294		$32,943		$37,667
% of Total revenues	13.4%		14.9%		13.1%		14.6%

	Three months ended September 30,				Six months ended September 30,
	2004		2003		2004		2003
	(2Q05)		(2Q04)		(2Q05YTD)		(2Q04YTD)
		% of		% of		% of		% of
		total		total		total		total
		revenues		revenues		revenues		revenues
By Service Type
Revenues:
Hotline Services	$56,972	45%	$58,994	46%	$114,824	46%	$114,970	45%
Data Services	50,537	40%	52,543	40%	98,726	39%	107,143	41%
Voice Services	19,086	15%	17,731	14%	37,400	15%	35,502	14%

Total	$126,595	100%	$129,268	100%	$250,950	100%	$257,615	100%

Gross Profit:
Hotline Services	$30,217		$30,862		$61,195		$59,971
% of Hotline Services revenues	53.0%		52.3%		53.3%		52.2%
Data Services	$15,366		$17,003		$29,862		$35,137
% of Data Services revenues	30.4%		32.4%		30.2%		32.8%
Voice Services	$6,732		$6,010		$13,138		$12,214
% of Voice Services revenues	35.3%		33.9%		35.1%		34.4%

Total	$52,315		$53,875		$104,195		$107,322
% of Total revenues	41.3%		41.7%		41.5%		41.7%

I. Second Quarter Fiscal 2005 (2Q05) Compared to Second Quarter Fiscal 2004 (2Q04):

Total Revenues

Total revenues for 2Q05 were $126,595, a decrease of 2% compared to 2Q04 total revenues of $129,268. If exchange rates relative to the U.S. dollar had remained constant from the second quarter last year, 2Q05 total revenues would have been lower by an additional $3,501, for a total decrease of 5%.

Revenues by Geography

North America Revenues

Revenues in North America were $84,792 for 2Q05, a decrease of 4% compared to $88,473 for 2Q04. The North America revenue decline was generally due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q04, revenues would have been lower by an additional $53, with no change to the percentage decrease.

Europe Revenues

Revenues in Europe were $32,830 for 2Q05, an increase of 2% compared to $32,037 for 2Q04. The Europe revenue increase was primarily due to $3,005 of positive impact of exchange rates relative to the U.S. dollar, partially offset by a reduction in revenues due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q04, Europe revenues would have decreased 7%.

All Other Revenues

Revenues for All Other were $8,973 for 2Q05, an increase of 2% compared to $8,758 for 2Q04. The revenue increase in these regions was due to the $443 positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q04, All Other revenues would have decreased by 3%.

Revenues by Service Type

Hotline Services

Revenues from hotline services for 2Q05 were $56,972, a decrease of 3% compared to $58,994 for 2Q04. The Company believes the overall decline in hotline services revenues was driven by weak general economic conditions that affected client demand, offset in part by $2,144 positive impact of exchange rates relative to the U.S. dollar for its international hotline services. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q04, hotline services revenue would have decreased 7%.

Data Services

Revenues from data services were $50,537 for 2Q05, a decrease of 4% compared to $52,543 for 2Q04. The Company believes the overall decline in data services revenue was driven by weak general economic conditions that affected client demand, offset in part by $1,357 positive impact of exchange rates relative to the U.S. dollar for its international data services. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q04, data services revenue would have decreased 6%.

Voice Services

Revenues from voice services were $19,086 for 2Q05, an increase of 8% compared to $17,731 for 2Q04. The Company believes the overall increase in voice services revenue was driven by client demand. There was no exchange rate impact on voice services revenue as all of the Company’s voice services revenue is denominated in U.S. dollars.

Gross Profit

Gross profit dollars for 2Q05 decreased to $52,315 from $53,875 for 2Q04. The decrease in gross profit dollars over prior year was due to the decline in revenues. Gross profit as a percent of revenues for 2Q05 were 41.3% of revenues, comparable to 41.7% of revenues for 2Q04.

Gross profit dollars for hotline services for 2Q05 was $30,217, or 53.0% of revenues, compared to $30,862, or 52.3% of revenues for 2Q04. Gross profit dollars for data services for 2Q05 was $15,366, or 30.4% of revenues, compared to $17,003, or 32.4% of revenues for 2Q04. Gross profit dollars for voice services for 2Q05 was $6,732, or 35.3% of revenues, compared to $6,010, or 33.9% of revenues for 2Q04.

SG&A Expenses

Selling, general and administrative (“SG&A”) expenses for 2Q05 were $35,227, an increase of $691 over SG&A expenses of $34,536 for 2Q04. SG&A expenses as a percent of revenues for 2Q05 increased to 27.8% of revenues from 26.7% of revenues for 2Q04. The dollar and percentage increase is primarily due to the increased costs related to the disclosed settlement of a securities class action matter, stock based compensation expense for a retiring director and worldwide marketing costs as well as professional services engaged in relation to the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, offset in part by a reduction to self-insurance reserves.

Intangibles Amortization

Intangibles amortization for 2Q05 increased to $69 from $45 for 2Q04.

Operating Income

Operating income for 2Q05 was $17,019, or 13.4% of revenues, compared to $19,294 or 14.9% of revenues for 2Q04.

The decrease in operating income dollars is primarily due to the decrease in revenues while the decline in the operating income as a percentage of revenues was due primarily to the additional SG&A expenses as a percentage of revenues as described above.

Net Interest Expense

Net interest expense for 2Q05 increased to $508 from $440 for 2Q04 due to an increase in the weighted average outstanding debt to approximately $57,417 during 2Q05 from approximately $53,181 during 2Q04, and the weighted average interest rate increase of approximately 0.3% during the period from 2Q04 to 2Q05.

Provision for Income Taxes

The tax provision for 2Q05 was $5,848, an effective tax rate of 35.5%, compared to a tax provision for 2Q04 of $6,778, an effective tax rate of 36.0%. The tax rate for 2Q05 was lower than 2Q04 due to the Company’s reassessment of the annual effective rate to reflect changes in the overall mix of taxable income among worldwide offices with differing tax rates.

The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits. The Company anticipates that its deferred tax asset benefit is realizable.

Net Income

Net income for 2Q05 was $10,623, or 8.4% of revenues, compared to $12,051, or 9.3% of revenues for 2Q04. The decrease in net income dollars is primarily due to the year over year decline in revenues and the increase in SG&A expenses. The decrease in net income percentage was due primarily to the increase in SG&A costs as a percent of revenues.

II. Six Months Fiscal 2005 (2Q05YTD) Compared to Six Months Fiscal 2004 (2Q04YTD):

Total Revenues

Total revenues for 2Q05YTD were $250,950, a decrease of 3% compared to 2Q04YTD total revenues of $257,615. If exchange rates relative to the U.S. dollar had remained constant from the same period last year, 2Q05YTD total revenues would have been lower by an additional $6,529, for a total decrease of 5%.

Revenues by Geography

North America Revenues

Revenues in North America were $164,324 for 2Q05YTD, a decrease of 6% compared to $174,890 for 2Q04YTD. The North America revenue decline was generally due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from the same period last year, 2Q05YTD North America revenues would have been lower by an additional $85, with no change to the percentage decrease.

Europe Revenues

Revenues in Europe were $68,390 for 2Q05YTD, an increase of 4% compared to $65,635 for 2Q04YTD. The Europe revenue increase was primarily due to $5,464 of positive impact of exchange rates relative to the U.S. dollar, partially offset by a reduction in revenues due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from the same period last year, 2Q05YTD Europe revenues would have decreased 4%.

All Other Revenues

Revenues for All Other were $18,236 for 2Q05YTD, an increase of 7% compared to $17,090 for 2Q04YTD. The revenue increase in these regions was primarily due to $980 of positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from the same period last year, 2Q05YTD All Other revenues would have increased 1%.

Revenues by Service Type

Hotline Services

Revenues from hotline services for 2Q05YTD of $114,824 were comparable to revenues of $114,970 for 2Q04YTD. If exchange rates relative to the U.S. dollar for its international hotline services had remained unchanged from the same period last year, 2Q05YTD hotline service revenue would have decreased by $4,162 or 4%. The Company believes the overall decline in hotline services demand was driven by weak general economic conditions that affected client demand.

Data Services

Revenues from data services were $98,726 for 2Q05YTD, a decrease of 8% compared to $107,143 for 2Q04YTD. The Company believes the overall decline in data services revenue was driven by weak general economic conditions that affected client demand, offset in part by $2,514 positive impact of exchange rates relative to the U.S. dollar for its international data services. If exchange rates relative to the U.S. dollar had remained unchanged from the same period last year, 2Q05YTD data service revenue would have decreased 10%.

Voice Services

Revenues from voice services were $37,400 for 2Q05YTD, an increase of 5% compared to $35,502 for 2Q04YTD. The Company believes the overall increase in voice services revenue was driven by client demand. There was no exchange rate impact on voice services revenue as all of the Company’s voice services revenue is denominated in U.S. dollars.

Gross Profit

Gross profit dollars for 2Q05YTD decreased to $104,195 from $107,322 for 2Q04YTD. The decrease in gross profit dollars over prior year was due to the decline in revenues. Gross profit as a percent of revenues for 2Q05YTD of 41.5% was comparable to 41.7% of revenues for 2Q04YTD.

Gross profit dollars for hotline services for 2Q05YTD was $61,195, or 53.3% of revenues, compared to $59,971, or 52.2% of revenues for 2Q04YTD. Gross profit dollars for data services for 2Q05YTD was $29,862, or 30.2% of revenues, compared to $35,137, or 32.8% of revenues for 2Q04YTD. Gross profit dollars for voice services for 2Q05YTD was $13,138, or 35.1% of revenues, compared to $12,214, or 34.4% or revenues.

SG&A Expenses

Selling, general and administrative (“SG&A”) expenses for 2Q05YTD were $71,124, an increase of $1,603 over SG&A expenses of $69,521 for 2Q04YTD. SG&A expenses as a percent of revenues for 2Q05YTD were 28.3% of revenues compared to 27.0% of revenues for 2Q04YTD. The dollar and percentage increase is primarily due to the increased costs related to the disclosed settlement of a securities class action matter, stock based compensation expense for a retiring director and worldwide marketing costs as well as additional professional services incurred relating to accounting and auditing activities as well as professional services engaged in relation to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, offset in part by reduction to self-insurance reserves.

Intangibles Amortization

Intangibles amortization for 2Q05YTD decreased to $128 from $134 for 2Q04YTD.

Operating Income

Operating income for 2Q05YTD was $32,943, or 13.1% of revenues, compared to $37,667 or 14.6% of revenues for 2Q04YTD.

The decrease in operating income dollars is primarily due to the decrease in revenues while the decline in the operating income as a percentage of revenues was due primarily to the additional SG&A expenses as a percentage of revenues as described above.

Net Interest Expense

Net interest expense for 2Q05YTD increased to $917 from $860 for 2Q04YTD. The weighted average outstanding debt during 2Q05YTD was approximately $49,113 compared to $53,046 during 2Q04YTD. Although the weighted average debt decreased, actual debt and rates increased during the latter part of 2Q05YTD resulting in higher expenses in the period.

Provision for Income Taxes

The tax provision for 2Q05YTD was $11,353, an effective tax rate of 35.5%, compared to a tax provision for 2Q04YTD of $13,244, an effective tax rate of 36.0%. The tax rate for 2Q05YTD was lower than 2Q04YTD due to the Company’s reassessment of the annual effective rate to reflect changes in the overall mix of taxable income among worldwide offices with differing tax rates.

The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits. The Company anticipates that its deferred tax asset benefit is realizable.

Net Income

Net income for 2Q05YTD was $20,626, or 8.2% of revenues, compared to $23,547, or 9.1% of revenues for 2Q04YTD. The decrease in net income dollars is primarily due to the year over year decline in revenues and the increase in SG&A expenses. The decrease in net income percentage was due primarily to the increase in SG&A costs as a percent of revenues.

III. Liquidity and Capital Resources:

Cash Flows from Operating Activities

Cash Provided by Operating Activities for 2Q05YTD and 2Q04YTD was $20,718 and $30,703, respectively. Reflected as a source of cash from operating activities in 2Q05YTD are decreases in accounts receivables, while an increase in inventories, unbilled accounts receivable, other current assets and a decrease in accounts payable and accrued liabilities were a use of cash flow. In 2Q04YTD, decreases in accounts receivables and unbilled accounts and other current assets were a source of cash flow from operating activities, while an increase in inventories and a decrease in accounts payable and accrued liabilities were a use of cash flow.

As of the end of 2Q05YTD, the Company had cash and cash equivalents of $9,713, working capital of $118,214 and long-term debt of $52,208.

The Company anticipates that approximately $2,000 to $3,000 will be incurred during Fiscal 2005 for costs related to the implementation, documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As of 2Q05YTD, the Company has incurred approximately $575 related to this requirement.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, planned capital expenditures and dividend program for the next 12 months.

Investing Activities

The net cash impact of merger transactions and prior merger-related payments during 2Q05YTD was $347. During 2Q05YTD, capital expenditures were $1,641, while capital disposals were $700. Capital expenditures for Fiscal 2005 are projected to be $4,000 to $6,000 and will be spent primarily on information systems, general equipment and facility improvements. This compares to capital expenditures of $885 and capital disposals of $1,686 in 2Q04YTD.

Financing Activities

Total Debt

In April 2000, Black Box Corporation of Pennsylvania, a domestic subsidiary of the Company, entered into a debt agreement with Mellon Bank, N.A. and a group of lenders, for a $120,000 Long Term Revolver and a $60,000 Short Term Revolver. In April 2002, the Long Term Revolver was extended to April 2005 and the Short Term Revolver was extended to April 2003 when it expired. In April 2003, Black Box Corporation of Pennsylvania entered into an agreement with Citizens Bank of Pennsylvania that replaced Mellon Bank, N.A. with Citizens Bank of Pennsylvania as the agent under the Long Term Revolver. Mellon Bank N.A. continued to be a participant in the credit agreements. In June 2003, the Long Term Revolver was amended to include a swing line facility. Under the swing line facility, the Company was able to borrow up to $5,000 at a LIBOR rate plus a margin. In June 2004, the Company terminated the Long Term Revolver and entered into a $120,000 Amended and Restated Credit Agreement with Citizens Bank of Pennsylvania, as agent (the “Credit Agreement”). Under the Credit Agreement, up to $5,000 will be available for use under a swing line facility (at a LIBOR rate plus a margin) and up to $15,000 will be available for use in connection with letters of credit.

The Company’s total debt at the end of 2Q05 of $52,572 was comprised of $52,000 under the Credit Agreement and $572 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company during the second quarters ending September 30, 2004 and September 30, 2003 was approximately 2.25% and 1.91%, respectively. In addition, at the end of 2Q05, the Company had $7,909 of letters of credit outstanding and $60,091 available under the Credit Agreement.

Interest under the Credit Agreement is variable based on the Company’s option of selecting the bank’s LIBOR rate plus an applicable margin or the prime rate plus an applicable margin. The majority of the Company’s borrowings are under the LIBOR option. The applicable margin is adjusted each quarter based on the consolidated leverage ratio as defined in the Credit Agreement. The applicable margin varies from 0.75% to 1.75% (0.75% at the end of 2Q05) on the LIBOR rate option and from 0.00% to 0.75% (0.0% at the end of 2Q05) on the prime rate option. The Credit Agreement provides for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranges from 0.15% to 0.375% (0.15% at the end of 2Q05). The debt under the Credit Agreement is unsecured. The Credit Agreement contains various restrictive covenants.

Dividends

Beginning in the third quarter of Fiscal 2003 and in all subsequent quarters, the Company’s Board of Directors has declared quarterly cash dividends of $0.05 per share on all outstanding shares of Common Stock. Beginning with its August 2004 dividend declaration, the Company declared an increase to its current annual dividend payment rate from $0.20 to $0.24 so as to provide an additional return on investment to its stockholders.

The dividend declared in 2Q05 totaled $1,035 and was paid on October 15, 2004 to stockholders of record at the close of business on September 30, 2004. The dividend declared in 3Q05 will be paid on January 14, 2005 to stockholders of record at the close of business on December 31, 2004. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.

Repurchase of Common Stock

During 2Q05, the Company repurchased approximately 0.4 million shares of its Common Stock for an aggregate purchase price of $12,718 and for 2Q05YTD, repurchases totaled approximately 0.9 million shares for $37,574. Since inception of the repurchase program in April 1999 through 2Q05, the Company has repurchased in aggregate approximately 6.5 million shares for approximately $278,000. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

Foreign Currency Exchange Impact

The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency, although intercompany sales to the Company’s subsidiaries in Brazil, Mexico and Singapore are denominated in U.S. dollars.

The Company has entered and will continue in the future, on a selective basis, to enter into forward exchange contracts to reduce the foreign currency exposure related to certain intercompany transactions. On a monthly basis, the open contracts are revalued to fair market value, and the resulting gains and losses are recorded in accumulated other comprehensive income. These gains and losses offset the revaluation of the related foreign currency-denominated receivables and payables, which are also included in accumulated other comprehensive income in stockholders’ equity on the Consolidated Balance Sheet. Gains and losses realized on contracts at maturity and any gain or loss on the satisfaction of intercompany amounts is recorded as a component of operating income.

At September 30, 2004, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollar, Swiss franc, Japanese yen, Swedish krona, Danish krone, Norwegian kroner and Australian dollar. The total open contracts, with a notional amount of approximately $28,629, have a fair value of $29,052 and will expire within six months. The open contracts have contract rates of 0.8066 to 0.8284 Euro, 0.5514 to 0.5643 Pound sterling, 1.2796 to 1.3690 Canadian dollar, 1.2408 to 1.2680 Swiss franc, 108.98 to 113.99 Japanese yen, 7.3220 to 7.5053 Swedish krona, 5.9817 to 6.1232 Danish krone, 6.7400 to 6.8712 Norwegian kroner and 1.3868 to 1.4626 Australian dollar, all per U.S. dollar.

IV. Critical Accounting Policies:

The Company’s critical accounting policies are described in the Notes to the Company’s Consolidated Financial Statements for the year ended March 31, 2004 contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the two subsequent quarters.

V. New Accounting Pronouncements:

See Notes to Consolidated Financial Statements.

VI. Inflation:

The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.

VII. Forward Looking Statements:

When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates,” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical service companies, and various other matters, many of which are beyond the Company’s control. These and other risk factors are discussed in greater detail in the Company’s most recent Annual Report on Form 10-K on file with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. In addition, while the Company does, from time to time, communicate with securities analysts and stockholders, it is against the Company’s practice to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a practice against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Dollars in Thousands

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company will enter into forward exchange contracts on a selective basis. At September 30, 2004, the Company had open contracts, with a notional amount of approximately $28,629 and a fair value of approximately $29,052. A discussion of accounting for financial derivatives is included in Note 6 to the Consolidated Financial Statements.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the variable rate debt. For the three-month periods ended September 30, 2004 and 2003, an instantaneous 100 basis point increase in the interest rate would reduce the Company’s expected net income in the subsequent three months by $85 and $76, respectively, assuming the Company employed no intervention strategies.

The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

ITEM 4 — CONTROLS AND PROCEDURES

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that, as of September 30, 2004, except for the matters reported by Ernst & Young LLP (“E&Y”), the Company’s independent accountants, to management and the audit committee of the Company’s Board of Directors as discussed in the next paragraph, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC. In the second fiscal quarter ending September 30, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting, except for certain matters set forth in the next to last paragraph of this Item 4.

As set forth in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, E&Y issued an unqualified opinion with respect to the financial statements for the fiscal year ended March 31, 2004. However, in connection with its fiscal year end audit procedures, E&Y reported to management and to the audit committee that the combination of identified reportable conditions under standards established by the American Institute of Certified Public Accountants, internal control deficiencies at the Company relating primarily to the internal control environment, the risk assessment process and the monitoring process that assesses the quality of the Company’s internal control performance, which have been separately reported to the audit committee, and year-end audit adjustments constitute a material weakness in the Company’s internal control over financial reporting. E&Y has advised the Company, however, that none of these conditions or concerns individually constitutes a material weakness.

Management and the audit committee believe that neither the matters reflected in the reportable conditions nor the other deficiencies involving internal control, individually or in the aggregate, had a material effect on the financial statements of the Company for the three and six-months ended September 30, 2004.

The matters involving reportable conditions and other internal control deficiencies have been discussed in detail among management, the audit committee and E&Y. Management is evaluating the specific reportable conditions and other internal control deficiencies identified by E&Y and is developing, under the direction of the audit committee, measures to enhance internal control systems and procedures. The Company is taking actions to permit it to comply timely with Section 404 of the Sarbanes-Oxley Act of 2002 in respect of its internal control over financial reporting for fiscal year 2005, including the engagement of another independent accounting firm and a Section 404 compliance consulting firm to assist it with respect to Section 404 compliance measures, continues to add and plans to add additional accounting resources, has implemented financial control system enhancements, has established the position of Corporate Controller and has filled that position with an internal promotion of a qualified candidate, is in the process of establishing an internal audit function reporting to the audit committee and will take such other remedial measures that may be recommended by the audit committee. In addition to increased oversight by the audit committee, the Board of Directors has appointed a non-executive Chairman of the Board, as previously disclosed, and an individual who has significant public accounting experience has been elected as director of the Company and Chairman of the audit committee.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company’s disclosure controls have been designed to provide reasonable assurance of achieving the controls’ stated goals.

PART II OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business.

In addition, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, the Company and several of its officers had been named as defendants in two substantially similar complaints alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These actions were consolidated in a lawsuit in the United States District Court for the Western District of Pennsylvania in a case captioned In Re Black Box Corporation Securities Litigation (Civil Action No. 03-CV-412). On October 3, 2003, the plaintiffs in this action filed a Consolidated Class Action Complaint. The Company subsequently filed a Motion to Dismiss plaintiffs’ consolidated complaint. During the pendency of this motion, the parties entered into a Stipulation and Agreement of Settlement. The settlement provides for the payment of $2 million into a settlement fund, an amount within the limits of the Company’s directors and officers liability policy, $1.5 million of which is covered under such policy. This payment is being made in exchange for a full and complete release of any and all claims against defendants and a dismissal of the lawsuit with prejudice. There having been no objections to the terms of the settlement, the Court finally approved the settlement by Order and Final Judgment dated September 10, 2004. The Order and Final Judgment became final and nonappealable on October 12, 2004.

Based on the facts currently available to the Company, management believes its legal matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(d) Maximum Number
			(c) Total Number	(or Approximate
	(a) Total		of Shares (or	Dollar Value) of Shares
	Number of	(b) Average	Units) Purchased	(or Units) that May Yet
	Shares (or	Price Paid	as Part of Publicly	Be Purchased Under
	Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs(1)
July 4, 2004 to July 31, 2004	40,000	$37.92	40,000	373,502
August 1, 2004 to September 4, 2004	314,028	$35.67	314,028	1,059,474 (2)
September 5, 2004 to October 2, 2004	—	—	—	—

Total	354,028	$35.92	354,028	1,059,474 (3)

(1)	On November 20, 2003 the Board of Directors approved a repurchase program for 1,000,00 shares. As of July 3, 2004, 413,502 shares were available under this program.

(2)	Includes an increase of 1,000,000 shares to the Company’s existing Common Stock repurchase program announced on August 12, 2004.

(3)	The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

Under the Credit Agreement, the Company is permitted to pay dividends on its Common Stock as long as the Company is not in default or potential default of the Credit Agreement or would be in default or potential default after giving effect thereto.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 10, 2004, the Company’s stockholders voted on the following three matters at the Company’s annual meeting of the stockholders: (i) the election of directors; (ii) the amendment to the 1992 Stock Option Plan to increase the number of shares authorized and to limit the number of shares with respect to which options or rights may be awarded to any one person in any given fiscal year; and (iii) the amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized. Out of the 17,610,233 shares of Common Stock outstanding as of the record date for the annual meeting of June 11, 2004, 16,478,114 votes were cast.

(i) Each of the Company’s nominees for director was elected at the annual meeting by the following vote:

	Shares	Shares	Shares	Broker
	Voted For	Withheld	Abstaining	Non-Votes
William F. Andrews	16,129,913	348,201	0	0
Richard L. Crouch	16,192,714	285,400	0	0
Thomas G. Golonski	15,742,395	735,719	0	0
Thomas G. Greig	15,734,984	743,130	0	0
Edward A. Nicholson, Ph.D.	16,225,403	252,711	0	0
Fred C. Young	16,207,561	270,553	0	0

(ii) The amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan and to limit the number of shares with respect to which options or rights may be awarded to any one person in any given fiscal year was approved by the following vote:

Shares	Shares Voted	Shares	Broker
Voted For	Against	Abstaining	Non-Votes
12,476,579	2,262,674	357,719	1,381,142

(iii) The amendment to the 1992 Director Stock Option Plan to increase the number of shares authorized was approved by the following vote:

Shares	Shares Voted	Shares	Broker
Voted For	Against	Abstaining	Non-Votes
12,813,574	1,938,232	345,166	1,381,142

ITEM 6 — EXHIBITS

Exhibit
No.	Description
10.1	1992 Stock Option Plan, as amended through August 10, 2004(1)

10.2	1992 Director Stock Option Plan, as amended through August 10, 2004(1)

10.3	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (1)

10.4	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (1)

10.5	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan)(1)

10.6	Agreement between Black Box Corporation and Kathleen Bullions(1)

10.7	Agreement between Black Box Corporation and Roger E. M. Croft(1)

10.8	Agreement between Black Box Corporation and Francis W. Wertheimber(1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK BOX CORPORATION

November 12, 2004	By:	/s/ Michael McAndrew

Michael McAndrew
Chief Financial Officer, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.1	1992 Stock Option Plan, as amended through August 10, 2004

10.2	1992 Director Stock Option Plan, as amended through August 10, 2004

10.3	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004)

10.4	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004)

10.5	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan)

10.6	Agreement between Black Box Corporation and Kathleen Bullions

10.7	Agreement between Black Box Corporation and Roger E. M. Croft

10.8	Agreement between Black Box Corporation and Francis W. Wertheimber

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002