Form 10-Q
period 2005-01-01
BLACK BOX CORP
filed 2005-02-10
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2005

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

Yes ☑                     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑                     No ☐

As of February 9, 2005, there were 17,323,267 shares of common stock ($0.001 par value) outstanding.

BLACK BOX CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements.

BLACK BOX CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except par value	January 1,	March 31,
Unaudited	2005	2004

Assets
Cash and cash equivalents	$10,947	$9,306
Accounts receivable, net of allowance for doubtful accounts of $10,174 and $10,426	98,578	97,203
Inventories, net	43,229	40,162
Costs and estimated earnings in excess of billings on uncompleted contracts	18,369	13,763
Deferred tax asset	2,554	4,131
Other current assets	10,663	9,610

Total current assets	184,340	174,175

Property, plant and equipment	81,962	80,434
Less accumulated depreciation	(55,011)	(51,165)
Property, plant and equipment, net	26,951	29,269
Goodwill, net	387,036	380,769
Other intangibles, net	29,508	29,546
Other assets	3,317	2,530

Total assets	$631,152	$616,289

Liabilities
Current debt	$216	$1,061
Accounts payable	30,805	30,709
Billings in excess of costs and estimated earnings on uncompleted contracts	5,737	5,665
Accrued compensation and benefits	6,956	6,836
Other accrued expenses	16,636	16,778
Accrued income taxes	3,634	3,695

Total current liabilities	63,984	64,744

Long-term debt	40,451	35,177
Deferred taxes	11,248	11,050
Other liabilities	77	414

Stockholders’ Equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 17,313 and 17,859 shares outstanding	24	23
Additional capital	335,598	324,219
Retained earnings	429,606	402,675
Treasury stock, at cost, 6,441 and 5,534 shares	(277,470)	(239,885)
Accumulated other comprehensive income	27,634	17,872

Total stockholders’ equity	515,392	504,904

Total liabilities and stockholders’ equity	$631,152	$616,289

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
In thousands, except per share	January 1,	December 28,	January 1,	December 28,
Unaudited	2005	2003	2005	2003

Revenues	$126,896	$133,067	$377,846	$390,682
Cost of sales	75,878	78,426	222,633	228,719

Gross profit	51,018	54,641	155,213	161,963

Selling, general and administrative	36,762	34,953	107,886	104,474

Intangibles amortization	59	64	187	198

Operating income	14,197	19,624	47,140	57,291

Interest expense, net	519	498	1,436	1,358

Other expense, net	46	75	93	91

Income before provision for income taxes	13,632	19,051	45,611	55,842

Provision for income taxes	4,383	6,858	15,736	20,102

Net income	$9,249	$12,193	$29,875	$35,740

Earnings per common share
Basic	$0.54	$0.68	$1.71	$1.96
Diluted	$0.52	$0.66	$1.66	$1.90

Weighted average common shares outstanding
Basic	17,293	17,954	17,499	18,258
Diluted	17,694	18,571	17,949	18,792

Dividends per share	$0.06	$0.05	$0.17	$0.15

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Nine months ended
Unaudited	January 1, 2005	December 28, 2003

Operating Activities
Net income	$29,875	$35,740
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,557	5,022
Deferred tax provision	1,775	2,274
Gain on disposal of assets	—	(301)
Stock compensation expense	680	—

Changes in operating assets and liabilities:
Accounts receivable, net	1,153	3,929
Inventories, net	(2,412)	(960)
Other current assets	888	7,080
Accounts payable and accrued liabilities	(2,111)	(6,192)

Net cash provided by operating activities	34,405	46,592

Investing Activities
Capital expenditures, net	(1,849)	28
Payments related to acquisitions, net of cash acquired	(498)	(1,261)

Net cash used in investing activities	(2,347)	(1,233)

Financing Activities
Proceeds from borrowings	95,632	178,200
Repayments on borrowings	(91,596)	(181,159)
Proceeds from exercise of options	7,310	6,014
Payment of dividends	(2,809)	(2,737)
Deferred financing costs	(235)	—
Purchase of treasury stock	(37,585)	(52,354)

Net cash used in financing activities	(29,283)	(52,036)

Foreign currency exchange impact on cash	(1,134)	2,558

Net increase/(decrease) in cash and cash equivalents	1,641	(4,119)

Cash and cash equivalents at beginning of year	9,306	14,043

Cash and cash equivalents at end of period	$10,947	$9,924

Supplemental Cash Flow:
Cash paid for interest	$1,425	$1,329
Cash paid for income taxes	14,022	23,771

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

The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and, beginning in Fiscal 2005, end on the Saturday nearest each calendar quarter end. In Fiscal 2004, the fiscal quarters ended on the Sunday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes, as December 31, 2004 and 2003 were January 1, 2005 and December 28, 2003. The ending dates for all other periods are as presented.

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

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

The following table shows the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to the employee stock-based awards:

		Three months ended		Nine months ended
In thousands,		December 31,		December 31,
except per share		2004	2003	2004	2003

Net income	As reported	$9,249	$12,193	$29,875	$35,740
Add:	Stock-based
	employee
	compensation
	expense included in
	reported net
	income, net of
Deduct:	related tax	—	—	445	—
	Total stock-based
	employee
	compensation
	expense determined
	by the fair value
	method for all
	awards, net of
	related tax	(2,482)	(2,257)	(7,501)	(7,638)
Net income	Pro forma	$6,767	$9,936	$22,819	$28,102

Earnings per share:	Basic-as reported	$0.54	$0.68	$1.71	$1.96
	Basic-pro forma	$0.39	$0.55	$1.30	$1.54

	Diluted-as reported	$0.52	$0.66	$1.66	$1.90
	Diluted-pro forma	$0.38	$0.54	$1.27	$1.50

The incremental fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model requires the use of various assumptions. The following assumptions were used to determine the Fiscal 2005 and 2004 stock option expense:

Weighted-average for the nine months
ended December 31	2004	2003

Expected life (in years)	5.0	4.8
Risk-free interest rate	3.32%	3.70%
Expected volatility rate	55%	55%
Dividend yield	0.3%	0.1%

Note 3: Inventories

Inventories are stated at the lower of cost or market. The first-in first-out average cost method is used to value the majority of the Company’s inventory. However, some locations use other methods, including first-in first-out and actual current costs. The net inventory balances are as follows:

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

In thousands	December 31, 2004	March 31, 2004

Raw materials	$814	$649
Finished goods	47,443	44,353

Subtotal	48,257	45,002
Excess and obsolete inventory reserves	(5,028)	(4,840)

Inventory, net	$43,229	$40,162

Note 4: Comprehensive Income

Comprehensive income consisted of the following:

	Three months ended		Nine months ended
	December 31,		December 31,
In thousands	2004	2003	2004	2003

Net income	$9,249	$12,193	$29,875	$35,740
Other comprehensive income:
Foreign currency translation adjustment	9,950	8,356	9,993	14,369
Unrealized (losses)/gains on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized (losses)/gains on expired derivatives	523	(200)	(231)	250

Comprehensive income	$19,722	$20,349	$39,637	$50,359

The components of accumulated other comprehensive income consisted of the following:

In thousands	December 31, 2004	March 31, 2004

Foreign currency translation adjustment	$27,411	$17,418
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized (losses)/gains on expired derivatives	223	454

Total accumulated other comprehensive income	$27,634	$17,872

Note 5: Earnings Per Share

Earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the relevant periods. Diluted earnings per share are calculated by adjusting the weighted average number of common shares outstanding for potentially dilutive stock options. The following table details this calculation:

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
In thousands,	December 31,		December 31,
except per share	2004	2003	2004	2003

Net income, as reported	$9,249	$12,193	$29,875	$35,740
Weighted average shares outstanding	17,293	17,954	17,499	18,258
Effect of dilutive securities from employee stock options, net of tax savings	401	617	450	534

Weighted average diluted shares outstanding	17,694	18,571	17,949	18,792

Basic earnings per share	$0.54	$0.68	$1.71	$1.96
Diluted earnings per share	$0.52	$0.66	$1.66	$1.90

There is no impact to the weighted average share calculations during any period where the exercise price of a stock option is greater than the average market price during the same period. There were 2,050,707 and 921,469 non-dilutive options outstanding during the three months ended December 31, 2004 and 2003, respectively, and 889,942 and 2,642,466 non-dilutive options outstanding during the nine months ended December 31, 2004 and 2003, respectively that are not included in the above calculation.

Note 6: Derivative Instruments and Hedging Activities

All derivative instruments are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company enters into derivative instruments to hedge exposure to variability in expected fluctuations in foreign currencies. All of the Company’s derivatives have been designated and qualify as cash flow hedges. Hedge ineffectiveness related to cash flow hedges is reported in current period earnings as cost of sales. There was no hedge ineffectiveness during the nine months ended December 31, 2004.

At December 31, 2004, the Company had open contracts in Australian and Canadian Dollar, Danish Krone, Euro, Japanese Yen, Norwegian Kroner, Pound Sterling, Swedish Krona and Swiss Franc. These contracts had a notional amount of approximately $33,721 and a fair value of $34,634 and mature within the next nine months.

For the three and nine months ended December 31, 2004, the Company recognized in earnings approximately $278 in net losses and $1,434 in net gains on matured contracts, respectively.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Note 7: Goodwill and Other Intangible Assets

On April 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this Statement, goodwill and intangible assets with indefinite useful lives are not amortized. The Company was required to perform an impairment test upon adoption. In addition, the Company is required to perform an impairment test annually, or as often as impairment indicators are present. The Company’s policy is to perform the annual impairment test during the third quarter of the fiscal year.

At the time of adoption, the Company performed the required impairment test by comparing the fair value of each reporting unit to its carrying value. The Company concluded that no impairment existed. The Company performed the annual test for Fiscal 2002 and 2003 and concluded that no impairment existed. During the fourth quarter of Fiscal 2003, the reportable segments were changed and, as such, the Company was required by the Standard to reevaluate the outstanding goodwill and intangibles for impairment. The Company performed the required impairment testing and concluded that no impairment existed. Based on the policy, the Company has performed the annual test for Fiscal 2004 and Fiscal 2005, with the most recent test having been conducted during the third quarter of Fiscal 2005, and concluded that no impairment existed.

The Company has the following definite-lived intangibles:

	December 31, 2004			March 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
In thousands	Amount	Amort.	Amount	Amount	Amort.	Amount

Non-Compete Agreements	$2,399	$630	$1,769	$2,246	$439	$1,807
Acquired Backlog	$351	$351	$—	$331	$331	$—

Total	$2,750	$981	$1,769	$2,577	$770	$1,807

The non-compete agreements are amortized over their estimated useful lives of 10 years. Amortization expense for the non-compete agreements was $59 and $64 for the three months ended December 31, 2004 and 2003, respectively, and $187 and $198 for the nine months ended December 31, 2004 and 2003, respectively.

Based on the amortizable intangibles recorded on the balance sheet at December 31, 2004, amortization expense for each of the next five years is estimated to be approximately $236.

Intangible assets not subject to amortization consist solely of the Company’s trademark portfolio. The net carrying amount at December 31, 2004 and March 31, 2004 was $27,739.

The Company recorded the following changes in the net carrying amount of goodwill, by reporting segment:

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Nine months ended
December 31, 2004	North America	Europe	All Other	Total

Balance at beginning of period	$311,540	$67,358	$1,871	$380,769
Currency translation	50	5,799	31	5,880
Actual earnout payments	121	274	82	477
Other	—	(90)	—	(90)

Balance at end of period	$311,711	$73,341	$1,984	$387,036

At December 31, 2004, certain merger agreements provided for contingent payments of up to $475. If future operating performance goals are met, goodwill will be adjusted for the amount of the contingent payments.

The changes in total intangible assets, net of accumulated amortization, from March 31, 2004 to December 31, 2004 are as follows:

Nine months ended		Non-Competes
December 31, 2004	Trademarks	and Backlog	Goodwill	Total

Balance as of March 31, 2004	$27,739	$1,807	$380,769	$410,315
Change in net intangible assets during the period related to:
Amortization expense	—	(187)	—	(187)
Currency translation	—	149	5,880	6,029
Actual earnout payments	—	—	477	477
Other	—	—	(90)	(90)

Balance at end of period	$27,739	$1,769	$387,036	$416,544

Note 8: Repurchase of Common Stock

In April 1999, the Board of Directors of the Company initiated a plan to repurchase shares of the Company’s Common Stock. The Company had minimal repurchases during the three months ended December 31, 2004. The Company repurchased 906,000 shares for the nine months ended December 31, 2004. Total cost of shares repurchased for the nine months ended December 31, 2004 was $37,585. Since inception of the repurchase program, approximately 6,500,000 shares have been repurchased at a total cost of approximately $278,000. Funding for the stock repurchases came primarily from cash flow from operations.

The Company expects to continue to repurchase shares; however, no assurance can be given as to the timing or amount of future repurchases. The Second Amended and Restated Credit Facility (see Note 9), provides that the Company is not permitted, without the consent of the lenders holding a majority of the commitments, which consent may not be unreasonably withheld, to purchase or repurchase Company Common Stock from January 24, 2005 through and including July 24, 2005.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Note 9: Indebtedness

Long-term debt is as follows:

In thousands	December 31, 2004	March 31, 2004

Revolving credit agreement	$40,405	$35,000
Other debt	262	1,238

Total debt	40,667	36,238
Less: current portion	(216)	(1,061)

Long-term debt	$40,451	$35,177

In April 2000, Black Box Corporation of Pennsylvania, a domestic subsidiary of the Company, entered into credit facilities with Mellon Bank, N.A., as agent, and a group of lenders consisting of a $120,000 Long Term Revolver and a $60,000 Short Term Revolver. In April 2002, the Long Term Revolver was extended to April 2005 and the Short Term Revolver was extended to April 2003 when it expired. In April 2003, Black Box Corporation of Pennsylvania entered into an agreement with Citizens Bank of Pennsylvania that replaced Mellon Bank, N.A. with Citizens Bank of Pennsylvania as the agent under the Long Term Revolver. Mellon Bank, N.A. continued to be a participant in the credit facilities. In June 2003, the Long Term Revolver was amended to include a swing line facility. Under the swing line facility, the Company was able to borrow up to $5,000 at a LIBOR rate plus a margin. In June 2004, the Company terminated the Long Term Revolver and entered into a $120,000 amended and restated credit facility with Citizens Bank of Pennsylvania, as agent, and a group of lenders (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, up to $5,000 was available for use under a swing line facility (at a LIBOR rate plus a margin) and up to $15,000 was available for use in connection with letters of credit. Other borrowings under the Amended and Restated Credit Facility bore interest, at the Company’s option, at either the banks’ base rate or LIBOR rate, in each case plus a margin. The applicable margins were adjusted each quarter based on the consolidated leverage ratio and ranged from 0.00% to 0.75% (0.00% at the end of 3Q05) for the base rate and 0.75% to 1.75% (0.75% at the end of 3Q05) for the LIBOR rate. The Company was also subject, under the Amended and Restated Credit Facility, to various financial and non-financial covenants. The Amended and Restated Credit Facility was scheduled to expire on August 31, 2008.

On January 24, 2005, in connection with the acquisition of Norstan, Inc. (see Note 14), the Company amended and restated the Amended and Restated Credit Facility (the “Second Amended and Restated Credit Facility”), also with Citizens Bank of Pennsylvania, as agent, and a group of lenders. Borrowings under the Second Amended and Restated Credit Facility are permitted up to a maximum amount of $240,000, including up to $15,000 of swingline loans and $25,000 of letters of credit. The Second Amended and Restated Credit Facility may be increased by the Company up to an additional $60,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Second Amended and Restated Credit Facility accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.50% (determined by a leverage ratio based on the Company’s EBITDA). The other terms and conditions of the Second Amended and Restated Credit Facility are substantially the same as the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility expires on August 31, 2008.

During the quarter ended December 31, 2004, the maximum amount and weighted average balance outstanding under the Amended and Restated Credit Facility was $57,470 and $52,727, respectively. As of December 31, 2004, the Company had $8,004 outstanding in letters of credit and $71,591 available under the Amended and Restated Credit Facility. The weighted average interest rate on all outstanding debt during the nine months ended December 31, 2004 was approximately 2.31%. At December 31, 2004, the Company is in compliance with all required covenants under the Amended and Restated Credit Facility.

The Company incurred $235 in financing costs associated with the execution of the Amended and Restated Credit Facility. These costs are being amortized over the life of the facility and are recognized as a component of interest expense. For the nine months ended December 31, 2004, the Company recognized $28 in interest expense related to these costs. In connection with the execution of the Second Amended and Restated Credit Facility, the Company incurred approximately $1,100 in financing costs during the fourth quarter of Fiscal 2005. These costs will begin amortizing in January 2005 over the life of the facility.

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

The following table details the components of the restructuring accruals for the nine months ended December 31, 2004:

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Balance at	Cash	Balance at
In thousands	March 31, 2004	Expenditures	December 31, 2004

Team Member Severance	$352	$233	$119
Facility Closures	241	154	87

Total	$593	$387	$206

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

Summary information by reportable segment is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
In thousands	2004	2003	2004	2003

North America
Revenues	$78,642	$84,665	$242,966	$259,555
Operating income	8,345	10,900	27,090	34,595
Depreciation	1,302	1,091	3,237	3,325
Amortization	14	17	56	40
Segment assets	556,067	566,474	556,067	566,474

Europe
Revenues	$38,947	$38,309	$107,337	$103,944
Operating income	4,016	6,325	13,365	16,278
Depreciation	295	429	934	1,232
Amortization	39	39	116	141
Segment assets	142,293	130,640	142,293	130,640

All Other
Revenues	$9,307	$10,093	$27,543	$27,183
Operating income	1,836	2,399	6,685	6,418
Depreciation	61	86	199	267
Amortization	6	8	15	17
Segment assets	16,633	17,427	16,633	17,427

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

The sum of the segment revenues, operating income, depreciation and amortization equals the total consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

In thousands	December 31, 2004	March 31, 2004

Assets for North America, Europe and All Other segments	$714,993	$704,522
Corporate eliminations	(83,841)	(88,233)

Total consolidated assets	$631,152	$616,289

Management also reviews revenues by service type. The following information is presented:

	Three months ended		Nine months ended
	December 31,		December 31,
In thousands	2004	2003	2004	2003

Revenues
Hotline services	$57,267	$61,538	$172,091	$176,508
Data services	53,410	54,305	152,136	161,448
Voice services	16,219	17,224	53,619	52,726

Total revenues	$126,896	$133,067	$377,846	$390,682

Note 12: Commitments and Contingencies

Litigation
The Company is, as a normal part of its business operations, a party to legal proceedings in addition to those described in current and previous filings. Based on the facts currently available, management believes legal matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

The Company received a subpoena, dated December 8, 2004, from the United States General Services Administration, Office of Inspector General (the “OIG”). The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. The Company is reviewing this matter and is complying with the requirements of the subpoena.

On January 25, 2005, the Company completed the acquisition of Norstan, Inc. (“Norstan”) (see Note 14). Prior to the Company’s acquisition of Norstan, Norstan had disclosed that, in April 2004, it had received a Commitment Adjustment Letter from the Universal Services Administrative Company (USAC), which oversees the Federal Communications Commission’s School and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. Norstan’s previous disclosure stated that USAC

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

had informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (Navajo Prep) project for funding year 2001, in which Norstan had installed specific equipment and services for which it had received approximately $2,200, and that the audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC was seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. Norstan noted that, in June 2004, it had filed an appeal with USAC, had begun an internal investigation of the Navajo Prep project and had established a reserve of $2,200 during the fourth quarter of its Fiscal 2004. Norstan further reported that, as a result of the internal investigation, Norstan had decided not to pursue the appeal and that, on its own initiative, Norstan would review its other E-rate projects for compliance with E-rate program requirements.

The Company is working with Norstan on completion of the investigation and resolution of this matter. The Company believes that Norstan received approximately $11,000 from E-rate projects to date under that program.

Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties.

There has been no significant or unusual activity during the three and nine months ended December 31, 2004. As of December 31, 2004 and March 31, 2004, the Company has recorded a warranty reserve of $378 and $422, respectively.

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

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Variable Interest Entities
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN No. 46). The guidance expanded upon and clarified existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R) that modified some of the provisions and effective dates of FIN No. 46, and provided exemptions to certain entities from the original guidance. FIN No. 46R set forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. As amended, the consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. There was no impact to the Company upon the adoption of FIN No. 46 and FIN No. 46R .

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

Stock-Based Compensation
On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 25, “Accounting for Stock Issued to Employee.” The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would be measured at fair value at the grant date. On October 13, 2004, the FASB deferred the effective date of the proposal to periods beginning after June 15, 2005. On December 16, 2004, the FASB issued its final ruling on this Standard. Based on the final Standard, the Company will transition to the new requirements of the Statement by using the modified version of prospective application. This transition method requires compensation cost to be recognized on the date of adoption for any outstanding unvested share-based payments, based on the grant date fair value as calculated under FAS 123. The Company anticipates the impact to be consistent with that disclosed each quarter in Note 2, Stock-Based Compensation. The Company plans to adopt the Standard as of the second quarter of Fiscal 2006 ending September 30, 2005.

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

Note 14: Norstan Acquisition

On December 20, 2004, the Company signed a definitive agreement to acquire all of the outstanding shares of Norstan common stock for $5.60 per share in cash via a tender offer and merger. The transaction had an enterprise value of approximately $95,000 based upon approximately 13.8 million common shares outstanding, the net payment for cancellation of outstanding options and warrants and the assumption of approximately $12,400 in debt, net of cash, as of October 30, 2004.

On January 25, 2005 the Company completed its cash tender offer and purchased approximately 86% of the outstanding shares of Norstan common stock. Also, on January 25, 2005, the Company acquired additional Norstan shares through the exercise of a stock option granted by Norstan in order to allow it to complete a short-form merger under Minnesota law. The remaining Norstan shares not acquired in the tender offer were then acquired through the short-form merger, also effected on January 25, 2005. In the merger, each share of Norstan common stock was converted into the right to receive $5.60 per share in cash, the same consideration paid for shares in the tender offer. As a result of the tender offer and merger, Norstan is now a wholly-owned subsidiary of the Company.

The cost of the Norstan acquisition was funded with borrowings under the Second Amended and Restated Credit Facility described in Note 9.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 25, 2005, the Company completed the acquisition of Norstan, Inc. (“Norstan”). Norstan is a full-service communications solutions company that delivers voice and data technologies and services and remanufactured equipment to corporate end-users and public sector companies. Norstan has offices located throughout the U.S. and Canada. Norstan’s results of operations will be included in the Company’s financial statements from the completion date of the acquisition. Norstan’s revenues will be included in Voice Services.

Dollars in Thousands

The tables below should be read in conjunction with the following discussion.

	Three months ended December 31,				Nine months ended December 31,
	2004		2003		2004		2003
	(3Q05)		(3Q04)		(3Q05YTD)		(3Q04YTD)

		% of		% of		% of		% of
		total		total		total		total
		revenues		revenues		revenues		revenues
By Geography
Revenues:
North America	$78,642	62%	$84,665	64%	$242,966	64%	$259,555	66%
Europe	38,947	31%	38,309	29%	107,337	29%	103,944	27%
All Other	9,307	7%	10,093	7%	27,543	7%	27,183	7%

Total	$126,896	100%	$133,067	100%	$377,846	100%	$390,682	100%

Operating Income:
North America	$8,345		$10,900		$27,090		$34,595
% of North America revenues	10.6%		12.9%		11.1%		13.3%
Europe	$4,016		$6,325		$13,365		$16,278
% of Europe revenues	10.3%		16.5%		12.5%		15.7%
All Other	$1,836		$2,399		$6,685		$6,418
% of All Other revenues	19.7%		23.8%		24.3%		23.6%

Total	$14,197		$19,624		$47,140		$57,291
% of Total revenues	11.2%		14.7%		12.5%		14.7%

	Three months ended December 31,				Nine months ended December 31,
	2004		2003		2004		2003
	(3Q05)		(3Q04)		(3Q05YTD)		(3Q04YTD)

		% of		% of		% of		% of
		total		total		total		total
		revenues		revenues		revenues		revenues
By Service Type
Revenues:
Hotline Services	$57,267	45%	$61,538	46%	$172,091	46%	$176,508	45%
Data Services	53,410	42%	54,305	41%	152,136	40%	161,448	41%
Voice Services	16,219	13%	17,224	13%	53,619	14%	52,726	14%

Total	$126,896	100%	$133,067	100%	$377,846	100%	$390,682	100%

Gross Profit:
Hotline Services	$29,400		$32,241		$90,595		$92,212
% of Hotline Services revenues	51.3%		52.4%		52.6%		52.2%
Data Services	$16,149		$16,267		$46,011		$51,404
% of Data Services revenues	30.2%		30.0%		30.2%		31.8%
Voice Services	$5,469		$6,133		$18,607		$18,347
% of Voice Services revenues	33.7%		35.6%		34.7%		34.8%

Total	$51,018		$54,641		$155,213		$161,963
% of Total revenues	40.2%		41.1%		41.1%		41.5%

I. Third Quarter Fiscal 2005 (3Q05) Compared to Third Quarter Fiscal 2004 (3Q04):

Total Revenues

Total revenues for 3Q05 were $126,896, a decrease of 5% compared to 3Q04 total revenues of $133,067. If exchange rates relative to the U.S. dollar had remained constant from the third quarter last year, 3Q05 total revenues would have been lower by an additional $3,646, for a total decrease of 7%.

Revenues by Geography

North America Revenues
Revenues in North America were $78,642 for 3Q05, a decrease of 7% compared to $84,665 for 3Q04. The North America revenue decline was generally due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q04, revenues would have been lower by an additional $74, with no change to the percentage decrease.

Europe Revenues
Revenues in Europe were $38,947 for 3Q05, an increase of 2% compared to $38,309 for 3Q04. The Europe revenue increase was primarily due to $3,333 of positive impact of exchange rates relative to the U.S. dollar, partially offset by a reduction in revenues due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q04, Europe revenues would have decreased 7%.

All Other Revenues
Revenues for All Other were $9,307 for 3Q05, a decrease of 8% compared to $10,093 for 3Q04. The revenue decline in these regions was primarily due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q04, All Other revenues would have decreased by an additional $238 for a total decrease of 10%.

Revenues by Service Type

Hotline Services
Revenues from hotline services for 3Q05 were $57,267, a decrease of 7% compared to $61,538 for 3Q04. The Company believes the overall decline in hotline services revenues was driven by weak general economic conditions that affected client demand, offset in part by $2,272 positive impact of exchange rates relative to the U.S. dollar for its international hotline services. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q04, hotline services revenue would have decreased 11%.

Data Services
Revenues from data services were $53,410 for 3Q05, a decrease of 2% compared to $54,305 for 3Q04. The Company believes the overall decline in data services revenue was driven by weak general economic conditions that affected client demand, offset in part by $1,373 positive impact of exchange rates relative to the U.S. dollar for its international data services. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q04, data services revenue would have decreased 4%.

Voice Services
Revenues from voice services were $16,219 for 3Q05, a decrease of 6% compared to $17,224 for 3Q04. The Company believes the overall decline in voice services revenue was driven by weak general economic conditions that affected client demand. There was no exchange rate impact on voice services revenue as all of the Company’s voice services revenue is denominated in U.S. dollars.

Gross Profit

Gross profit dollars for 3Q05 decreased to $51,018 from $54,641 for 3Q04. The decrease in gross profit dollars over prior year was due to the decline in revenues. Gross profit as a percent of revenues for 3Q05 were 40.2% of revenues, comparable to 41.1% of revenues for 3Q04.

Gross profit dollars for hotline services for 3Q05 was $29,400, or 51.3% of revenues, compared to $32,241, or 52.4% of revenues, for 3Q04. Gross profit dollars for data services for 3Q05 was $16,149, or 30.2% of revenues, compared to $16,267, or 30.0% of revenues, for 3Q04. Gross profit dollars for voice services for 3Q05 was $5,469, or 33.7% of revenues, compared to $6,133, or 35.6% of revenues, for 3Q04.

SG&A Expenses

Selling, general and administrative (“SG&A”) expenses for 3Q05 were $36,762, an increase of $1,809 over SG&A expenses of $34,953 for 3Q04. SG&A expenses as a percent of revenues for 3Q05 increased to 29.0% of revenues from 26.3% of revenues for 3Q04. The dollar and percentage increase is primarily due to the increased costs related to professional services engaged in relation to the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as well as increases in expenses related to worldwide marketing costs.

Intangibles Amortization

Intangibles amortization for 3Q05 was $59, comparable to intangibles amortization of $64 for 3Q04.

Operating Income

Operating income for 3Q05 was $14,197, or 11.2% of revenues, compared to $19,624, or 14.7% of revenues, for 3Q04.

The decrease in operating income dollars is primarily due to the decrease in revenues while the decline in the operating income as a percentage of revenues was due primarily to the additional SG&A expenses as a percentage of revenues as described above.

Net Interest Expense

Net interest expense for 3Q05 increased to $519 from $498 for 3Q04 due to an increase in the weighted average interest rate of approximately 0.9% during the period from 3Q04 to 3Q05, offset in part by a decrease in the weighted average outstanding debt to approximately $52,727 during 3Q05 from approximately $54,122 during 3Q04.

Provision for Income Taxes

The tax provision for 3Q05 was $4,383, an effective tax rate of 32.2%, compared to a tax provision for 3Q04 of $6,858, an effective tax rate of 36.0%. The tax rate for 3Q05 was lower than 3Q04 due to the Company’s reassessment of the annual effective rate to reflect the effect of implementation of various international tax planning strategies.

The annual effective tax rate is lower than the U.S. statutory rate of 35.0% primarily due to foreign income taxes at rates lower than 35.0%. The Company anticipates that its deferred tax asset benefit is realizable.

Net Income

Net income for 3Q05 was $9,249, or 7.3% of revenues, compared to $12,193, or 9.2% of revenues, for 3Q04. The decrease in net income dollars is primarily due to the year over year decline in revenues and the increase in SG&A expenses. The decrease in net income percentage was due primarily to the increase in SG&A costs as a percent of revenues.

II. Nine Months Fiscal 2005 (3Q05YTD) Compared to Nine Months Fiscal 2004 (3Q04YTD):

Total Revenues

Total revenues for 3Q05YTD were $377,846, a decrease of 3% compared to 3Q04YTD total revenues of $390,682. If exchange rates relative to the U.S. dollar had remained constant from the same period last year, 3Q05YTD total revenues would have been lower by an additional $10,175, for a total decrease of 6%.

Revenues by Geography

North America Revenues
Revenues in North America were $242,966 for 3Q05YTD, a decrease of 6% compared to $259,555 for 3Q04YTD. The North America revenue decline was generally due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from the same period last year, 3Q05YTD North America revenues would have been lower by an additional $160, with no change to the percentage decrease.

Europe Revenues
Revenues in Europe were $107,337 for 3Q05YTD, an increase of 3% compared to $103,944 for 3Q04YTD. The Europe revenue increase was due to $8,798 of positive impact of exchange rates relative to the U.S. dollar, partially offset by a reduction in revenues due to weak general economic conditions that affected client demand. If exchange rates relative to the U.S. dollar had remained unchanged from the same period last year, 3Q05YTD Europe revenues would have decreased 5%.

All Other Revenues
Revenues for All Other were $27,543 for 3Q05YTD, an increase of 1% compared to $27,183 for 3Q04YTD. The revenue increase in these regions was due to $1,218 of positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from the same period last year, 3Q05YTD All Other revenues would have decreased 3%. The Company believes the overall decline in All Other revenues was driven by weak general economic conditions that affected client demand.

Revenues by Service Type

Hotline Services
Revenues from hotline services were $172,091 for 3Q05YTD, a decrease of 3% compared to revenues of $176,508 for 3Q04YTD. If exchange rates relative to the U.S. dollar for its international hotline services had remained unchanged from the same period last year, 3Q05YTD hotline services revenue would have decreased by $10,705 or 6%. The Company believes the overall decline in hotline services demand was driven by weak general economic conditions that affected client demand.

Data Services
Revenues from data services were $152,136 for 3Q05YTD, a decrease of 6% compared to $161,448 for 3Q04YTD. The Company believes the overall decline in data services revenue was driven by weak general economic conditions that affected client demand, offset in part by $3,887 positive impact of exchange rates relative to the U.S. dollar for its international data services. If exchange rates relative to the U.S. dollar had remained unchanged from the same period last year, 3Q05YTD data services revenue would have decreased 8%.

Voice Services
Revenues from voice services were $53,619 for 3Q05YTD, an increase of 2% compared to $52,726 for 3Q04YTD. The Company believes the overall increase in voice services revenue was driven by client demand. There was no exchange rate impact on voice services revenue as all of the Company’s voice services revenue is denominated in U.S. dollars.

Gross Profit

Gross profit dollars for 3Q05YTD decreased to $155,213 from $161,963 for 3Q04YTD. The decrease in gross profit dollars over prior year was due to the decline in revenues. Gross profit as a percent of revenues for 3Q05YTD of 41.1% was comparable to 41.5% of revenues for 3Q04YTD.

Gross profit dollars for hotline services for 3Q05YTD was $90,595, or 52.6% of revenues, compared to $92,212, or 52.2% of revenues, for 3Q04YTD. Gross profit dollars for data services for 3Q05YTD was $46,011, or 30.2% of revenues, compared to $51,404, or 31.8% of revenues, for 3Q04YTD. Gross profit dollars for voice services for 3Q05YTD was $18,607, or 34.7% of revenues, compared to $18,347, or 34.8% of revenues, for 3Q04YTD.

SG&A Expenses

Selling, general and administrative (“SG&A”) expenses for 3Q05YTD were $107,886, an increase of $3,412 over SG&A expenses of $104,474 for 3Q04YTD. SG&A expenses as a percent of revenues for 3Q05YTD were 28.6% of revenues compared to 26.7% of revenues for 3Q04YTD. The dollar and percentage increase is primarily due to the increased costs related to the disclosed settlement of a securities class action matter, stock based compensation expense for a retiring director and worldwide marketing costs as well as additional professional services incurred relating to accounting and auditing activities as well as professional services engaged in relation to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Intangibles Amortization

Intangibles amortization for 3Q05YTD of $187 was comparable to $198 for 3Q04YTD.

Operating Income

Operating income for 3Q05YTD was $47,140, or 12.5% of revenues, compared to $57,291, or 14.7% of revenues, for 3Q04YTD.

The decrease in operating income dollars is primarily due to the decrease in revenues while the decline in the operating income as a percentage of revenues was due primarily to the additional SG&A expenses as a percentage of revenues as described above.

Net Interest Expense

Net interest expense for 3Q05YTD increased to $1,436 from $1,358 for 3Q04YTD due to an increase in the weighted average interest rate of approximately 0.3% during the period from 3Q04YTD to 3Q05YTD, offset in part by a decrease in the weighted average outstanding debt to approximately $50,968 during 3Q05YTD from approximately $53,405 during 3Q04YTD.

Provision for Income Taxes

The tax provision for 3Q05YTD was $15,736, an effective tax rate of 34.5%, compared to a tax provision for 3Q04YTD of $20,102, an effective tax rate of 36.0%. The tax rate for 3Q05YTD was lower than 3Q04YTD due to the Company’s reassessment of the annual effective rate to reflect the effect of implementation of various international tax planning strategies.

The annual effective tax rate is lower than the U.S. statutory rate of 35.0% primarily due to foreign income taxes at rates lower than 35.0%. The Company anticipates that its deferred tax asset benefit is realizable.

Net Income

Net income for 3Q05YTD was $29,875, or 7.9% of revenues, compared to $35,740, or 9.1% of revenues, for 3Q04YTD. The decrease in net income dollars is primarily due to the year over year decline in revenues and the increase in SG&A expenses. The decrease in net income percentage was due primarily to the increase in SG&A costs as a percent of revenues.

III. Liquidity and Capital Resources:

Cash Flows from Operating Activities

Cash Provided by Operating Activities for 3Q05YTD and 3Q04YTD was $34,405 and $46,592, respectively. Reflected as a source of cash from operating activities in 3Q05YTD are decreases in net accounts receivable and other current assets, while an increase in inventories, unbilled accounts receivable and a net decrease in current liabilities were a use of cash flow. In 3Q04YTD, decreases in accounts receivables and unbilled accounts and other current assets were a source of cash flow from operating activities, while an increase in inventories and a net decrease in current liabilities were a use of cash flow.

As of the end of 3Q05YTD, the Company had cash and cash equivalents of $10,947, working capital of $120,356 and long-term debt of $40,451.

The Company anticipates that approximately $3,000 to $3,500 will be incurred during Fiscal 2005 for costs related to the implementation, documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As of 3Q05YTD, the Company has incurred approximately $1,800 related to this requirement.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, planned capital expenditures and dividend program for the next 12 months.

Investing Activities

The net cash impact of merger transactions and prior merger-related payments during 3Q05YTD were $498. During 3Q05YTD, capital expenditures were $2,579, while capital disposals were $730. Capital expenditures for Fiscal 2005 are projected to be $3,000 to $4,000 and will be spent primarily on information systems, general equipment and facility improvements. This compares to capital expenditures of $1,357 and capital disposals of $1,385 in 3Q04YTD.

Financing Activities

Total Debt
In April 2000, Black Box Corporation of Pennsylvania, a domestic subsidiary of the Company, entered into credit facilities with Mellon Bank, N.A., as agent, and a group of lenders consisting of a $120,000 Long Term Revolver and a $60,000 Short Term Revolver. In April 2002, the Long Term Revolver was extended to April 2005 and the Short Term Revolver was extended to April 2003 when it expired. In April 2003, Black Box Corporation of Pennsylvania entered into an agreement with Citizens Bank of Pennsylvania that replaced Mellon Bank, N.A. with Citizens Bank of Pennsylvania as the agent under the Long Term Revolver. Mellon Bank, N.A. continued to be a participant in the credit facilities. In June 2003, the Long Term Revolver was amended to include a swing line facility. Under the swing line facility, the Company was able to borrow up to $5,000 at a LIBOR rate plus a margin. In June 2004, the Company terminated the Long Term Revolver and entered into a $120,000 amended and restated credit facility with Citizens Bank of Pennsylvania, as agent, and a group of lenders (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, up to $5,000 was available for use under a swing line facility (at a LIBOR rate plus a margin) and up to $15,000 was available for use in connection with letters of credit.

Interest under the Amended and Restated Credit Facility was variable based on the Company’s option of selecting the bank’s LIBOR rate plus an applicable margin or the base rate plus an applicable margin. The majority of the Company’s borrowings were under the LIBOR option. The applicable margin was adjusted each quarter based on the consolidated leverage ratio (as defined in the Amended and Restated Credit Facility). The applicable margin varied from 0.75% to 1.75% (0.75% at the end of 3Q05) on the LIBOR rate option and from 0.00% to 0.75% (0.0% at the end of 3Q05) on the base rate option. The Amended and Restated Credit Facility provided for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranged from 0.15% to 0.375% (0.15% at the end of 3Q05).

On January 24, 2005, in connection with the acquisition of Norstan, Inc. (see Note 14), the Company amended and restated the Amended and Restated Credit Facility (the “Second Amended and Restated Credit Facility”), also with Citizens Bank of Pennsylvania, as agent, and a group of lenders. Borrowings under the Second Amended and Restated Credit Facility are permitted up to a maximum amount of $240,000, including up to $15,000 of swingline loans and $25,000 of letters of credit. The Second Amended and Restated Credit Facility may be increased by the Company up to an additional $60,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Second Amended and Restated Credit Facility accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.50% (determined by a leverage ratio based on the Company’s EBITDA). The other terms and conditions of the Second Amended and Restated Credit Facility are substantially the same as the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility expires on August 31, 2008.

The Company’s total debt at the end of 3Q05 of $40,667 was comprised of $40,405 under the Amended and Restated Credit Facility and $262 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company during the third quarters ending December 31, 2004 and December 31, 2003 was approximately 2.77% and 1.85%, respectively. In addition, at the end of 3Q05, the Company had $8,004 of letters of credit outstanding and $71,591 available under the Amended and Restated Credit Facility.

Dividends
Beginning in the third quarter of Fiscal 2003 and in all subsequent quarters through 1Q05, the Company’s Board of Directors declared quarterly cash dividends of $0.05 per share on all outstanding shares of Common Stock. Beginning with its August 2004 dividend declaration, the Company declared an increase to its current annual dividend payment rate from $0.20 to $0.24 so as to provide an additional return on investment to its stockholders.

The dividend declared in 3Q05 totaled $1,039 and was paid on January 14, 2005 to stockholders of record at the close of business on December 31, 2004. The dividend declared in 4Q05 will be paid on April 15, 2005 to stockholders of record at the close of business on March 31, 2005. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.

Repurchase of Common Stock
During 3Q05, the Company had minimal repurchases. Repurchases for 3Q05YTD totaled approximately 900,000 shares for $37,585. Since inception of the repurchase program in April 1999 through 3Q05, the Company has repurchased in aggregate approximately 6,500,000 shares for approximately $278,000. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. The Second Amended and Restated Credit Facility (see Note 9 of the Notes to Consolidated Financial Statements) provides that the Company is not permitted, without the consent of the lenders holding a majority of the commitments, which consent may not be unreasonably withheld, to purchase or repurchase Company Common Stock from January 24, 2005 through and including July 24, 2005.

Commitments and Contingencies
The information set forth under the caption “Litigation” in Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements is incorporated herein by reference. An adverse result from such matters could be material to the Company’s results of operations or liquidity for the period in which such adverse result occurs.

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

At December 31, 2004, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollar, Swiss franc, Japanese yen, Swedish krona, Danish krone, Norwegian kroner and Australian dollar. The total open contracts, with a notional amount of approximately $33,721, have a fair value of $34,634 and will expire within nine months. The open contracts have contract rates of 0.7343 to 0.8232 Euro, 0.5155 to 0.5596 Pound sterling, 1.1834 to 1.3690 Canadian dollar, 1.1270 to 1.2408 Swiss franc, 101.20 to 113.32 Japanese yen, 6.5887 to 7.4821 Swedish krona, 5.6045 to 6.1275 Danish krone, 6.0494 to 6.7412 Norwegian kroner and 1.2801 to 1.4626 Australian dollar, all per U.S. dollar.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

Dollars in Thousands

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. In an effort to mitigate the risk, the Company will enter into forward exchange contracts on a selective basis. At December 31, 2004, the Company had open contracts, with a notional amount of approximately $33,721 and a fair value of approximately $34,634. A discussion of accounting for financial derivatives is included in Note 6 of the Notes to Consolidated Financial Statements.

In the ordinary course of business, the Company is also exposed to risks that interest rate increases may adversely affect funding costs associated with the variable rate debt. For the three-month periods ended December 31, 2004 and 2003, an instantaneous 100 basis point increase in the interest rate would reduce the Company’s expected net income in the subsequent three months by $8 and $43, respectively, assuming the Company employed no intervention strategies.

The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

Item 4. — Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that, as of December 31, 2004, except for the matters reported by Ernst & Young LLP (“E&Y”), the Company’s former independent registered accounting firm, to management and the audit committee of the Company’s Board of Directors as discussed in the next paragraph, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC. In the third fiscal quarter ending December 31, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting, except for certain matters set forth in the next to last paragraph of this Item 4.

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

Management and the audit committee believe that neither the matters reflected in the reportable conditions nor the other deficiencies involving internal control, individually or in the aggregate, had a material effect on the financial statements of the Company for the three and nine-months ended December 31, 2004.

The matters involving reportable conditions and other internal control deficiencies have been discussed in detail among management, the audit committee and E&Y. Management is evaluating the specific reportable conditions and other internal control deficiencies identified by E&Y and is developing, under the direction of the audit committee, measures to enhance internal control systems and procedures. The Company is taking actions to permit it to comply timely with Section 404 of the Sarbanes-Oxley Act of 2002 in respect of its internal control over financial reporting for fiscal year 2005, including the engagement of another independent accounting firm and a Section 404 compliance consulting firm to assist it with respect to Section 404 compliance measures, plans to add additional accounting resources, continues to implement financial control system enhancements, has established the position of Corporate Controller and has filled that position with an internal promotion of a qualified candidate, has engaged an accounting firm to assist the Company in establishing an internal audit function reporting to the audit committee and will take such other remedial measures that may be recommended by the audit committee. In addition to increased oversight by the audit committee, the Board of Directors has appointed a non-executive Chairman of the Board, as previously disclosed, and an individual who has significant public accounting experience has been elected as a director of the Company and Chairman of the audit committee. Notwithstanding these compliance measures, there can be no assurance that management will be able to conclude that the Company’s internal control over financial reporting as of March 31, 2005 is effective, or that the registered public accounting firm that will audit the Company’s financial statement for the year ending March 31, 2005 will be able to issue an attestation report on management’s assessment of the Company’s internal control over financial reporting as of that date.

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

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. The following information is provided to supplement the Company’s previous disclosures regarding legal proceedings.

The Company received a subpoena, dated December 8, 2004, from the United States General Services Administration, Office of Inspector General (the “OIG”). The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. The Company is reviewing this matter and is complying with the requirements of the subpoena.

On January 25, 2005, the Company completed the acquisition of Norstan, Inc. (“Norstan”) (see Note 14). Prior to the Company’s acquisition of Norstan, Norstan had disclosed that, in April 2004, it had received a Commitment Adjustment Letter from the Universal Services Administrative Company (USAC), which oversees the Federal Communications Commission’s School and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. Norstan’s previous disclosure stated that USAC had informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (Navajo Prep) project for funding year 2001, in which Norstan had installed specific equipment and services for which it had received approximately $2.2 million, and that the audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC was seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. Norstan noted that, in June 2004, it had filed an appeal with USAC, had begun an internal investigation of the Navajo Prep project and had established a reserve of $2.2 million during the fourth quarter of its Fiscal 2004. Norstan further reported that, as a result of the internal investigation, Norstan has decided not to pursue the appeal and that, on its own initiative, Norstan would review its other E-rate projects for compliance with E-rate program requirements.

The Company is working with Norstan on completion of the investigation and resolution of this matter. The Company believes that Norstan received approximately $11 million from E-rate projects to date under that program.

Based on the facts currently available to the Company, management believes its legal matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number (or
	(a) Total		Shares (or Units)	Approximate Dollar Value) of
	Number of	(b) Average	Purchased as Part	Shares (or Units) that May
	Shares (or	Price Paid	of Publicly	Yet Be Purchased Under the
	Units)	per Share	Announced Plans or	Plans or
Period	Purchased	( or Unit)	Programs	Programs(1)

October 3, 2004 to October 31, 2004	—	—	—	—
November 1, 2004 to November 28, 2004	252	$42.33	252	1,059,222
November 29, 2004 to January 1, 2005	—	—	—	—

Total	252	$42.33	252	1,059,222	(2)

(1)	As of October 2, 2004, 1,059,474 shares were available for repurchase under repurchase programs approved by the Board of Directors and announced on November 20, 2003 and August 12, 2004.

(2)	The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. The Second Amended and Restated Credit Facility (see Note 9 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), provides that the Company is not permitted, without the consent of the lenders holding a majority of the commitments, which consent may not be unreasonably withheld, to purchase or repurchase Company Common Stock from January 24, 2005 through and including July 24, 2005.

Item 6. – Exhibits.

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and among Black Box Corporation, SF Acquisition Co. and Norstan, Inc.(1)

2.2	Tender and Voting Agreement, dated as of December 20, 2004, by and among Black Box Corporation, SF Acquisition Co. and Norstan, Inc.(2)

2.3	Stock Option Agreement, dated as of December 20, 2004, by and among Black Box Corporation, SF Acquisition Co. and Norstan, Inc.(3)

10.1	Second Amended and Restated Credit Agreement, dated as of January 24, 2005, by and among Black Box Corporation of Pennsylvania, SF Acquisition Co., the Guarantors, the Lenders and Citizens Bank of Pennsylvania(4)

10.2	Guaranty and Surety Agreement, dated as of January 24, 2005, by Black Box Corporation to the Lenders and Citizens Bank of Pennsylvania(5)

10.3	Guaranty and Surety Agreement, dated as of January 24, 2005, by the Guarantors to the Lenders and Citizens Bank of Pennsylvania(5)

21.1	Subsidiaries of Registrant(5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(5)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(5)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Black Box Corporation on December 23, 2004.

(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Black Box Corporation on December 23, 2004.

(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Black Box Corporation on December 23, 2004.

(4)	Incorporated by reference to Exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by Black Box Corporation and SF Acquisition Co. on January 26, 2005.

(5)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK BOX CORPORATION
February 10, 2005	By:	/s/ Michael McAndrew
Michael McAndrew
Chief Financial Officer, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and among Black Box Corporation, SF Acquisition Co. and Norstan, Inc. (1)

2.2	Tender and Voting Agreement, dated as of December 20, 2004, by and among Black Box Corporation, SF Acquisition Co. and Norstan, Inc. (2)

2.3	Stock Option Agreement, dated as of December 20, 2004, by and among Black Box Corporation, SF Acquisition Co. and Norstan, Inc. (3)

10.1	Second Amended and Restated Credit Agreement, dated as of January 24, 2005, by and among Black Box Corporation of Pennsylvania, SF Acquisition Co., the Guarantors, the Lenders and Citizens Bank of Pennsylvania(4)

10.2	Guaranty and Surety Agreement, dated as of January 24, 2005, by Black Box Corporation to the Lenders and Citizens Bank of Pennsylvania(5)

10.3	Guaranty and Surety Agreement, dated as of January 24, 2005, by the Guarantors to the Lenders and Citizens Bank of Pennsylvania(5)

21.1	Subsidiaries of Registrant(5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(5)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(5)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Black Box Corporation on December 23, 2004.

(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Black Box Corporation on December 23, 2004.

(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Black Box Corporation on December 23, 2004.

(4)	Incorporated by reference to Exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by Black Box Corporation and SF Acquisition Co. on January 26, 2005.

(5)	Filed herewith.