Form 10-K
period 2005-03-31
BLACK BOX CORP
filed 2005-06-14
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-18706

Black Box Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-3086563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 Park Drive
Lawrence, Pennsylvania	15055
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 724-746-5500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 2, 2004 (based on closing price of such stock as reported by NASDAQ on such date) was $655,113,908. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.

As of June 10, 2005, there were 16,846,117 shares of Common Stock, par value $.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2005 Annual Meeting of Stockholders — Part III

BLACK BOX CORPORATION

PART I

Item 1. Business.

Overview. Black Box Corporation (“Black Box” or the “Company”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for: data networks, including structured cabling for wired and wireless systems; voice systems, including new and upgraded telephony systems; and 24/7/365 hotline technical support for more than 118,000 network infrastructure products that it sells through its catalog, Internet Web site and on-site services offices. With more than 2,300 technical experts and 122 offices, Black Box serves more than 152,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

Black Box differentiates itself from its competitors through comprehensive levels of superior technical services, its capability to provide these services globally and its private-labeled BLACK BOX® brand network infrastructure products which carry some of the most comprehensive warranties in the industry.

In January 2005, the Company acquired 100% of the outstanding shares of Norstan, Inc. (“Norstan”) common stock for a purchase price of $102,553,000, net of cash acquired of $4,856,000. Norstan is a full-service communications solutions and services company delivering voice and data technology solutions and remanufactured equipment to corporate end-users and public sector companies. Norstan has offices throughout the U.S. and Canada. The Norstan solution is complementary to Black Box’s existing service solutions and will allow the Company to immediately expand its operational footprint, provide additional marketing opportunities via cross-selling and, most importantly, provide its collective customers a stronger worldwide technical services partner. The results of operations of Norstan are included in the Company’s Consolidated Statements of Income beginning on the acquisition date, January 25, 2005.

As the largest and highest quality network infrastructure services company 100% dedicated to this market in the world, Black Box is in a unique position to capitalize on its service advantages, current leadership position, diverse and loyal client base and strong financial performance.

References herein to “Fiscal Year” or “Fiscal” mean the Company’s Fiscal Year ended March 31 for the year referenced.

Industry Background. Black Box participates in the worldwide network infrastructure market estimated at $20 billion. The data services market is estimated at $8 billion and the voice services market is estimated at $12 billion.

Business Strategy. Black Box’s business strategy is to provide its clients with one source for products and services to meet all their networking infrastructure needs – whether at a single location or multiple locations worldwide. The Company believes that its combination of worldwide data and voice services performed at client locations – integrated with hotline technical services – provides a unique advantage over its competitors in the network infrastructure market. The Company believes its record of consistent operating profitability and its high rate of repeat clients is evidence of the strength of its strategy. Keys to the Company’s success include the following:

Expert Technical Support Deployed Three Ways.

     24/7/365 Technical Support: Black Box provides its clients with around-the-clock, seven days per week technical support, available to clients in 141 countries worldwide. In Fiscal 2005, the Company’s technical experts responded to approximately 400,000 client calls with 99.3% answered in less than 20 seconds. Black Box specialists receive continuous training to stay up-to-date on the latest technologies.

     Locally at Client Sites: Black Box provides complete data and voice solutions – including design, installation and routine and emergency maintenance – with consistent high quality and uniformity. The Company maintains what it believes is the industry’s largest staff of Registered Communications Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA and National Electric Code® (NEC®) standards. Black Box technicians also stay up-to-date with BICSI® standards and regularly attend the Company’s industry-recognized BLACK BOX Master Technician Courses.

     www.blackbox.com Internet Web Site: Black Box offers its 24/7/365 technical support on-line at www.blackbox.com. With one click by an existing or a potential client on “Talk to a Tech,” a technical expert makes contact with that person immediately. Technical information, including “Black Box Explains” and “Technology Overviews,” is available as is the ability to design custom products on-line.

Worldwide Coverage. With 122 offices serving 141 countries, Black Box has the largest footprint in the industry, serving every major industry sector. This worldwide coverage and more than 29 years of experience makes one-source project management a reality for Black Box clients. Black Box ensures that clients with these needs receive consistent high-quality design, workmanship and technology from a single service provider. The Company is exposed to certain risks because of its global operations discussed under the caption “The Company is subject to the risks of doing business internationally,” Part II, Item 7, Risk Factors which is incorporated herein by reference.

Quality Networking Solutions and Comprehensive Warranties. Black Box products and services are covered by an umbrella of protection that goes beyond standard warranties. Black Box was the first in the industry to introduce a “No Questions Asked” product warranty program offering full protection regardless of cause of failure, including accidental, surge or water damage for the life of the warranty – and many products are guaranteed for life. Exclusive to Black Box are its Guaranteed-for-Life Structured Cabling System and Certification Plus® guarantees that provide assurance that a client’s network will operate within the application it was designed to support for life.

Brand Name. BLACK BOX is a widely recognized brand name associated with high quality products and services. The Company believes that the BLACK BOX tradename is important to its business.

ISO 9001:2000 Certified. Black Box has received ISO 9001:2000 certification in Australia, Belgium, Brazil, Canada, Chile, France, Germany, Ireland, Italy, Japan, Mexico, Netherlands, Puerto Rico, Spain, Switzerland, the United Kingdom and the United States. Rigorous quality control processes must be documented and practiced to earn and maintain ISO 9001:2000 certification.

Proprietary Client List. For 29 years, the Company has built a proprietary mailing list of approximately 1.3 million names representing approximately one million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted marketing programs reach their targeted audiences. The Company believes that its proprietary list is a valuable asset that represents a significant competitive advantage. The Company does not rent its client list.

Rapid Order Fulfillment. The Company has developed efficient inventory management and order fulfillment systems that allow more than 95% of orders for standard product received before midnight Eastern Time to be shipped that same day. Requests for same day counter-to-counter delivery and special labeling, kitting and packaging are also available from Black Box.

Growth Strategy. The principle components of Black Box’s growth strategy include: (i) expanded global technical support services primarily through mergers and acquisitions, (ii) cross-selling marketing activities around its one-source solution of DVH (Data, Voice, Hotline) Services and (iii) expanded product offerings.

Clients. Black Box clients range from small organizations to many of the world’s largest corporations and institutions covering a diversity of industries, including manufacturing, retail, finance, education and government. Revenues from the Company’s clients are segmented as 42% from large companies, 17% from medium-sized companies and 41% from small companies.

Marketing. Black Box’s services are primarily marketed through its direct marketing materials, direct sales and online through the Company’s Internet Web site. Black Box was the first company to engage exclusively in the sale of a broad range of networking products through direct marketing techniques. Black Box targets its catalogs and marketing materials directly to its clients who make systems design and purchasing decisions. Black Box marketing materials present a wide choice of items using a combination of product features and benefits, photographs, product descriptions, product specifications, compatibility charts, potential applications and other helpful technical information. The Company has achieved the top honors of Catalog of the Year from Multichannel Merchant, formerly Catalog Age magazine, for two consecutive years for its 2003-2004 and 2004-2005 Black Box catalogs. The Company has also been recognized by Multichannel Merchant for a tenth year in a row as the best catalog in the Computer Equipment and Software category.

Technical Services. Black Box believes that its technical services are the foundation of its success enabling the Company to provide services ranging from quick-turn hotline consultation to site surveys, design and engineering, project management, single-site and multi-site installations, remote monitoring, certification and maintenance.

Worldwide Headquarters. The Company’s worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (a suburb 20 miles south of Pittsburgh). This Company-owned 352,000 square foot facility is on an 84-acre site.

Products. Black Box believes that its ability to offer a broad, innovative product line, supported by readily available technical services, has been an important competitive factor. Black Box currently offers more than 118,000 products through its catalogs, on-site offices and Internet Web site. New products are introduced regularly.

Manufacturers and Suppliers. Black Box utilizes a network of original equipment manufacturers and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. This network has manufacturing and engineering capabilities to customize products for specialized applications. Black Box believes that the loss of any single source of supply would not adversely affect its business in any material respect.

Black Box operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location. The Company chooses to manufacture certain products in-house when outside OEMs are not economical. Sourcing decisions of in-house versus out-of-house are based upon a balance of quality, delivery, performance and cost.

Information Systems. The Company has committed significant resources to the development of information systems that are used to manage all aspects of its business. The Company’s systems support and integrate technical support, client services, inventory management, purchasing, distribution activities, accounting and project cost management. The Company continues to develop and implement exclusive worldwide web applications. These applications allow clients to view order status and product availability, view up-to-date information on their projects that are being managed across the country or around the world and provide a project management and forecasting tool for the Company’s offices. A technical knowledge base application is also used to access problem resolution information to help solve client issues more quickly. Information systems are focused on delivering high quality business applications that are geared to improve internal efficiencies as well as client interactions.

The Company’s new product introductions, multiple language requirements and design enhancements require efficient modification of product presentations for its various catalogs. Black Box also supports a publishing system that provides the flexibility and speed for both text and graphic layout. This enables the timely and efficient creation of marketing materials.

Backlog. The worldwide backlog of unfilled orders believed to be firm (i.e., to be completed within six months) was approximately $97 million at March 31, 2005 compared to $56 million at March 31, 2004.

Team Members. As of March 31, 2005, the Company had approximately 3,400 team members worldwide of which approximately 382 are subject to collective bargaining agreements. The Company believes that its relationship with its team members is good.

Financial Information. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Form 10-K and is incorporated herein by reference.

International Revenues. Revenues from countries outside North America were $180 million, or 34% of total revenues, for Fiscal 2005 comparable to $179 million, or 34% of total revenues, for Fiscal 2004.

Competition. The Company competes with other value added resellers, manufacturers and large project management companies. The Company believes its primary competitive advantage is its high quality and rapidly deployed worldwide technical services. The Company believes there are no dominant competitors in the industry.

Other Information. The Company maintains an investor relations page on its Internet Web site at http://www.blackbox.com. The Company’s annual, quarterly and current reports and amendments to such reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) are made available, as soon as reasonably practical after such filing, and may be viewed or downloaded free of charge in the “About Us” section of the Web site. The Company’s Standards of Business Conduct and Code of Ethics are furnished on its Web site, and may be viewed or downloaded free of charge in the “About Us” section of the Web site.

Item 2. Properties.

The Company’s worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (located 20 miles south of Pittsburgh) in a 352,000 square foot owned facility on 84 acres.

The Company owns or leases 121 additional offices or facilities throughout the world, none of which are material in nature to Black Box.

The Company believes that its properties are adequate for its present and foreseeable needs.

Item 3. Legal Proceedings.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business.

As previously disclosed, the Company had appealed an adverse arbitration award. By opinion filed March 9, 2005, the Court of Appeals affirmed the decision of the District Court. On May 6, 2005, the Company paid approximately $1.8 million (including interest, fees and costs) in satisfaction of this judgment in full.

As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. The Company is reviewing this matter and is complying with the requirements of the subpoena.

As previously disclosed, on January 25, 2005, the Company completed the acquisition of Norstan (see Note 18 of the Notes to Consolidated Financial Statements). Prior to the Company’s acquisition of Norstan, Norstan had disclosed that, in April 2004, it had received a Commitment Adjustment Letter from the Universal Services Administrative Company (“USAC”), which oversees the Federal Communications Commission’s School and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. Norstan’s previous disclosure stated that USAC had informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (“Navajo Prep”) project for funding year 2001, in which Norstan had installed specific equipment and services for which it had received approximately $2.2 million, and that the audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC was seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. Norstan noted that, in June 2004, it had filed an appeal with USAC, had begun an internal investigation of the Navajo Prep project and had established a reserve of $2.2 million during the fourth quarter of its Fiscal 2004. Norstan further reported that, as a result of the internal investigation, Norstan has decided not to pursue the appeal and that, on its own initiative, Norstan would review its other E-rate projects for compliance with E-rate program requirements.

On March 31, 2005, Norstan refunded approximately $2.1 million related to the Navajo Prep project and its appeal was cancelled. Pursuant to USAC’s request following a review of its records, the Company intends to refund an additional $100,000 related to this project.

As previously disclosed, the Company continued to work with Norstan on completion of the investigation and resolution of this matter following the Norstan acquisition and such investigation is now substantially complete. Based on the results of that investigation, the Company has advised USAC that its intends to refund amounts that Norstan had received from USAC in relation to one additional E-rate program project. Norstan had previously reserved approximately $1.7 million with respect to that project.

Based on the facts currently available to the Company, management believes its legal matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

As previously disclosed, in October 2003, the Company received a formal order of investigation issued by the SEC. In connection therewith, during the quarter ended December 28, 2003, the Company and several of its officers, directors, team members and predecessor independent auditors provided information to the Staff of the SEC. In late January 2004, the SEC requested information relating to Fiscal 2002 from the Company’s predecessor independent auditors pursuant to an additional subpoena. The Company intends to continue to cooperate fully with the inquiry.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company
Fred C. Young	49	Chief Executive Officer

Michael McAndrew	45	Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Roger E. M. Croft	56	Senior Vice President – Europe and Latin America

Francis W. Wertheimber	52	Senior Vice President – Pacific Rim/Far East

The following is a biographical summary of the experience of the executive officers of the Company:

FRED C. YOUNG, 49, was elected Chairman of the Board and Chief Executive Officer of the Company on June 24, 1998. The role of non-executive Chairman was assumed by an independent director of the Company in May 2004. Mr. Young was first elected a director of the Company on December 18, 1995. He served as Vice President and Chief Financial Officer, Treasurer and Secretary of Black Box Corporation since joining the Company in 1991 and was promoted to Senior Vice President and Chief Operating Officer in May 1996 and President in May 1997. Mr. Young has been with the Company for 13 years.

MICHAEL MCANDREW, 45, was promoted to Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis prior to December 13, 2002. Mr. McAndrew has been with the Company for 15 years.

ROGER E. M. CROFT, 56, was promoted to Senior Vice President – Europe and Latin America in May 2004. He was promoted to Vice President – Europe and Latin America in May 1998, having served as Vice President of European Operations since May 9, 1997 and was Managing Director of Black Box U.K. prior to May 9, 1997. Mr. Croft has been with Black Box for 20 years.

FRANCIS W. WERTHEIMBER, 52, was promoted to Senior Vice President – Pacific Rim/Far East in May 2004. He was promoted to Vice President – Pacific Rim/Far East on May 9, 1997. He was Managing Director of Black Box Japan prior to May 9, 1997. Mr. Wertheimber has been with Black Box for 12 years.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, par value $.001 per share (the “Common Stock”), is traded on the Nasdaq National Market (trading symbol “BBOX”). As of March 31, 2005, 23,774,950 shares of the Common Stock were issued, of which 6,934,834 are held in treasury. On June 10, 2005, the last reported sale price of the Common Stock was $34.69 per share. As of March 31, 2005, there were approximately 2,265 holders of record of the Common Stock.

The following table sets forth the quarterly high and low sale prices of the Common Stock as reported by the Nasdaq National Market during each of the Company’s fiscal quarters indicated.

	High	Low
Fiscal 2004
1st Quarter	$43.68	$29.38
2nd Quarter	49.20	35.33
3rd Quarter	45.50	39.25
4th Quarter	58.61	43.85

Fiscal 2005
1st Quarter	$58.18	$40.20
2nd Quarter	44.88	33.13
3rd Quarter	48.67	35.07
4th Quarter	48.00	33.70

Cash dividends of $0.05 per share of Common Stock were paid during each quarter of Fiscal 2004 on April 15, 2003, July 15, 2003, October 15, 2003 and January 15, 2004 and the first two quarters of Fiscal 2005 on April 15, 2004 and July 15, 2004. During the second quarter of Fiscal 2005, the Board of Directors voted to raise the Company’s cash dividend to an annual rate of twenty-four cents per share. Cash dividends of $0.06 per share of Common Stock were paid during the last two quarters of Fiscal 2005 on October 15, 2004 and January 14, 2005. A cash dividend of $0.06 per share of Common Stock also was paid during Fiscal 2006 on April 15, 2005. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

See “Equity Plan Compensation Information,” in the Proxy Statement (as defined herein) which is incorporated herein by reference.

Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total		Shares (or Units)	Dollar Value) of Shares
	Number of	(b) Average	Purchased as Part	(or Units) that May
	Shares (or	Price Paid	of Publicly	Yet Be Purchased
	Units)	per Share	Announced Plans or	Under the Plans or
Period	Purchased	(or Unit)	Programs	Programs (1)

January 2, 2005 to January 30, 2005	—	—	—	1,059,222

January 31, 2005 to February 27, 2005	250,056	$38.47	250,056	809,166

February 28, 2005 to March 31, 2005	244,000	$39.79	244,000	565,166

Total	494,056	$39.12	494,056	565,166	(2)

(1)	As of January 1, 2005, 1,059,222 shares were available for repurchase under repurchase programs approved by the Board of Directors and announced on November 20, 2003 and August 12, 2004.

(2)	The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. The Second Amended and Restated Credit Facility, as amended (the “Credit Agreement”) (see Note 6 of the Notes to Consolidated Financial Statements), provides that the Company is not permitted to repurchase the Common Stock if the Company is in default under the Credit Agreement or would be in default under the Credit Agreement as a result of such repurchase. Additionally, without the consent of the lenders holding a majority of the commitments, which consent may not be unreasonably withheld, the Company is not permitted to repurchase more than $20,000,000 of the Common Stock from January 24, 2005 through and including July 24, 2005 and may not repurchase stock if it is not in compliance with a leverage ratio.

Item 6. Selected Financial Data.

The following table sets forth certain selected historical consolidated financial data for the Company for the periods indicated. Information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this report. The historical data presented below for Fiscal Years 2001 through 2005 were derived from the Consolidated Financial Statements of the Company.

	Fiscal Year Ended March 31,
In thousands, except per
share amounts	2005	2004	2003	2002	2001

Income Statement Data:

Revenues	$535,076	$520,412	$605,017	$743,681	$826,993
Cost of sales	320,147	304,161	366,170	453,131	493,861

Gross profit	214,929	216,251	238,847	290,550	333,132

Selling, general & administrative expenses	160,002	140,805	152,808	181,867	203,377
Restructuring and other charges(1)	5,059	—	6,536	3,500	—
Intangibles amortization (2)	1,332	246	377	170	12,821

Operating income	48,536	75,200	79,126	105,013	116,934

Interest expense, net	2,755	1,808	2,826	6,268	11,312

Income tax expense	15,754	26,002	27,386	36,428	41,040

Net income	$29,912	$47,243	$48,685	$62,042	$64,190

Basic earnings per share	$1.72	$2.60	$2.46	$3.11	$3.40

Diluted earnings per share	$1.68	$2.52	$2.39	$2.97	$3.22

Dividends declared per common share	$0.23	$0.20	$0.10	$—	$—

Balance Sheet Data (at end of period):
Working capital (3)	$112,535	$109,431	$118,592	$143,464	$138,922
Total assets	772,890	617,302	626,729	650,787	652,930
Long-term debt	147,196	35,177	49,453	75,497	124,066
Total debt	147,888	36,238	50,379	78,676	129,437
Stockholders’ equity	490,701	504,904	494,422	490,098	388,951

(1)	See Note 17 of the Notes to Consolidated Financial Statements.

(2)	See Note 5 of the Notes to Consolidated Financial Statements.

(3)	Represents Current Assets minus Current Liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company offers one-source network infrastructure services for: data networks (Data Services), including structured cabling for wired and wireless systems; voice systems (Voice Services), including new and upgraded telephony systems; and 24/7/365 hotline technical support (Hotline Services) for more than 118,000 network infrastructure products that it sells through its catalog, Internet Web site and on-site services offices.

References herein to “Fiscal Year” or “Fiscal” mean the Company’s Fiscal Year ended March 31 for the year referenced.

The Company manages its business based on geographic segments: North America, Europe and All Other. In addition, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis. During the fiscal years ended 2005 and 2003, the Company recorded a pre-tax charge for restructuring and other charges of approximately $5.1 million and $6.5 million, respectively. In addition, the Company incurred charges during Fiscal 2005 of $7.1 million pre-tax, comprised of acquisition related expenses from the purchase of Norstan of $2.7 million and $4.4 million of costs associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) (hereafter referred to as “reconciling items”).

On January 25, 2005, the Company completed the acquisition of Norstan. Norstan is a full-service communications solutions and services company delivering voice and data technology solutions, and remanufactured equipment to corporate end-users and public sector companies. Norstan has offices located throughout the U.S. and Canada. The Norstan solution is complementary to Black Box’s existing service solutions and will allow the Company to immediately expand its operational footprint; provide additional marketing opportunities via cross-selling; and, most importantly, provide its collective customers a stronger worldwide technical services partner. Norstan’s results of operations are included in the Company’s financial statements from the completion date of the acquisition. Norstan’s revenues are included in North America and Voice Services revenues.

Dollars in Thousands, unless Otherwise Indicated

The tables below should be read in conjunction with the following discussion.

	Year Ended March 31,
	2005		2004		2003

		% of total		% of total		% of total
	$	revenues	$	revenues	$	revenues
By Geography
Revenues:
North America	$355,013	66%	$341,299	66%	$412,247	68%
Europe	142,838	27%	142,158	27%	153,477	25%
All Other	37,225	7%	36,955	7%	39,293	7%

Total	$535,076	100%	$520,412	100%	$605,017	100%

Operating Income:
North America	$26,798		$44,281		$53,079
% of North America revenues	7.5%		13.0%		12.9%
Europe	13,639		21,812		17,729
% of Europe revenues	9.5%		15.3%		11.6%
All Other	8,099		9,107		8,318
% of All Other revenues	21.8%		24.6%		21.2%

Total	$48,536		$75,200		$79,126
% of Total revenues	9.1%		14.5%		13.1%

Restructuring and other charges and reconciling items:
North America	$11,156		$—		$1,790
Europe	1,003		—		4,592
All Other	—		—		154

Total	$12,159		$—		$6,536
% of Total revenues	2.3%				1.1%

Information on revenues and gross profit for data services, voice services and hotline services is presented below:

	Year Ended March 31,
	2005		2004		2003

		% of total		% of total		% of total
	$	revenues	$	revenues	$	revenues
By Service Type
Revenues:
Data Services (1)	$200,935	38%	$214,299	41%	$275,842	45%
Voice Services (2)	106,540	20%	68,241	13%	77,070	13%
Hotline Services	227,601	42%	237,872	46%	252,105	42%

Total	$535,076	100%	$520,412	100%	$605,017	100%

Gross Profit:
Data Services	$59,354		$67,329		$85,122
% of Data Services revenues	29.5%		31.4%		30.9%
Voice Services	36,255		23,999		25,090
% of Voice Services revenues	34.0%		35.2%		32.6%
Hotline Services	119,320		124,923		128,635
% of Hotline Services revenues	52.4%		52.5%		51.0%

Total	$214,929		$216,251		$238,847
% of Total revenues	40.2%		41.6%		39.5%

(1)	Previously designated as Structured Cabling Services

(2)	Previously designated as Telephony Services

Fiscal 2005 Compared To Fiscal 2004

Total Revenues

Total revenues for Fiscal 2005 were $535,076, an increase of 3% compared to Fiscal 2004 total revenues of $520,412. The increase was due to the acquisition of Norstan during the fourth quarter, which added $35,208 of revenues to total Fiscal 2005 results. Excluding the Norstan acquisition, revenues would have decreased 4%. The overall decrease was generally due to weak general economic conditions that affected client demand, offset in part by $11,860 positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2004, and excluding the impact of the Norstan acquisition, total Fiscal 2005 revenues would have decreased a total of 6% compared to Fiscal 2004.

Revenues by Geography

North America Revenues

Revenues in North America were $355,013 for Fiscal 2005, an increase of 4% compared to $341,299 for Fiscal 2004. The North America revenue increase was due to the acquisition of Norstan, which added $35,208 of revenues to total Fiscal 2005 results. Excluding the Norstan acquisition, revenues would have decreased 6%. The overall decrease was generally due to weak general economic conditions that affected client demand, offset in part by $235 positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2004, and excluding the impact of the Norstan acquisition, total Fiscal 2005 revenues would have decreased a total of $21,729, with no change to the percentage decrease.

Europe Revenues

Revenues in Europe were $142,838 for Fiscal 2005, comparable to Fiscal 2004 revenues of $142,158. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2004, Europe revenues would have decreased by $10,253 to $132,585 for a decrease of 7%. The Company believes the overall decline in Europe revenues was due to weak general economic conditions that affected client demand.

All Other Revenues

Revenues for All Other were $37,225 for Fiscal 2005, an increase of 1% compared to $36,955 for Fiscal 2004. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2004, All Other revenues would have decreased by $1,372 to $35,853 for a decrease of 3%. The Company believes the overall revenue decline in these regions was due to weak general economic conditions that affected client demand.

Revenue by Service Type

Data Services

Revenues from Data Services were $200,935 for Fiscal 2005, a decrease of 6% compared to $214,299 for Fiscal 2004. The Company believes the overall decline in Data Services revenue was driven by weak general economic conditions, offset in part by $4,444 positive impact of exchange rates relative to the U.S. dollar for its International Data Services. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2004, Data Services revenues would have decreased 8%.

Voice Services

Revenues from Voice Services were $106,540 for Fiscal 2005, an increase of 56% compared to $68,241 for Fiscal 2004. The increase is primarily due to the acquisition of Norstan during the fourth quarter, which added $35,208 of revenues to total Fiscal 2005 results. Excluding the effects of the Norstan acquisition, Voice Services revenues increased 5% over Fiscal 2004. There was no exchange rate impact on Voice Service revenues as all of the Company’s Voice Services revenue is denominated in U.S. dollars.

Hotline Services

Revenues from Hotline Services were $227,601 for Fiscal 2005, a decrease of 4% compared to $237,872 for Fiscal 2004. The Company believes the overall decline in Hotline Services revenues was driven by weak general economic conditions, offset in part by $7,417 positive impact of exchange rates relative to the U.S. dollar for its International Hotline Services. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2004, Hotline Services revenues would have decreased 7%.

Gross Profit

Gross profit dollars for Fiscal 2005 decreased to $214,929 from $216,251 for Fiscal 2004. The decrease in gross profit dollars over the prior year was due to the decline in revenues. Gross profit as a percent of revenues for Fiscal 2005 decreased to 40.2% of revenues from 41.6% of revenues for Fiscal 2004. The decrease in gross profit percentage was due primarily to service mix and $1,028 of negative impact related to the amortization of the step-up to fair value of Norstan inventory recorded through purchase accounting (see Notes to Consolidated Financial Statements). The Company expects to record the remaining $1,543 of amortization during the first quarter of Fiscal 2006.

Gross profit dollars for Data Services were $59,354, or 29.5% of revenues, for Fiscal 2005 compared to $67,329, or 31.4% of revenues, for Fiscal 2004. Gross profit dollars for Voice Services were $36,255, or 34.0% of revenues, for Fiscal 2005 compared to $23,999, or 35.2% of revenues, for Fiscal 2004. Gross profit dollars for Hotline Services were $119,320, or 52.4% of revenues, for Fiscal 2005 compared to $124,923, or 52.5% of revenues, for Fiscal 2004.

SG&A Expenses

Selling, general and administrative (“SG&A”) expenses for Fiscal 2005 were $160,002, an increase of $19,197 over SG&A expenses of $140,805 for Fiscal 2004. SG&A expenses as a percent of revenue for Fiscal 2005 were 29.9% of revenues compared to 27.1% of revenues for Fiscal 2004. The dollar increase is primarily due to: the acquisition of Norstan which added $11,550 of SG&A expenses, $4,400 of costs incurred in relation to the Company’s compliance with the requirements of Section 404 and a $2,100 increase in worldwide marketing costs.

Restructuring and Other Charges

In the fourth quarter of Fiscal 2005, the Company recorded a restructuring and other charge of $5,059. This charge was comprised of $3,019 for staffing level adjustments and real estate consolidations in Europe and North America, and $2,040 for the final settlement of a previously disclosed litigation matter. Of this charge, $4,056 and $1,003 related to North America and Europe, respectively. See Notes to Consolidated Financial Statements for further details related to the restructuring and other charges. In addition, the Company expects to record in the first quarter of Fiscal 2006 a $4,000 to $5,000 pre-tax restructuring charge to complete its staffing level adjustments in Europe and North America and for real estate consolidations.

Intangibles Amortization

Intangibles amortization for Fiscal 2005 increased to $1,332 from $246 for Fiscal 2004. The increase was primarily attributable to the addition of $15,971 of intangible assets acquired through the Norstan acquisition. These intangibles consisted of non-compete agreements, backlog and customer relationships and will be amortized from one to twenty years (see Notes to Consolidated Financial Statements). The Company recorded an additional $759 of amortization expense in the fourth quarter due to these intangibles. The Company expects to incur additional amortization expense relative to these newly acquired intangibles of $3,808 in Fiscal 2006 and approximately $600 thereafter until Fiscal 2025. In addition, the Company paid $1,352 of deferred financing costs related to the Credit Agreement, for which $92 of amortization was recognized during Fiscal 2005. These costs will be amortized through Fiscal 2009.

Operating Income

Operating income for Fiscal 2005 was $48,536, or 9.1% of revenues, compared to $75,200, or 14.5% of revenues, for Fiscal 2004.

Interest Expense, Net

Net interest expense for Fiscal 2005 increased to $2,755 from $1,808 for Fiscal 2004 due to an increase in the weighted average outstanding debt of approximately $74,977 for Fiscal 2005 compared to approximately $52,000 for Fiscal 2004. The increase in debt relates primarily to the Norstan acquisition. In addition, the weighted average interest rate outstanding for Fiscal 2005 was 2.98%, an increase of 1.01% compared to the Fiscal 2004 rate of 1.97%

Provision for Income Taxes

The tax provision for Fiscal 2005 was $15,754, an effective tax rate of 34.5%. This compares to the tax provision for Fiscal 2004 of $26,002, an effective tax rate of 35.5%. The tax rate for Fiscal 2005 was lower than Fiscal 2004 due to the effect of implementing various international tax planning strategies.

The annual effective tax rate is lower than the U.S. statutory rate of 35.0% primarily due to foreign income taxes at rates lower than 35.0%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net Income

Net income for Fiscal 2005 was $29,912, or 5.6% of revenues, compared to $47,243, or 9.1% of revenues, for Fiscal 2004. The decrease in net income dollars is primarily due to the restructuring and other charges and reconciling items incurred during Fiscal 2005.

Fiscal 2004 Compared To Fiscal 2003

Total Revenues

Total revenues for Fiscal 2004 were $520,412, a decrease of 14% compared to Fiscal 2003 total revenues of $605,017. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2004, Fiscal 2004 total revenues would have been lower by an additional $21,154, for a total decrease of 17%.

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

Revenue by Service Type

Data Services

Revenues from Data Services were $214,299 for Fiscal 2004, a decrease of 22% compared to $275,842 for Fiscal 2003. The Company believes the overall decline in Data Services revenues was driven by weak general economic conditions, offset in part by $7,248 of positive impact of exchange rates relative to the U.S. dollar for its International Data Services. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2003, Data Services revenues would have decreased 25%.

Voice Services

Revenues from Voice Services were $68,241 for Fiscal 2004, a decrease of 11% compared to $77,070 for Fiscal 2003. The Company believes the overall decline in Voice Services revenues was driven by weak general economic conditions. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenue is denominated in U.S. dollars.

Hotline Services

Revenues from Hotline Services were $237,872 for Fiscal 2004, a decrease of 6% compared to $252,105 for Fiscal 2003. The Company believes the overall decline in Hotline Services revenues was driven by weak general economic conditions, offset in part by $13,906 of positive impact of exchange rates relative to the U.S. dollar for its International Hotline Services. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2003, Hotline Services revenues would have decreased 11%.

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

SG&A Expenses

Selling, general and administrative (“SG&A”) expenses for Fiscal 2004 were $140,805, a decrease of $12,003 over SG&A expenses of $152,808 for Fiscal 2003. The dollar decrease from Fiscal 2003 to Fiscal 2004 was the result of the Company’s cost reduction efforts worldwide. SG&A expenses as a percent of revenue for Fiscal 2004 were 27.1% of revenues compared to 25.3% of revenues for Fiscal 2003. The percentage increase is due to the percentage change in revenues being greater than the percentage change in the overall cost structure.

Restructuring and Other Expense

There were no restructuring and other charges in Fiscal 2004.

In the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 related to staffing level adjustments and real estate consolidations in North America, Europe and Latin America. Of this charge, $1,790, $4,592 and $154 related to North America, Europe and Latin America, respectively. See Notes to Consolidated Financial Statements for further details related to the restructuring charges.

Intangibles Amortization

Intangibles amortization for Fiscal 2004 decreased to $246 from $377 for Fiscal 2003 due to acquired backlog becoming fully amortized in first quarter Fiscal 2004.

Operating Income

Operating income for Fiscal 2004 was $75,200, or 14.5% of revenues, compared to $79,126, or 13.1% of revenues, for Fiscal 2003.

The decrease in operating income dollars is primarily due to the decrease in revenues. The increase in operating income as a percent of revenues was due primarily to the gross profit percentage improvement and restructuring expenses, offset in part by the increase in SG&A as a percent of revenues.

Interest Expense, Net

Net interest expense for Fiscal 2004 decreased to $1,808 from $2,826 for Fiscal 2003 due to reduction in the weighted average outstanding debt of approximately $52,000 for Fiscal 2004 compared to approximately $63,000 for Fiscal 2003, and a weighted average interest rate reduction of approximately 0.4% during Fiscal 2004.

Provision for Income Taxes

The tax provision for Fiscal 2004 was $26,002, an effective tax rate of 35.5%. This compares to the tax provision for Fiscal 2003 of $27,386, an effective tax rate of 36.0%. The tax rate for Fiscal 2004 was lower than Fiscal 2003 due to the change in the overall mix of taxable income among worldwide offices with differing tax rates. The annual effective tax rates were higher than the U.S. statutory rate of 35.0% primarily due to state income taxes, offset by foreign income tax credits. The Company anticipates that its deferred tax asset benefit is realizable.

Net Income

Net income for Fiscal 2004 was $47,243, or 9.1% of revenues, compared to $48,685, or 8.0% of revenues, for Fiscal 2003. The decrease in net income dollars is primarily due to the year over year decline in revenues. The increase in net income percentage was due primarily to the gross profit percentage improvement, the decrease in the tax rate and the avoidance of restructuring expenses in Fiscal 2004, offset in part by the increase in SG&A as a percent of revenues.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for Fiscal 2005, 2004 and 2003 was $52,206, $74,955 and $92,577, respectively. Reflected as a source of cash in Fiscal 2005 are decreases in accounts receivable and other current assets, and increases in accounts payable and accrued liabilities. In both Fiscal 2004 and 2003, the decreases in accounts receivable, inventories and other current assets were a source of cash, while decreases in accounts payable and accrued liabilities were a use of cash.

At March 31, 2005, the Company had cash and cash equivalents of $11,592, working capital of $112,535 and long-term debt of $147,196.

The Company anticipates that approximately $1,500 to $2,500 will be incurred during Fiscal 2006 for the ongoing monitoring and testing requirements of Section 404.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.

Investing Activities

Net cash used in investing activities during Fiscal 2005, 2004 and 2003 was $104,765, $2,832 and $8,126, respectively. Cash used by investing activities for all periods primarily represented capital expenditures and acquisition of businesses.

During Fiscal 2005, gross capital expenditures were $3,506, while capital disposals were $1,187. Gross capital expenditures were $1,673, while capital disposals were $1,851 in Fiscal 2004. Gross capital expenditures were $1,557, while capital disposals were $1,253 in Fiscal 2003. Gross capital expenditures for Fiscal 2006 are projected to be $5,000 to $7,000 and will be spent primarily on information systems, general equipment and facility improvements.

The net cash impact of acquisitions during Fiscal 2005, 2004 and 2003 was $102,553, $0 and $4,639, respectively. See Note 18 of the Notes to Consolidated Financial Statements for additional detail on acquisitions made during Fiscal 2005 and 2003. The cash impact of prior merger-related (recoveries)/payments, such as earn-outs, made during Fiscal 2005, 2004 and 2003 was $(107), $3,010 and $3,183, respectively.

Financing Activities

Net cash provided by/(used) in financing activities during Fiscal 2005, 2004 and 2003 was $55,800, $(76,875) and $(83,396), respectively. Cash provided by financing activities in Fiscal 2005 primarily represents the net increase in debt obligations and cash received from the exercise of stock options, offset by cash used for dividends and purchase of treasury stock. Cash provided by financing activities in Fiscal 2004 and 2003 primarily represents the net reduction of debt obligations, dividends and purchase of treasury stock, offset by cash received from the exercise of stock options.

Total Debt

In June 2004, the Company entered into a $120,000 amended and restated credit facility with Citizens Bank of Pennsylvania, as agent, and a group of lenders (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, up to $5,000 was available for use under a swing line facility (at a LIBOR rate plus a margin) and up to $15,000 was available for use in connection with letters of credit.

Interest under the Amended and Restated Credit Facility was variable based on the Company’s option of selecting the bank’s LIBOR rate plus an applicable margin or the base rate plus an applicable margin. The majority of the Company’s borrowings were under the LIBOR option. The applicable margin was adjusted each quarter based on the consolidated leverage ratio (as defined in the Amended and Restated Credit Facility). The applicable margin varied from 0.75% to 1.75% on the LIBOR rate option and from 0.00% to 0.75% on the base rate option. The Amended and Restated Credit Facility provided for the payment of quarterly commitment fees on unborrowed funds, also based on the consolidated leverage ratio. The commitment fee percentage ranged from 0.15% to 0.375%.

On January 24, 2005, in connection with the acquisition of Norstan (see Note 18 of the Notes to Consolidated Financial Statements), the Company amended and restated the Amended and Restated Credit Facility (the “Second Amended and Restated Credit Facility”), also with Citizens Bank of Pennsylvania, as agent, and a group of lenders. Borrowings under the Second Amended and Restated Credit Facility are permitted up to a maximum amount of $240,000, including up to $15,000 of swingline loans and $25,000 of letters of credit. The Second Amended and Restated Credit Facility may be increased by the Company up to an additional $60,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Second Amended and Restated Credit Facility accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.50% (determined by a leverage ratio based on the Company’s EBITDA).

The other terms and conditions of the Second Amended and Restated Credit Facility are substantially the same as the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility expires on August 31, 2008. As previously discussed, the Second Amended and Restated Credit Facility was amended and is referred to herein as the “Credit Agreement.”

The Company’s total debt as of March 31, 2005 of $147,888 was comprised of $146,560 under the Credit Agreement, $772 of obligations under capital leases and $556 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company during the fourth quarter ending March 31, 2005 and March 31, 2004 was approximately 3.61% and 1.84%, respectively, and the weighted average interest rate on all indebtedness of the Company during the year ended March 31, 2005 and March 31, 2004 was 2.98% and 1.97%, respectively. In addition, as of March 31, 2005, the Company had $7,909 of letters of credit outstanding and $85,531 available under the Credit Agreement.

Dividends

Beginning in the third quarter of Fiscal 2003 and in all subsequent quarters through the first quarter of Fiscal 2005, the Company’s Board of Directors declared quarterly cash dividends of $0.05 per share on all outstanding shares of Common Stock. In August 2004, the Company declared an increase to its current annual dividend payment rate from $0.20 to $0.24 so as to provide an additional return on investment to its stockholders. In the second quarter of Fiscal 2005 and in all subsequent quarters through the fourth quarter of Fiscal 2005, the Company’s Board of Directors declared quarterly cash dividends of $0.06 per share on all outstanding shares of Common Stock.

The dividend declared in the fourth quarter of Fiscal 2005 totaled $1,010 and was paid on April 15, 2005 to stockholders of record at the close of business on March 31, 2005. The dividend declared in the first quarter of Fiscal 2006 will be paid on July 15, 2005 to stockholders of record at the close of business on June 30, 2005. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.

Repurchase of Common Stock

During the fourth quarter of Fiscal 2005, the Company repurchased approximately 494,000 shares of the Common Stock for an aggregate purchase price of approximately $19,327. Repurchases for the year ended March 31, 2005 totaled approximately 1,400,000 shares of the Common Stock for $56,912. Since inception of the repurchase program in April 1999 through March 31, 2005, the Company has repurchased in aggregate approximately 6,900,000 shares of the Common Stock for approximately $297,000. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

The Credit Agreement (see Note 6 of the Notes to Consolidated Financial Statements), provides that the Company is not permitted to repurchase the Common Stock if the Company is in default under the Credit Agreement or would be in default under the Credit Agreement as a result of such repurchase. Additionally, without the consent of the lenders holding a majority of the commitments, which consent may not be unreasonably withheld, the Company is not permitted to repurchase more than $20,000 of the Common Stock from January 24, 2005 through and including July 24, 2005 and may not repurchase stock if it is not in compliance with a leverage ratio.

Foreign Currency Exchange Impact

The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency, although intercompany sales to the Company’s subsidiaries in Brazil, Chile, Mexico and Singapore are denominated in U.S. dollars.

The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in other comprehensive income (loss) (“OCI”) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to earnings at that time.

At March 31, 2005, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollar, Swiss franc, Japanese yen, Swedish krona, Danish krone, Norwegian kroner and Australian dollar. The open contracts have contract rates of 0.7462 to 0.7748 Euro, 0.5202 to 0.5398 Pound sterling, 1.1834 to 1.2403 Canadian dollar, 1.1270 to 1.1701 Swiss franc, 101.20 to 102.34 Japanese yen, 6.7407 to 6.9755 Swedish krona, 5.5175 to 5.7605 Danish krone, 6.0928 to 6.3252 Norwegian kroner and 1.2784 to 1.3053 Australian dollar, all per U.S. dollar.

The total open contracts, with a notional amount of approximately $30,413, have a fair value of $29,777 and will expire within six months.

Contractual Obligations

The Company has various contractual obligations and commitments to make future payments including debt agreements, operating and capital lease obligations and discounted lease rental commitments. See Notes 6, 7 and 9 of the Notes to Consolidated Financial Statements for additional information about these obligations and commitments.

The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2005. Except as set forth in the following table, the Company does not have any material long-term purchase obligations (as defined in SEC Regulation S-K 303(a)(5)) nor other long-term liabilities that are reflected on its balance sheet as of March 31, 2005:

	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt obligations	$147,116	$556	$—	$146,560	$—
Interest expense on long-term debt	14,930	4,375	8,735	1,820	—
Capital lease obligations	772	136	452	184	—
Operating lease obligations	60,534	16,069	21,151	13,126	10,188
Discounted lease rentals	920	890	30	—	—

Total contractual obligations	$224,272	$22,026	$30,368	$161,690	$10,188

The following table summarizes significant commercial commitments of the Company as of March 31, 2005 and the related expiration per period:

	Amount of Commitment Expiration Per Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Letters of credit	$7,909	$7,909	—	—	—

Total commercial commitments	$7,909	$7,909	—	—	—

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than those disclosed above, that are material to investors.

Recent Accounting Pronouncements

FIN No. 46, Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46”). The guidance expanded upon and clarified existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued a revision to FIN No. 46 (“FIN No. 46R”) that modified some of the provisions and effective dates of FIN No. 46, and provided exemptions to certain entities from the original guidance.

FIN No. 46R sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. As amended, the consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. There was no impact to the Company upon the adoption of FIN No. 46 and FIN No. 46R.

SFAS No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB No. 123”), supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). The Statement is effective for public companies at the beginning of the first annual reporting period that begins after June 15, 2005.

As permitted by FASB No. 123, the Company currently accounts for its stock-based compensation plans under APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or cash flows. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the amounts in its pro forma disclosure as described in the disclosure of pro forma net income and earnings per share in Note 1 of the Notes to Consolidated Financial Statements. Based on SFAS No. 123(R), the Company will transition to the new requirements by using the modified prospective transition method. This transition method requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they are dependant on, among other things, when employees exercise stock options. The amount of operating cash flows recognized for such excess tax deductions was $3,472, $6,789 and $1,822 during Fiscal 2005, 2004 and 2003, respectively.

The Company plans to adopt SFAS No. 123(R) as of the first day of the first quarter of Fiscal 2007, or April 1, 2006, as required.

FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In October 2004, the “American Jobs Creation Act of 2004” was signed into law. The law creates a temporary incentive for U.S. multinational companies to repatriate a portion of accumulated income earned outside of the U.S. at an effective tax rate of 5.25%. The law also includes a tax deduction of up to 9 percent of the lesser of (a) “qualified production activities income” or (b) taxable income. An issue arose as to whether that deduction should be accounted for as a special deduction or a tax rate reduction under FASB Statement No. 109.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS 109. The Company is currently assessing the impact of this special deduction on its deferred taxes.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 allows additional time to assess the effect of repatriating international earnings under the law, and requires explanatory disclosures from those who need the additional time.

The Company is evaluating the effects of the law, and recent regulations, on its plan for reinvestment or repatriation of international earnings. The possible amounts of unremitted earnings available for repatriation under the law, and the potential range of income tax effects of such repatriation, cannot be reasonably estimated as of the time of this filing.

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable for the circumstances. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity. See also Note 1 of the Notes to Consolidated Financial Statements for a summary of the Company’s significant accounting policies.

Revenue Recognition

Within the Company’s hotline services, revenues are recognized when title to products sold passes to the customer, which generally occurs upon shipment from the Company’s location.

Within the Company’s data and voice services, revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services, when the services are provided and revenues generally are recognized from the sale of IP application software upon delivery. Service contracts are generally pre-billed and are reflected on the balance sheet as deferred revenue and are generally recognized as revenue over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements.

The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. These allowances are based on both recent trends of certain clients estimated to be a greater credit risk as well as general trends of the entire client pool. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In order to calculate the appropriate provision, the Company reviews its accounts receivable aging and calculates an allowance through application of historic reserve factors to specifically identified at risk receivables. In addition to specific reserves, a general reserve is provided based upon the age of the receivables. The Company’s policy is to fully reserve for accounts receivable when an account is determined to be uncollectible.

Inventories and Related Inventory Reserves

The Company’s inventory is valued at the lower of cost or market value and has been reduced by an allowance for excess and obsolete inventories. The Company records an estimate for slow moving and obsolete inventory based upon product knowledge, physical inventory observation, future demand and market conditions and an aging analysis of the inventory on hand. If actual market conditions are less favorable than those projected by management, additional reductions to inventory may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any reductions.

Loss Contingencies

The Company incurs contingencies as a normal part of its business operations, such as future warranty obligations and potential liabilities relating to legal or regulatory matters. The Company accrues for contingent obligations when a loss is probable and the amount can be reasonably estimated.

Deferred Tax Valuation Allowances

Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made.

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment and intangible assets other than goodwill and indefinite life intangibles whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in the Company’s business model, capital strategy, economic conditions or operating performance. The Company’s evaluation is based upon, among other things, assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, the Company would recognize an impairment loss. The Company continually applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill and indefinite life intangibles for impairment at least annually. Changes in management’s judgments and estimates could significantly affect the Company’s analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Estimated fair values of reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Significant changes to the judgments and estimates used in the models could result in a significantly different estimate of the fair value of the reporting units, which could result in an impairment of goodwill.

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

Inflation

The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.

Risk Factors

The Company operates in a highly competitive industry:

•	The Company has a variety of competitors. There can be no assurance that the Company will be able to continue to compete effectively against existing competitors or new competitors that may enter the market in the future.

The Company is subject to the risks of doing business internationally:

•	The Company’s operations in foreign countries are subject to the risks normally associated with foreign operations, including, but not limited to, possible changes in export or import restrictions, the inability to effect currency exchanges, the impact of inflation and the modification or introduction of other governmental policies with potentially adverse effects.

•	In addition, the Company may be exposed to gains or losses attributable to fluctuations in currency value. In an effort to reduce the Company’s exposure, the Company has in the past, and may in the future, enter into forward exchange contracts to reduce the impact of currency fluctuations in intercompany transactions denominated in foreign currencies.

Business is dependent upon the Company’s key personnel:

•	The Company’s success depends to a significant degree upon the continued contributions of key personnel around the world. Most key personnel have executed non-competition agreements. If certain key personnel were to leave Black Box, the Company’s business could be adversely affected.

Forward Looking Statements

When included in this Annual Report or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates,” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical service companies and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of business that include interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

The Company’s primary interest rate risk relates to its long-term debt obligations. At March 31, 2005, the Company had total long-term obligations, including the current portion of those obligations, of $147,888. Of that amount, $1,328 was in fixed rate obligations and $146,560 was in variable rate obligations. For the amounts in variable rate debt at March 31, 2005, an instantaneous 100 basis point increase in the interest rate would reduce the Company’s expected net income in the subsequent year by $1,017, assuming the Company employed no intervention strategies. The Company has no interest rate hedging agreements.

Foreign Exchange Rate Risk

The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. To mitigate this risk, the Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions. See Note 1 of the Notes to Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

At March 31, 2005, the Company had total open contracts valued at approximately $30,413 with a fair value of approximately $29,777.

The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited the accompanying consolidated balance sheet of Black Box Corporation as of March 31, 2005 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2005 schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Black Box Corporation’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 25, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
May 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Black Box Corporation:

We have audited the accompanying consolidated balance sheet of Black Box Corporation and subsidiaries as of March 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows in each of the two years in the period ended March 31, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a)2 for the years ended March 31, 2004 and 2003. These financial statements and supplemental schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Box Corporation and subsidiaries as of March 31, 2004, and the consolidated results of their operations and their cash flows in each of the two years in the period ended March 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the years ended March 31, 2004 and 2003 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
June 10, 2004

BLACK BOX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
In thousands, except per share amounts	2005	2004	2003

Revenues	$535,076	$520,412	$605,017
Cost of sales	320,147	304,161	366,170

Gross profit	214,929	216,251	238,847

Selling, general and administrative expenses	160,002	140,805	152,808
Restructuring and other charges	5,059	—	6,536
Intangibles amortization	1,332	246	377

Operating income	48,536	75,200	79,126

Interest expense, net	2,755	1,808	2,826
Other expense, net	115	147	229

Income before provision for income taxes	45,666	73,245	76,071

Provision for income taxes	15,754	26,002	27,386

Net income	$29,912	$47,243	$48,685

Earnings per common share
Basic	$1.72	$2.60	$2.46
Diluted	$1.68	$2.52	$2.39

Weighted average common shares outstanding
Basic	17,411	18,173	19,781
Diluted	17,845	18,766	20,342

Dividends per share	$0.23	$0.20	$0.10

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2005	2004

Assets
Cash and cash equivalents	$11,592	$9,306
Accounts receivable, net of allowance for doubtful accounts of $7,342 and $10,426	116,865	97,203
Lease receivables	1,697	—
Inventories, net	57,176	40,162
Costs and estimated earnings in excess of billings on uncompleted contracts	25,695	13,763
Deferred tax asset	9,236	4,131
Net current assets of discontinued operations	549	—
Other current assets	14,724	10,623

Total current assets	237,534	175,188
Property, plant and equipment, net	38,268	29,269
Goodwill, net	444,567	380,769
Other intangibles, net	44,157	29,546
Lease receivables, net of current portion	473	—
Deferred tax asset	3,793	—
Discontinued operations, net of current portion	373	—
Other assets	3,725	2,530

Total assets	$772,890	$617,302

Liabilities
Current maturities of long-term debt	$692	$1,061
Current maturities of discounted lease rentals	890	—
Accounts payable	36,032	30,709
Billings in excess of costs and estimated earnings on uncompleted contracts	8,947	5,665
Deferred revenue	21,456	—
Accrued liabilities:
Compensation and benefits	13,073	7,849
Restructuring	6,709	593
Other liabilities	33,905	16,185
Income taxes	3,295	3,695

Total current liabilities	124,999	65,757
Long-term debt	147,196	35,177
Discounted lease rentals	30	—
Deferred taxes	—	11,050
Other liabilities	75	414
Restructuring reserve	9,889	—
Stockholders’ Equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 16,840 and 17,859 shares outstanding	24	23
Additional paid-in capital	336,290	324,219
Retained earnings	428,632	402,675
Treasury stock, at cost, 6,935 and 5,534 shares	(296,797)	(239,885)
Accumulated other comprehensive income	22,552	17,872

Total stockholders’ equity	490,701	504,904

Total liabilities and stockholders’ equity	$772,890	$617,302

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
In thousands, except share amounts	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income	Total

Balance at March 31, 2002	0	$0	22,351,049	$22	$287,714	$312,288	$(100,355)	$(9,571)	$490,098

Comprehensive income:
Net income						48,685			48,685
Foreign currency translation adjustment								12,808	12,808
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax								233	233
Reclassification of unrealized losses on expired derivatives								168	168

Comprehensive income									61,894

Dividends declared						(1,936)			(1,936)
Purchase of treasury stock							(63,192)		(63,192)
Issuance of common stock			23,836	1	968				969
Exercise of options, net of tax			219,149		4,767				4,767
Tax benefit from exercised options					1,822				1,822

Balance at March 31, 2003	0	0	22,594,034	23	295,271	359,037	(163,547)	3,638	494,422

Comprehensive income:
Net income						47,243			47,243
Foreign currency translation adjustment								14,013	14,013
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax								454	454
Reclassification of unrealized gains on expired derivatives								(233)	(233)

Comprehensive income									61,477

Dividends declared						(3,605)			(3,605)
Purchase of treasury stock							(76,338)		(76,338)
Exercise of options, net of tax			799,644		22,159				22,159
Tax benefit from exercised options					6,789				6,789

Balance at March 31, 2004	0	0	23,393,678	23	324,219	402,675	(239,885)	17,872	504,904

Comprehensive income:
Net income						29,912			29,912
Foreign currency translation adjustment								5,281	5,281
Unrealized losses on derivatives designated and qualified as cash flow hedges, net of tax								(147)	(147)
Reclassification of unrealized gains on expired derivatives								(454)	(454)

Comprehensive income									34,592

Stock compensation expense					680				680
Dividends declared						(3,955)			(3,955)
Purchase of treasury stock							(56,912)		(56,912)
Exercise of options, net of tax			381,272	1	7,919				7,920
Tax benefit from exercised options					3,472				3,472

Balance at March 31, 2005	0	$0	23,774,950	$24	$336,290	$428,632	$(296,797)	$22,552	$490,701

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2005	2004	2003

Operating Activities
Net income	$29,912	$47,243	$48,685
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,955	6,765	8,016
Gain on disposal of assets	—	(531)	—
Deferred tax (benefit)/provision	(77)	2,386	(7,811)
Stock compensation expense	680	—	—
Tax benefit from exercised options	(3,472)	(6,789)	(1,822)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	8,878	7,486	23,111
Inventories, net	(76)	1,144	7,994
Other current assets	3,307	16,455	27,898
Proceeds from lease contracts	504	—	—
Accounts payable and accrued liabilities	4,595	796	(13,494)

Net cash provided by operating activities	52,206	74,955	92,577

Investing Activities
Capital expenditures	(3,506)	(1,673)	(1,557)
Capital disposals	1,187	1,851	1,253
Acquisition of businesses, net of cash acquired	(102,553)	—	(4,639)
Prior merger-related recovery/(payments)	107	(3,010)	(3,183)

Net cash used in investing activities	(104,765)	(2,832)	(8,126)

Financing Activities
Repayment of borrowings	(127,959)	(229,914)	(132,465)
Proceeds from borrowings	238,409	215,600	103,750
Repayments on discounted lease rentals	(458)	—	—
Proceeds from the exercise of options	7,919	22,159	4,767
Payment of dividends	(3,847)	(3,663)	(975)
Deferred financing costs	(1,352)	—	—
Purchase of treasury stock	(56,912)	(81,057)	(58,473)

Net cash provided by/(used) in financing activities	55,800	(76,875)	(83,396)

Foreign currency exchange impact on cash	(955)	15	(435)

Increase/(decrease) in cash and cash equivalents	2,286	(4,737)	620
Cash and cash equivalents at beginning of year	9,306	14,043	13,423

Cash and cash equivalents at end of year	$11,592	$9,306	$14,043

Supplemental Cash Flow:
Cash paid for interest	$3,045	$1,808	$2,826
Cash paid for income taxes	17,064	25,176	28,120
Non-cash financing activities:
Dividends payable	1,011	903	961
Capital leases	714	—	—
Treasury stock repurchases payable	—	—	4,719

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1: Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves and intangible assets. Actual results could differ from those estimates.

Allowance for doubtful accounts receivable: Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of clients to make required payments. These allowances are based on both recent trends of clients estimated to be a greater credit risk as well as general trends of the entire client pool. Specific accounts are evaluated on a case-by-case basis before they are written off.

Sales returns: At the time of sale, an estimate for sales returns is recorded based on historical experience.

Inventory valuation: The Company records an estimate for slow moving and obsolete inventory based upon product knowledge, physical inventory observation and an aging analysis of the inventory on hand.

Loss Contingencies: The Company accrues for contingent obligations when a loss is probable and the amount can be reasonably estimated.

Warranties: Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized based on historical experience.

Intangible Assets: The Company has purchased intangible assets, such as customer relationships, non-compete agreements and backlog, which have finite lives. These intangible assets are amortized over the estimated economic lives.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market.

Inventories

Inventories are valued at the lower of cost or market. The first-in, first-out average cost method is used to value the majority of the inventory. However, some locations of the Company use other methods, including first-in first-out and actual current costs.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments, which substantially extend the useful life of the property, are capitalized at cost. Upon sale or other disposition of assets, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

Depreciation is computed using the straight-line method based on the estimated useful lives of 30 years for buildings and improvements and 3 to 5 years for machinery and equipment. Leasehold improvements are depreciated over their lease terms, or useful lives if shorter. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the value of the net assets acquired. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but will be subject to, at a minimum, an annual impairment assessment of their carrying value. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of the reporting units were estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. See Note 5 for further discussion regarding goodwill and intangibles.

The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives of 3-10 years for non-compete agreements, 1 year for backlog and 20 years for customer relationships.

The Company assesses the carrying value of its long-lived assets, including land, building, equipment and leasehold improvement and amortizable intangible assets, whenever economic events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the undiscounted expected future net operating cash flows is less than the carrying values of the related assets.

Income Taxes

Deferred income taxes are recognized for all temporary differences between the tax and financial bases of the Company’s assets and liabilities, using the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Risk Management and Financial Derivatives

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

The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in other comprehensive income (loss) (“OCI”) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to earnings at that time.

The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries, except for the subsidiaries located in Brazil and Mexico, are recorded in the local currency, which is the functional currency. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the statement date. Income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from these translations are credited or charged directly to accumulated comprehensive income (loss) and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are credited or charged directly to income. For the subsidiaries located in Brazil and Mexico, the U.S. dollar is the functional currency.

Revenue Recognition

Within hotline services, revenues are recognized when title to products sold passes to the customer, which generally occurs upon shipment from the Company’s location.

Within data and voice services, revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services, when the services are provided. Service contracts are generally pre-billed and are reflected on the balance sheet as deferred revenue and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Billings in excess of costs and estimated earnings are classified as current liabilities and any costs and estimated earnings in excess of billings are classified as current assets.

Shipping and Handling Fees and Costs

All fees billed to clients for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales.

Advertising Costs

Catalogs and other direct mail costs are expensed over their useful life. All other advertising costs are expensed as incurred. The Company recognized $11,649, $9,550 and $11,779 in advertising expenses during Fiscal 2005, 2004 and 2003, respectively.

Stock-Based Compensation

Stock options are granted to certain employees and members of the Company’s Board of Directors at the fair market value of the Company’s stock on the date of the grant. The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended and related guidance. Under this guidance there are no charges or credits to income with respect to stock options. The pro forma information below is based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” issued in December 2002 (“SFAS No. 148”). SFAS No. 148 requires that the pro forma information regarding net income and earnings per share are determined as if the Company had accounted for its employee stock options under the fair value method as prescribed by SFAS No. 123.

The following table shows the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to the stock-based awards:

			2005	2004	2003

Net income		As reported	$29,912	$47,243	$48,685
	Plus:	Stock-based
		compensation expense
		included in reported
		net income, net of
		related tax	445	—	—
	Less:	Stock-based
		compensation expense
		determined by the
		fair value method
		for all awards, net
		of related tax	(9,492)	(9,881)	(8,811)

		Pro forma	$20,865	$37,362	$39,874

Earnings per share:		Basic - as reported	$1.72	$2.60	$2.46
		Basic - pro forma	$1.20	$2.06	$2.02

		Diluted - as reported	$1.68	$2.52	$2.39
		Diluted - pro forma	$1.17	$1.99	$1.96

The incremental fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The model requires the use of various assumptions. The following assumptions were used in Fiscal 2005, 2004 and 2003:

	2005	2004	2003

Expected life (in years)	5.1	5.1	5.3
Risk free interest rate	3.5%	3.0%	2.7%
Volatility	60%	61%	49%
Dividend yield	0.6%	0.5%	—%

During the second quarter of Fiscal 2005, the Company recorded compensation expense, as a result of a modification to a retiring director’s stock option agreements. Based on the guidance under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company recorded compensation expense in the amount of $680. The expense was recorded as a component of Selling, General and Administrative expense.

Earnings Per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2005 presentation.

Recent Accounting Pronouncements

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46”). The guidance expanded upon and clarified existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued a revision to FIN No. 46 (“FIN No. 46R”) that modified some of the provisions and effective dates of FIN No. 46, and provided exemptions to certain entities from the original guidance. FIN No. 46R set forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. As amended, the consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. There was no impact to the Company upon the adoption of FIN No. 46 and FIN No. 46R .

Stock-Based Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). SFAS No. 123(R) is effective for public companies at the beginning of the first annual reporting period that begins after June 15, 2005.

As permitted by SFAS No. 123, the Company currently accounts for its stock-based compensation plans under APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)‘s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or cash flows. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the amounts in its pro forma disclosure as described in the disclosure of pro forma net income and earnings per share in Note 1 of the Consolidated Financial Statements. Based on SFAS No. 123(R), the Company will transition to the new requirements by using the modified prospective transition method. This transition method requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they are dependant on, among other things, when employees exercise stock options. The amount of operating cash flows recognized for such excess tax deductions was $3,472, $6,789 and $1,822 during Fiscal 2005, 2004 and 2003, respectively.

The Company plans to adopt SFAS No. 123(R) as of the first day of the first quarter of Fiscal 2007, or April 1, 2006, as required.

Foreign Earnings Repatriation

In October 2004, the “American Jobs Creation Act of 2004” was signed into law. The law creates a temporary incentive for U.S. multinational companies to repatriate a portion of accumulated income earned outside of the U.S. at an effective tax rate of 5.25%. The law also includes a tax deduction of up to 9 percent of the lesser of (a) “qualified production activities income” or (b) taxable income. An issue arose as to whether that deduction should be accounted for as a special deduction or a tax rate reduction under FASB Statement No. 109.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS 109. The Company is currently assessing the impact of this special deduction on its deferred taxes.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 allows additional time to assess the effect of repatriating international earnings under the law, and requires explanatory disclosures from those who need the additional time.

The Company is evaluating the effects of the law, and recent regulations, on its plan for reinvestment or repatriation of international earnings. The possible amounts of unremitted earnings available for repatriation under the law, and the potential range of income tax effects of such repatriation, cannot be reasonably estimated as of the time of this filing.

Note 2: Lease Receivables

The acquisition of Norstan (see Note 18) included outstanding lease receivables, which were primarily accounted for as sales-type leases for financial reporting purposes. Prior to the Company’s acquisition, Norstan had made a strategic decision to discontinue offering financing directly to their customers. The Company concurs with this decision and will continue to not offer financing to customers in the future.

The components of lease receivables outstanding are as follows:

March
2005

Gross lease receivables	$2,697
Residual values	219
Less:
Unearned income	(553)
Allowance for financing losses	(193)

Total lease receivables, net	2,170
Less — current maturities	1,697

Long-term lease receivables	$473

The aggregate amounts of gross lease receivables maturing in each of the two years following March 31, 2005 are as follows:

Years Ending March 31,

2006	$2,131
2007	566

$2,697

Note 3: Inventories

Inventory balances, net of reserves for excess and obsolete inventories:

	March 31
	2005	2004

Raw materials	$1,447	$1,446
Finished goods	68,275	43,556

Subtotal	69,722	45,002
Excess and obsolete inventory reserves	(12,546)	(4,840)

Inventory, net	$57,176	$40,162

Note 4: Property, Plant And Equipment

Property, plant and equipment balances, net of accumulated depreciation:

	March 31
	2005	2004

Land	$2,554	$2,369
Building and improvements	26,019	25,443
Machinery	58,238	52,622

Subtotal	86,811	80,434
Accumulated depreciation	(48,543)	(51,165)

Property, plant and equipment, net	38,268	$29,269

Depreciation expense for Fiscal 2005, 2004 and 2003 was $6,623, $6,519 and $7,639, respectively.

Note 5: Goodwill and Other Intangible Assets

On April 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this Statement, goodwill and intangible assets with indefinite useful lives are not amortized. The Company was required to perform an impairment test upon adoption. In addition, the Company is required to perform an impairment test annually, or as often as impairment indicators are present.

At the time of adoption, the Company performed the required impairment test by comparing the fair value of each reporting unit to its carrying value. The Company concluded that no impairment existed. The Company performed the annual test for Fiscal 2002 and 2003 and concluded that no impairment existed. During the fourth quarter of Fiscal 2003, the reportable segments were changed and, as such, the Company was required by the Statement to reevaluate the outstanding goodwill and intangibles for impairment. The Company performed the required impairment testing and concluded that no impairment existed. Based on the policy, the Company has performed the annual test for Fiscal 2004 and Fiscal 2005, with the most recent test having been conducted during the third quarter of Fiscal 2005, and concluded that no impairment existed. During the third quarter of each future fiscal year, the Company will evaluate its non-amortizable intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company’s only intangibles, as identified in SFAS No. 141, other than goodwill, are its trademarks, non-compete agreements, customer relationships and acquired backlog.

Changes in the carrying amount of goodwill, net of accumulated amortization of $40,424 in Fiscal 2005 and 2004, by reporting segment:

	North America	Europe	All Other	Total

Balance as of March 31, 2003	$309,214	$58,973	$1,603	$369,790
Currency translation	(144)	8,033	246	8,135
Actual earnout payments	2,470	168	22	2,660
Other	—	184	—	184

Balance as of March 31, 2004	311,540	67,358	1,871	380,769
Currency translation	45	3,099	15	3,159
Goodwill on businesses acquired	60,416	—	—	60,416
Actual earnout payments	—	277	82	359
Other	(136)	—	—	(136)

Balance as of March 31, 2005	$371,865	$70,734	$1,968	$444,567

At March 31, 2005, certain merger agreements provided for contingent payments of up to $475. If future operating performance goals are met, goodwill will be adjusted for the amount of the contingent payments.

The Company’s intangible assets are comprised of the appraised fair market values of employee non-compete contracts, backlog and customer relationships obtained through business acquisitions. The Company has the following definite-lived intangibles:

	March 31, 2005			March 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Non-compete agreements	$2,676	$1,105	$1,571	$2,246	$439	$1,807
Customer relationships	11,699	114	11,585	—	—	—
Acquired backlog	3,930	668	3,262	331	331	—

Total	$18,305	$1,887	$16,418	$2,577	$770	$1,807

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to twenty years.

Intangible asset amortization expense for Fiscal 2005, 2004 and 2003 was $1,332, $246 and $377, respectively. The estimated intangible amortization expenses for the next five years are as follows:

Years Ending March 31,

2006	$5,056
2007	870
2008	671
2009	588
2010	588
Thereafter	8,645

$16,418

Intangible assets not subject to amortization consist solely of the Company’s trademark portfolio. The net carrying amount was $27,739 at March 31, 2005 and 2004.

The changes in the carrying amount of goodwill and intangible assets, net of accumulated amortization:

		Non-
Year ended		Competes	Customer
March 31, 2005	Trademarks	and Backlog	Relationships	Goodwill	Total

Balance as of March 31, 2004	$27,739	$1,807	$0	$380,769	$410,315
Change in net intangible assets during the period related to:
Amortization expense	—	(1,218)	(114)	—	(1,332)
Currency translation	—	76	—	3,159	3,235
Acquisitions	—	4,272	11,699	60,416	76,387
Actual earnout payments	—	—	—	359	359
Other	—	(104)	—	(136)	(240)

Balance as of March 31, 2005	$27,739	$4,833	$11,585	$444,567	$488,724

Note 6: Indebtedness

Long-term debt consisted of the following:

	March 31,
	2005	2004

Revolving credit agreement	$146,560	$35,000
Capital lease obligations	772	—
Other	556	1,238

Total debt	147,888	36,238
Less: current portion	(692)	(1,061)

Long-term debt	$147,196	$35,177

In June 2004, the Company entered into a $120,000 amended and restated credit facility with Citizens Bank of Pennsylvania, as agent, and a group of lenders (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, up to $5,000 was available for use under a swing line facility (at a LIBOR rate plus a margin) and up to $15,000 was available for use in connection with letters of credit. Other borrowings under the Amended and Restated Credit Facility bore interest, at the Company’s option, at either the banks’ base rate or the LIBOR rate, in each case plus a margin. The applicable margins were adjusted each quarter based on the consolidated leverage ratio and ranged from 0.00% to 0.75% for the base rate and 0.75% to 1.75% for the LIBOR rate. The Company was also subject, under the Amended and Restated Credit Facility, to various financial and non-financial covenants. The Amended and Restated Credit Facility was scheduled to expire on August 31, 2008.

On January 24, 2005, in connection with the acquisition of Norstan (see Note 18), the Company amended and restated the Amended and Restated Credit Facility (the “Second Amended and Restated Credit Facility”), also with Citizens Bank of Pennsylvania, as agent, and a group of lenders. Borrowings under the Second Amended and Restated Credit Facility are permitted up to a maximum amount of $240,000, including up to $15,000 of swingline loans and $25,000 of letters of credit. The Second Amended and Restated Credit Facility may be increased by the Company up to an additional $60,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Second Amended and Restated Credit Facility accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.50% (determined by a leverage ratio based on the Company’s EBITDA). The other terms and conditions of the Second Amended and Restated Credit Facility are substantially the same as the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility expires on August 31, 2008. The Second Amended and Restated Credit Facility was amended on February 17, 2005 to modify certain restrictive covenants and is referred to hereafter as the “Credit Agreement.”

During the year ended March 31, 2005, the maximum amount and weighted average balance outstanding under the Credit Agreement was $160,345 and $74,977, respectively. As of March 31, 2005, the Company had $7,909 outstanding in letters of credit and $85,531 available under the Credit Agreement. The weighted average interest rate on all outstanding debt during the year ended March 31, 2005 was approximately 2.98%. At March 31, 2005, the Company is in compliance with all required covenants under the Credit Agreement.

During the year ended March 31, 2005, the Company has incurred an aggregate of $1,352 in financing costs associated with the execution of the Amended and Restated Credit Facility and the Second Amended and Restated Credit Facility. These costs are being amortized over the life of the Credit Agreement and are recognized as a component of interest expense. For the year ended March 31, 2005, the Company recognized $92 in interest expense related to these costs.

The capital lease obligations are primarily for facilities and equipment. The lease agreements have remaining terms ranging from two to five years with interest rates ranging from 7.60% to 9.25%.

Other debt is composed of various bank and third party loans secured by specific pieces of equipment and real property. The loans have remaining terms of one year with interest rates ranging from 1.23% to 1.38%.

Aggregate maturities of long-term debt for the next five years are as follows:

Years Ending March 31,

2006	$692
2007	236
2008	216
2009	146,732
2010	12
Thereafter	—

$147,888

Note 7: Discounted Lease Rentals

Through the acquisition of Norstan (see Note 18), the Company has recorded discounted lease rentals. Norstan historically utilized the lease receivables (see Note 2) and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are recorded on the Consolidated Balance Sheet as discounted lease rentals. Interest rates on these credit agreements range from 6.0% to 8.0% and payments are generally due in varying monthly installments through March 2007.

Discounted lease rentals consisted of the following:

March
2005

Total discounted lease rentals	$920
Less – current maturities	(890)

Long-term discounted lease rentals	$30

The aggregate amounts of discounted lease rentals maturing in each of the two years following March 31, 2005 are as follows:

Years Ending March 31,

2006	$890
2007	30

$920

Note 8: Derivative Instruments and Hedging Activities

The Company enters into derivative instruments to hedge exposure to variability in expected fluctuations in foreign currencies. All of the Company’s derivatives have been designated and qualify as cash flow hedges. There was no hedge ineffectiveness during the year ended March 31, 2005.

At March 31, 2005, the Company had open contracts in Australian and Canadian dollar, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc. These contracts had a notional amount of approximately $30,413 and a fair value of $29,777 and mature within the next six months.

For the year ended March 31, 2005, the Company recognized in earnings approximately $1,244 in net gains on matured contracts. As of March 31, 2005, a loss of $147 was included in OCI. This loss is expected to be charged to earnings during the year ended March 31, 2006 as the hedged transactions occur and it is expected that the loss will be offset by currency gains on the items being hedged.

Note 9: Operating Leases

The Company is obligated under various operating lease agreements for certain office facilities and equipment. Certain of these leases contain renewal options and rent escalation clauses.

Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more as of March 31, 2005 are as follows:

Years Ending March 31,

2006	$16,069
2007	11,832
2008	9,319
2009	7,384
2010	5,742
Thereafter	10,188

$60,534

For the years ended March 31, 2005, 2004 and 2003, rent expense was $12,484, $9,395 and $10,779, respectively.

Included in the above amounts is approximately $13,809 related to restructuring and other charges (see Note 17).

Note 10: Discontinued Operations

The Company has recorded net assets and liabilities of discontinued operations from the acquisition of Norstan (see Note 18). These discontinued operations were related to the divestiture of Norstan’s IT consulting business in 2001 and the sale of their Network Services business in 2002.

Net assets (liabilities) of discontinued operations included the following:

March
2005

Assets:
Cash, accounts receivable and inventories	$125
Notes receivable and property	826
Liabilities:
Other liabilities	29

Net assets of discontinued operations	922
Less: current portion liabilities (assets)	(549)

Net non-current assets (liabilities) of discontinued operations	$373

Note 11: Income Taxes

The domestic and foreign components of pretax income from continuing operations for the years ended March 31 are as follows:

	2005	2004	2003

Domestic	$35,773	$59,516	$63,572
Foreign	9,893	13,729	12,499

Consolidated	$45,666	$73,245	$76,071

The provision/(benefit) for income tax charged to continuing operations for the years ended March 31 are as follows:

	2005	2004	2003

Current:
Federal	$12,784	$20,356	$17,560
State	1,118	1,151	1,948
Foreign	3,449	4,629	4,555

Total current	17,351	26,136	24,063
Deferred	(1,597)	(134)	3,323

Total provision for income taxes	$15,754	$26,002	$27,386

Reconciliations between income taxes from continuing operations computed using the federal statutory income tax rate and the Company’s effective tax rate for the years ended March 31 are as follows:

	2005	2004	2003

Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign taxes, net of foreign tax credits	(0.5)	—	(0.2)
Amortization of nondeductible intangibles	0.6	—	—
State income taxes, net of federal benefit	(0.2)	0.6	1.8
Other, net	(0.4)	(0.1)	(0.6)

Effective tax rate	34.5%	35.5%	36.0%

The components of current and long-term deferred tax liabilities/assets at March 31 are as follows:

	2005	2004

Deferred Tax Liabilities:
Tradename and trademarks	$9,692	$9,689
Amortization of intangibles	5,733	4,235
Unrequited earnings of Japanese subsidiary	1,283	888
Basis of fixed assets	4,128	888

Gross deferred tax liabilities	20,836	15,700

Deferred Tax Assets:
Net operating losses	7,247	4,512
Foreign tax credit carryforwards	1,283	888
Allowance for doubtful accounts	649	1,254
Basis of finished goods inventory	1,065	658
Other	25,988	2,627

Gross deferred tax assets	36,232	9,939
Valuation allowance	(2,367)	(1,158)

Net deferred tax assets	33,865	8,781

Net deferred tax assets/(liabilities)	$13,029	$(6,919)

At March 31, 2005, the Company had $14,139, $49,387 and $19,098 of federal, state and foreign net operating loss carryforwards, respectively. As a result of the Company’s reorganization in 1992 and concurrent ownership change and the Company’s acquisition of Norstan, Section 382 of the Internal Revenue Code limits the amount of net operating losses available to the Company to approximately $3,902 per year. The federal net operating loss carryforwards expire in Fiscal 2021. The state net operating loss carryforwards expire at various times through Fiscal 2025 and the foreign net operating loss carryforwards expire at various times through Fiscal 2015, with the exception of $413 for Belgium, $2,419 for Brazil and $22 for Australia, which have no expirations.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $2,367 for certain foreign net operation loss carryforwards anticipated to produce no tax benefit. The valuation allowance was increased in Fiscal 2005 by $1,209 to be applied against certain foreign net operating loss carryforwards.

In general, except for certain earnings in Japan, it is management’s intention to reinvest undistributed earnings of foreign subsidiaries, which aggregate approximately $25,718 based on exchange rates at March 31, 2005. However, from time to time, the foreign subsidiaries declare dividends to the U.S. parent, at which time the appropriate amount of tax is determined. Also, additional taxes could be necessary if foreign earnings were loaned to the parent or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

Note 12: Incentive Compensation Plans

Performance Bonus

The Company has a variable compensation plan covering certain team members. This plan provides for the payment of a bonus based on the attainment of certain annual or quarterly performance targets. The amount expensed under this variable compensation plan for the years ended March 31, 2005, 2004 and 2003 was $1,123, $2,523 and $0, respectively.

Profit Sharing And Savings Plan

The Company has various Profit Sharing and Savings Plans (“Plans”) which qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the Plans, participants are permitted to contribute various percentages of their compensation, as defined, and the Company matches a percentage of the participant’s contributions. The total Company contribution for the years ended March 31, 2005, 2004 and 2003 was $2,243, $2,992 and $2,896, respectively.

Stock Option Plans

The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Directors Stock Option Plan, as amended (the “Directors Plan”). As of March 31, 2005, the Employee Plan authorized the issuance of options and stock appreciation rights (“SARs”) for up to 8,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”). In May 2005, the Company’s stockholders approved an amendment to the Employee Plan, increasing the shares available for stock compensation awards to 8,600,000 shares of the Common Stock. Options are issued by the Board of Directors or a Board committee to key employees of the Company and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.

The Directors Plan authorizes the issuance of options and SARs for up to 250,000 shares of the Common Stock. Options are issued by the Board of Directors or a Board committee and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the Common Stock on the date of the grant. No SARs have been issued.

The following is a summary of the Company’s stock option plans for the years ended March 31:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Shares in thousands	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,414	$36.40	4,487	$34.30	4,089	$33.69
Granted	924	34.86	911	39.68	711	35.09
Exercised	(381)	20.78	(799)	27.71	(219)	22.06
Forfeited	(177)	42.01	(185)	39.01	(94)	42.26

Outstanding at end of year	4,780	$37.14	4,414	$36.40	4,487	$34.30

Exercisable at end of year	3,143	$37.33	2,935	$34.93	3,035	$32.25

Weighted average incremental fair value of options granted during the year using Black-Scholes option pricing model		$18.19		$20.00		$15.67

The following table summarizes information about the stock options outstanding at March 31, 2005:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$15.7500 - $19.95	76,000	0.4 year	$15.75	76,000	$15.75
$19.9501 - $26.60	428,004	2.9 years	22.32	428,004	22.32
$26.6001 - $33.25	653,577	4.7 years	29.76	538,334	30.01
$33.2501 - $39.90	887,184	9.3 years	34.42	15,932	34.87
$39.9001 - $46.55	2,570,602	6.8 years	42.25	1,920,201	42.54
$46.5501 - $53.20	160,637	4.5 years	49.40	160,637	49.40
$53.2001 - $59.85	1,668	4.8 years	55.88	1,668	55.88
$59.8501 - $66.50	2,500	3.8 years	63.88	2,500	63.88

$15.75 - $66.50	4,780,172	6.4 years	$37.14	3,143,276	$37.33

Note 13: Earnings Per Share

The following table details this calculation for the years ended March 31:

	2005	2004	2003

Net income, as reported	$29,912	$47,243	$48,685

Weighted average shares outstanding	17,411	18,173	19,781
Effect of dilutive securities from employee stock options, net of tax savings	434	593	561

Weighted average diluted shares outstanding	17,845	18,766	20,342

Basic earnings per share	$1.72	$2.60	$2.46
Dilutive earnings per share	$1.68	$2.52	$2.39

There is no impact to the weighted average share calculations during any period where the exercise price of a stock option is greater than the average market price during the same period. There were 875,060, 941,749 and 1,648,000 non-dilutive options outstanding during the years ended March 31, 2005, 2004 and 2003, respectively, that are not included in the above calculation.

Note 14: Repurchase of Common Stock

In April 1999, the Board of Directors of the Company initiated a plan to repurchase shares of the Common Stock. During Fiscal 2005, the Company repurchased approximately 1,400,000 shares for an aggregate purchase price of $56,912. During Fiscal 2004, the Company repurchased approximately 1,700,000 shares for an aggregate purchase price of $76,338 and paid $4,719 for treasury share repurchases payable in relation to Fiscal 2003 repurchases. During Fiscal 2003, repurchases also totaled approximately 1,700,000 shares for an aggregate purchase price of $63,192. Since inception of the repurchase program, approximately 6,935,000 shares have been repurchased at a total cost of approximately $297,000. Funding for the stock repurchases came primarily from cash flow from operations.

The Company expects to continue to repurchase shares of the Common Stock; however, no assurance can be given as to the timing or amount of future repurchases. The Credit Agreement (see Note 6) provides that the Company is not permitted to repurchase Common Stock if the Company is in default under the Credit Agreement or would be in default under the Credit Agreement as a result of such repurchase. Additionally, without the consent of the lenders holding a majority of the commitments, which consent may not be unreasonably withheld, the Company is not permitted to repurchase more than $20,000 of the Common Stock from January 24, 2005 through and including July 24, 2005 and may not repurchase stock if it is not in compliance with a leverage ratio.

Note 15: Comprehensive Income

The components of accumulated other comprehensive income as of March 31:

	2005	2004

Foreign currency translation adjustment	$22,699	$17,418
Unrealized (losses)/gains on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains on expired derivatives, net of tax	(147)	454

Total accumulated other comprehensive income	$22,552	$17,872

Note 16: Commitments and Contingencies

Litigation

The Company is, as a normal part of its business operations, a party to legal proceedings in addition to those described in current and previous filings. Based on the facts currently available, management believes legal matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

As previously disclosed, the Company had appealed an adverse arbitration award. By opinion filed March 9, 2005, the Court of Appeals affirmed the decision of the District Court. On May 6, 2005, the Company paid approximately $1,800 (including interest, fees and costs) in satisfaction of this judgment in full. See Note 17 for further discussion.

As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. The Company is reviewing this matter and is complying with the requirements of the subpoena.

As previously disclosed, on January 25, 2005, the Company completed the acquisition of Norstan (see Note 18). Prior to the Company’s acquisition of Norstan, Norstan had disclosed that, in April 2004, it had received a Commitment Adjustment Letter from the Universal Services Administrative Company (“USAC”), which oversees the Federal Communications Commission’s School and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. Norstan’s previous disclosure stated that USAC had informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (“Navajo Prep”) project for funding year 2001, in which Norstan had installed specific equipment and services for which it had received approximately $2,200, and that the audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC was seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. Norstan noted that, in June 2004, it had filed an appeal with USAC, had begun an internal investigation of the Navajo Prep project and had established a reserve of $2,200 during the fourth quarter of its Fiscal 2004. Norstan further reported that, as a result of the internal investigation, Norstan has decided not to pursue the appeal and that, on its own initiative, Norstan would review its other E-rate projects for compliance with E-rate program requirements.

On March 31, 2005, Norstan refunded approximately $2,100 related to the Navajo Prep project and its appeal was cancelled. Pursuant to USAC’s request following a review of its records, the Company intends to refund an additional $100 related to this project.

As previously disclosed, the Company continued to work with Norstan on completion of the investigation and resolution of this matter following the Norstan acquisition and such investigation is now substantially complete. Based on the results of that investigation, the Company has advised USAC that its intends to refund amounts that Norstan had received from USAC in relation to one additional E-rate program project. Norstan had previously reserved approximately $1,700 with respect to that project.

As previously disclosed, in October 2003, the Company received a formal order of investigation issued by the SEC. In connection therewith, during the quarter ended December 28, 2003, the Company and several of its officers, directors, team members and independent auditors provided information to the Staff of the SEC. In late January 2004, the SEC requested information relating to Fiscal 2002 from the Company’s independent auditors pursuant to an additional subpoena. The Company intends to continue to cooperate fully with the inquiry.

Product Warranties

Changes in the liability for product warranties are as follows:

	March 31,
	2005	2004	2003

Beginning balance	$422	$184	$185
Increases to warranty reserve	233	360	119
Increases to reserve from acquisitions	1,683	—	—
Decreases for service costs	(443)	(122)	(120)

Ending balance	$1,895	$422	$184

The accrual for product warranties is classified with other accrued expenses in the Consolidated Balance Sheets. The expense for product warranties is classified with cost of sales in the Consolidated Income Statements.

Note 17: Restructuring and Other Charges

During the fourth quarter of Fiscal 2005, the Company recorded restructuring and other charges of $5,059. This amount was comprised of restructuring expense of $3,019 related to staffing level adjustments and real estate consolidations, as well as other charges of $2,040 related to the settlement of a previously disclosed litigation matter. These charges are discussed in further detail below.

In the fourth quarter of Fiscal 2005, the Company recorded a restructuring charge of $3,019 primarily related to staffing level adjustments and real estate consolidations in its Europe and North America segments. The restructuring was initiated as the Company continues to right-size the organization and bring its expense structure in-line with anticipated revenues and changing market demand for its solutions and services. As a result of the restructuring actions, approximately 28 employees were involuntarily terminated in its Europe segment resulting in a restructuring charge of $613. The Company also recorded a charge of $2,406 related to idle facility rent obligations and the write-off of leasehold improvements related to these facilities. $2,016 and $390 related to real estate consolidations in North America and Europe, respectively. As of March 31, 2005, $1,653 have been paid related to the restructuring obligations. The Company anticipates a majority of the remaining costs to be paid by the end of Fiscal 2006 with the exception of certain facility costs, which will extend through Fiscal 2012.

Upon completion of the acquisition of Norstan, Black Box management committed to a plan of reorganization of the Norstan operations. Restructuring accruals under SFAS No. 141 of approximately $14,761 have been recorded in both short and long term liabilities. See Note 18 for additional information on the restructuring charges related to the acquisition of Norstan.

In the fourth quarter of Fiscal 2003, the Company recorded a restructuring charge of $6,536 primarily related to staffing level adjustments and real estate consolidations. Of this charge, $5,034 related to severance for 245 total team members ($4,299 related to severance for 130 team members in Europe; $581 related to severance for 94 team members in North America; and $154 related to severance for 21 individuals in Latin America) and $1,502 related to real estate consolidations. All restructuring obligations have been paid as of March 31, 2005.

In the fourth quarter of Fiscal 2002, the Company recorded a restructuring charge of $3,500 primarily related to adjusting staffing levels and real estate consolidations. Of this charge, $2,168 related to severance for 105 total team members ($1,830 related to severance for 60 team members in Europe; $230 related to severance for 19 team members in Latin America; and $108 related to severance for 26 team members in North America) and $1,332 related to real estate consolidations. All restructuring obligations have been paid as of March 31, 2005.

The following table summarizes the restructuring and other charges and the remaining reserves reflected on the Consolidated Balance Sheet:

	Employee Severance	Facility Closures	Total

Accrued March 31, 2002	$1,443	$1,439	$2,882
Restructuring charge	5,034	1,502	6,536
Cash expenditures	(2,102)	(556)	(2,658)
Asset write-downs	—	(579)	(579)

Accrued March 31, 2003	4,375	1,806	6,181
Cash expenditures	(4,023)	(1,565)	(5,588)

Accrued March 31, 2004	352	241	593
Restructuring charge	613	2,406	3,019
Acquisition restructuring	2,887	11,874	14,761
Asset write-downs	—	(122)	(122)
Cash expenditures	(1,063)	(590)	(1,653)

Accrued at March 31, 2005	$2,789	$13,809	$16,598

As previously disclosed, the Company had appealed an adverse arbitration award. By opinion filed March 9, 2005, the Court of Appeals affirmed the decision of the District Court (see Note 16). The Company recorded a charge of $2,040 that is classified with restructuring and other charges on the Consolidated Income Statements. This charge was comprised of $1,778 awarded to the plaintiff, which included interest, fees and costs, as well as $262 of legal fees incurred by the Company previously capitalized in Goodwill. The Company accrued the award of $1,800 within accrued liabilities on the Consolidated Balance Sheet. On May 6, 2005, the Company paid the award of $1,800 in satisfaction of this judgment in full.

Note 18: Acquisitions

Fiscal 2005

On December 20, 2004, the Company signed a definitive agreement to acquire all of the outstanding shares of Norstan common stock for $5.60 per share in cash via a tender offer and merger. On January 25, 2005, the Company completed its cash tender offer and purchased approximately 86% of the outstanding shares of Norstan common stock.

Also, on January 25, 2005, the Company acquired 6,000,000 Norstan shares through the exercise of a stock option granted by Norstan. The Company’s exercise of the option resulted in the Company owning in excess of 90% of the outstanding shares of Norstan and qualified the Company to complete a short-form merger under Minnesota law. The remaining Norstan shares not acquired in the tender offer were then acquired through the short-form merger, also effected on January 25, 2005. In the merger, each share of Norstan common stock was converted into the right to receive $5.60 per share in cash, the same consideration paid for shares in the tender offer. As a result of the tender offer and merger, Norstan is now a wholly-owned subsidiary of the Company.

The Company paid a total of $77,717 for all outstanding shares through the cash tender offer and subsequent merger. The Company also paid $5,764 for all vested and unvested options and warrants outstanding at the date of the merger. In addition, the Company repaid Norstan’s credit facility outstanding at the date of the merger of $17,500 and incurred transaction costs of $6,428 directly related to the acquisition (consisting primarily of banking, key-employee change of control payments and other professional fees), bringing the total acquisition cost to approximately $102,553, net of cash acquired of $4,856. The cost of the Norstan acquisition was funded with borrowings under the Credit Agreement described in Note 6.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was final as of March 31, 2005.

At January 25,
2005

Current assets, primarily consisting of accounts receivable and inventories	$70,446
Property, plant and equipment	12,488
Other non-current assets, primarily consisting of deferred taxes	18,724
Intangible assets	15,971
Goodwill	60,416

Total assets acquired	$178,045
Current liabilities, primarily consisting of deferred revenue and accrued expenses	$61,892
Other non-current liabilities, primarily consisting of restructuring accrual	$8,744

Net assets acquired	$107,409

The amounts assigned to intangible assets are shown below:

Non-compete agreements	$342
Backlog	3,930
Customer relationships	11,699

Total intangible assets	$15,971

The amortization period is 3 years for non-compete agreements, 1 year for backlog and 20 years for customer relationships.

The transaction resulted in $60,416 of goodwill, none of which is deductible for tax purposes. The Company paid a premium for the net assets of Norstan in order to further expand its operations footprint in the voice and data technology markets. In addition, the purchase increased the Company’s solutions offerings and customer market, providing for a stronger worldwide technical services partner for its collective clients.

After consummation of the acquisition, the Company began to integrate Norstan’s products, employees and facilities with its own. In connection with these integration actions, the Company incurred severance costs of $2,887 for the separation of approximately 150 employees.

In addition, the Company incurred integration costs for facility consolidations of $11,874. These costs were properly included in the purchase price allocation for Norstan, in accordance with the SFAS No. 141. The Company anticipates a majority of the severance costs to be paid by the end of Fiscal 2006 with certain facility costs extending through Fiscal 2012.

The following is a summary of the restructuring liabilities related to the Norstan acquisition that were recorded as of March 31, 2005, the payments made against the obligations and the remaining obligations as of March 31, 2005.

	Severance Costs	Facility Costs

Restructuring recorded in purchase accounting	$2,887	$11,874
Cash payments	(567)	(305)

Balance at March 31, 2005	$2,320	$11,569

The following unaudited pro forma summary presents the Company’s results of operations as if the acquisition had occurred at the beginning of the period indicated and does not purport to represent what the Company’s results of operations would have been had the acquisition occurred on such date or at the beginning of the period indicated, or to project the Company’s results of operations for any future date or period. The pro forma results of operations include adjustments to give effect to amortization of intangibles and other adjustments, together with related income tax effects. These pro forma results of operations do not include the effects of cost synergies and one-time nonrecurring transactions associated with the acquisition.

	Year Ended
	March 31, 2005	March 31, 2004

Pro forma revenue	$716,853	$746,261
Pro forma net income from continuing operations	22,451	32,732
Pro forma earnings per share:
Basic	$1.29	$1.80
Diluted	$1.26	$1.74

Norstan had an April fiscal year-end, which differed from the Company’s March year-end. However, as the difference was less than 93 days, the pro forma information compiled for the fiscal year ended March 31, 2004 was not required to be adjusted to account for the different year-ends. For the fiscal year ended 2005 pro forma information, the Company’s audited income statement for the year ended March 31, 2005 (which included Norstan’s results of operations effective January 25, 2005) was combined with Norstan’s unaudited income statement for the period April 1, 2004 through January 25, 2005.

Fiscal 2003

The Company successfully completed three business combinations that have been accounted for using the purchase method of accounting: June 2002 – Societe d’Installation de Reseaux Informatiques et Electriques; July 2002 – EDC Communications Limited and EDC Communications (Ireland) Limited; and January 2003 – Rowe Structured Cabling Ltd. The aggregate purchase price of these three business combinations was approximately $4,600 and resulted in goodwill of $3,317 and other intangibles of $348 in accordance with SFAS No. 141, “Business Combinations.” The other intangibles balance consisted of non-compete agreements and backlog.

The Company has consolidated the results of operations for the companies acquired during Fiscal 2003 as of the respective merger date. The following table reports pro forma information as if the acquisitions had occurred at the beginning of Fiscal 2003:

Year Ended
March 31, 2003

Pro forma revenue	$607,948
Pro forma net income	48,901
Pro forma earnings per share:
Basic	$2.47
Diluted	$2.40

Note 19: Segment Reporting

As required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports the results of its operating segments. During the fourth quarter of Fiscal 2003, the Company changed its primary segments to be on a geographic basis. This is consistent with how the Company is organized and how the business is managed on a day-to-day basis. The primary reportable segments are comprised of North America, Europe and All Other. Consistent with SFAS No. 131, the Company aggregates similar operating segments into reportable segments.

The accounting policies of the various segments are the same as those described in “Summary of Significant Accounting Principles” in Note 1. The Company evaluates the performance of each segment based on operating income. Inter-segment sales and segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management, and, therefore, are not presented below.

Summary information by reportable segment is as follows for the years ended March 31:

	2005	2004	2003

North America
Revenues	$355,013	$341,299	$412,247
Operating income	26,798	44,281	53,079
Depreciation	5,144	4,515	5,363
Amortization	878	46	131
Segment assets	705,762	557,239	586,339

Europe
Revenues	$142,838	$142,158	$153,477
Operating income	13,639	21,812	17,729
Depreciation	1,213	1,670	1,825
Amortization	398	177	224
Segment assets	134,982	131,302	123,090

All Other
Revenues	$37,225	$36,955	$39,293
Operating income	8,099	9,107	8,318
Depreciation	266	334	451
Amortization	56	23	22
Segment assets	15,357	15,981	17,920

Operating income for Fiscal 2005 for North America and Europe was reduced by $4,056, $1,003, respectively, for restructuring and other charges incurred during that year.

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

The sum of the segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets for the years ending March 31:

	2005	2004	2003

Assets for North America, Europe and All Other segments	$856,101	$704,522	$727,349
Corporate eliminations	(83,211)	(88,233)	(100,620)

Total consolidated assets	$772,890	$616,289	$626,729

Management is also presented with and reviews revenues by service type. The following information is presented:

Revenues	2005	2004	2003

Data Services	$200,935	$214,299	$275,842
Voice Services	106,540	68,241	77,070
Hotline Services	227,601	237,872	252,105

Total revenues	$535,076	$520,412	$605,017

Note 20: Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2005

Revenues	$124,355	$126,595	$126,896	$157,230	$535,076

Gross profit	51,880	52,315	51,018	59,716	214,929

Net income	10,003	10,623	9,249	37	29,912
Basic earnings per common share	0.56	0.61	0.54	0.00	1.72	(1)
Diluted earnings per common share	0.54	0.60	0.52	0.00	1.68	(1)

Fiscal 2004

Revenues	$128,347	$129,268	$133,067	$129,730	$520,412

Gross profit	53,447	53,875	54,641	54,288	216,251

Net income	11,496	12,051	12,193	11,503	47,243
Basic earnings per common share	0.62	0.66	0.68	0.63	2.60	(1)
Diluted earnings per common share	0.60	0.64	0.66	0.61	2.52	(1)

(1) Earnings per share for the year is different than the sum of the quarterly earnings per share due to rounding and average share prices.

Item 9. Changes in and Disagreements with Accountants on accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Act. Under the supervision and with the participation of Company management, including the CEO and CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control — Integrated Framework” issued by COSO, Company management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2005.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for Norstan, a material business acquired on January 25, 2005 representing approximately 21% of total assets at March 31, 2005.

Attestation Report of the Registered Public Accounting Firm

The Company’s management’s assessment of the effectiveness of its internal control over financial reporting as of March 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which appears below.

Changes in Internal Control Over Financial Reporting

In the fourth fiscal quarter ended March 31, 2005, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors
Black Box Corporation
Lawrence, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report that Black Box Corporation maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheet of Black Box Corporation as of March 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended and our report dated May 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois	/s/ BDO Seidman, LLP
May 25, 2005

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Certain of the information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Officers of the Registrant” included under Part I of this Form 10-K.

The other information required by this item is incorporated herein by reference to the information set forth under the captions “Annual Meeting Matters, Proposal 1 — Election of Directors” and “Board of Directors and Certain Board Committees” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth under the captions “Executive Compensation and Other Information” and “Report of the Compensation Committee” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information set forth under the captions “Equity Plan Compensation Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information set forth under the caption “BDO Seidman and Ernst & Young as Independent Accountants” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial statements, financial statement schedules and exhibits not listed below have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

     (a) Documents filed as part of this report

(1)	Financial Statements — no financial statements have been filed in this Form 10-K other than those in Item 8

(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.2	Tender and Voting Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.3	Stock Option Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (2)

3(ii)	Amended and Restated Bylaws, as amended (3)

10.1	Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among Black Box Corporation of Pennsylvania, the Guarantors party thereto, the Lenders party thereto and Citizens Bank of Pennsylvania (4)

10.2	Guaranty and Suretyship Agreement, dated as of June 30, 2004, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (4)

10.3	Guaranty and Suretyship Agreement, dated as of June 30, 2004, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (4)

10.4	Second Amended and Restated Credit Agreement, dated as of January

24, 2005, by and among Black Box Corporation of Pennsylvania and SF Acquisition Co., as Borrowers, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania. (5)

10.5	Guaranty and Surety Agreement, dated as of January 24, 2005, by the Company to the Lenders and Citizens Bank of Pennsylvania (6)

10.6	Guaranty and Surety Agreement, dated as of January 24, 2005, by the Guarantors to the Lenders and Citizens Bank of Pennsylvania (6)

10.7	First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 17, 2005, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (7)

10.8	Agreement between Black Box Corporation and Fred C. Young (8)

10.9	Agreement between Black Box Corporation and Kathleen Bullions (9)

10.10	Agreement between Black Box Corporation and Roger E. M. Croft (9)

10.11	Agreement between Black Box Corporation and Francis W. Wertheimber (9)

10.12	1992 Stock Option Plan, as amended through May 4, 2005 (10)

10.13	1992 Director Stock Option Plan, as amended through March 15, 2005 (11)

10.14	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (9)

10.15	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (9)

10.16	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (9)

10.17	Summary of Director Compensation (12)

21.1	Subsidiaries of the Registrant (12)

23.1	Consent of Independent Registered Accounting Firm (12)

23.2	Consent of Independent Registered Accounting Firm (12)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (12)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (12)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on December 23, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(3)	Filed as Exhibit 3(ii) to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on June 14, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 12, 2004, and incorporated herein by reference.

(5)	Filed as Exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by the Company and SF Acquisition Co. on January 26, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2005, and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 23, 2005, and incorporated herein by reference.

(8)	Filed as Exhibit 10.6 to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on June 14, 2004, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 10, 2005, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 18, 2005, and incorporated herein by reference.

(12)	Filed herewith.

(b)	The Company hereby files as exhibits to the Form 10-K the exhibits set forth in Item 15 (a)(3) hereof which are not incorporated by reference.

(c)	The Company hereby files as a financial statement schedule to this Form 10-K the financial statement schedule which is set forth in Item 15 (a)(2) hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

     Dated: June 14, 2005

/s/ Michael McAndrew

Michael McAndrew, Vice President, Chief
Financial Officer, Treasurer, Secretary, and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ WILLIAM F. ANDREWS	Director	June 14, 2005
William F. Andrews

/s/ THOMAS W. GOLONSKI	Director	June 14, 2005
Thomas W. Golonski

/s/ THOMAS G. GREIG Thomas G. Greig	Director and Chairman of the Board	June 14, 2005

/s/ RICHARD L. CROUCH	Director	June 14, 2005
Richard L. Crouch

/s/ EDWARD A. NICHOLSON	Director	June 14, 2005
Edward A. Nicholson

/s/ FRED C. YOUNG Fred C. Young	Director and Chief Executive Officer	June 14, 2005

/s/ MICHAEL MCANDREW Michael McAndrew	Vice President, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer	June 14, 2005

SCHEDULE II

BLACK BOX CORPORATION

Valuation and Qualifying Accounts
(Dollars In thousands)

		Additions	Additions
	Balance at	Charged to	Resulting	Reductions	Balance
	Beginning of	Costs and	from	from	at End of
Description	Period	Expenses	Acquisitions	Reserves	Period
Year Ended March 31, 2005
Inventory reserves	$4,840	$2,106	$9,335	$3,735	$12,546
Allowance for unrealizable accounts/sales returns	10,426	7,097	1,042	11,223	7,342
Restructuring reserve	593	3,019	14,761	1,775	16,598

Year Ended March 31, 2004
Inventory reserves	$3,981	$3,697	$—	$2,838	$4,840
Allowance for unrealizable accounts/sales returns	11,710	2,502	—	3,786	10,426
Restructuring reserve	6,181	—	—	5,588	593

Year Ended March 31, 2003
Inventory reserves	$3,358	$2,229	$56	$1,662	$3,981
Allowance for unrealizable accounts/sales returns	8,207	5,231	218	1,946	11,710
Restructuring reserve	2,882	6,536	—	3,237	6,181