Form 10-Q
period 2005-07-02
BLACK BOX CORP
filed 2005-08-11
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2005
Commission File No. 0-18706
Black Box Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3086563 (I.R.S. Employer Identification No.)
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
As of August 9, 2005, there were 17,081,230 shares of common stock ($0.001 par value) outstanding.

BLACK BOX CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

In thousands, except par value	July 2,	March 31,
Unaudited	2005	2005

Assets
Cash and cash equivalents	$11,008	$11,592
Accounts receivable, net of allowance for doubtful accounts of $7,563 and $7,342	115,141	116,865
Lease receivables	1,057	1,697
Inventories, net	52,454	57,176
Costs and estimated earnings in excess of billings on uncompleted contracts	29,770	25,695
Deferred tax asset	10,031	9,236
Net current assets of discontinued operations	316	549
Other current assets	16,504	14,724

Total current assets	236,281	237,534
Property, plant and equipment, net	36,173	38,268
Goodwill, net	448,993	444,567
Other intangibles, net	46,829	44,157
Lease receivables, net of current portion	378	473
Deferred tax asset	3,984	3,793
Net assets of discontinued operations, net of current portion	316	373
Other assets	4,034	3,725

Total assets	$776,988	$772,890

Liabilities
Current maturities of long-term debt	$981	$692
Current maturities of discounted lease rentals	488	890
Accounts payable	32,647	36,032
Billings in excess of costs and estimated earnings on uncompleted contracts	10,821	8,947
Deferred revenue	22,401	21,456
Accrued liabilities:
Compensation and benefits	13,833	13,073
Restructuring	7,795	6,709
Other liabilities	32,189	33,905
Income taxes	8,176	3,295

Total current liabilities	129,331	124,999
Long-term debt	150,903	147,196
Discounted lease rentals	9	30
Other liabilities	75	75
Restructuring reserve	9,023	9,889
Stockholders’ Equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 16,845 and 16,840 shares outstanding	24	24
Additional paid-in capital	336,457	336,290
Retained earnings	435,017	428,632
Treasury stock, at cost, 6,935 shares	(296,797)	(296,797)
Accumulated other comprehensive income	12,946	22,552

Total stockholders’ equity	487,647	490,701

Total liabilities and stockholders’ equity	$776,988	$772,890

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts	Three months ended
Unaudited	July 2, 2005	July 3, 2004

Revenues	$179,282	$124,355
Cost of sales	108,342	72,475

Gross profit	70,940	51,880

Selling, general and administrative expenses	50,920	35,897
Restructuring charges	5,290	—
Intangibles amortization	1,558	59

Operating income	13,172	15,924

Interest expense, net	1,959	409
Other (income)/expense, net	(75)	7

Income before provision for income taxes	11,288	15,508

Provision for income taxes	3,894	5,505

Net income	$7,394	$10,003

Earnings per common share
Basic	$0.44	$0.56
Diluted	$0.43	$0.54

Weighted average common shares outstanding
Basic	16,845	17,771
Diluted	17,042	18,476

Dividends per share	$0.06	$0.05

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Three months ended
Unaudited	July 2, 2005	July 3, 2004

Operating Activities
Net income	$7,394	$10,003
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,791	1,486
Deferred tax (benefit)/provision	(2,493)	1,464
Tax impact from exercised options	(31)	(3,145)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	4,785	3,463
Inventories, net	5,032	(1,399)
Other current assets	(7,371)	(2,288)
Proceeds from lease contracts	735	—
Accounts payable and accrued liabilities	(1,039)	(350)

Net cash provided by operating activities	10,803	9,234

Investing Activities
Capital expenditures	(492)	(741)
Capital disposals	813	444
Acquisition of businesses, net of cash acquired	(13,492)	—
Prior merger-related recovery/(payments)	44	(263)

Net cash used in investing activities	(13,127)	(560)

Financing Activities
Repayment of borrowings	(53,177)	(28,759)
Proceeds from borrowings	56,249	40,550
Repayments on discounted lease rentals	(423)	—
Proceeds from the exercise of options	136	5,640
Payment of dividends	(1,011)	(903)
Purchase of treasury stock	—	(24,856)

Net cash provided by/(used in) financing activities	1,774	(8,328)

Foreign currency exchange impact on cash	(34)	(339)

(Decrease)/increase in cash and cash equivalents	(584)	7
Cash and cash equivalents at beginning of year	11,592	9,306

Cash and cash equivalents at end of year	$11,008	$9,313

Supplemental Cash Flow:
Cash paid for interest	$2,140	$403
Cash paid for income taxes	1,240	5,620
Non-cash financing activities:
Dividends payable	1,011	872
Capital leases	390	—

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
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2005.
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes as June 30, 2005 and 2004 were July 2, 2005 and July 3, 2004.
Note 2: Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves and intangible assets. Actual results could differ from those estimates. Management believes the estimates made are reasonable.

Stock-Based Compensation
Stock options are granted to certain employees and members of the Company’s Board of Directors at the fair market value of the Company’s stock on the date of the grant. The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended and related guidance. Under this guidance there are no charges or credits to income with respect to stock options. The pro forma information below is based on provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” issued in December 2002 (“SFAS No. 148”). SFAS No. 148 requires that the pro forma information regarding net income and earnings per share are determined as if the Company had accounted for its employee stock options under the fair value method as prescribed by SFAS No. 123.
The following table shows the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended to the stock-based awards:

			Three months ended June 30,
			2005	2004

Net income		As reported	$7,394	$10,003
	Plus:	Stock-based compensation expense included in reported net income, net of related tax	—	—
	Less:	Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(2,577)	(2,329)

		Pro forma	$4,817	$7,674

Earnings per share:		Basic — as reported	$0.44	$0.56
		Basic — pro forma	$0.29	$0.43

		Diluted — as reported	$0.43	$0.54
		Diluted — pro forma	$0.28	$0.42

The incremental fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The model requires the use of various assumptions. The following assumptions were used in the three months ended:

	June 30,
	2005	2004

Expected life (in years)	5.1	5.1
Risk free interest rate	3.9%	4.0%
Volatility	59%	60%
Dividend yield	0.7%	0.4%

Reclassification
Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2006 (fiscal year ending March 31, 2006) presentation.

Recent Accounting Pronouncements
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95 “Statement of Cash Flows.” SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). SFAS No. 123(R) is effective for public companies at the beginning of the first annual reporting period that begins after June 15, 2005.
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
Foreign Earnings Repatriation
In October 2004, the “American Jobs Creation Act of 2004” was signed into law. The law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. The law also includes a tax deduction of up to 9% of the lesser of (a) “qualified production activities income” or (b) taxable income. An issue arose as to whether that deduction should be accounted for as a special deduction or a tax rate reduction under FASB Statement No. 109.
In December 2004, the FASB issued Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS No. 109”). The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. The Company is currently assessing the impact of this special deduction.

In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS No. 109-2”). FAS No.109-2 allows additional time to assess the effect of repatriating international earnings under the law and requires explanatory disclosures from those who need the additional time.
The Company is evaluating the effects of the law and recent regulations on its plan for reinvestment or repatriation of international earnings. The possible amounts of unremitted earnings available for repatriation under the law and the potential range of income tax effects of such repatriation cannot be reasonably estimated as of the time of this filing.
Note 3: Inventories
Inventory balances, net of reserves for excess and obsolete inventories:

	June 30, 2005	March 31, 2005

Raw materials	$1,455	$1,447
Finished goods	63,379	68,275

Subtotal	64,834	69,722
Excess and obsolete inventory reserves	(12,380)	(12,546)

Inventory, net	$52,454	$57,176

Note 4: Goodwill and Other Intangible Assets
On April 1, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under this Statement, goodwill and intangible assets with indefinite useful lives are not amortized. As required by the Statement, the Company performs an impairment test annually, or as often as impairment indicators are present. The Company’s policy is to evaluate its non-amortizable intangible assets for impairment during the third quarter of each fiscal year. The Company performed the most recent test during the third quarter of Fiscal 2005, and concluded that no impairment existed. The Company’s only intangibles, as identified in SFAS No. 141 “Business Combinations” (“SFAS No. 141”), other than goodwill, are its trademarks, non-compete agreements, customer relationships and acquired backlog.
Changes in the carrying amount of goodwill, net of accumulated amortization of $40,339 and $40,424 at June 30, 2005 and March 31, 2005, respectively, by reporting segment:

	North America	Europe	All Other	Total

Balance as of March 31, 2005	$371,865	$70,734	$1,968	$444,567
Currency translation	(16)	(5,425)	(5)	(5,446)
Goodwill on businesses acquired	9,950	—	—	9,950
Actual earnout payments	—	—	—	—
Other	(78)	—	—	(78)

Balance as of June 30, 2005	$381,721	$65,309	$1,963	$448,993

At June 30, 2005, certain merger agreements provided for contingent payments of up to $235. If future operating performance goals are met, goodwill will be adjusted for the amount of the contingent payments.
The Company’s intangible assets are comprised of the appraised fair market values of employee non-compete contracts, backlog and customer relationships obtained through business acquisitions. The Company has the following definite-lived intangibles:

	June 30, 2005			March 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Non-compete agreements	$3,954	$1,401	$2,553	$2,676	$1,105	$1,571
Customer relationships	14,541	284	14,257	11,699	114	11,585
Acquired backlog	3,898	1,618	2,280	3,930	668	3,262

Total	$22,393	$3,303	$19,090	$18,305	$1,887	$16,418

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to twenty years.
Intangible asset amortization expense for the three months ended June 30, 2005 and 2004 was $1,558 and $59, respectively. The Company acquired definite-lived intangibles from the completion of three acquisitions during the first quarter of Fiscal 2006 (see Note 11). The estimated definite-lived intangibles recorded of $4,263 were based on a preliminary allocation pending completion of third party valuation, which is expected to be completed during the second quarter of Fiscal 2006. The Company did not record amortization expense during the three months ended June 30, 2005 for these definite-lived assets.
Excluding the newly acquired definite-lived intangibles, the Company’s estimated amortization expense for fiscal years ending March 31 are as follows:

Years Ending March 31,
2006	$5,056
2007	870
2008	671
2009	588
2010	588
Thereafter	8,645

$16,418
Intangible assets not subject to amortization consist solely of the Company’s trademark portfolio. The net carrying amount was $27,739 at June 30, 2005 and March 31, 2005.

The changes in the carrying amount of goodwill and intangible assets, net of accumulated amortization:

		Non-
Three months ended		Competes	Customer
June 30, 2005	Trademarks	and Backlog	Relationships	Goodwill	Total

Balance at beginning of period	$27,739	$4,833	$11,585	$444,567	$488,724
Change in net intangible assets during the period related to:
Amortization expense	—	(1,388)	(170)	—	(1,558)
Currency translation	—	(33)	—	(5,446)	(5,479)
Acquisitions (Note 11)	—	1,421	2,842	9,950	14,213
Actual earnout payments	—	—	—	—	—
Other	—	—	—	(78)	(78)

Balance at end of period	$27,739	$4,833	$14,257	$448,993	$495,822

Note 5: Indebtedness
Long-term debt consisted of the following:

	June 30, 2005	March 31, 2005

Revolving credit agreement	$149,900	$146,560
Capital lease obligations	1,121	772
Other	863	556

Total debt	151,884	147,888
Less: current portion	(981)	(692)

Long-term debt	$150,903	$147,196

On January 24, 2005, the Company entered into a Second Amended and Restated Credit Facility (together with an amendment dated February 17, 2005, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on August 31, 2008.
During the three months ended June 30, 2005, the Company increased net borrowings under the Credit Agreement by approximately $3,300, primarily to fund acquisitions (see Note 11). During the three months ended June 30, 2005, the maximum amount and weighted average balance outstanding under the Credit Agreement were $173,535 and $166,796, respectively. As of June 30, 2005, the Company had $5,965 outstanding in letters of credit and $84,135 available under the Credit Agreement. The weighted average interest rate on all outstanding debt during the three months ended June 30, 2005 and 2004 was approximately 4.05% and 1.84%, respectively. At June 30, 2005, the Company was in compliance with all required covenants under the Credit Agreement.
The capital lease obligations are primarily for facilities and equipment. The lease agreements have remaining terms ranging from two to five years with interest rates ranging from 7.60% to 9.25%.
Other debt is composed of various bank and third party loans secured by specific pieces of equipment and real property. The loans have remaining terms of one to four years with interest rates ranging from 1.23% to 9.50%.

Note 6: Derivative Instruments and Hedging Activities
The Company enters into derivative instruments to hedge exposure to variability in expected fluctuations in foreign currencies. All of the Company’s derivatives have been designated and qualify as cash flow hedges. There was no hedge ineffectiveness during the three months ended June 30, 2005.
At June 30, 2005, the Company had open contracts in Australian and Canadian dollar, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc. These contracts had a notional amount of approximately $32,844 and a fair value of $31,860 and mature within the next six months.
For the three months ended June 30, 2005, the Company recognized in earnings approximately $188 in net losses on matured contracts. As of June 30, 2005, a gain of $11 was included in other comprehensive income (loss) (“OCI”). This gain is expected to be credited to earnings during the year ended March 31, 2006 as the hedged transactions occur and it is expected that the gain will be offset by currency losses on the items being hedged.
Note 7: Earnings Per Share
The following table details this calculation for the three months ended June 30:

	2005	2004

Net income, as reported	$7,394	$10,003

Weighted average shares outstanding	16,845	17,771

Effect of dilutive securities from employee stock options	197	705

Weighted average diluted shares outstanding	17,042	18,476

Basic earnings per share	$0.44	$0.56
Dilutive earnings per share	$0.43	$0.54

There is no impact to the weighted average share calculations during any period where the exercise price of a stock option is greater than the average market price during the same period. There were 2,867,000 and 19,863 non-dilutive options outstanding during the three months ended June 30, 2005 and 2004, respectively, that are not included in the above calculation.

Note 8: Comprehensive Income and Stockholders Equity
Comprehensive income for the three months ended June 30 consisted of the following:

	2005	2004

Net income	$7,394	$10,003
Other comprehensive income:
Foreign currency translation adjustment	(9,764)	(54)
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains on expired derivatives	158	(165)

Comprehensive income	$(2,212)	$9,784

The components of accumulated other comprehensive income consisted of the following:

	June 30, 2005	March 31, 2005

Foreign currency translation adjustment	$12,935	$22,699
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	11	(147)

Total accumulated other comprehensive income	$12,946	$22,552

During 1Q05, additional paid-in-capital increased $167 from the exercise of 6,195 stock options. The increase was comprised of $137 from the exercise of options, net of tax and a tax benefit of $30.
Note 9: Commitments and Contingencies
Litigation
The Company is, as a normal part of its business operations, a party to legal proceedings in addition to those described in current and previous filings. Based on the facts currently available, management believes legal matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.
As previously disclosed, on January 25, 2005, the Company completed the acquisition of Norstan, Inc. (“Norstan”). Prior to the Company’s acquisition of Norstan, Norstan had disclosed that, in April 2004, it had received a Commitment Adjustment Letter from the Universal Services Administrative Company (“USAC”), which oversees the Federal Communications Commission’s Schools and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. Norstan’s previous disclosure stated that USAC had informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (“Navajo Prep”) project for funding year 2001, in which Norstan had installed specific equipment and services for which it had received approximately $2,200, and that the audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC was seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. Norstan noted that, in June 2004, it had filed an appeal with USAC, had begun an internal investigation of the Navajo Prep project and had established a reserve of $2,200 during the fourth quarter of its Fiscal 2004. Norstan further reported that, as a result of the internal investigation, Norstan has decided not to pursue the appeal and that, on its own initiative, Norstan would review its other E-rate projects for compliance with E-rate program requirements.

On March 31, 2005, Norstan refunded approximately $2,100 related to the Navajo Prep project and its appeal was cancelled. Pursuant to USAC’s request following a review of its records, on June 24, 2005, the Company refunded an additional $100 related to this project.
As previously disclosed, the Company continued to work with Norstan on completion of the investigation and resolution of this matter following the Norstan acquisition and such investigation is now complete. Based on the results of that investigation, on August 5, 2005, the Company refunded approximately $1,700 to USAC in relation to one additional E-rate program project. Norstan had previously reserved approximately $1,700 with respect to that project.
Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties.
There has been no significant or unusual activity during the three months ended June 30, 2005. As of June 30, 2005 and March 31, 2005, the Company has recorded a warranty reserve of $1,852 and $1,895, respectively.
The accrual for product warranties is classified with other accrued expenses in the Consolidated Balance Sheets. The expense for product warranties is classified with cost of sales in the Consolidated Income Statements.
Note 10: Restructuring and Other Charges
During the first quarter of Fiscal 2006 and fourth quarter of Fiscal 2005 (fiscal year ended March 31, 2005), the Company recorded restructuring and other charges of $5,290 and $5,059, respectively. The Fiscal 2006 restructuring charge of $5,290 is related to staffing level adjustments and real estate consolidations. The Fiscal 2005 charge was comprised of restructuring expense of $3,019 related to staffing level adjustments and real estate consolidations, as well as other charges of $2,040 related to the resolution of a previously disclosed litigation matter. These charges are discussed in further detail below.
As announced in Fiscal 2005, the Company initiated a restructuring plan intended to right-size the organization and bring its expense structure in-line with anticipated revenues and changing market demand for its solutions and services. The restructuring charges recorded during the first quarter of Fiscal 2006 and fourth quarter of Fiscal 2005 of $5,290 and $3,019, respectively, relate to staffing level adjustments and real estate consolidations in the Europe and North America segments. With the additional charges incurred during the first quarter of Fiscal 2006, the Company has completed its restructuring plan.
As a result of the first quarter Fiscal 2006 restructuring actions, approximately 90 and 34 employees were involuntarily terminated in its Europe and North America segments, respectively, resulting in a restructuring charge related to staffing level adjustments of $2,951 and $522 in Europe and North America, respectively. The Company also recorded a charge of $1,817 in the first quarter of Fiscal 2006 related to idle facility rent obligations and the write-off of leasehold improvements related to these facilities resulting in a restructuring charge of $791 and $1,026 related to real estate consolidations in Europe and North America, respectively. The Company anticipates a majority of the remaining costs to be paid by the end of Fiscal 2006 with the exception of certain facility costs, which will extend through Fiscal 2012 (fiscal year ending March 31, 2012).
In the fourth quarter Fiscal 2005, approximately 28 employees were involuntarily terminated in its Europe segments resulting in a restructuring charge of $613. The Company also recorded a charge of $2,406 in the fourth quarter of Fiscal 2005 related to idle facility rent obligations and the write-off of leasehold improvements related to these facilities. $390 and $2,016 of the fourth quarter Fiscal 2005 expense related to real estate consolidated in Europe and North America, respectively.
Also during the fourth quarter of 2005, the Company recorded a charge of $2,040 that was classified with restructuring and other charges on the Consolidated Income Statements. The charge was related to a previously disclosed adverse arbitration award. The charge was comprised of $1,778 awarded to the plaintiff, which included interest, fees and costs, as well as $262 of legal fees incurred by the Company previously capitalized in Goodwill. As of March 31, 2005, the Company accrued the plaintiff’s award of $1,778 within accrued liabilities on the Consolidated Balance Sheet. On May 6, 2005, the Company paid the award of $1,778 in satisfaction of this judgment in full.
Upon completion of the acquisition of Norstan during the fourth quarter of 2005, Company management committed to a plan of reorganization of Norstan’s operations. In connection with these integration actions, the Company incurred severance costs of $2,887 for the separation of approximately 150 employees. In addition, the Company incurred integration costs for facility consolidations of $11,874. These costs were included in the purchase price allocation for Norstan in accordance with SFAS No. 141. For the three months ended June 30, 2005, the Company paid $2,416 related to these obligations. The Company anticipates a majority of the severance costs to be paid by the end of Fiscal 2006, with certain facility costs extending through Fiscal 2012.
The following table summarizes the restructuring and other charges and the remaining reserves reflected on the Consolidated Balance Sheet:

Three months ended
June 30, 2005	Employee Severance	Facility Closures	Total

Balance at beginning of period	$2,789	$13,809	$16,598
Restructuring charge	3,473	1,817	5,290
Asset write-downs	—	(228)	(228)
Cash expenditures	(3,069)	(1,773)	(4,842)

Balance at end of period	$3,193	$13,625	$16,818

Note 11: Acquisitions
During the three months ended June 30, 2005, the Company acquired 100% of the issued and outstanding shares of capital stock of Telecommunication Systems Management, Inc. (“TSM”), GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”) and Business Communications, Inc., Bainbridge Communication, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”). These companies primarily provide full-service voice communication solutions and services in the Florida and Virginia markets.
The acquisitions did not materially impact the Company’s net sales or net income during the three months ended June 30, 2005. In connection with the acquisitions, the Company has prepared preliminary allocations of goodwill and definite-lived intangible assets of $9,950 and $4,263, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of four to ten years.
The allocation of the purchase price of the acquisitions is based upon preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management, with the assistance of independent valuation specialists, is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. This preliminary allocation of the purchase price is dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts herein.
Note 12: Segment Reporting
As required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) the Company reports the results of its operating segments on a geographic basis. During the fourth quarter of Fiscal 2003 (fiscal year ended March 31, 2003), the Company changed its primary segments to be on a geographic basis. This is consistent with how the Company is organized and how the business is managed on a day-to-day basis. The primary reportable segments are comprised of North America, Europe and All Other. Consistent with SFAS No. 131, the Company aggregates similar operating segments into reportable segments.
The accounting policies of the various segments are the same as those described in the Notes to the Company’s Consolidated Financial Statements for the year ended March 31, 2005 contained in the Company’s Annual report on Form 10-K. The Company evaluates the performance of each segment based on operating income. Inter-segment sales and segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management and, therefore, are not presented below.
Summary information by reportable segment is as follows:

	Three months ended June 30,
	2005	2004

North America
Revenues	$136,861	$79,532
Operating income	11,859	7,910
Depreciation	1,960	1,016
Amortization	1,205	21
Segment assets	720,124	560,372

Europe
Revenues	$33,750	$35,560
Operating income	(367)	5,652
Depreciation	196	339
Amortization	343	36
Segment assets	122,606	131,609

All Other
Revenues	$8,671	$9,263
Operating income	1,680	2,362
Depreciation	77	72
Amortization	10	2
Segment assets	14,269	15,821

Operating income for 1Q06 for North America and Europe was reduced by $1,548 and $3,742, respectively, for restructuring charges incurred during the period.
The sum of the segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	June 30, 2005	March 31, 2005

Assets for North America, Europe and All Other segments	$856,999	$856,101
Corporate eliminations	(80,011)	(83,211)

Total consolidated assets	$776,988	$772,890

Management is also presented with and reviews revenues by service type. The following information is presented:

	Three months ended June 30,
Revenues	2005	2004

Data Services	$52,901	$48,189
Voice Services	72,929	18,314
Hotline Services	53,452	57,852

Total revenues	$179,282	$124,355

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Company manages its business based on geographic segments: North America, Europe and All Other. In addition, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis. During the first quarter of Fiscal 2006, the Company recorded a pre-tax charge for restructuring of approximately $5.3 million. There were no restructuring charges incurred during the first quarter of Fiscal 2005. In addition, the Company incurred non-cash charges during the first quarter of Fiscal 2006 of $2.8 million pre-tax in connection with acquisition related expenses from the fourth quarter Fiscal 2005 purchase of Norstan.
The following table has been included to provide the allocation of the first quarter Fiscal 2006 actual acquisition related expenses and the estimated allocation of the remaining Fiscal 2006 quarterly expenses and the estimated total expenses for Fiscal 2007 to Fiscal 2025:
Dollars in Thousands

					FY06	FY07 to
P&L Impact:	1Q06	2Q06	3Q06	4Q06	Total	FY25

Gross Profit	$1,543	$—	$—	$—	$1,543	$—
SG&A	169	155	127	39	490	—
Intangibles amortization	1,119	1,119	1,119	464	3,821	11,028

Total	$2,831	$1,274	$1,246	$503	$5,854	$11,028

During April 2005, the Company completed the acquisitions of TSM, GTC and BCI. These companies primarily provide full-service voice communication solutions and services in the Florida and Virginia markets. The acquisitions increase the Company’s operational footprint in these market places, provide an opportunity to expand into large complex and multi-site customer solutions services and provide additional technical expertise and product offerings in the voice market. The results of operations for these acquisitions are included in the Company’s financial statements from the completion date of the acquisition. The revenues for these acquisitions are included in North America and Voice Services revenues.

Dollars in Thousands, unless Otherwise Indicated
The tables below should be read in conjunction with the following discussion.

	Three months ended June 30,
	2005		2004
	(1Q06)		(1Q05)
		% of total		% of total
	$	revenues	$	revenues
By Geography
Revenues:
North America	$136,861	76%	$79,532	64%
Europe	33,750	19%	35,560	29%
All Other	8,671	5%	9,263	7%

Total	$179,282	100%	$124,355	100%

Operating Income:
North America	$11,859		$7,910
% of North America revenues	8.7%		9.9%
Europe	(367)		5,652
% of Europe revenues	(1.1)%		15.9%
All Other	1,680		2,362
% of All Other revenues	19.4%		25.5%

Total	$13,172		$15,924
% of Total revenues	7.3%		12.8%

Restructuring charges and acquisition related expenses:
North America	$4,379		$—
Europe	3,742		—
All Other	—		—

Total	$8,121		$—
% of Total revenues	4.5%		—%

Information on revenues and gross profit for Data Services, Voice Services and Hotline Services is presented below:

	Three months ended June 30,
	2005		2004
	(1Q06)		(1Q05)
		% of total		% of total
	$	revenues	$	revenues
By Service Type
Revenues:
Data Services	$52,901	30%	$48,189	39%
Voice Services	72,929	40%	18,314	15%
Hotline Services	53,452	30%	57,852	46%

Total	$179,282	100%	$124,355	100%

Gross Profit:
Data Services	$15,524		$14,496
% of Data Services revenues	29.3%		30.1%
Voice Services	27,838		6,406
% of Voice Services revenues	38.2%		35.0%
Hotline Services	27,578		30,978
% of Hotline Services revenues	51.6%		53.5%

Total	$70,940		$51,880
% of Total revenues	39.6%		41.7%

First Quarter Fiscal 2006 (1Q06) Compared to First Quarter Fiscal 2005 (1Q05)
Total Revenues
Total revenues for 1Q06 were $179,282, an increase of 44% compared to 1Q05 total revenues of $124,355. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC and BCI in the first quarter of Fiscal 2006, which added $53,582 of revenues to 1Q06 results. Excluding the effects of the acquisitions and the positive impact of exchange rates of $1,466 relative to the U.S. dollar, revenues would have remained consistent with 1Q05.
Revenues by Geography
North America Revenues
Revenues in North America were $136,861 for 1Q06, an increase of 72% compared to $79,532 for 1Q05. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC and BCI in the first quarter of Fiscal 2006, which added $53,582 of revenues to 1Q06 results. Excluding the effects of the acquisitions and the positive impact of exchange rates of $84 relative to the U.S. dollar, revenues would have increased 5%. The overall increase is due to increased demand in Data Services and Voice Services and success in the Company’s DVH (Data, Voice and Hotline) Services cross-selling initiatives.

Europe Revenues
Revenues in Europe were $33,750 for 1Q06, comparable to 1Q05 revenues of $35,560. If exchange rates relative to the U.S. dollar had remained unchanged from 1Q05, Europe revenues would have decreased an additional $1,205 to $32,545 for a total decrease of 8%. The Company believes the overall decline in Europe revenues was due to weak general economic conditions that affected client demand.
All Other Revenues
Revenues for All Other were $8,671 for 1Q06, a decrease of 6% compared to $9,263 for 1Q05. If exchange rates relative to the U.S. dollar had remained unchanged from 1Q05, All Other revenues would have decreased an additional $177 to $8,494 for a total decrease of 8%. The Company believes the overall revenue decline in these regions was due to weak general economic conditions that affected client demand.
Revenue by Service Type
Data Services
Revenues from Data Services were $52,901 for 1Q06, an increase of 10% compared to $48,189 for 1Q05. The Company believes the overall increase in Data Services revenue was due to increased demand in certain markets and success in cross-selling initiatives with the Company’s other service lines, as well as $457 positive impact of exchange rates relative to the U.S. dollar for its International Data Services. If exchange rates relative to the U.S. dollar had remained unchanged from 1Q05, Data Services revenues would have increased 9%.
Voice Services
Revenues from Voice Services were $72,929 for 1Q06, an increase of 298% compared to $18,314 for 1Q05. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC and BCI in the first quarter of Fiscal 2006, which added $53,582 of revenues to 1Q06 results. Excluding the effects of the acquisitions, Voice Services revenues increased 6% over 1Q05. The Company believes the overall increase in Voice Services revenue was due to increased demand for these services and success in cross-selling initiatives with the Company’s other service lines. There was no exchange rate impact on Voice Service revenues as all of the Company’s Voice Services revenue is denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services were $53,452 for 1Q06, a decrease of 8% compared to $57,852 for 1Q05. The Company believes the overall decline in Hotline Services revenues was due to decreased demand for these services, offset in part by $1,009 positive impact of exchange rates relative to the U.S. dollar for its international Hotline Services. If exchange rates relative to the U.S. dollar had remained unchanged from 1Q05, Hotline Services revenues would have decreased 9%.
Gross Profit
Gross profit dollars for 1Q06 increased to $70,940 from $51,880 for 1Q05. The increase in gross profit dollars over the prior year was due to the increase in revenues. Gross profit as a percent of revenues for 1Q06 decreased to 39.6% of revenues from 41.7% of revenues for 1Q05. The decrease in gross profit percentage was due primarily to service mix and $1,543 of negative impact related to the amortization of the step-up to fair value of Norstan inventory recorded through purchase accounting during the first quarter of Fiscal 2006. As of the end of 1Q06, the step-up to fair value of the inventory has been fully amortized.

Gross profit dollars for Data Services were $15,524, or 29.3% of revenues, for 1Q06 compared to $14,496, or 30.1% of revenues, for 1Q05. Gross profit dollars for Voice Services were $27,838, or 38.2% of revenues, for 1Q06 compared to $6,406, or 35.0% of revenues, for 1Q05. Gross profit dollars for Hotline Services were $27,578, or 51.6% of revenues, for 1Q06 compared to $30,978, or 53.5% of revenues, for 1Q05.
SG&A Expenses
Selling, general and administrative (“SG&A”) expenses for 1Q06 were $50,920, an increase of $15,023 over SG&A expenses of $35,897 for 1Q05. SG&A expenses as a percent of revenue for 1Q06 were 28.4% of revenues comparable to 28.9% of revenues for 1Q05. The dollar increase is due to the fourth quarter Fiscal 2005 acquisition of Norstan and the first quarter Fiscal 2006 acquisitions of TSM, GTC and BCI.
Restructuring Charges
In the first quarter of Fiscal 2006, the Company recorded a restructuring charge of $5,290. This charge was comprised of $3,473 for staffing level adjustments and $1,817 for real estate consolidations in Europe and North America. Of this charge, $3,742 and $1,548 related to Europe and North America, respectively. See Notes to Consolidated Financial Statements for further details related to the restructuring charges.
Intangibles Amortization
Intangibles amortization for 1Q06 increased to $1,558 from $59 for 1Q05. The increase was primarily attributable to the addition of $15,971 of intangible assets acquired through the Norstan acquisition during the fourth quarter of Fiscal 2005. The Company recorded an additional $1,119 of amortization expense in 1Q06 due to these intangibles. For Fiscal 2006, the Company expects to incur in total $3,821 of additional amortization expense relative to these acquired intangibles and approximately $600 annually thereafter until Fiscal 2025. As of 1Q06, the Company has not recorded amortization expense relative to definite-lived intangibles acquired through the 1Q06 acquisitions of TSM, GTC and BCI. The Company expects to finalize the valuation of these intangibles by 2Q06. See Notes to Consolidated Financial Statements for further details related to the acquisitions.
Operating Income
Operating income for 1Q06 was $13,172, or 7.3% of revenues, compared to $15,924, or 12.8% of revenues, for 1Q05. The impact of restructuring charges and acquisition related expenses on operating income was $8,121 or 4.5% of revenues.
Interest Expense, Net
Net interest expense for 1Q06 increased to $1,959 from $409 for 1Q05 due to an increase in the weighted average outstanding debt of approximately $166,796 for 1Q06 compared to approximately $42,511 for 1Q05. The increase in debt relates primarily to the fourth quarter Fiscal 2005 acquisition of Norstan and first quarter Fiscal 2006 acquisitions of TSM, GTC and BCI. In addition, the weighted average interest rate outstanding for 1Q06 was 4.05%, an increase of 2.21% compared to the 1Q05 rate of 1.84%.

Provision for Income Taxes
The tax provision for 1Q06 was $3,894, an effective tax rate of 34.5%. This compares to the tax provision for 1Q05 of $5,505, an effective tax rate of 35.5%. The tax rate for 1Q06 was lower than 1Q05 due to the effect of implementing various international tax planning strategies.
The annual effective tax rate is lower than the U.S. statutory rate of 35.0% primarily due to foreign income taxes at rates lower than 35.0%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net Income
Net income for 1Q06 was $7,394, or 4.1% of revenues, compared to $10,003, or 8.0% of revenues, for 1Q05. The decrease in net income dollars is primarily due to the restructuring charges and acquisition related expenses incurred during Fiscal 2006. The impact of restructuring charges and acquisition related expenses on net income was $5,319 or 3.0% of revenues.
Liquidity and Capital Resources
Operating Activities
As of the end of 1Q06 and 1Q05, the Company had working capital of $106,950 and $112,535, respectively. The Company’s current ratio was 1.83 and 1.90 as of the end of 1Q06 and 1Q05, respectively.
Net cash provided by operating activities during 1Q06 and 1Q05 was $10,803 and $9,234, respectively. The Company’s major source of cash from operations was collection of accounts receivable and net change in inventory. The Company’s primary use of cash from operations was for other assets and changes to accounts payable.
The Company anticipates that approximately $1,500 to $2,500 will be incurred during Fiscal 2006 for the ongoing monitoring and testing requirements of Section 404. As of 1Q06, the Company has incurred approximately $362 related to these requirements.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during 1Q06 and 1Q05 was $13,127 and $560, respectively. The Company’s primary use of cash during 1Q06 was related to the acquisition of businesses.
During 1Q06, gross capital expenditures were $492, while capital disposals were $813. Gross capital expenditures for Fiscal 2006 are projected to be $4,000 to $6,000 and will be spent primarily on information systems, general equipment and facility improvements.

During 1Q06, the Company paid $13,492 to acquire TSM, GTC and BCI, net of cash acquired in the transaction. The cash impact of prior merger-related recoveries made during 1Q06 was $44. See Note 11 of the Notes to Consolidated Financial Statements for additional detail on acquisitions made during 1Q06.
Financing Activities
Net cash provided by/(used in) financing activities during 1Q06 and 1Q05 was $1,774 and $(8,328), respectively. Cash provided by financing activities in 1Q06 resulted primarily from the $3,072 net increase in debt obligations and $136 cash received from the exercise of stock options, partially offset by cash used of $1,011 for payment of dividends. The increase in debt obligations was due to the funding of the 1Q06 acquisitions.
Total Debt
Borrowings under the Credit Agreement are permitted up to a maximum amount of $240,000, which includes up to $15,000 of swingline loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $60,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.50% (determined by a leverage ratio based on the Company’s EBITDA). The majority of the Company’s borrowings were under the LIBOR option. The Credit Agreement expires on August 31, 2008.
The Company’s total debt at the end of 1Q06 of $151,884 was comprised of $149,900 under the Credit Agreement, $1,121 of obligations under capital leases and $863 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company during 1Q06 and 1Q05 was approximately 4.05% and 1.84%, respectively. In addition, as of the end of 1Q06, the Company had $5,965 of letters of credit outstanding and $84,135 available under the Credit Agreement.
The Credit Agreement includes financial covenants requiring a minimum net worth, leverage and fixed charge coverage ratio. At the end of 1Q06, the Company was in compliance with all required covenants under the Credit Agreement.
Dividends
During 1Q06, the Company’s Board of Directors declared a cash dividend of $0.06 per share on all outstanding shares of the Company’s common stock, par value $.001 per share (the “Common Stock”). The dividend totaled $1,011 and was paid on July 15, 2005 to stockholders of record at the close of business on June 30, 2005. The dividend declared during 2Q06 of $0.06 per share will be paid on October 14, 2005 to stockholders of record on September 30, 2005. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.

Repurchase of Common Stock
There were no repurchases of the Common Stock during 1Q06. Since inception of the repurchase program in April 1999 through June 30, 2005, the Company has repurchased in aggregate approximately 6,900,000 shares of the Common Stock for approximately $297,000. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
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
The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in OCI until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to earnings at that time.
At of the end of 1Q06, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollar, Swiss franc, Japanese yen, Swedish krona, Danish krone, Norwegian kroner and Australian dollar. The open contracts have contract rates of 0.7536 to 0.8296 Euro, 0.5341 to 0.5613 Pound sterling, 1.1835 to 1.2595 Canadian dollar, 1.1270 to 1.2820 Swiss franc, 101.20 to 108.80 Japanese yen, 6.7687 to 7.700 Swedish krona, 5.5056 to 6.2019 Danish krone, 6.0092 to 6.5887 Norwegian kroner and 1.3053 to 1.3298 Australian dollar, all per U.S. dollar.
The total open contracts, with a notional amount of approximately $32,844, have a fair value of $31,860 and will expire within six months.
Critical Accounting Policies
The Company’s critical accounting policies are described in the Notes to the Company’s Consolidated Financial Statements for the year ended March 31, 2005 contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the subsequent quarter.

New Accounting Pronouncements
See Notes to Consolidated Financial Statements.
Inflation
The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effects of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.
Forward Looking Statements
When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical service companies and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
Interest Rate Risk
The Company’s primary interest rate risk relates to its long-term debt obligations. At June 30, 2005, the Company had total long-term obligations, including the current portion of those obligations, of $151,884. Of that amount, $1,984 was in fixed rate obligations and $149,900 was in variable rate obligations. For the amounts in variable rate debt at June 30, 2005, an instantaneous 100 basis point increase in the interest rate would reduce the Company’s expected net income in the subsequent quarter by $273, assuming the Company employed no intervention strategies. The Company has no interest rate hedging agreements.
Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. To mitigate this risk, the Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions. At June 30, 2005, the Company had total open contracts valued at approximately $32,844 with a fair value of approximately $31,860.
The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q as of July 2, 2005, an evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s material businesses except for Norstan, a material business acquired on January 25, 2005 representing approximately 20% and 21% of total assets as of July 2, 2005 and March 31, 2005, respectively. The Norstan portion of the business will be included in the current year assessment to be completed as of March 31, 2006.
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
Changes in Internal Control Over Financial Reporting
In the first fiscal quarter ended July 2, 2005, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business.
As previously disclosed, on January 25, 2005, the Company completed the acquisition of Norstan. Prior to the Company’s acquisition of Norstan, Norstan had disclosed that, in April 2004, it had received a Commitment Adjustment Letter from the Universal Services Administrative Company (“USAC”), which oversees the Federal Communications Commission’s Schools and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. Norstan’s previous disclosure stated that USAC had informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (“Navajo Prep”) project for funding year 2001, in which Norstan had installed specific equipment and services for which it had received approximately $2.2 million, and that the audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC was seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. Norstan noted that, in June 2004, it had filed an appeal with USAC, had begun an internal investigation of the Navajo Prep project and had established a reserve of $2.2 million during the fourth quarter of its Fiscal 2004. Norstan further reported that, as a result of the internal investigation, Norstan has decided not to pursue the appeal and that, on its own initiative, Norstan would review its other E-rate projects for compliance with E-rate program requirements.
On March 31, 2005, Norstan refunded approximately $2.1 million related to the Navajo Prep project and its appeal was cancelled. Pursuant to USAC’s request following a review of its records, on June 24, 2005, the Company refunded an additional $100,000 related to this project.
As previously disclosed, the Company continued to work with Norstan on completion of the investigation and resolution of this matter following the Norstan acquisition and such investigation is now complete. Based on the results of that investigation, on August 5, 2005, the Company refunded approximately $1.7 million to USAC in relation to one additional E-rate program project. Norstan had previously reserved approximately $1.7 million with respect to that project.
Based on the facts currently available to the Company, management believes its legal matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total		Shares (or Units)	Dollar Value) of
	Number of	(b) Average	Purchased as Part	Shares (or Units) that
	Shares (or	Price Paid	of Publicly	May Yet Be
	Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs (1)

April 1, 2005 to May 1, 2005	—	—	—	565,166

May 2, 2005 to May 29, 2005	—	—	—	565,166

May 30, 2005 to July 2, 2005	—	—	—	565,166

Total	—	—	—	565,166 (2)

(1)	As of March 31, 2005, 565,166 shares were available for repurchase under repurchase programs approved by the Board of Directors and announced on November 20, 2003 and August 12, 2004.

(2)	The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.
Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

Item 4. Submission of Matters to a Vote of Security Holders.
A special meeting of the stockholders of the Company was held on May 4, 2005. The only matter voted upon was an amendment to the Company’s 1992 Stock Option Plan to increase the number of shares authorized under that plan. At the meeting, of the 16,840,116 shares entitled to vote, 11,418,743 votes were cast for the matter, 1,722,596 votes were cast against the matter and 477,091 votes abstained. There were no broker non-votes on the matter.

Item 6. Exhibits.

Exhibit Number	Description

21.1	Subsidiaries of Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK BOX CORPORATION

Dated: August 11, 2005

	By:	/s/ Michael McAndrew

Michael McAndrew, Vice President,
Chief Financial Officer, Treasurer, Secretary, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

21.1	Subsidiaries of Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.