Form 10-Q
period 2005-10-01
BLACK BOX CORP
filed 2005-11-10
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of November 9, 2005, there were 17,255,393 shares of common stock ($0.001 par value) outstanding.

BLACK BOX CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

In thousands, except par value	October 1,	March 31,
Unaudited	2005	2005

Assets
Cash and cash equivalents	$11,925	$11,592
Accounts receivable, net of allowance for doubtful accounts of $7,698 and $7,342	131,757	116,865
Lease receivables	645	1,697
Inventories, net	53,154	57,176
Costs and estimated earnings in excess of billings on uncompleted contracts	24,052	25,695
Deferred tax asset	10,496	9,236
Net current assets of discontinued operations	292	549
Other current assets	18,291	14,724

Total current assets	250,612	237,534
Property, plant and equipment, net	36,330	38,268
Goodwill, net	457,362	444,567
Other intangibles, net	51,403	44,157
Lease receivables, net of current portion	281	473
Deferred tax asset	4,561	3,793
Net assets of discontinued operations, net of current portion	248	373
Other assets	4,019	3,725

Total assets	$804,816	$772,890

Liabilities
Current maturities of long-term debt	$576	$692
Current maturities of discounted lease rentals	247	890
Accounts payable	38,301	36,032
Billings in excess of costs and estimated earnings on uncompleted contracts	11,472	8,947
Deferred revenue	21,931	21,456
Accrued liabilities:
Compensation and benefits	11,382	13,073
Restructuring	5,451	6,709
Other liabilities	38,320	33,905
Income taxes	9,744	3,295

Total current liabilities	137,424	124,999
Long-term debt	149,308	147,196
Discounted lease rentals	6	30
Other liabilities	75	75
Restructuring reserve	8,548	9,889
Stockholders’ Equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 17,131 and 16,840 shares outstanding	24	24
Additional paid-in capital	345,713	336,290
Retained earnings	446,786	428,632
Treasury stock, at cost, 6,935 shares	(296,807)	(296,797)
Accumulated other comprehensive income	13,739	22,552

Total stockholders’ equity	509,455	490,701

Total liabilities and stockholders’ equity	$804,816	$772,890

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
In thousands, except per share amounts	October 1,	October 2,	October 1,	October 2,
Unaudited	2005	2004	2005	2004

Revenues	$185,050	$126,595	$364,332	$250,950
Cost of sales	111,168	74,280	219,510	146,755

Gross profit	73,882	52,315	144,822	104,195

Selling, general and administrative	50,647	35,227	101,567	71,124
Restructuring charges	—	—	5,290	—
Intangibles amortization	1,328	69	2,886	128

Operating income	21,907	17,019	35,079	32,943

Interest expense, net	2,330	508	4,289	917
Other expense/(income), net	40	40	(35)	47

Income before provision for income taxes	19,537	16,471	30,825	31,979

Provision for income taxes	6,740	5,848	10,634	11,353

Net income	$12,797	$10,623	$20,191	$20,626

Earnings per common share
Basic	$0.75	$0.61	$1.19	$1.17
Diluted	$0.74	$0.60	$1.17	$1.14

Weighted average common shares outstanding
Basic	17,022	17,425	16,933	17,601
Diluted	17,374	17,705	17,208	18,068

Dividends per share	$0.06	$0.06	$0.12	$0.11

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Six months ended
Unaudited	October 1, 2005	October 2, 2004

Operating Activities
Net income	$20,191	$20,626
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,380	2,840
Deferred tax (benefit)/provision	(2,053)	538
Tax impact from exercised options	(1,971)	(3,157)
Stock compensation expense	—	680
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	(8,913)	8,104
Inventories, net	5,704	(2,098)
Other current assets	304	(1,808)
Proceeds from lease contracts	1,282	—
Accounts payable and accrued liabilities	550	(5,007)

Net cash provided by operating activities	22,474	20,718

Investing Activities
Capital expenditures	(1,600)	(1,641)
Capital disposals	1,001	700
Acquisition of businesses, net of cash acquired	(26,854)	—
Prior merger-related payments	(165)	(347)

Net cash used in investing activities	(27,618)	(1,288)

Financing Activities
Repayment of borrowings	(105,235)	(61,073)
Proceeds from borrowings	105,948	77,049
Repayments on discounted lease rentals	(667)	—
Proceeds from the exercise of options	7,452	5,685
Payment of dividends	(2,021)	(1,774)
Deferred financing costs	—	(235)
Purchase of treasury stock	(10)	(37,574)

Net cash provided by/(used) in financing activities	5,467	(17,922)

Foreign currency exchange impact on cash	10	(1,101)

Increase in cash and cash equivalents	333	407
Cash and cash equivalents at beginning of year	11,592	9,306

Cash and cash equivalents at end of year	$11,925	$9,713

Supplemental Cash Flow:
Cash paid for interest	$4,285	$912
Cash paid for income taxes	6,212	10,938
Non-cash financing activities:
Dividends payable	1,028	1,035
Capital leases	683	—

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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes as September 30, 2005 and 2004 were October 1, 2005 and October 2, 2004.
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
Stock-Based Compensation
Stock options are granted to certain employees and members of the Company’s Board of Directors at the fair market value of the Company’s stock on the date of the grant. The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended and related guidance. Under this guidance, there are no charges or credits to income with respect to stock options. The pro forma information below is based on provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” issued in December 2002 (“SFAS No. 148”). SFAS No. 148 requires that the pro forma information regarding net income and earnings per share are determined as if the Company had accounted for its employee stock options under the fair value method as prescribed by SFAS No. 123.
The following table shows the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended to the stock-based awards:

			Three months ended		Six months ended
			September 30,		September 30,
			2005	2004	2005	2004

Net income		As reported	$12,797	$10,623	$20,191	$20,626
	Add:	Stock-based employee compensation expense included in reported net income, net of related tax	—	439	—	439
	Deduct:	Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(2,645)	(2,698)	(5,222)	(5,028)

Net income		Pro forma	$10,152	$8,364	$14,969	$16,037

Earnings per share:		Basic — as reported	$0.75	$0.61	$1.19	$1.17
		Basic — pro forma	$0.60	$0.48	$0.88	$0.91

		Diluted — as reported	$0.74	$0.60	$1.17	$1.14
		Diluted — pro forma	$0.58	$0.47	$0.87	$0.89

The incremental fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The model requires the use of various assumptions. The following assumptions were used in the six months ended:

	September 30,
	2005	2004

Expected life (in years)	5.1	5.1
Risk free interest rate	3.9%	3.9%
Volatility	59%	60%
Dividend yield	0.7%	0.6%

During the second quarter of Fiscal 2005 (fiscal year ending March 31, 2005), the Company recorded compensation expense, as a result of a modification to a retiring director’s stock option agreements. Based on the guidance under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company recorded compensation expense in the amount of $680. The expense was recorded as a component of Selling, General and Administrative expense.
Reclassification
Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2006 (fiscal year ending March 31, 2006) presentation.

Recent Accounting Pronouncements
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95 “Statement of Cash Flows.” SFAS No. 123(R) requires that companies recognize all share-based payments to employees and directors, including grants of employee and director stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). SFAS No. 123(R) is effective for public companies at the beginning of the first annual reporting period that begins after June 15, 2005.
As permitted by SFAS No. 123, the Company currently accounts for its stock-based compensation plans under APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or cash flows. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the amounts in its pro forma disclosure as described in the disclosure of pro forma net income and earnings per share in Note 2 to Consolidated Financial Statements. Based on SFAS No. 123(R), the Company will transition to the new requirements by using the modified prospective transition method. This transition method requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption.
SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they are dependant on, among other things, when employees or directors exercise stock options.
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
Note 3: Inventories
Inventory balances, net of reserves for excess and obsolete inventories:

	October 1, 2005	March 31, 2005

Raw materials	$1,392	$1,447
Finished goods	65,166	68,275

Subtotal	66,558	69,722
Excess and obsolete inventory reserves	(13,404)	(12,546)

Inventory, net	$53,154	$57,176

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
Changes in the carrying amount of goodwill, net of accumulated amortization of $40,352 and $40,424 at September 30, 2005 and March 31, 2005, respectively, by reporting segment:

	North America	Europe	All Other	Total

Balance as of March 31, 2005	$371,865	$70,734	$1,968	$444,567
Currency translation	24	(5,104)	13	(5,067)
Goodwill on businesses acquired	17,705	—	—	17,705
Actual earnout payments	—	—	41	41
Other	116	—	—	116

Balance as of September 30, 2005	$389,710	$65,630	$2,022	$457,362

At September 30, 2005, certain merger agreements provided for contingent payments of up to $4,797. If future operating performance goals are met, goodwill will be adjusted for the amount of the contingent payments.

The Company’s amortizable intangible assets are comprised of the appraised fair market values of employee non-compete contracts, backlog and customer relationships obtained through business acquisitions. The Company has the following definite-lived intangibles:

	September 30, 2005			March 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Non-compete agreements	$4,084	$1,524	$2,560	$2,676	$1,105	$1,571
Customer relationships	20,287	480	19,807	11,699	114	11,585
Acquired backlog	3,906	2,609	1,297	3,930	668	3,262

Total	$28,277	$4,613	$23,664	$18,305	$1,887	$16,418

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to twenty years.
Intangible asset amortization expense was $1,328 and $69 for the three months ended September 30, 2005 and 2004 and $2,886 and $128 for the six months ended September 30, 2005 and 2004. The Company acquired definite-lived intangibles from the completion of four acquisitions during the first six months of Fiscal 2006 (see Note 11). The estimated definite-lived intangibles recorded of 10,120 were based on a preliminary allocation pending completion of third party valuation, which is expected to be completed during the third quarter of Fiscal 2006. The Company recorded amortization expense of $40 during the six months ended September 30, 2005 for these definite-lived assets.
Excluding the newly acquired definite-lived intangibles, the Company’s estimated amortization expense for fiscal years ending March 31 are as follows:

Years Ending March 31,

2006	$5,056
2007	870
2008	671
2009	588
2010	588
Thereafter	8,645

$16,418
Intangible assets not subject to amortization consist solely of the Company’s trademark portfolio. The net carrying amount was $27,739 at September 30, 2005 and March 31, 2005.

The changes in the carrying amount of goodwill and intangible assets, net of accumulated amortization are as follows:

		Non-
Three months ended		Competes	Customer
September 30, 2005	Trademarks	and Backlog	Relationships	Goodwill	Total

Balance at beginning of period	$27,739	$4,833	$11,585	$444,567	$488,724
Change in net intangible assets during the period related to:
Amortization expense	—	(2,490)	(367)	—	(2,857)
Currency translation	—	(17)	—	(5,067)	(5,084)
Acquisitions (Note 11)	—	1,531	8,589	17,705	27,825
Actual earnout payments	—	—	—	41	41
Other	—	—	—	116	116

Balance at end of period	$27,739	$3,857	$19,807	$457,362	$508,765

Note 5: Indebtedness
Long-term debt consisted of the following:

	September 30, 2005	March 31, 2005

Revolving credit agreement	$148,070	$146,560
Capital lease obligations	1,677	772
Other	137	556

Total debt	149,884	147,888
Less: current portion	(576)	(692)

Long-term debt	$149,308	$147,196

On January 24, 2005, the Company entered into a Second Amended and Restated Credit Facility (together with an amendment dated February 17, 2005, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on August 31, 2008.
During the three months ended September 30, 2005, the maximum amount and weighted average balance outstanding under the Credit Agreement were $173,195 and $161,735, respectively. As of September 30, 2005, the Company had $5,965 outstanding in letters of credit and $85,965 available under the Credit Agreement. The weighted average interest rate on all outstanding debt was 5.04% and 2.25% for the three months ended September 30, 2005 and 2004, respectively, and 4.53% and 2.07% for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the Company was in compliance with all required covenants under the Credit Agreement.
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

Note 6: Derivative Instruments and Hedging Activities
The Company enters into derivative instruments to hedge exposure to variability in expected fluctuations in foreign currencies. All of the Company’s derivatives have been designated and qualify as cash flow hedges. There was no hedge ineffectiveness during the three months ended September 30, 2005.
At September 30, 2005, the Company had open contracts in Australian and Canadian dollar, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc. These contracts had a notional amount of approximately $72,017 and a fair value of $69,602 and mature within the next eighteen months.
For the three months ended September 30, 2005, the Company recognized in earnings approximately $131 in net gains on matured contracts. As of September 30, 2005, a loss of $86 was included in other comprehensive income (loss) (“OCI”). This loss is expected to be credited to earnings during the year ended March 31, 2006 as the hedged transactions occur and it is expected that the loss will be offset by currency gains on the items being hedged.
Note 7: Earnings Per Share
The following table details this calculation for the three and six months ended September 30:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$12,797	$10,623	$20,191	$20,626

Weighted average shares outstanding	17,022	17,425	16,933	17,601

Effect of dilutive securities from employee and director stock options	352	280	275	467

Weighted average diluted shares outstanding	17,374	17,705	17,208	18,068

Basic earnings per share	$0.75	$0.61	$1.19	$1.17
Diluted earnings per share	$0.74	$0.60	$1.17	$1.14

There is no impact to the weighted average share calculations during any period where the exercise price of a stock option is greater than the average market price during the same period. There were 1,957,098 and 2,805,486 non-dilutive options outstanding during the three months ended September 30, 2005 and 2004, respectively, and 2,595,489 and 901,774 non-dilutive options outstanding during the six months ended September 30, 2005 and 2004, respectively, that are not included in the above calculation.

Note 8: Comprehensive Income and Stockholders’ Equity
Comprehensive income for the three and six months ended September 30 consisted of the following:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$12,797	$10,623	$20,191	$20,626
Other comprehensive income:
Foreign currency translation adjustment	718	97	(9,046)	43
Unrealized (losses)/gains on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized (losses)/gains on expired derivatives	75	(589)	233	(754)

Comprehensive income	$13,590	$10,131	$11,378	$19,915

The components of accumulated other comprehensive income consisted of the following:

	September 30, 2005	March 31, 2005

Foreign currency translation adjustment	$13,653	$22,699
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	86	(147)

Total accumulated other comprehensive income	$13,739	$22,552

During the six months ended September 30, additional paid-in-capital increased $9,423 from the exercise of 285,225 stock options. The increase was comprised of $7,452 from the exercise of options, net of tax and a tax benefit of $1,971.
Note 9: Commitments and Contingencies
Litigation
The Company is, as a normal part of its business operations, a party to legal proceedings. Based on the facts currently available, management believes legal matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.
Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties.
There has been no significant or unusual activity during the three months ended September 30, 2005. As of September 30, 2005 and March 31, 2005, the Company has recorded a warranty reserve of $1,865 and $1,895, respectively.

The accrual for product warranties is classified with other accrued expenses in the Consolidated Balance Sheets. The expense for product warranties is classified with cost of sales in the Consolidated Income Statements.
Note 10: Restructuring and Other Charges
During the first quarter of Fiscal 2006 and fourth quarter of Fiscal 2005 (fiscal year ended March 31, 2005),, the Company recorded restructuring and other charges of $5,290 and $5,059, respectively. The Fiscal 2006 restructuring charge of $5,290 is related to staffing level adjustments and real estate consolidations. The Fiscal 2005 charge was comprised of restructuring expense of $3,019 related to staffing level adjustments and real estate consolidations, as well as other charges of $2,040 related to the resolution of a previously disclosed litigation matter. The restructuring charges are discussed in further detail below.
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
As a result of the first quarter Fiscal 2006 restructuring actions, approximately 90 and 34 employees were involuntarily terminated in the Company’s Europe and North America segments, respectively, resulting in a restructuring charge related to staffing level adjustments of $2,951 and $522 in Europe and North America, respectively. The Company also recorded a charge of $1,817 in the first quarter of Fiscal 2006 related to idle facility rent obligations and the write-off of leasehold improvements related to these facilities resulting in a restructuring charge of $791 and $1,026 related to real estate consolidations in Europe and North America, respectively. The Company anticipates a majority of the remaining costs to be paid by the end of Fiscal 2006 with the exception of certain facility costs, which will extend through Fiscal 2012 (fiscal year ending March 31, 2012).
In the fourth quarter Fiscal 2005, approximately 28 employees were involuntarily terminated in the Company’s Europe segment resulting in a restructuring charge of $613. The Company also recorded a charge of $2,406 in the fourth quarter of Fiscal 2005 related to idle facility rent obligations and the write-off of leasehold improvements related to these facilities. $390 and $2,016 of the fourth quarter Fiscal 2005 expense related to real estate consolidated in Europe and North America, respectively.
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
Upon completion of the acquisition of Norstan, Inc. (“Norstan”) during the fourth quarter of 2005, Company management committed to a plan of reorganization of Norstan’s operations. In connection with these integration actions, the Company incurred severance costs of $2,887 for the separation of approximately 150 employees. In addition, the Company incurred integration costs for facility consolidations of $11,874.

These costs were included in the purchase price allocation for Norstan in accordance with SFAS No. 141. The Company anticipates a majority of the severance costs to be paid by the end of Fiscal 2006, with certain facility costs extending through Fiscal 2012.
As a result of the second quarter Fiscal 2006 acquisition of substantially all of the assets and certain liabilities of Universal Solutions of North America, L.L.C. and related entities (“Universal”), the Company’s management committed to a plan of reorganization of Universal’s operations. In connection with these integration actions, the Company incurred integration costs for facility consolidations of $375. These costs were included in the purchase price allocation for Universal in accordance with SFAS No. 141. Facility costs to be paid are anticipated to extend through Fiscal 2008.
The following table summarizes the restructuring and other charges and the remaining reserves reflected on the Consolidated Balance Sheet:

Six months ended
September 30, 2005	Employee Severance	Facility Closures	Total

Balance at beginning of period	$2,789	$13,809	$16,598
Restructuring charge	3,473	1,817	5,290
Acquisition restructuring	—	375	375
Asset write-downs	—	(636)	(636)
Cash expenditures	(4,819)	(2,809)	(7,628)

Balance at end of period	$1,443	$12,556	$13,999

Note 11: Acquisitions
During the second quarter of Fiscal 2006, the Company acquired substantially all of the assets and certain liabilities of Universal. Universal primarily provides planning, installation and maintenance services for voice and data network systems in 14 states.
The acquisition did not materially impact the Company’s net sales or net income during the three months ended September 30, 2005. In connection with the acquisition, the Company has prepared preliminary allocations of goodwill and definite-lived intangible assets of $9,068 and $4,899, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of four to twenty years.
The allocation of the purchase price of the acquisition is based upon preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management, with the assistance of independent valuation specialists, is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. This preliminary allocation of the purchase price is dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts herein.

Note 12: Segment Reporting
As required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company reports the results of its operating segments on a geographic basis. During the fourth quarter of Fiscal 2003 (fiscal year ended March 31, 2003), the Company changed its primary segments to be on a geographic basis. This is consistent with how the Company is organized and how the business is managed on a day-to-day basis. The primary reportable segments are comprised of North America, Europe and All Other. Consistent with SFAS No. 131, the Company aggregates similar operating segments into reportable segments.
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
Summary information by reportable segment is as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

North America
Revenues	$146,754	$84,792	$283,615	$164,324
Operating income	16,537	10,835	28,396	18,745
Depreciation	2,057	918	4,017	1,935
Amortization	1,270	21	2,475	42
Segment assets	748,322	554,657	748,322	554,657

Europe
Revenues	$29,199	$32,830	$62,949	$68,390
Operating income	3,427	3,697	3,060	9,349
Depreciation	166	300	362	639
Amortization	50	41	393	77
Segment assets	123,837	130,469	123,837	130,469

All Other
Revenues	$9,097	$8,973	$17,768	$18,236
Operating income	1,943	2,487	3,623	4,849
Depreciation	38	66	115	138
Amortization	8	7	18	9
Segment assets	14,955	15,585	14,955	15,585

Operating income for the six months ended September 30, 2005 for North America and Europe was reduced by $1,548 and $3,742, respectively, for restructuring charges incurred during the first quarter.

The sum of the segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	September 30, 2005	March 31, 2005

Assets for North America, Europe and All Other segments	$887,114	$856,101
Corporate eliminations	(82,298)	(83,211)

Total consolidated assets	$804,816	$772,890

Management is also presented with and reviews revenues by service type. The following information is presented:

	Three months ended		Six months ended
	September 30,		September 30,
In thousands	2005	2004	2005	2004

Revenues
Data services	$52,584	$50,537	$105,485	$98,726
Voice services	78,410	19,086	151,339	37,400
Hotline services	54,056	56,972	107,508	114,824

Total Revenues	$185,050	$126,595	$364,332	$250,950

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
The Company manages its business based on geographic segments: North America, Europe and All Other. In addition, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis. During the first quarter of Fiscal 2006, the Company recorded a pre-tax charge for restructuring of approximately $5.3 million. There were no restructuring charges incurred during the second quarter of Fiscal 2006 and the first and second quarters of Fiscal 2005. In addition, the Company incurred non-cash charges during the first and second quarters of Fiscal 2006 of $4.1 million pre-tax in connection with acquisition related expenses from the fourth quarter Fiscal 2005 purchase of Norstan.
The following table has been included to provide the allocation of the first and second quarters of Fiscal 2006 actual acquisition related expenses and the estimated allocation of the remaining Fiscal 2006 quarterly expenses and the estimated total expenses for Fiscal 2007 to Fiscal 2025, directly related to the acquisition of Norstan:

Dollars in Thousands					FY06	FY07 to
P&L Impact:	1Q06	2Q06	3Q06	4Q06	Total	FY25

Gross Profit	$1,543	$—	$—	$—	$1,543	$—
SG&A	169	155	127	39	490	—
Intangibles amortization	1,119	1,119	1,119	464	3,821	11,028

Total	$2,831	$1,274	$1,246	$503	$5,854	$11,028

During April 2005, the Company completed the acquisitions of Telecommunication Systems Management, Inc. (“TSM”), GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”) and Business Communications, Inc., Bainbridge Communication, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”). These companies primarily provide full-service voice communication solutions and services in the Florida and Virginia markets. The acquisitions increase the Company’s operational footprint in these marketplaces, provide an opportunity to expand into large complex and multi-site customer solutions services and provide additional technical expertise and product offerings in the voice market. The results of operations for these acquisitions are included in the Company’s financial statements from the completion date of the acquisition. The revenues for these acquisitions are included in North America and Voice Services revenues.
During August 2005, the Company completed the acquisition of substantially all of the assets and certain liabilities of Universal. Universal primarily provides planning, installation and maintenance services for voice and data network systems in 14 states. The acquisition increases the Company’s operational footprint in these marketplaces, provides an opportunity to expand into large complex and multi-site customer solutions services and provide additional technical expertise and product offerings in the voice market. The results of operations for this acquisition are included in the Company’s financial statements from the completion date of the acquisition. The revenues for these acquisitions are included in North America and Voice Services revenues.
Dollars in Thousands, unless Otherwise Indicated
The tables below should be read in conjunction with the following discussion.

	Three months ended September 30,				Six months ended September 30,
	2005		2004		2005		2004
	(2Q06)		(2Q05)		(2Q06YTD)		(2Q05YTD)
		% of		% of		% of		% of
		total		total		total		total
	$	revenues	$	revenues	$	revenues	$	revenues
By Geography
Revenues:
North America	$146,754	79%	$84,792	67%	$283,615	78%	$164,324	66%
Europe	29,199	16%	32,830	26%	62,949	17%	68,390	27%
All Other	9,097	5%	8,973	7%	17,768	5%	18,236	7%

Total	$185,050	100%	$126,595	100%	$364,332	100%	$250,950	100%

Operating Income:
North America	$16,537		$10,835		$28,396		$18,745
% of North America revenues	11.3%		12.8%		10.0%		11.4%
Europe	$3,427		$3,697		$3,060		$9,349
% of Europe revenues	11.7%		11.3%		4.9%		13.7%
All Other	$1,943		$2,487		$3,623		$4,849
% of All Other revenues	21.4%		27.7%		20.4%		26.6%

Total	$21,907		$17,019		$35,079		$32,943
% of Total revenues	11.8%		13.4%		9.6%		13.1%

Restructuring charges and acquisition related expenses:
North America	$1,274		$—		$5,653		$—
Europe	—		—		3,742		—
All Other	—		—		—		—

Total	$1,274		$—		$9,395		$—
% of Total revenues	.7%		—%		2.6%		—%

     Information on revenues and gross profit for Data Services, Voice Services and Hotline Services is presented below:

	Three months ended September 30,				Six months ended September 30,
	2005		2004		2005		2004
	(2Q06)		(2Q05)		(2Q06YTD)		(2Q05YTD)
		% of		% of		% of		% of
		total		total		total		total
	$	revenues	$	revenues	$	revenues	$	revenues
By Service Type
Revenues:
Data Services	$52,584	29%	$50,537	40%	$105,485	29%	$98,726	39%
Voice Services	78,410	42%	19,086	15%	151,339	42%	37,400	15%
Hotline Services	54,056	29%	56,972	45%	107,508	29%	114,824	46%

Total	$185,050	100%	$126,595	100%	$364,332	100%	$250,950	100%

Gross Profit:
Data Services	$15,482		$15,366		$31,006		$29,862
% of Data Services revenues	29.4%		30.4%		29.4%		30.2%
Voice Services	$31,173		$6,732		$59,011		$13,138
% of Voice Services revenues	39.8%		35.3%		39.0%		35.1%
Hotline Services	$27,227		$30,217		$54,805		$61,195
% of Hotline Services revenues	50.4%		53.0%		51.0%		53.3%

Total	$73,882		$52,315		$144,822		$104,195
% of Total revenues	39.9%		41.3%		39.8%		41.5%

Second Quarter Fiscal 2006 (2Q06) Compared to Second Quarter Fiscal 2005 (2Q05):
Total Revenues
Total revenues for 2Q06 were $185,050, an increase of 46% compared to 2Q05 total revenues of $126,595. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI and Universal during the first six months of Fiscal 2006, which added $54,920 of revenues to 2Q06 results. Excluding the effects of the acquisitions, and the negative impact of exchange rates of $139 relative to the U.S. dollar, revenues would have increased $3,674, an increase of 3% over 2Q05.
Revenues by Geography
North America Revenues
Revenues in North America were $146,754 for 2Q06, an increase of 73% compared to $84,792 for 2Q05. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI and Universal in the first six months of Fiscal 2006, which added $54,920 of revenues to 2Q06 results. Excluding the effects of the acquisitions and the positive impact of exchange rates of $85 relative to the U.S. dollar, revenues would have increased 8%. The overall increase is due to increased demand in Data Services and Voice Services and success in the Company’s DVH (Data, Voice and Hotline) Services cross-selling initiatives.
Europe Revenues
Revenues in Europe were $29,199 for 2Q06, a decrease of 11% compared to $32,830 for 2Q05. The overall decrease was generally due to weak economic conditions that affected client demand and $296 of negative impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q05, Europe revenues would have decreased a total of $3,335 to $29,495, a decrease of 10%.
All Other Revenues
Revenues for All Other were $9,097 for 2Q06, an increase of 1% compared to $8,973 for 2Q05. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q05, All Other revenues would have decreased $53 to $9,026, with no change to the percentage increase.
Revenue by Service Type
Data Services
Revenues from Data Services were $52,584 for 2Q06, an increase of 4% compared to $50,537 for 2Q05. The Company believes the overall increase in Data Services revenue was due to increased demand in certain markets and success in cross-selling initiatives with the Company’s other service lines, offset in part by $194 negative impact of exchange rates relative to the U.S. dollar for its international Data Services. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q05, Data Services revenues would have increased a total of $2,241, with no change to the percentage increase.
Voice Services
Revenues from Voice Services were $78,410 for 2Q06, an increase of 311% compared to $19,086 for 2Q05. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI and Universal in the first six months of Fiscal 2006, which added $54,920 of revenues to 2Q06 results. Excluding the effects of the acquisitions, Voice Services revenues increased 23% over 2Q05. The Company believes the overall increase in Voice Services revenue was due to increased demand for these services and success in cross-selling initiatives with the Company’s other service lines. There was no exchange rate impact on Voice Service revenues as all of the Company’s Voice Services revenue is denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services were $54,056 for 2Q06, a decrease of 5% compared to $56,972 for 2Q05. The Company believes the overall decline in Hotline Services revenues was due to decreased demand for these services, offset in part by $54 positive impact of exchange rates relative to the U.S. dollar for its international Hotline Services. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q05, Hotline Services revenues would have decreased a total of $2,970, with no change to the percentage decrease.

Gross Profit
Gross profit dollars for 2Q06 increased to $73,882 from $52,315 for 2Q05. The increase in gross profit dollars over the prior year was due to the increase in revenues. Gross profit as a percent of revenues for 2Q06 decreased to 39.9% of revenues from 41.3% of revenues for 2Q05. The decrease in gross profit percentage was due to service mix.
Gross profit dollars for Data Services were $15,482, or 29.4% of revenues, for 2Q06 compared to $15,366, or 30.4% of revenues, for 2Q05. Gross profit dollars for Voice Services were $31,173, or 39.8% of revenues, for 2Q06 compared to $6,732, or 35.3% of revenues, for 2Q05. Gross profit dollars for Hotline Services were $27,227, or 50.4% of revenues, for 2Q06 compared to $30,217, or 53.0% of revenues, for 2Q05.
SG&A Expenses
Selling, general and administrative (“SG&A”) expenses for 2Q06 were $50,647, an increase of $15,420 over SG&A expenses of $35,227 for 2Q05. SG&A expenses as a percent of revenue for 2Q06 were 27.4% of revenues comparable to 27.8% of revenues for 2Q05. The dollar increase is due to the fourth quarter Fiscal 2005 acquisition of Norstan and the first six months of Fiscal 2006 acquisitions of TSM, GTC, BCI and Universal.
Intangibles Amortization
Intangibles amortization for 2Q06 increased to $1,328 from $69 for 2Q05. The increase was primarily attributable to the addition of $15,971 of intangible assets acquired through the Norstan acquisition during the fourth quarter of Fiscal 2005. The Company recorded an additional $1,119 of amortization expense in 2Q06 due to these intangibles. For Fiscal 2006, the Company expects to incur in total $3,821 of additional amortization expense relative to these acquired intangibles and approximately $600 annually thereafter until Fiscal 2025. In 2Q06, the Company recorded $40 of amortization expense related to definite-lived intangibles in the acquisitions of TSM, GTC and BCI. As of 2Q06, the Company has not recorded amortization expense relative to definite-lived intangibles acquired through the 2Q06 acquisition of Universal. The Company expects to finalize the valuation of these intangibles by 3Q06. See Notes to Consolidated Financial Statements for further details related to the acquisition.
Operating Income
Operating income for 2Q06 was $21,907, or 11.8% of revenues, compared to $17,019, or 13.4% of revenues, for 2Q05. The impact of the Norstan acquisition related expenses on operating income were $1,274, or 1% of revenues.
Interest Expense, Net
Net interest expense for 2Q06 increased to $2,330 from $508 for 2Q05 due to an increase in the weighted average outstanding debt of approximately $161,735 for 2Q06 compared to approximately $57,417 for 2Q05. The increase in debt relates primarily to the fourth quarter Fiscal 2005 acquisition of Norstan and first half of Fiscal 2006 acquisitions of TSM, GTC, BCI and Universal. In addition, the weighted average interest rate outstanding for 2Q06 was 5.04%, an increase of 2.79% compared to the 2Q05 rate of 2.25%.

Provision for Income Taxes
The tax provision for 2Q06 was $6,740, an effective tax rate of 34.5%. This compares to the tax provision for 2Q05 of $5,848, an effective tax rate of 35.5%. The tax rate for 2Q06 was lower than 2Q05 due to the effect of implementing various international tax planning strategies.
The annual effective tax rate is lower than the U.S. statutory rate of 35.0% primarily due to foreign income taxes at rates lower than 35.0%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net Income
Net income for 2Q06 was $12,797, or 6.9% of revenues, compared to $10,623, or 8.4% of revenues, for 2Q05. The increase in net income dollars is primarily due to the increase in revenues and gross profit, offset in part by increased interest expense and the impact of acquisition related expenses described above.
Six Months Fiscal 2006 (2Q06YTD) Compared to Six Months Fiscal 2005 (2Q05YTD):
Total Revenues
Total revenues for 2Q06YTD were $364,332, an increase of 45% compared to 2Q05YTD total revenues of $250,950. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI and Universal during the first six months of Fiscal 2006, which added $108,502 of revenues to 2Q06YTD results. Excluding the effects of the acquisitions and the positive impact of exchange rates of $1,327 relative to the U.S. dollar, revenues would have increased by $3,553 or 1% over 2Q05YTD.
Revenues by Geography
North America Revenues
Revenues in North America were $283,615 for 2Q06YTD, an increase of 73% compared to $164,324 for 2Q05YTD. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI and Universal in the first six months of Fiscal 2006, which added $108,502 of revenues to 2Q06YTD results. Excluding the effects of the acquisitions and the positive impact of exchange rates of $169 relative to the U.S. dollar, revenues would have increased 6%. The overall increase is due to increased demand in Data Services and Voice Services and success in the Company’s DVH (Data, Voice and Hotline) Services cross-selling initiatives.
Europe Revenues
Revenues in Europe were $62,949 for 2Q06YTD, a decrease of 8% compared to $68,390 for 2Q05YTD. The overall decrease was generally due to weak economic conditions that affected client demand, offset in part by $909 positive impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q05YTD, Europe revenues would have decreased a total of $6,350 to $62,040, a decrease of 9%.

All Other Revenues
Revenues for All Other were $17,768 for 2Q06YTD, a decrease of 3% compared to $18,236 for 2Q05YTD. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q05TYD, All Other revenues would have decreased a total of $717 to $17,519, a decrease of 4%.
Revenues by Service Type
Data Services
Revenues from data services were $105,485 for 2Q06YTD, an increase of 7% compared to $98,726 for 2Q05YTD. The Company believes the overall increase in Data Services revenue was due to increased demand in certain markets and success in cross-selling initiatives with the Company’s other service lines and $263 positive impact of exchange rates relative to the U.S. dollar for its international Data Services. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q05YTD, Data Services revenues would have increased a total of $6,496, with no change to the percentage increase.
Voice Services
Revenues from voice services were $151,339 for 2Q06YTD, an increase of 305% compared to $37,400 for 2Q05YTD. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI and Universal in the first six months of Fiscal 2006, which added $108,502 of revenues to 2Q06YTD results. Excluding the effects of the acquisitions, Voice Services revenues increased 15% over 2Q05YTD. The Company believes the overall increase in Voice Services revenue was due to increased demand for these services and success in cross-selling initiatives with the Company’s other service lines. There was no exchange rate impact on Voice Service revenues as all of the Company’s Voice Services revenue is denominated in U.S. dollars.
Hotline Services
Revenues from hotline services were $107,508 for 2Q06YTD, a decrease of 6% compared to $114,824 for 2Q05YTD. The Company believes the overall decline in Hotline Services revenues was due to decreased demand for these services, offset in part by $1,064 positive impact of exchange rates relative to the U.S. dollar for its international Hotline Services. If exchange rates relative to the U.S. dollar had remained unchanged from 2Q05YTD, Hotline Services revenues would have decreased a total of $8,380, a decrease of 7%.
Gross Profit
Gross profit dollars for 2Q06YTD increased to $144,822 from $104,195 for 2Q05YTD. The increase in gross profit dollars over prior year was due to the increase in revenues. Gross profit as a percent of revenues for 2Q06YTD of 39.8% was comparable to 41.5% of revenues for 2Q05YTD. The decrease in gross profit percentage was due to service mix.
Gross profit dollars for hotline services for 2Q06YTD was $54,805, or 51.0% of revenues, compared to $61,195, or 53.3% of revenues, for 2Q05YTD. Gross profit dollars for data services for 2Q06YTD was $31,006, or 29.4% of revenues, compared to $29,862, or 30.2% of revenues, for 2Q05YTD. Gross profit dollars for voice services for 2Q06YTD was $59,011, or 39.0% of revenues, compared to $13,138, or

35.1% of revenues, for 2Q05YTD.
SG&A Expenses
SG&A expenses for 2Q06YTD were $101,567, an increase of $30,443 over SG&A expenses of $71,124 for 2Q05YTD. SG&A expenses as a percent of revenues for 2Q06YTD were 27.9% of revenues compared to 28.3% of revenues for 2Q05YTD. The dollar increase is due to the fourth quarter Fiscal 2005 acquisition of Norstan and the first six months of Fiscal 2006 acquisitions of TSM, GTC, BCI and Universal.
Intangibles Amortization
Intangibles amortization for 2Q06YTD increased to $2,886 from $128 for 2Q05YTD. The increase was primarily attributable to the addition of $15,971 of intangible assets acquired through the Norstan acquisition during the fourth quarter of Fiscal 2005. The Company recorded an additional $2,238 of amortization expense in 2Q06YTD due to these intangibles. For Fiscal 2006, the Company expects to incur in total $3,821 of additional amortization expense relative to these acquired intangibles and approximately $600 annually thereafter until Fiscal 2025. In 2Q06YTD, the Company recorded $40 of amortization expense related to definite-lived intangibles in the acquisitions of TSM, GTC and BCI. As of 2Q06, the Company has not recorded amortization expense relative to definite-lived intangibles acquired through the 2Q06 acquisition of Universal. The Company expects to finalize the valuation of these intangibles by 3Q06. See Notes to Consolidated Financial Statements for further details related to the acquisition.
Operating Income
Operating income for 2Q06YTD was $35,079, or 9.6% of revenues, compared to $32,943, or 13.1% of revenues, for 2Q05YTD. The impact of restructuring charges and acquisition related expenses on operating income for 2Q06YTD was $9,395, or 2.6% of revenues.
Net Interest Expense
Net interest expense for 2Q06YTD increased to $4,289 from $917 for 2Q05YTD due to an increase in the weighted average outstanding debt of approximately $164,293 for 2Q06YTD compared to approximately $49,113 for 2Q05YTD. The increase in debt relates primarily to the fourth quarter Fiscal 2005 acquisition of Norstan and first six months of Fiscal 2006 acquisitions of TSM, GTC, BCI and Universal. In addition, the weighted average interest rate outstanding for 2Q06YTD was 4.53%, an increase of 2.46% compared to the 2Q05YTD rate of 2.07%.
Provision for Income Taxes
The tax provision for 2Q06YTD was $10,634, an effective tax rate of 34.5%. This compares to the tax provision for 2Q05YTD of $11,353, an effective tax rate of 35.5%. The tax rate for 2Q06YTD was lower than 2Q05YTD due to the effect of implementing various international tax planning strategies.
The annual effective tax rate is lower than the U.S. statutory rate of 35.0% primarily due to foreign income taxes at rates lower than 35.0%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net Income
Net income for 2Q06YTD was $20,191, or 5.5% of revenues, and is comparable to revenues of $20,626, or 8.2% of revenues, for 2Q05YTD. The decrease in net income dollars is primarily due to the 1Q06 restructuring charge, increased interest expense and the impact of acquisition related expenses offset in part by increases in revenue and gross profit.
Liquidity and Capital Resources
Operating Activities
As of the end of 2Q06 and 2Q05, the Company had working capital of $113,188 and $118,214, respectively. The Company’s current ratio was 1.82 and 3.07 as of the end of 2Q06 and 2Q05, respectively. The decrease in the current ratio is primarily driven by liabilities assumed as part of the acquisitions completed during the fourth quarter of 2005 and the first six months of fiscal 2006.
Net cash provided by operating activities during 2Q06YTD and 2Q05YTD was $22,474 and $20,718, respectively. The Company’s major source of cash from operations was net income and the net change in inventory. The Company’s primary use of cash from operations was the net change in accounts receivable.
The Company anticipates that approximately $1,500 to $2,500 will be incurred during Fiscal 2006 for the ongoing monitoring and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As of 2Q06YTD, the Company has incurred approximately $467 related to these requirements.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used in investing activities during 2Q06YTD and 2Q05YTD was $27,618 and $1,288, respectively. The Company’s primary use of cash during 2Q06YTD was related to the acquisition of businesses.
During 2Q06YTD, gross capital expenditures were $1,600, while capital disposals were $1,001. Gross capital expenditures for Fiscal 2006 are projected to be $4,000 to $6,000 and will be spent primarily on information systems, general equipment and facility improvements.
During 2Q06YTD, the Company paid $26,854 to acquire TSM, GTC, BCI and Universal, net of cash acquired in the transactions. The cash impact of prior merger-related payments made during 2Q06YTD was $165. See Note 11 of the Notes to Consolidated Financial Statements for additional detail on acquisitions made during the first six months of Fiscal 2006.
Financing Activities
Net cash provided by/(used) in financing activities during 2Q06YTD and 2Q05YTD was $5,467 and $(17,922), respectively. Cash provided by financing activities in 2Q06YTD resulted primarily from $7,452 cash received from the exercise of stock options, partially offset by cash used of $2,021 for payment of dividends.
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
The Company’s total debt at the end of 2Q06 of $149,884 was comprised of $148,070 under the Credit Agreement, $1,677 of obligations under capital leases and $137 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company during 2Q06 and 2Q05 was approximately 5.04% and 2.25%, respectively. In addition, as of the end of 2Q06, the Company had $5,965 of letters of credit outstanding and $85,965 available under the Credit Agreement.
The Credit Agreement includes financial covenants requiring a minimum net worth, leverage and fixed charge coverage ratio. At the end of 2Q06, the Company was in compliance with all required covenants under the Credit Agreement.
Dividends
During 2Q06, the Company’s Board of Directors declared a cash dividend of $0.06 per share on all outstanding shares of the Company’s common stock, par value $.001 per share (the “Common Stock”). The dividend totaled $1,028 and was paid on October 14, 2005 to stockholders of record at the close of business on September 30, 2005. The dividend declared during 3Q06 of $0.06 per share will be paid on January 16, 2006 to stockholders of record on December 31, 2005. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.
Repurchase of Common Stock
During 2Q06, the Company repurchased approximately 196 shares for $10. Since inception of the repurchase program in April 1999 through September 30, 2005, the Company has repurchased in aggregate approximately 6,935,000 shares of the Common Stock for approximately $297,000. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

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
At of the end of 2Q06, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollar, Swiss franc, Japanese yen, Swedish krona, Danish krone, Norwegian kroner and Australian dollar. The open contracts have contract rates of 0.7850 to 0.8283 Euro, 0.5361 to 0.5780 Pound sterling, 1.2585 to 1.2588 Canadian dollar, 1.2149 to 1.2985 Swiss franc, 108.10 to 108.80 Japanese yen, 7.2180 to 7.7524 Swedish krona, 5.5056 to 6.2057 Danish krone, 6.0092 to 6.5843 Norwegian kroner and 1.3017 to 1.3298 Australian dollar, all per U.S. dollar.
The total open contracts, with a notional amount of approximately $72,017, have a fair value of $69,602 and will expire within eighteen months.
Critical Accounting Policies
The Company’s critical accounting policies are described in the Notes to the Company’s Consolidated Financial Statements for the year ended March 31, 2005 contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the subsequent quarters.
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
Interest Rate Risk
The Company’s primary interest rate risk relates to its long-term debt obligations. At October 1, 2005, the Company had total long-term obligations, including the current portion of those obligations, of $149,890. Of that amount, $1,820 was in fixed rate obligations and $148,070 was in variable rate obligations. For the amounts in variable rate debt at October 1, 2005, an instantaneous 100 basis point increase in the interest rate would reduce the Company’s expected net income in the subsequent quarter by $265, assuming the Company employed no intervention strategies. The Company has no interest rate hedging agreements.
Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. To mitigate this risk, the Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions. At October 1, 2005, the Company had total open contracts valued at approximately $72,017 with a fair value of approximately $69,602.
The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q as of October 1, 2005, an evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s material businesses except for Norstan, a material business acquired on January 25, 2005 representing approximately 20% and 21% of total assets as of October 1, 2005 and March 31, 2005, respectively. The Norstan portion of the business will be included in the current year assessment to be completed as of March 31, 2006.

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
Changes in Internal Control Over Financial Reporting
In the second fiscal quarter ended October 1, 2005, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total		Shares (or Units)	Dollar Value) of
	Number of	(b) Average	Purchased as Part	Shares (or Units) that
	Shares (or	Price Paid	of Publicly	May Yet Be
	Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs(1)

July 3, 2005 to July 31, 2005	—	—	—	565,166

August 1, 2005 to August 28, 2005	196	42.83	196	564,970

August 29, 2005 to October 1, 2005	—	—	—	564,970

Total	196	$42.83	196	564,970 (2)

(1)	As of July 2, 2005, 565,166 shares were available for repurchase under repurchase programs approved by the Board of Directors and announced on November 20, 2003 and August 12, 2004.

(2)	The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.
Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
Item 4. Submission of Matters to a Vote of Security Holders.
On August 10, 2005, the Company’s stockholders voted on the following three matters at the Company’s annual meeting of the stockholders: (i) the election of directors; (ii) the amendment to the 1992 Stock Option Plan to increase the number of shares authorized; and (iii) the ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for Fiscal 2006. Out of the 16,846,117 shares of Common Stock outstanding as of the record date for the annual meeting of June 10, 2005, 15,261,593 votes were cast.
(i)	Each of the Company’s nominees for director was elected at the annual meeting by the following vote:

	Shares	Shares
	Voted For	Withheld

William F. Andrews	13,823,839	1,437,754
Richard L. Crouch	8,997,669	6,263,924
Thomas G. Golonski	8,998,460	6,263,133
Thomas G. Greig	8,999,095	6,262,498
Edward A. Nicholson, Ph.D.	14,193,485	1,068,108
Fred C. Young	14,194,335	1,067,258
(ii)	The amendment to the 1992 Stock Option Plan to increase the number of shares authorized under the plan was approved by the following vote:

Shares	Shares Voted	Shares	Broker
Voted For	Against	Abstaining	Non-Votes

7,515,205	6,018,352	541,177	1,186,859
(iii)	Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2006:

Shares	Shares Voted	Shares	Broker
Voted For	Against	Abstaining	Non-Votes

15,250,813	7,129	3,651	0

Item 6. Exhibits.

Exhibit
Number	Description

10.1	Description of executive officer incentive bonus plan for Fiscal 2006 (1)

10.2	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (1)

10.3	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan) (1)

10.4	1992 Stock Option Plan (as amended through August 9, 2005)(1)

21.1	Subsidiaries of Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2005	BLACK BOX CORPORATION
	By:	/s/ Michael McAndrew
Michael McAndrew, Vice President,
Chief Financial Officer, Treasurer, Secretary, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Description of executive officer incentive bonus plan for Fiscal 2006 (1)

10.2	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (1)

10.3	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan) (1)

10.4	1992 Stock Option Plan (as amended through August 9, 2005) (1)

21.1	Subsidiaries of Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.