Form 10-Q
period 2005-12-31
BLACK BOX CORP
filed 2006-02-09
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of February 7, 2006, there were 17,473,821 shares of common stock ($0.001 par value) outstanding.

BLACK BOX CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

In thousands, except par value	December 31,	March 31,
Unaudited	2005	2005

Assets
Cash and cash equivalents	$12,143	$11,592
Accounts receivable, net of allowance for doubtful accounts of $8,301 and $7,342	125,632	116,865
Lease receivables	465	1,697
Inventories, net	53,448	57,176
Costs and estimated earnings in excess of billings on uncompleted contracts	28,093	25,695
Deferred tax asset	11,084	9,236
Net current assets of discontinued operations	376	549
Other current assets	17,642	14,724

Total current assets	248,883	237,534
Property, plant and equipment, net	36,117	38,268
Goodwill, net	468,871	444,567
Other intangibles, net	55,573	44,157
Lease receivables, net of current portion	0	473
Deferred tax asset	3,979	3,793
Net assets of discontinued operations, net of current portion	153	373
Other assets	4,327	3,725

Total assets	$817,903	$772,890

Liabilities
Current maturities of long-term debt	$716	$692
Current maturities of discounted lease rentals	70	890
Accounts payable	39,487	36,032
Billings in excess of costs and estimated earnings on uncompleted contracts	11,604	8,947
Deferred revenue	21,473	21,456
Accrued liabilities:
Compensation and benefits	12,650	13,073
Restructuring	4,589	6,709
Other liabilities	40,274	33,905
Income taxes	9,013	3,295

Total current liabilities	139,876	124,999
Long-term debt	141,304	147,196
Discounted lease rentals	3	30
Other liabilities	169	75
Restructuring reserve	7,970	9,889
Stockholders’ Equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 17,406 and 16,840 shares outstanding	24	24
Additional paid-in capital	355,981	336,290
Retained earnings	458,252	428,632
Treasury stock, at cost, 6,935 shares	(296,811)	(296,797)
Accumulated other comprehensive income	11,135	22,552

Total stockholders’ equity	528,581	490,701

Total liabilities and stockholders’ equity	$817,903	$772,890

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine Months ended
In thousands, except per share amounts	December 31,	January 1,	December 31,	January 1,
Unaudited	2005	2005	2005	2005

Revenues	$182,135	$126,896	$546,467	$377,846
Cost of sales	108,733	75,878	328,243	222,633

Gross profit	73,402	51,018	218,224	155,213

Selling, general and administrative	50,441	36,762	152,008	107,886
Restructuring charges	0	0	5,290	0
Intangibles amortization	1,349	59	4,235	187

Operating income	21,612	14,197	56,691	47,140

Interest expense, net	2,397	519	6,686	1,436
Other expense, net	114	46	79	93

Income before provision for income taxes	19,101	13,632	49,926	45,611

Provision for income taxes	6,590	4,383	17,224	15,736

Net income	$12,511	$9,249	$32,702	$29,875

Earnings per common share
Basic	$0.72	$0.54	$1.92	$1.71
Diluted	$0.70	$0.52	$1.88	$1.66

Weighted average common shares outstanding
Basic	17,286	17,293	17,050	17,499
Diluted	17,786	17,694	17,362	17,949

Dividends per share	$0.06	$0.06	$0.18	$0.17

See Notes To Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Nine months ended
Unaudited	December 31, 2005	January 1, 2005

Operating Activities
Net income	$32,702	$29,875
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,013	4,557
Deferred tax (benefit)/provision	(2,083)	1,775
Tax impact from exercised options	(3,347)	—
Stock compensation expense	—	680
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	73	1,153
Inventories, net	5,673	(2,412)
Other current assets	1,270	888
Proceeds from lease contracts	1,746	—
Accounts payable and accrued liabilities	(8,135)	(2,111)

Net cash provided by operating activities	38,912	34,405

Investing Activities
Capital expenditures	(3,151)	(2,579)
Capital disposals	1,232	730
Acquisition of businesses, net of cash acquired	(40,682)	—
Prior merger-related payments	(378)	(498)

Net cash used in investing activities	(42,979)	(2,347)

Financing Activities
Repayment of borrowings	(164,698)	(91,596)
Proceeds from borrowings	157,280	95,632
Repayments on discounted lease rentals	(847)	—
Proceeds from the exercise of options	16,344	7,310
Payment of dividends	(3,049)	(2,809)
Deferred financing costs	—	(235)
Purchase of treasury stock	(14)	(37,585)

Net cash provided / (used) in financing activities	5,016	(29,283)

Foreign currency exchange impact on cash	(398)	(1,134)

Increase in cash and cash equivalents	551	1,641
Cash and cash equivalents at beginning of year	11,592	9,306

Cash and cash equivalents at end of year	$12,143	$10,947

Supplemental Cash Flow:
Cash paid for interest	$5,817	$1,425
Cash paid for income taxes	13,539	14,022
Non-cash financing activities:
Dividends payable	1,044	1,039
Capital leases	834	—

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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes as December 31, 2005 and 2004 were December 31, 2005 and January 1, 2005.
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

Stock-Based Compensation
Stock options are granted to certain employees and members of the Company’s Board of Directors at the fair market value of the Company’s stock on the date of the grant. The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended, and related guidance. Under this guidance, there are no charges or credits to income with respect to stock options.
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
The following table shows the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to the stock-based awards:

			Three months ended		Nine months ended
			December 31,		December 31,
			2005	2004	2005	2004

Net income		As reported	$12,511	$9,249	$32,702	$29,875
	Add:	Stock-based employee compensation expense included in reported net income, net of related tax	—	—	—	445
	Deduct:	Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(17,703)	(2,482)	(22,925)	(7,501)
Net income		Pro forma	$(5,192)	$6,767	$9,777	$22,819

Earnings per share:		Basic — as reported	$0.72	$0.54	$1.92	$1.71
		Basic — pro forma	$(0.30)	$0.39	$0.57	$1.30

		Diluted — as reported	$0.70	$0.52	$1.88	$1.66
		Diluted — pro forma	$(0.29)	$0.38	$0.56	$1.27

For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are granted fully vested on the date of the grant. The incremental fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The model requires the use of various assumptions. The following assumptions were used in the nine months ended:

	December 31,
	2005	2004

Expected life (in years)	5.6	5.0
Risk free interest rate	4.17%	3.32%
Volatility	49%	55%
Dividend yield	0.6%	0.3%

On October 31, 2005, in response to the issuance of SFAS No. 123(R) (as defined below), the Compensation Committee of the Board of Directors of the Company authorized the acceleration of the vesting of all of the Company’s outstanding out-of-the-money unvested stock options held by current employees, including officers, and directors. Approximately 405,224 options that would otherwise have vested from time to time over the next three years became immediately exercisable. Such stock options had an exercise price greater than $39.77, the approximate fair market value of the Company’s common stock, par value $.001 per share (the “Common Stock”) on October 31, 2005. The accelerated vesting of these options increased the pro-forma compensation expense for the three months ended December 31, 2005 by approximately $3,521, net of tax.
On October 31, 2005, the Company issued options to purchase approximately 984,000 shares of Common Stock which were granted fully vested, the effect of which increased the pro-forma compensation expense for the three months ended December 31, 2005 by approximately $11,962, net of tax.

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
As permitted by SFAS No. 123, the Company currently accounts for its stock-based compensation plans under APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or cash flows. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, and assuming that, in the third quarter of Fiscal 2006, the Company would have accelerated the vesting of options and would have granted fully vested options as discussed above, the impact would have approximated the amounts in its pro forma disclosure as described in the disclosure of pro forma net income and earnings per share in Note 2 to Consolidated Financial Statements. Based on SFAS No. 123(R), the Company will transition to the new requirements by using the modified prospective transition method. This transition method requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption.
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
In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS No. 109-2”). FAS No. 109-2 allows additional time to assess the effect of repatriating international earnings under the law and requires explanatory disclosures from those who need the additional time.
The Company is evaluating the effects of the law and recent regulations on its plan for reinvestment or repatriation of international earnings. The possible amounts of unremitted earnings available for repatriation under the law and the potential range of income tax effects of such repatriation cannot be reasonably estimated as of the time of this filing.
Segments
In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131 (as defined below). The effective date of this statement is for fiscal years ending after September 15, 2005. The Company believes that its current segment reporting complies with EITF No. 04-10.
Accounting Changes and Error Corrections
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” cumulative effect accounting with accounting treatment based on retroactive restatement of comparative financials statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 had no impact on its financial position, results of operations or cash flows.
Note 3: Inventories
Inventory balances, net of reserves for excess and obsolete inventories:

	December 31, 2005	March 31, 2005

Raw materials	$1,477	$1,447
Finished goods	65,507	68,275

Subtotal	66,984	69,722
Excess and obsolete inventory reserves	(13,536)	(12,546)

Inventory, net	$53,448	$57,176

Note 4: Goodwill and Other Intangible Assets
On April 1, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under this Statement, goodwill and intangible assets with indefinite useful lives are not amortized. As required by the Statement, the Company performs an impairment test annually, or as often as impairment indicators are present. The Company’s policy is to evaluate its non-amortizable intangible assets for impairment during the third quarter of each fiscal year. The Company performed the most recent test during the third quarter of Fiscal 2006, and concluded that no impairment existed. The Company’s only intangibles, as identified in SFAS No. 141 “Business Combinations” (“SFAS No. 141”), other than goodwill, are its trademarks, non-compete agreements, customer relationships and acquired backlog.

Changes in the carrying amount of goodwill, net of accumulated amortization of $40,328 and $40,424 at December 31, 2005 and March 31, 2005, respectively, by reporting segment are as follows:

	North America	Europe	All Other	Total

Balance as of March 31, 2005	$371,865	$70,734	$1,968	$444,567
Currency translation	23	(6,405)	27	(6,355)
Goodwill on businesses acquired	30,685	—	—	30,685
Actual earnout payments	—	—	41	41
Other	(288)	221	—	(67)

Balance as of December 31, 2005	$402,285	$64,550	$2,036	$468,871

At December 31, 2005, certain merger agreements provided for contingent payments of up to $4,588. If future operating performance goals are met, goodwill will be adjusted for the amount of the contingent payments.
The Company’s amortizable intangible assets are comprised of the appraised fair market values of employee non-compete contracts, backlog and customer relationships obtained through business acquisitions. The Company has the following definite-lived intangibles:

	December 31, 2005			March 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Non-compete agreements	$4,843	$1,657	$3,186	$2,676	$1,105	$1,571
Customer relationships	25,042	709	24,333	11,699	114	11,585
Acquired backlog	3,903	3,588	315	3,930	668	3,262

Total	$33,788	$5,954	$27,834	$18,305	$1,887	$16,418

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to twenty years.
Intangible asset amortization expense was $1,349 and $59 for the three months ended December 31, 2005 and 2004, respectively, and $4,235 and $187 for the nine months ended December 31, 2005 and 2004, respectively. The Company acquired definite-lived intangibles from the completion of six acquisitions during the first nine months of Fiscal 2006 (see Note 11). The estimated definite-lived intangibles recorded of $15,668 were based on a preliminary allocation pending completion of third party valuation, which is expected to be completed during the fourth quarter of Fiscal 2006. The Company recorded amortization expense of $143 during the nine months ended December 31, 2005 for these definite-lived assets.
Excluding the newly acquired definite-lived intangibles, the Company’s estimated amortization expense for fiscal years ending March 31 are as follows:

Years Ending March 31,

2006	$5,056
2007	870
2008	671
2009	588
2010	588
Thereafter	8,645

$16,418

Intangible assets not subject to amortization consist solely of the Company’s trademark portfolio. The net carrying amount was $27,739 at December 31, 2005 and March 31, 2005.
The changes in the carrying amount of goodwill and intangible assets, net of accumulated amortization are as follows:

		Non-
Nine months ended		Competes and	Customer
December 31, 2005	Trademarks	Backlog	Relationships	Goodwill	Total

Balance at beginning of period	$27,739	$4,833	$11,585	$444,567	$488,724
Change in net intangible assets during the period related to:
Amortization expense	—	(3,639)	(596)	—	(4,235)
Currency translation	—	(17)	—	(6,355)	(6,372)
Acquisitions (Note 11)	—	2,324	13,344	30,685	46,353
Actual earnout payments	—	—	—	41	41
Other	—	—	—	(67)	(67)

Balance at end of period	$27,739	$3,501	$24,333	$468,871	$524,444

Note 5: Indebtedness
Long-term debt consisted of the following:

	December 31, 2005	March 31, 2005

Revolving credit agreement	$140,000	$146,560
Capital lease obligations	1,768	772
Other	252	556

Total debt	142,020	147,888
Less: current portion	(716)	(692)

Long-term debt	$141,304	$147,196

On January 24, 2005, the Company entered into a Second Amended and Restated Credit Facility (together with an amendment dated February 17, 2005, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on August 31, 2008.
During the three months ended December 31, 2005, the maximum amount and weighted average balance outstanding under the Credit Agreement were $158,635 and $149,737, respectively. As of December 31, 2005, the Company had $3,065 outstanding in letters of credit and $96,935 available under the Credit Agreement. The weighted average interest rate on all outstanding debt was 5.59% and 2.77% for the three months ended December 31, 2005 and 2004, respectively, and 4.86% and 2.31% for the nine months ended December 31, 2005 and 2004, respectively. At December 31, 2005, the Company was in compliance with all required covenants under the Credit Agreement.
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

Note 6: Derivative Instruments and Hedging Activities
The Company enters into derivative instruments to hedge exposure to variability in expected fluctuations in foreign currencies. All of the Company’s derivatives have been designated and qualify as cash flow hedges. There was no hedge ineffectiveness during the three months ended December 31, 2005.
At December 31, 2005, the Company had open contracts in Australian and Canadian dollar, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc. These contracts had a notional amount of approximately $38,673 and a fair value of $37,248 and mature within the next fifteen months.
For the three months ended December 31, 2005, the Company recognized in earnings approximately $66 in net losses on matured contracts. As of December 31, 2005, a loss of $272 was included in other comprehensive income (loss) (“OCI”). This loss is expected to be charged to earnings over the life of the maturing contracts as the hedged transactions occur and it is expected that the loss will be offset by currency gains on the items being hedged.
Note 7: Earnings Per Share
The following table details this calculation for the three and nine months ended December 31:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004

Net income, as reported	$12,511	$9,249	$32,702	$29,875

Weighted average shares outstanding	17,286	17,293	17,050	17,499

Effect of dilutive securities from employee and director stock options	500	401	312	450

Weighted average diluted shares outstanding	17,786	17,694	17,362	17,949

Basic earnings per share	$0.72	$0.54	$1.92	$1.71
Diluted earnings per share	$0.70	$0.52	$1.88	$1.66

There is no impact to the weighted average share calculations during any period where the exercise price of a stock option is greater than the average market price during the same period. There were 563,406 and 2,050,707 non-dilutive options outstanding during the three months ended December 31, 2005 and 2004, respectively, and 2,494,091 and 889,942 non-dilutive options outstanding during the nine months ended December 31, 2005 and 2004, respectively, that are not included in the above calculation.

Note 8: Comprehensive Income and Stockholders’ Equity
Comprehensive income for the three and nine months ended December 31, consisted of the following:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004

Net income	$12,511	$9,249	$32,702	$29,875
Other comprehensive income:
Foreign currency translation adjustment	(2,246)	9,950	(11,292)	9,993
Unrealized (losses)/gains on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized (losses)/gains on expired derivatives	(358)	523	(125)	(231)

Comprehensive income	$9,907	$19,722	$21,285	$39,637

The components of accumulated other comprehensive income consisted of the following:

	December 31, 2005	March 31, 2005

Foreign currency translation adjustment	$11,407	$22,699
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	(272)	(147)

Total accumulated other comprehensive income	$11,135	$22,552

During the nine months ended December 31, 2005, additional paid-in-capital increased $19,691 from the exercise of stock options to purchase 566,682 shares of Common Stock. The increase was comprised of $16,344 from the exercise of options, net of tax and a tax benefit of $3,347.
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
There has been no significant or unusual activity during the three months ended December 31, 2005. As of December 31, 2005 and March 31, 2005, the Company has recorded a warranty reserve of $1,855 and $1,895, respectively.

The accrual for product warranties is classified with other accrued expenses in the Consolidated Balance Sheets. The expense for product warranties is classified with cost of sales in the Consolidated Income Statements.
Note 10: Restructuring and Other Charges
During the first quarter of Fiscal 2006 and fourth quarter of Fiscal 2005, the Company recorded restructuring and other charges of $5,290 and $5,059, respectively. The Fiscal 2006 restructuring charge of $5,290 is related to staffing level adjustments and real estate consolidations. The Fiscal 2005 charge was comprised of restructuring expense of $3,019 related to staffing level adjustments and real estate consolidations, as well as other charges of $2,040 related to the resolution of a previously disclosed litigation matter. The restructuring charges are discussed in further detail below.
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
In the fourth quarter Fiscal 2005, approximately 28 employees were involuntarily terminated in the Company’s Europe segment resulting in a restructuring charge of $613. The Company also recorded a charge of $2,406 in the fourth quarter of Fiscal 2005 related to idle facility rent obligations and the write-off of leasehold improvements related to these facilities. $390 and $2,016 of the fourth quarter Fiscal 2005 expense related to real estate consolidations in Europe and North America, respectively.
Also, during the fourth quarter of Fiscal 2005, the Company recorded a charge of $2,040 that was classified with restructuring and other charges on the Consolidated Income Statements. The charge was related to a previously disclosed adverse arbitration award. The charge was comprised of $1,778 awarded to the plaintiff, which included interest, fees and costs, as well as $262 of legal fees incurred by the Company previously capitalized in Goodwill. As of March 31, 2005, the Company accrued the plaintiff’s award of $1,778 within accrued liabilities on the Consolidated Balance Sheet. On May 6, 2005, the Company paid the award of $1,778 in satisfaction of this judgment in full.
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
The following table summarizes the restructuring and other charges and the remaining reserves reflected on the Consolidated Balance Sheet:

Nine months ended
December 31, 2005	Employee Severance	Facility Closures	Total

Balance at beginning of period	$2,789	$13,809	$16,598
Restructuring charge	3,473	1,817	5,290
Acquisition restructuring	97	375	472
Asset write-downs	—	(636)	(636)
Cash expenditures	(5,401)	(3,764)	(9,165)

Balance at end of period	$958	$11,601	$12,559

Note 11: Acquisitions
During the third quarter of Fiscal 2006, the Company purchased Communication is World InterActive Networking, Inc. (“C=WIN”) and Converged Solutions Group, LLC (“CSG”). C=WIN has an active customer base which includes commercial and various government agency accounts. CSG has an active customer base which includes commercial, education, health care and various government agency accounts. The acquisitions primarily provide planning, installation and maintenance services for voice and data network systems in 15 states.
The acquisitions did not materially impact the Company’s net sales or net income during the three months ended December 31, 2005. In connection with the acquisitions, the Company has prepared preliminary allocations of goodwill and definite-lived intangible assets of $10,253 and $5,548, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of four to twenty years.
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
On December 21, 2005, the Company signed a non-binding letter of intent to acquire the USA and Canadian Commercial and USA Government Operations of NextiraOne, LLC. The Company is not subject to any legally binding obligation to consummate the transaction and no such obligation will exist until a definitive purchase agreement is negotiated and signed. The acquisition is further dependent upon the satisfactory completion of the Company’s due diligence investigation, board approval, financing, regulatory approval and other customary closing conditions. There is no assurance that a definitive purchase agreement will be entered into or, if such agreement is entered into, that the foregoing conditions will be met and that the transaction will close.
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
Summary information by reportable segment is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004

North America
Revenues	$143,173	$78,642	$426,788	$242,966
Operating income	15,740	8,345	44,136	27,090
Depreciation	2,093	1,302	6,110	3,237
Amortization	1,272	14	3,747	56
Segment assets	763,006	556,067	763,006	556,067

Europe
Revenues	$29,950	$38,947	$92,899	$107,337
Operating income	4,101	4,016	7,161	13,365
Depreciation	155	295	517	934
Amortization	70	39	463	116
Segment assets	122,829	142,293	122,829	142,293

All Other
Revenues	$9,012	$9,307	$26,780	$27,543
Operating income	1,771	1,836	5,394	6,685
Depreciation	36	61	151	199
Amortization	7	6	25	15
Segment assets	16,258	16,633	16,258	16,633

Operating income for the nine months ended December 31, 2005 for North America and Europe was reduced by $1,548 and $3,742, respectively, for restructuring and other charges incurred during the first quarter.
The sum of the segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	December 31, 2005	March 31, 2005

Assets for North America, Europe and All Other segments	$902,093	$856,101
Corporate eliminations	(84,190)	(83,211)

Total consolidated assets	$817,903	$772,890

Management is also presented with and reviews revenues by service type. The following information is presented:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenues
Data services	$47,083	$53,410	$152,568	$152,136
Voice services	82,281	16,219	233,620	53,619
Hotline services	52,771	57,267	160,279	172,091

Total Revenues	$182,135	$126,896	$546,467	$377,846

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
The Company manages its business based on geographic segments: North America, Europe and All Other. In addition, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis. During the first quarter of Fiscal 2006, the Company recorded a pre-tax charge for restructuring of approximately $5.3 million. There were no restructuring charges incurred during the second and third quarter of Fiscal 2006 and in the first nine months of Fiscal 2005. In addition, the Company incurred non-cash charges during the first, second and third quarters of Fiscal 2006 of $5.4 million pre-tax in connection with acquisition related expenses from the fourth quarter Fiscal 2005 purchase of Norstan.
The following table has been included to provide the allocation of the first, second and third quarters of Fiscal 2006 actual acquisition related expenses, the estimated allocation of such expenses in the fourth quarter of Fiscal 2006 (4Q06) and the estimated total expenses for Fiscal 2007 to Fiscal 2025, directly related to the acquisition of Norstan:
Dollars in Thousands

P&L Impact:	1Q06	2Q06	3Q06	4Q06	FY06 Total	FY07 to FY25

Gross Profit	$1,543	$—	$—	$—	$1,543	$—
SG&A	169	155	126	40	490	—
Intangibles amortization	1,119	1,119	1,119	464	3,821	11,028

Total	$2,831	$1,274	$1,245	$504	$5,854	$11,028

During April 2005, the Company completed the acquisitions of Telecommunication Systems Management, Inc. (“TSM”), GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”) and Business Communications, Inc., Bainbridge Communications, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”). These companies primarily provide full-service voice communication solutions and services in the Florida and Virginia markets. The acquisitions increase the

Company’s operational footprint in these marketplaces, provide an opportunity to expand into large complex and multi-site customer solutions services and provide additional technical expertise and product offerings in the voice market. The results of operations for these acquisitions are included in the Company’s financial statements from the completion date of the acquisition. The revenues for these acquisitions are included in North America and Voice Services revenues.
During August 2005, the Company completed the acquisition of substantially all of the assets and certain liabilities of Universal. Universal primarily provides planning, installation and maintenance services for voice and data network systems in 14 states. The acquisition increases the Company’s operational footprint in these marketplaces, provides an opportunity to expand into large complex and multi-site customer solutions services and provide additional technical expertise and product offerings in the voice market. The results of operations for this acquisition are included in the Company’s financial statements from the completion date of the acquisition. The revenues for this acquisition are included in North America and Voice Services revenues.
During December 2005, the Company completed the acquisitions of C=WIN and CSG. These companies primarily provide voice communication solutions and services in 15 states. The acquisitions increase the Company’s operational footprint in these marketplaces, provide an opportunity to expand into large complex and multi-site customer solutions services and provide additional technical expertise and product offerings in the voice market. The results of operations for these acquisitions are included in the Company’s financial statements from the completion date of the acquisition. The revenues for these acquisitions are included in North America and Voice Services revenues.
On December 21, 2005, the Company signed a non-binding letter of intent to acquire the USA and Canadian Commercial and USA Government Operations of NextiraOne, LLC. The Company is not subject to any legally binding obligation to consummate the transaction and no such obligation will exist until a definitive purchase agreement is negotiated and signed. The acquisition is further dependent upon the satisfactory completion of the Company’s due diligence investigation, board approval, financing, regulatory approval and other customary closing conditions. There is no assurance that a definitive purchase agreement will be entered into or, if such agreement is entered into, that the foregoing conditions will be met and that the transaction will close.

Dollars in Thousands, unless Otherwise Indicated
The tables below should be read in conjunction with the following discussion.

	Three months ended December 31,				Nine months ended December 31,
	2005		2004		2005		2004
	(3Q06)	(3Q05)			(3Q06YTD)	(3Q05YTD)
		% of		% of		% of		% of
		total		total		total		total
	$	revenues	$	revenues	$	revenues	$	revenues
By Geography
Revenues:
North America	$143,173	79%	$78,642	62%	$426,788	78%	$242,966	64%
Europe	29,950	16%	38,947	31%	92,899	17%	107,337	29%
All Other	9,012	5%	9,307	7%	26,780	5%	27,543	7%

Total	$182,135	100%	$126,896	100%	$546,467	100%	$377,846	100%

Operating Income:
North America	$15,740		$8,345		$44,136		$27,090
% of North America revenues	11.0%		10.6%		10.3%		11.1%
Europe	$4,101		$4,016		$7,161		$13,365
% of Europe revenues	13.7%		10.3%		7.7%		12.5%
All Other	$1,771		$1,836		$5,394		$6,685
% of All Other revenues	19.7%		19.7%		20.1%		24.3%

Total	$21,612		$14,197		$56,691		$47,140
% of Total revenues	11.9%		11.2%		10.4%		12.5%

Restructuring charges and acquisition related expenses:
North America	$1,245		$—		$6,898		$—
Europe	—		—		3,742		—
All Other	—		—		—		—

Total	$1,245		$—		$10,640		$—
% of Total revenues	0.7%		—%		1.9%		—%

Information on revenues and gross profit for Data Services, Voice Services and Hotline Services is presented below:

	Three months ended December 31,				Nine months ended December 31,
	2005		2004		2005		2004
	(3Q06)	(3Q05)			(3Q06YTD)	(3Q05YTD)
		% of		% of		% of		% of
		total		total		total		total
	$	revenues	$	revenues	$	revenues	$	revenues
By Service Type
Revenues:
Data Services	$47,083	26%	$53,410	42%	$152,568	28%	$152,136	40%
Voice Services	82,281	45%	16,219	13%	233,620	43%	53,619	14%
Hotline Services	52,771	29%	57,267	45%	160,279	29%	172,091	46%

Total	$182,135	100%	$126,896	100%	$546,467	100%	$377,846	100%

Gross Profit:
Data Services	$14,794		$16,149		$45,800		$46,011
% of Data Services revenues	31.4%		30.2%		30.0%		30.2%
Voice Services	$32,145		$5,469		$91,156		$18,607
% of Voice Services revenues	39.1%		33.7%		39.0%		34.7%
Hotline Services	$26,463		$29,400		$81,268		$90,595
% of Hotline Services revenues	50.1%		51.3%		50.7%		52.6%

Total	$73,402		$51,018		$218,224		$155,213
% of Total revenues	40.3%		40.2%		39.9%		41.1%

Third Quarter Fiscal 2006 (3Q06) Compared to Third Quarter Fiscal 2005 (3Q05):
Total Revenues
Total revenues for 3Q06 were $182,135, an increase of 44% compared to 3Q05 total revenues of $126,896. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI, Universal, C=WIN and CSG during the first nine months of Fiscal 2006, which added $60,371 of revenues to 3Q06 results. Excluding the effects of the acquisitions and the negative impact of exchange rates of $2,949 relative to the U.S. dollar, revenues would have decreased $2,183, a decrease of 2% from 3Q05.
Revenues by Geography
North America Revenues
Revenues in North America were $143,173 for 3Q06, an increase of 82% compared to $78,642 for 3Q05. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI, Universal, C=WIN and CSG in the first nine months of Fiscal 2006, which added $60,371 of revenues to 3Q06 results. Excluding the effects of the acquisitions and the positive impact of exchange rates of $42 relative to the U.S. dollar, revenues would have increased 5%. The overall increase is due to increased demand in Data Services and Voice Services and success in the Company’s DVH (Data, Voice and Hotline) Services cross-selling initiatives.

Europe Revenues
Revenues in Europe were $29,950 for 3Q06, a decrease of 23% compared to $38,947 for 3Q05. The overall decrease was generally due to weak economic conditions that affected client demand and $2,613 of negative impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q05, Europe revenues would have decreased a total of $6,384 to $32,563, a decrease of 16%.
All Other Revenues
Revenues for All Other were $9,012 for 3Q06, a decrease of 3% compared to $9,307 for 3Q05. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q05, All Other revenues would have increased $378 to $9,390, an increase of 1%.
Revenue by Service Type
Data Services
Revenues from Data Services were $47,803 for 3Q06, a decrease of 10% compared to $53,410 for 3Q05. The Company believes the overall decrease in Data Services revenue was due to decreased demand in the European market and $908 of negative impact of exchange rates relative to the U.S. dollar for its international Data Services. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q05, Data Services revenues would have decreased a total of $4,699, a decrease of 9%.
Voice Services
Revenues from Voice Services were $82,281 for 3Q06, an increase of 407% compared to $16,219 for 3Q05. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI, Universal, C=WIN and CSG in the first nine months of Fiscal 2006, which added $60,371 of revenues to 3Q06 results. Excluding the effects of the acquisitions, Voice Services revenues increased 35% over 3Q05. The Company believes the overall increase in Voice Services revenues was due to increased demand for these services and success in cross-selling initiatives with the Company’s other service lines. There was no exchange rate impact on Voice Service revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services were $52,771 for 3Q06, a decrease of 8% compared to $57,267 for 3Q05. The Company believes the overall decline in Hotline Services revenues was due to decreased demand for these services and $2,041 of negative impact of exchange rates relative to the U.S. dollar for its international Hotline Services. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q05, Hotline Services revenues would have decreased a total of $2,455, a decrease of 4%.
Gross Profit
Gross profit dollars for 3Q06 increased to $73,402 from $51,018 for 3Q05. The increase in gross profit dollars over the prior year was due to the increase in revenues. Gross profit as a percent of revenues for 3Q06 of 40.3% of revenues was comparable to 40.2% of revenues for 3Q05.

Gross profit dollars for Data Services were $14,794, or 31.4% of revenues, for 3Q06 compared to $16,149, or 30.2% of revenues, for 3Q05. Gross profit dollars for Voice Services were $32,145, or 39.1% of revenues, for 3Q06 compared to $5,469, or 33.7% of revenues, for 3Q05. Gross profit dollars for Hotline Services were $26,463, or 50.1% of revenues, for 3Q06 compared to $29,400, or 51.3% of revenues, for 3Q05.
SG&A Expenses
Selling, general and administrative (“SG&A”) expenses for 3Q06 were $50,441, an increase of $13,679 over SG&A expenses of $36,762 for 3Q05. SG&A expenses as a percent of revenue for 3Q06 were 27.7% of revenues comparable to 29.0% of revenues for 3Q05. The dollar increase is due to the fourth quarter Fiscal 2005 acquisition of Norstan and the acquisitions of TSM, GTC, BCI, Universal, C=WIN and CSG in the first nine months of Fiscal 2006.
Intangibles Amortization
Intangibles amortization for 3Q06 increased to $1,349 from $59 for 3Q05. The increase was primarily attributable to the addition of $15,971 of intangible assets acquired through the Norstan acquisition during the fourth quarter of Fiscal 2005. The Company recorded an additional $1,119 of amortization expense in 3Q06 due to these intangibles. For Fiscal 2006, the Company expects to incur in total $3,821 of additional amortization expense relative to these acquired intangibles and approximately $600 annually thereafter until Fiscal 2025. In 3Q06, the Company recorded $103 of amortization expense related to definite-lived intangibles in the acquisitions of TSM, GTC and BCI. As of 3Q06, the Company has not recorded amortization expense relative to definite-lived intangibles acquired through the 2Q06 acquisition of Universal and 3Q06 acquisitions of C=WIN and CSG. The Company expects to finalize the valuation of these intangibles by 4Q06. See Note 11 to the Notes to Consolidated Financial Statements for further details related to these acquisitions.
Operating Income
Operating income for 3Q06 was $21,612, or 11.9% of revenues, compared to $14,197, or 11.2% of revenues, for 3Q05. The impact of the Norstan acquisition related expenses on operating income were $1,245, or 1% of revenues.
Interest Expense, Net
Net interest expense for 3Q06 increased to $2,397 from $519 for 3Q05 due to an increase in the weighted average outstanding debt of approximately $149,737 for 3Q06 compared to approximately $52,727 for 3Q05. The increase in debt relates primarily to the fourth quarter Fiscal 2005 acquisition of Norstan and the acquisitions of TSM, GTC, BCI, Universal, C=WIN and CSG in the first nine months of Fiscal 2006. In addition, the weighted average interest rate outstanding for 3Q06 was 5.59%, an increase of 2.82% compared to the 3Q05 rate of 2.77%.
Provision for Income Taxes
The tax provision for 3Q06 was $6,590, an effective tax rate of 34.5%. This compares to the tax provision for 3Q05 of $4,383, an effective tax rate of 32.2%. The tax rate for 3Q06 was higher than 3Q05 due to the Company’s reassessment of the annual effective rate in 3Q05 to reflect the effect of implementing various international tax planning strategies.

The annual effective tax rate is lower than the U.S. statutory rate of 35.0% primarily due to foreign income taxes at rates lower than 35.0%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net Income
Net income for 3Q06 was $12,511, or 6.9% of revenues, compared to $9,249, or 7.3% of revenues, for 3Q05. The increase in net income dollars is primarily due to the increase in revenues and gross profit, offset in part by increased interest expense and the impact of acquisition related expenses described above.
Nine Months Fiscal 2006 (3Q06YTD) Compared to Nine Months Fiscal 2005 (3Q05YTD):
Total Revenues
Total revenues for 3Q06YTD were $546,467, an increase of 45% compared to 3Q05YTD total revenues of $377,846. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI, Universal, C=WIN and CSG in the first nine months of Fiscal 2006, which added $168,873 of revenues to 3Q06YTD results. Excluding the effects of the acquisitions and $1,622 of negative impact of exchange rates relative to the U.S. dollar, revenues would have been comparable to 3Q05YTD.
Revenues by Geography
North America Revenues
Revenues in North America were $426,788 for 3Q06YTD, an increase of 76% compared to $242,966 for 3Q05YTD. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI, Universal, C=WIN and CSG in the first nine months of Fiscal 2006, which added $168,873 of revenues to 3Q06YTD results. Excluding the effects of the acquisitions and the positive impact of exchange rates of $211 relative to the U.S. dollar, revenues would have increased 6%. The overall increase is due to increased demand in Data Services and Voice Services and success in the Company’s DVH (Data, Voice and Hotline) Services cross-selling initiatives.
Europe Revenues
Revenues in Europe were $92,889 for 3Q06YTD, a decrease of 13% compared to $107,337 for 3Q05YTD. The overall decrease was generally due to weak economic conditions that affected client demand and $1,703 of negative impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q05YTD, Europe revenues would have decreased a total of $12,745 to $94,592, a decrease of 12%.
All Other Revenues
Revenues for All Other were $26,780 for 3Q06YTD, a decrease of 3% compared to $27,543 for 3Q05YTD. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q05TYD, All Other revenues would have decreased a total of $633 to $26,910, a decrease of 2%.

Revenues by Service Type
Data Services
Revenues from Data Services were $152,568 for 3Q06YTD, no change compared to $152,136 for 3Q05YTD. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q05YTD, Data Services revenues would have increased a total of $1,077, an increase of 1%.
Voice Services
Revenues from Voice Services were $233,620 for 3Q06YTD, an increase of 336% compared to $53,619 for 3Q05YTD. The increase was primarily due to the incremental revenue from the acquisition of Norstan in the fourth quarter of Fiscal 2005 and the acquisitions of TSM, GTC, BCI, Universal, C=WIN and CSG in the first nine months of Fiscal 2006, which added $168,873 of revenues to 3Q06YTD results. Excluding the effects of the acquisitions, Voice Services revenues increased 21% over 3Q05YTD. The Company believes the overall increase in Voice Services revenues was due to increased demand for these services and success in cross-selling initiatives with the Company’s other service lines. There was no exchange rate impact on Voice Service revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services were $160,279 for 3Q06YTD, a decrease of 7% compared to $172,091 for 3Q05YTD. The Company believes the overall decline in Hotline Services revenues was due to decreased demand for these services and $977 negative impact of exchange rates relative to the U.S. dollar for its international Hotline Services. If exchange rates relative to the U.S. dollar had remained unchanged from 3Q05YTD, Hotline Services revenues would have decreased a total of $10,835, a decrease of 6%.
Gross Profit
Gross profit dollars for 3Q06YTD increased to $218,224 from $155,213 for 3Q05YTD. The increase in gross profit dollars over prior year was due to the increase in revenues. Gross profit as a percent of revenues for 3Q06YTD of 39.9% was comparable to 41.1% of revenues for 3Q05YTD. The decrease in gross profit percentage was due to service mix.
Gross profit dollars for Data Services for 3Q06YTD was $45,800, or 30.0% of revenues, compared to $46,011, or 30.2% of revenues, for 3Q05YTD. Gross profit dollars for Voice Services for 3Q06YTD was $91,156, or 39.0% of revenues, compared to $18,607, or 34.7% of revenues, for 3Q05YTD. Gross profit dollars for Hotline Services for 3Q06YTD was $81,268, or 50.7% of revenues, compared to $90,595, or 52.6% of revenues, for 3Q05YTD.
SG&A Expenses
SG&A expenses for 3Q06YTD were $152,008, an increase of $44,122 over SG&A expenses of $107,886 for 3Q05YTD. SG&A expenses as a percent of revenues for 3Q06YTD were 27.8% of revenues compared to 28.6% of revenues for 3Q05YTD. The dollar increase is due to the fourth quarter Fiscal 2005 acquisition of Norstan and the acquisitions of TSM, GTC, BCI, Universal, C=WIN and CSG in the first nine months of Fiscal 2006 and $5,290 of restructuring and other charges during the first quarter of Fiscal 2006.

Intangibles Amortization
Intangibles amortization for 3Q06YTD increased to $4,235 from $187 for 3Q05YTD. The increase was primarily attributable to the addition of $15,971 of intangible assets acquired through the Norstan acquisition during the fourth quarter of Fiscal 2005. The Company recorded an additional $3,357 of amortization expense in 3Q06YTD due to these intangibles. For Fiscal 2006, the Company expects to incur in total $3,821 of additional amortization expense relative to these acquired intangibles and approximately $600 annually thereafter until Fiscal 2025. In 3Q06YTD, the Company recorded $143 of amortization expense related to definite-lived intangibles in the acquisitions of TSM, GTC and BCI. As of 3Q06, the Company has not recorded amortization expense relative to definite-lived intangibles acquired through the 2Q06 acquisition of Universal and 3Q06 acquisitions of C=WIN and CSG. The Company expects to finalize the valuation of these intangibles by 4Q06. See Note 4 to the Notes to Consolidated Financial Statements for further details related to these acquisitions.
Operating Income
Operating income for 3Q06YTD was $56,691, or 10.4% of revenues, compared to $47,140, or 12.5% of revenues, for 3Q05YTD. The impact of restructuring charges and acquisition related expenses on operating income for 3Q06YTD was $10,640, or 1.9% of revenues.
Net Interest Expense
Net interest expense for 3Q06YTD increased to $6,686 from $1,436 for 3Q05YTD due to an increase in the weighted average outstanding debt of approximately $159,476 for 3Q06YTD compared to approximately $50,968 for 3Q05YTD. The increase in debt relates primarily to the fourth quarter Fiscal 2005 acquisition of Norstan and the acquisitions of TSM, GTC, BCI, Universal, C=WIN and CSG in the first nine months of Fiscal 2006. In addition, the weighted average interest rate outstanding for 3Q06YTD was 4.86%, an increase of 2.55% compared to the 3Q05YTD rate of 2.31%.
Provision for Income Taxes
The tax provision for 3Q06YTD was $17,224, an effective tax rate of 34.5%. This compares to the tax provision for 3Q05YTD of $15,736, an effective tax rate of 34.5%.
The annual effective tax rate is lower than the U.S. statutory rate of 35.0% primarily due to foreign income taxes at rates lower than 35.0%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net Income
Net income for 3Q06YTD was $32,702, or 6.0% of revenues, and is comparable to net income of $29,875, or 7.9% of revenues, for 3Q05YTD. The increase in net income dollars is primarily due to increases in revenue and gross profit offset in part by the 1Q06 restructuring charge, increased interest expense and the impact of acquisition related expenses.

Liquidity and Capital Resources
Operating Activities
As of the end of 3Q06 and 3Q05, the Company had working capital of $109,007 and $120,356, respectively. The Company’s current ratio was 1.78 and 2.88 as of the end of 3Q06 and 3Q05, respectively. The decrease in the current ratio is primarily driven by liabilities assumed as part of the acquisitions completed during the fourth quarter of Fiscal 2005 and the first nine months of Fiscal 2006.
Net cash provided by operating activities during 3Q06YTD and 3Q05YTD was $38,912 and $34,405, respectively. The Company’s major source of cash from operations was net income and the net change in accounts receivable. The Company’s primary use of cash from operations was the net change in accounts payable and accrued liabilities.
The Company anticipates that approximately $1,200 to $1,500 will be incurred during Fiscal 2006 for the ongoing monitoring and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As of the end of 3Q06, the Company has incurred approximately $831 related to these requirements.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used in investing activities during 3Q06YTD and 3Q05YTD was $42,979 and $2,347, respectively. The Company’s primary use of cash during 3Q06YTD was related to the acquisition of businesses.
During 3Q06YTD, gross capital expenditures were $3,151, while capital disposals were $1,232. Gross capital expenditures for Fiscal 2006 are projected to be $4,000 to $6,000 and will be spent primarily on information systems, general equipment and facility improvements.
During 3Q06YTD, the Company paid $40,682 to acquire TSM, GTC, BCI, Universal, C=WIN and CSG, net of cash acquired in the transactions. The cash impact of prior merger-related payments made during 3Q06YTD was $378. See Note 11 of the Notes to Consolidated Financial Statements for additional detail on acquisitions made during the first nine months of Fiscal 2006.
Financing Activities

Net cash provided by financing activities during 3Q06YTD was $5,016 compared to the net cash used in 3Q05YTD of $29,283. Cash provided by financing activities for 3Q06YTD resulted primarily from $16,344 cash received from the exercise of stock options, partially offset by cash used of $3,049 for payment of dividends and $7,418 for net repayment of debt.

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
The Company’s total debt at the end of 3Q06 of $142,020 was comprised of $140,000 under the Credit Agreement, $1,768 of obligations under capital leases and $252 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company during 3Q06 and 3Q05 was approximately 5.59% and 2.31%, respectively. In addition, as of the end of 3Q06, the Company had $3,065 of letters of credit outstanding and $96,935 available under the Credit Agreement.
The Credit Agreement includes financial covenants requiring a minimum net worth, leverage and fixed charge coverage ratio. At the end of 3Q06, the Company was in compliance with all required covenants under the Credit Agreement.
Dividends
During 3Q06, the Company’s Board of Directors declared a cash dividend of $0.06 per share on all outstanding shares of the Company’s Common Stock. The dividend totaled $1,044 and was paid on January 13, 2006 to stockholders of record at the close of business on December 31, 2005. The dividend declared during 4Q06 of $0.06 per share will be paid on April 14, 2006 to stockholders of record on March 31, 2006. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.
Repurchase of Common Stock
During 3Q06, the Company repurchased approximately 117 shares for $5. Since inception of the repurchase program in April 1999 through December 31, 2005, the Company has repurchased in aggregate approximately 6,935,000 shares of Common Stock for approximately $297,000. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
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
At of the end of 3Q06, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollar, Swiss franc, Japanese yen, Swedish krona, Danish krone, Norwegian kroner and Australian dollar. The open contracts have contract rates of 0.7850 to 0.8527 Euro, 0.5365 to 0.5821 Pound sterling, 1.1751 to 1.1794 Canadian dollar, 1.2149 to 1.3114 Swiss franc, 119.12 to 119.59 Japanese yen, 7.7377 to 8.0770 Swedish krona, 5.9275 to 6.3749 Danish krone, 6.2087 to 6.8638 Norwegian kroner and 1.3077 to 1.3691 Australian dollar, all per U.S. dollar.
The total open contracts, with a notional amount of approximately $38,673, have a fair value of $37,248 and will expire within fifteen months.
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
Interest Rate Risk
The Company’s primary interest rate risk relates to its long-term debt obligations. At December 31, 2005, the Company had total long-term obligations, including the current portion of those obligations, of $142,020. Of that amount, $2,020 was in fixed rate obligations and $140,000 was in variable rate obligations. For the amounts in variable rate debt at December 31, 2005, an instantaneous 100 basis point increase in the interest rate would reduce the Company’s expected net income in the subsequent quarter by $245, assuming the Company employed no intervention strategies. The Company has no interest rate hedging agreements.
Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. To mitigate this risk, the Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions. At December 31, 2005, the Company had total open contracts valued at approximately $38,673 with a fair value of approximately $37,248.
The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q as of December 31, 2005, an evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s material businesses except for Norstan, a material business acquired on January 25, 2005 representing approximately 18% and 21% of total assets as of December 31, 2005 and March 31, 2005, respectively. The Norstan portion of the business will be included in the current year assessment to be completed as of March 31, 2006.
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
Changes in Internal Control Over Financial Reporting
In the third fiscal quarter ended December 31, 2005, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs(1)

October 2 to October 30, 2005	—	$—	—	564,970

October 31, to November 27, 2005	117	45.44	117	564,853

November 28, to December 31, 2005	—	—	—	564,853

Total	117	$45.44	117	564,853 (2)

(1)	As of October 1, 2005, 564,970 shares were available for repurchase under repurchase programs approved by the Board of Directors and announced on November 20, 2003 and August 12, 2004.

(2)	The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.
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
Dated: February 9, 2006
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