Form 10-K
period 2006-03-31
BLACK BOX CORP
filed 2006-06-14
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-18706

Black Box Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-3086563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Park Drive, Lawrence Pennsylvania	15055
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 724-746-5500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑  NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2005 (based on closing price of such stock as reported by NASDAQ on such date) was $718,831,026. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of June 7, 2006, there were 17,676,970 shares of Common Stock, par value $.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2006 Annual Meeting of Stockholders – Parts II and III

BLACK BOX CORPORATION

PART I
Item 1. Business.
Overview. Black Box Corporation (“Black Box” or the “Company”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for: data networks, including structured cabling for wired and wireless systems; voice systems, including new and upgraded telephony systems; and 24/7/365 hotline technical support for more than 118,000 network infrastructure products that it sells through its catalog, Internet Web site and on-site services offices. With more than 2,300 technical experts and 168 offices, Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Black Box differentiates itself from its competitors through exceptional levels of superior technical services, its capability to provide these services globally and its private-labeled BLACK BOX® brand network infrastructure products which carry some of the most comprehensive warranties in the industry.
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
Expert Technical Support Deployed Three Ways.
Locally at Client Sites: Black Box provides complete data and voice solutions – including design, installation, remote monitoring and routine and emergency maintenance – with consistent high quality and uniformity. The Company maintains what it believes is the industry’s largest staff of Registered Communications Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA and National Electric Code® (NEC®) standards. Black Box technicians also stay up-to-date with BICSI® standards and regularly attend the Company’s industry-recognized BLACK BOX Master Technician Courses. Additionally, the Company maintains certifications from all major data and voice system manufacturers.
24/7/365 Technical Support: Black Box provides its clients with around-the-clock, seven days per week technical support, available to clients in 141 countries worldwide. In Fiscal 2006, the Company’s technical experts responded to approximately 908,000 client calls. Black Box specialists receive continuous training to stay up-to-date on the latest technologies.
www.blackbox.com Internet Web Site: Black Box offers its 24/7/365 technical support on-line at www.blackbox.com. With one click by an existing or a potential client on “Talk to a Tech,” a technical expert makes contact with that person immediately.

Technical information, including “Black Box Explains” and “Technology Overviews,” is available as is the ability to design custom products on-line.
Worldwide Coverage. With 168 offices serving 141 countries, Black Box has the largest footprint in the industry, serving every major industry sector. This worldwide coverage and 30 years of experience makes one-source project management a reality for Black Box clients. Black Box ensures that clients with these needs receive consistent high-quality design, workmanship and technology from a single service provider. The Company is exposed to certain risks because of its global operations discussed under the caption “International operations” in Part I, Item 1A, “Risk Factors,” which is incorporated herein by reference.
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
ISO 9001:2000 Certified. Black Box has received ISO 9001:2000 certification in Australia, Brazil, Canada, Chile, France, Germany, Ireland, Italy, Japan, Mexico, Netherlands, Puerto Rico, Singapore, Spain, the United Kingdom and the United States. Rigorous quality control processes must be documented and practiced to earn and maintain ISO 9001:2000 certification.
Proprietary Client List. For 30 years, the Company has built a proprietary mailing list of approximately 1.3 million names representing approximately one million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted marketing programs reach their targeted audiences. The Company believes that its proprietary list is a valuable asset that represents a significant competitive advantage. The Company does not rent its client list.
Rapid Order Fulfillment. The Company has developed efficient inventory management and order fulfillment systems that allow most standard product to be shipped that same day. Requests for same day counter-to-counter delivery and special labeling, kitting and packaging are also available from Black Box.
Growth Strategy. The principle components of Black Box’s growth strategy include: (i) cross-selling marketing activities around its one-source solution of DVHtm (Data, Voice, Hotline) Services, (ii) expanded product offerings and (iii) expanded global technical support services primarily through mergers and acquisitions.
Mergers and Acquisitions. As part of the growth strategy through mergers and acquisitions, the Company has completed the following transactions:
Fiscal 2006
During Fiscal 2006, the Company completed six acquisitions. During the first quarter of Fiscal 2006, the Company acquired Telecommunication Systems Management, Inc. (“TSM”), GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”) and Business Communications, Inc., Bainbridge Communication, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”). These companies provide full-service voice communication solutions and services in the Florida and Virginia markets. During the second quarter of Fiscal 2006, the Company acquired substantially all of the assets and certain liabilities of Universal Solutions of North America, L.L.C. and related entities (“Universal”). Universal primarily provides planning, installation, monitoring and maintenance services for voice and data network systems in 14 states.

During the third quarter of Fiscal 2006, the Company purchased 100% of the issued and outstanding equity interests in Communication is World InterActive Networking, Inc. (“C=WIN”) and Converged Solutions Group, LLC (“CSG”). Both C=WIN and CSG primarily provide planning, installation and maintenance services for voice and data network systems in 15 states. The results of operations of TSM, GTC, BCI, Universal, C=WIN and CSG are included in the Company’s Consolidated Statements of Income beginning on their individual acquisition dates during Fiscal 2006.
Fiscal 2005
In January 2005, the Company acquired 100% of the outstanding shares of Norstan, Inc. (“Norstan”) common stock for a purchase price of $102.6 million, net of cash acquired of $4.9 million. Norstan primarily provided full-service communications solutions and services, delivering voice and data technology solutions and remanufactured equipment to corporate end-users and public sector companies. Norstan had offices throughout the U.S. and Canada. The Norstan solution was complementary to Black Box’s existing service solutions and allowed the Company to immediately expand its operational footprint, provide additional marketing opportunities via cross-selling and, most importantly, provide its collective customers a stronger worldwide technical services partner. The results of operations of Norstan are included in the Company’s Consolidated Statements of Income beginning on the acquisition date, January 25, 2005.
Subsequent Events – Black Box completed two acquisitions subsequent to the fiscal year ended March 31, 2006:
On April 30, 2006, Black Box acquired the USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”) from Platinum Equity, LLC. The acquired operations service commercial and various government agency clients and represent approximately $270 million to $280 million of projected annualized voice services revenues. Black Box and NextiraOne have begun the integration process, including the immediate re-branding of the NextiraOne business as Black Box. As a result of an estimate of the equity book value of these entities (total assets less total liabilities, as adjusted by the parties for certain items) as of the closing date, the total net purchase price for the acquisition paid at closing was $97.3 million. The actual equity book value adjustment will be confirmed post-closing at which time the final purchase price will be determined.
On May 1, 2006, Black Box acquired Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), privately held companies, which provide planning, installation, monitoring and maintenance services for voice and data network systems. NUVT has an active customer base, which includes commercial, education and various government agency accounts and is expected to provide annual revenues of approximately $55 million.
Clients. Black Box clients range from small organizations to many of the world’s largest corporations and institutions covering a diversity of industries, including manufacturing, retail, finance, education and government. Revenues from the Company’s clients are segmented as 42% from large companies, 17% from medium-sized companies and 41% from small companies.
Marketing. Black Box’s services are primarily marketed through its direct sales, direct marketing materials and online through the Company’s Internet Web site. Black Box was the first company to engage exclusively in the sale of a broad range of networking products through direct marketing techniques. Black Box targets its catalogs and marketing materials directly to its clients who make systems design and purchasing decisions. Black Box marketing materials present a wide choice of items using a combination of product features and benefits, photographs, product descriptions, product specifications, compatibility charts, potential applications and other helpful technical information. The Company’s catalogs have earned numerous awards in recent years. In 2005, the Black Box Catalog won Multichannel Merchant magazine’s top award, Catalog of the Year, for the second consecutive year. The catalog also took top honors in the Computer Equipment and Software category for the tenth year in a row.
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
Manufacturers and Suppliers. Black Box utilizes a network of original equipment manufacturers (“OEM”) and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. This network has manufacturing and engineering capabilities to customize products for specialized applications. Black Box believes that the loss of any single source of supply would not adversely affect its business in any material respect.
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
Backlog. The worldwide backlog of unfilled orders believed to be firm (i.e., to be completed within six months) was approximately $96 million at March 31, 2006 compared to $97 million at March 31, 2005.
Team Members. As of March 31, 2006, the Company had approximately 3,300 team members worldwide of which approximately 430 are subject to collective bargaining agreements. The Company believes that its relationship with its team members is good.
Financial Information. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Form 10-K and is incorporated herein by reference.
International Revenues. Revenues from countries outside North America were $157 million, or 22% of total revenues, for Fiscal 2006 comparable to $180 million, or 34% of total revenues, for Fiscal 2005.
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
Item 1A. Risk Factors.
The following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. You should carefully consider these factors, as well as the other information contained in this document, when evaluating your investment in our securities. The below list of important factors is not all-inclusive or necessarily in order of importance.
Competition — we operate in a highly competitive industry. Our competitors may be able to deliver products and services at better prices or more quickly due to factors beyond our control. New competitors may also arise in the future, which threaten our ability to sustain or grow our market share. We cannot guarantee that we can continue to compete effectively in the future and still be able to sustain our historical levels of profit margin.
Economic environments — we, our customers or our vendors may experience economic hardships due to inflation or recession, changes in laws and regulations, business disruptions due to natural disasters, acts of terrorism or war or other factors that are beyond our control and that could negatively impact our financial condition or our ability to meet our future financial goals.
Successful integration of acquired businesses — we have completed several acquisitions in recent years. Our future financial results are dependent on the successful integration of those acquisitions within the projected timeframes and cost parameters. We also face pressure to adequately conduct our ongoing operations while working toward the integration of these businesses. We cannot guarantee that we will successfully integrate our acquisitions as projected or without disruption to other areas of our business that could have a negative impact on our financial results.
International operations — we operate in several countries outside of the United States. Our operations or our financial condition may be negatively affected by events surrounding our international operations such as changes in laws and regulations, political or economic instability, currency fluctuations, supply chain disruptions, acts of terrorism, natural disasters or other political, economic or environmental factors. We cannot rely on the past results of our international operations as an indicator of future results or assure you that we will not be adversely affected by those factors inherent with international operations.
Retention of key personnel — the success of our business depends on our ability to attract and retain quality employees, executives and directors. We offer comprehensive salary and benefit packages including stock options as a means of attracting and retaining personnel. We face pressure to maintain our profit margins and remain competitive in our industry while we compete for personnel in our local markets with a variety of different businesses that may be able to offer more attractive incentives due to their individual financial situations. We cannot guarantee that we will continue to attract and retain personnel with our current incentives and at costs that are acceptable for our projected profit margins.
Demand for products and services — we and our competitors in the industry are dependent on the demand for the products and services that we deliver. Changes in technology or other unforeseen developments within our industry could result in decreased demand for our products and services. We cannot guarantee that historical levels of demand will continue or increase in the future.
Supply chain — through our recent acquisitions, we anticipate significant arrangements with a small number of suppliers in the future. If we experience disruptions in our supply chain with these vendors for any reason, we may not be able to fulfill customer commitments with an acceptable alternative or we may not be able to obtain alternatives at similar costs.

Future mergers and acquisitions — a key part of our growth strategy is through mergers and acquisitions. We may not continue to be successful in our search for potential acquisitions that are acceptable for our business model or we may not be successful in our attempts to acquire new businesses that we have identified as attractive situations. We cannot guarantee that we will meet our projected growth targets in the future if we are unsuccessful in our efforts to acquire additional businesses.
Public sector business — our revenues from sales to the public sector, including sales to federal, state and local governments and governmental agencies, has grown in recent years. These sales are made through various direct contracts, through reseller agreements with government contractors and through open market sales. Government contracting is a highly regulated area. Failure to comply with the technical requirements of regulations or contracts could subject us to fines, penalties, suspension or debarment from doing business with such customers, which could have a material adverse effect on our business.
Revenue growth — our revenue is primarily generated through individual sales of products and services and the nature of our business provides us with very little guaranteed or contractual revenue beyond a relatively short time horizon. We depend on repeat customer business as well as our ability to develop new customer business to sustain and grow our revenue. Although our focus on delivering high-quality sales and service has proven to be successful in the past, we cannot guarantee that we will be able to grow or even sustain our current amount of revenue in the future.
Liquidity— although we generate positive cash flow and have access to a significant amount of additional credit, we cannot be sure that our current liquidity situation will be adequate in future periods. We cannot guarantee that we will be able to maintain our positive cash flow position or to obtain additional credit or raise additional capital which may restrict our ability to operate or to pursue new business opportunities in the future.
Stock price — our stock price is affected by a number of factors, including quarterly variations in our financial results. As a result, our stock price is subject to volatility.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company’s worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (located 20 miles south of Pittsburgh) in a 352,000 square foot owned facility on 84 acres.
The Company owns or leases 167 additional offices or facilities throughout the world, none of which are material in nature to Black Box.
The Company believes that its properties are adequate for its present and foreseeable needs.
Item 3. Legal Proceedings.
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business.
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. The Company has not received any communication on this matter from the GSA since June 2005.

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

Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company

Fred C. Young	50	Chief Executive Officer

Michael McAndrew	46	Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Roger E. M. Croft	57	Senior Vice President – Europe and Latin America

Francis W. Wertheimber	53	Senior Vice President – Pacific Rim/Far East
The following is a biographical summary of the experience of the executive officers of the Company:
FRED C. YOUNG, 50, was elected Chief Executive Officer of the Company on June 24, 1998. The role of non-executive Chairman was assumed by an independent director of the Company in May 2004. Mr. Young was first elected a director of the Company on December 18, 1995. He served as Vice President and Chief Financial Officer, Treasurer and Secretary of Black Box Corporation since joining the Company in 1991 and was promoted to Senior Vice President and Chief Operating Officer in May 1996 and President in May 1997. Mr. Young has been with the Company for 14 years.
MICHAEL MCANDREW, 46, was promoted to Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis prior to December 13, 2002. Mr. McAndrew has been with the Company for 16 years.
ROGER E. M. CROFT, 57, was promoted to Senior Vice President – Europe and Latin America in May 2004. He was promoted to Vice President – Europe and Latin America in May 1998, having served as Vice President of European Operations since May 9, 1997 and was Managing Director of Black Box U.K. prior to May 9, 1997. Mr. Croft has been with Black Box for 21 years.
FRANCIS W. WERTHEIMBER, 53, was promoted to Senior Vice President – Pacific Rim/Far East in May 2004. He was promoted to Vice President – Pacific Rim/Far East on May 9, 1997. He was Managing Director of Black Box Japan prior to May 9, 1997. Mr. Wertheimber has been with Black Box for 13 years.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock, par value $.001 per share (the “Common Stock”), is traded on the Nasdaq National Market (trading symbol “BBOX”). As of March 31, 2006, 24,528,437 shares of the Common Stock were issued, of which 6,935,399 are held in treasury. On June 7, 2006, the last reported sale price of the Common Stock was $41.39 per share. As of March 31, 2006, there were approximately 2,242 holders of record of the Common Stock.
The following table sets forth the quarterly high and low sale prices of the Common Stock as reported by the Nasdaq National Market during each of the Company’s fiscal quarters indicated.

	High	Low

Fiscal 2005
1st Quarter	$58.18	$40.20
2nd Quarter	44.88	33.13
3rd Quarter	48.67	35.07
4th Quarter	48.00	33.70

Fiscal 2006
1st Quarter	$37.93	$31.83
2nd Quarter	45.94	34.93
3rd Quarter	50.45	37.82
4th Quarter	55.37	45.12
Cash dividends of $0.05 per share of Common Stock were paid each of the first two quarters of Fiscal 2005 on April 15, 2004 and July 15, 2004, respectively. Cash dividends were increased to $0.06 per share for each of the final two quarters of Fiscal 2005 and each of the four quarters of Fiscal 2006. These dividends were paid on October 15, 2004, January 14, 2005, April 15, 2005, July 15, 2005, October 14, 2005 and January 13, 2006. A cash dividend of $0.06 per share of Common Stock also was paid during Fiscal 2007 on April 14, 2006. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company’s Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

See “Equity Plan Compensation Information,” in the Proxy Statement (as defined herein) which is incorporated herein by reference.
Issuer Purchases of Equity Securities

	(a) Total		(c) Total Number of	(d) Maximum Number (or
	Number of		Shares (or Units)	Approximate Dollar Value) of
	Shares (or	(b) Average	Purchased as Part of	Shares (or Units) that May
	Units)	Price Paid per	Publicly Announced	Yet Be Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs (1)

January 1, 2006 to January 28, 2006	--	--	--	564,853

January 29, 2006 to February 25, 2006	252	$52.06	252	564,601

February 26, 2006 to March 31, 2006	--	--	--	564,601

Total	252	$52.06	252	564,601 (2)

(1) As of January 2006, 564,853 shares were available for repurchase under repurchase programs approved by the Board of Directors and announced on November 20, 2003 and August 12, 2004.
(2) The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.
Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. The Second Amended and Restated Credit Facility, as amended, (the “Credit Agreement”) (see Note 6 of the Notes to Consolidated Financial Statements) provides that the Company is not permitted to repurchase Common Stock if the Company is in default under the Credit Agreement or would be in default under the Credit Agreement as a result of such repurchase.

Item 6. Selected Financial Data.
The following table sets forth certain selected historical consolidated financial data for the Company for the periods indicated. Information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this report. The historical data presented below for Fiscal Years 2002 through 2006 were derived from the Consolidated Financial Statements of the Company.

	Fiscal Year Ended March 31,
In thousands, except per share
amounts	2006	2005	2004	2003	2002

Income Statement Data:
Revenues:
Hotline products	$213,946	$227,601	$237,872	$252,105	$309,744
On-site services(1)	507,389	307,475	282,540	352,912	433,937

Total	721,335	535,076	520,412	605,017	743,681
Cost of sales:
Hotline products	108,220	108,281	112,949	123,470	159,063
On-site services(1)	330,765	211,866	191,212	242,700	294,068

Total	438,985	320,147	304,161	366,170	453,131

Gross profit	282,350	214,929	216,251	238,847	290,550

Selling, general & administrative expenses	205,866	160,002	140,805	152,808	181,867

Restructuring and other charges(2)	5,290	5,059	--	6,536	3,500

Intangibles amortization (3)	4,999	1,332	246	377	170

Operating income	66,195	48,536	75,200	79,126	105,013

Interest expense, net	9,123	2,755	1,808	2,826	6,268

Income tax expense	19,678	15,754	26,002	27,386	36,428

Net income	$37,358	$29,912	$47,243	$48,685	$62,042

Basic earnings per share	$2.18	$1.72	$2.60	$2.46	$3.11

Diluted earnings per share	$2.13	$1.68	$2.52	$2.39	$2.97

Dividends declared per common share	$0.24	$0.22	$0.20	$0.10	$--

Balance Sheet Data (at end of period):

Working capital (4)	$103,256	$112,536	$109,431	$118,592	$143,464
Total assets	799,734	772,890	617,302	626,729	650,787
Long-term debt	122,673	147,196	35,177	49,453	75,497
Total debt	123,722	147,888	36,238	50,379	78,676
Stockholders’ equity	540,900	490,701	504,904	494,422	490,098

(1) Represents combined Data Services and Voice Services.
(2) See Note 17 of the Notes to Consolidated Financial Statements.
(3) See Note 5 of the Notes to Consolidated Financial Statements.
(4) Represents Current Assets minus Current Liabilities.

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
During the fourth quarter of Fiscal 2006, the Company incurred a pre-tax charge of $7.1 million related to an adjustment of earnings over multiple years, from Fiscal 2003 through Fiscal 2006, from the Company’s Italian Operations (“Italian Operations Adjustment”). The Italian Operations Adjustment resulted from intentional misconduct by certain local operational and financial managers of the Company’s Italian Operations acting in collusion with one another for the purpose of overstating local financial results. All involved team members have been terminated and the Company intends to pursue all available legal remedies against these individuals. The misconduct was brought to the Company management’s attention by a team member of the Italian Operations pursuant to the Company’s “Open Door” Policy. Company management responded by immediately suspending the management team of the Italian Operations and conducting a full investigation of the matter. The Company believes that all accounting irregularities have been identified, corrective action taken and that the Italian Operations Adjustment captures all necessary corrections.
The Company’s management concluded, with the concurrence of the Audit Committee of the Board of Directors, that the impact of the Italian Operations Adjustment was not material to the Company’s consolidated financial statements for any interim or annual period between Fiscal 2003 through Fiscal 2006. In reaching this conclusion, the Company reviewed and analyzed the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” in order to determine that the impact was not material on a quantitative or qualitative basis to any one period. As a result, the Company recorded a cumulative adjustment in the fourth quarter of Fiscal 2006.
During the first quarter of Fiscal 2006 and fourth quarter of Fiscal 2005, the Company recorded pre-tax restructuring charges of $5.3 million and $5.1 million, respectively, related to staffing level adjustments and real estate consolidations in Europe and North America. These restructuring charges completed the Company’s previously announced restructuring plans that were initiated during the fourth quarter of Fiscal 2005.
On January 25, 2005, the Company completed the acquisition of Norstan. Norstan’s revenues are included in North America and Voice Services revenues.

The following table has been included to provide the allocation of Fiscal 2006 and Fiscal 2005 actual acquisition related expenses and the estimated allocation of such expenses in Fiscal 2007 and Fiscal 2008 to Fiscal 2025, directly related to the acquisition of Norstan:

	FY05	FY06	FY07	FY08 to
P&L Impact:	Total	Total	Total	FY25

Gross Profit	$1,028	$1,543	$--	$--
SG&A	913	490	--	--
Intangibles amortization	759	3,821	672	10,356

Total	$2,700	$5,854	$672	$10,356

During Fiscal 2006 and Fiscal 2005, the Company incurred pre-tax, non-cash charges of $5.9 million and $2.7 million, respectively, in connection with the acquisition of Norstan.
During Fiscal 2005, the Company incurred $4.4 million of costs associated with establishment of certain internal monitoring processes in accordance with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).
On April 30, 2006, the Company acquired NextiraOne from Platinum Equity, LLC. The acquired operations service commercial and various government agency clients and represent approximately $270 million to $280 million of projected annualized Voice Services revenues.
On May 1, 2006, the Company acquired NUVT, a privately held company, which provides planning, installation, monitoring and maintenance services for voice and data network systems. NUVT has an active customer base, which includes commercial, education and various government agency accounts and is expected to provide annual revenues of approximately $55 million.

Dollars in Thousands, unless Otherwise Indicated
The tables below should be read in conjunction with the following discussion.

	Year Ended March 31,
	2006		2005		2004

		% of total		% of total		% of total
	$	revenues	$	revenues	$	revenues
By Geography
Revenues:
North America	$564,700	78%	$355,013	66%	$341,299	66%
Europe	120,051	17%	142,838	27%	142,158	27%
All Other	36,584	5%	37,225	7%	36,955	7%

Total	$721,335	100%	$535,076	100%	$520,412	100%

Operating Income:
North America	$53,550		$26,798		$44,281
% of North America revenues	9.5%		7.5%		13.0%
Europe	5,518		13,639		21,812
% of Europe revenues	4.6%		9.5%		15.3%
All Other	7,127		8,099		9,107
% of All Other revenues	19.5%		21.8%		24.6%

Total	$66,195		$48,536		$75,200
% of Total revenue	9.2%		9.1%		14.5%

Restructuring and other charges and reconciling items:
North America	$7,358		$11,156		$--
Europe	10,807		1,003		--
All Other	--		--		--

Total	$18,165		$12,159		$--
% of Total revenue	2.5%		2.2%

Information on revenues and gross profit for Data Services, Voice Services and Hotline Services is presented below:

	Year Ended March 31,
	2006		2005		2004

		% of total		% of total		% of total
	$	revenues	$	revenues	$	revenues
By Service Type
Revenues:
Data Services (1)	$196,585	27%	$200,935	38%	$214,299	41%
Voice Services (1)	310,804	43%	106,540	20%	68,241	13%
Hotline Services	213,946	30%	227,601	42%	237,872	46%

Total	$721,335	100%	$535,076	100%	$520,412	100%

Gross Profit:
Data Services	$57,068		$59,354		$67,329
% of Data Services revenues	29.0%		29.5%		31.4%
Voice Services	119,556		36,255		23,999
% of Voice Services revenues	38.5%		34.0%		35.2%
Hotline Services	105,726		119,320		124,923
% of Hotline Services revenues	49.4%		52.4%		52.5%

Total	$282,350		$214,929		$216,251
% of Total revenues	39.1%		40.2%		41.6%

Reconciling items:
Data Services	$2,071		—		—
Voice Services	—		—		—
Hotline Services	1,517		—		—

Total	$3,588		—		—
% of Total revenues	0.5%

(1)	Data Services and Voice Services may also be collectively referred to as “On-Site Services”
Fiscal 2006 Compared To Fiscal 2005
Total Revenues
Total revenues for Fiscal 2006 were $721,335, an increase of 35% compared to Fiscal 2005 total revenues of $535,076. The increase was due to the acquisitions of TSM, GTC, BCI, Universal, C=Win and CSG during Fiscal 2006, and a full twelve months of revenue from the acquisition of Norstan (collectively referred to as the “Acquired Companies”) during the fourth quarter of Fiscal 2005. The Acquired Companies added revenue of $227,313 and $35,208 for Fiscal 2006 and Fiscal 2005, respectively. Excluding the Acquired Companies, revenues decreased by 1%. The decrease included $4,321 negative impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2005, and excluding the Acquired Companies, total Fiscal 2006 revenues would have increased a total of 1% compared to Fiscal 2005.
Revenues by Geography
North America Revenues
Revenues in North America were $564,700 for Fiscal 2006, an increase of 59% compared to $355,013 for Fiscal 2005. The North America revenue increase was primarily due to the acquisition of the Acquired Companies. The Acquired Companies added North America revenue of $227,313 and $35,208 for Fiscal 2006 and Fiscal 2005, respectively. Excluding the Acquired Companies, revenues would have increased 5%. The Company believes this overall increase was generally due to the increased demand for Data Services and Voice Services and success in the Company’s DVH (Data, Voice and Hotline) Services cross-selling initiatives, offset in part by $281 negative impact of exchange rates relative to the U.S. dollar. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2005, and excluding the impact of the Acquired Companies, total Fiscal 2006 revenues would have increased a total of $17,865 or 5%.
Europe Revenues
Revenues in Europe were $120,051 for Fiscal 2006, a decrease of 16% from Fiscal 2005 revenues of $142,838. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2005, Europe revenues would have increased by $4,046 for a decrease of 13%. The Company believes the Europe revenues decrease was due to the weak general economic conditions that affected client demand and the Italian Operations Adjustment.
All Other Revenues
Revenues for All Other were $36,584 for Fiscal 2006, a slight decrease compared to $37,225 for Fiscal 2005. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2005, All Other revenues would have increased by $556 for a decrease of less than 1%.
Revenue by Service Type
Data Services
Revenues from Data Services were $196,585 for Fiscal 2006, a decrease of 2% compared to $200,935 for Fiscal 2005. The Company believes the overall decline in Data Services revenue was driven by weak general economic conditions in the European market, the Italian Operations Adjustment and by $1,357 negative impact of exchange rates relative to the U.S. dollar for its International Data Services. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2005, Data Services revenues would have decreased 1%.
Voice Services
Revenues from Voice Services were $310,804 for Fiscal 2006, an increase of 192% compared to $106,540 for Fiscal 2005. The increase is primarily due to the Acquired Companies, which added $227,313 and $35,208 revenues to total Fiscal 2006 and Fiscal 2005, respectively. Excluding the effects of the Acquired Companies, Voice Services revenues increased 17% over Fiscal 2005. The Company believes the overall increase in Voice Services revenues was driven by increased client demands and the Company’s ability to successfully cross-sell the DVH services to its existing customers. There was no exchange rate impact on Voice Service revenues as all of the Company’s Voice Services revenue is denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services were $213,946 for Fiscal 2006, a decrease of 6% compared to $227,601 for Fiscal 2005. The Company believes the overall decline in Hotline Services revenues was driven by weak general economic conditions in the European market, the Italian Operations Adjustment and by $2,966 negative impact of exchange rates relative to the U.S. dollar for its International Hotline Services. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2005, Hotline Services revenues would have decreased 5%.
Gross Profit
Gross profit dollars for Fiscal 2006 increased to $282,350 from $214,929 for Fiscal 2005. The Company believes the increase in gross profit dollars over the prior year was primarily due to the acquisition of the Acquired Companies, offset in part by the Italian Operations Adjustment. Gross profit as a percent of revenues for Fiscal 2006 decreased to 39.1% of revenues from 40.2% of revenues for Fiscal 2005. The Company believes the percent decrease was primarily related to a lower gross profit percent in Hotline Services and the Italian Operations Adjustment.

Gross profit dollars for Data Services were $57,068 or 29.0% of revenues, for Fiscal 2006 compared to $59,354, or 29.5% of revenues, for Fiscal 2005. Gross profit dollars for Voice Services were $119,556, or 38.5% of revenues, for Fiscal 2006 compared to $36,255, or 34.0% of revenues, for Fiscal 2005. Gross profit dollars for Hotline Services were $105,726 or 49.4% of revenues, for Fiscal 2006 compared to $119,320 or 52.4% of revenues, for Fiscal 2005.
SG&A Expenses
Selling, general and administrative (“SG&A”) expenses for Fiscal 2006 were $205,866, an increase of $45,864 over SG&A expenses of $160,002 for Fiscal 2005. SG&A expenses as a percent of revenue for Fiscal 2006 were 28.5% of revenues compared to 29.9% of revenues for Fiscal 2005. The dollar increase is primarily due to the acquisition of the Acquired Companies and lower expenses as a result of execution of a previously announced restructuring plan.
Restructuring and Other Charges
In the first quarter of Fiscal 2006, the Company recorded a restructuring charge of $5,290 to complete its staffing level adjustments in Europe and North America and for real estate consolidations initiated in the fourth quarter of Fiscal 2005. Of this charge, $1,548 and $3,742 related to North America and Europe, respectively. See Notes to Consolidated Financial Statements for further details related to the restructuring and other charges.
In the fourth quarter of Fiscal 2005, the Company recorded a restructuring and other charge of $5,059. This charge was comprised of $3,019 for staffing level adjustments and real estate consolidations in Europe and North America and $2,040 for the satisfaction of a previously disclosed litigation judgment. Of this charge, $4,056 and $1,003 related to North America and Europe, respectively. See Notes to Consolidated Financial Statements for further details related to the restructuring and other charges.
Intangibles Amortization
Intangibles amortization for Fiscal 2006 increased to $4,999 from $1,332 for Fiscal 2005. The increase was primarily attributable to the addition of $16,306 and $15,971 of intangible assets acquired through the acquisition of the Acquired Companies in Fiscal 2006 and Fiscal 2005, respectively. These intangibles consisted of non-compete agreements, backlog and customer relationships and will be amortized from one to twenty years (see Notes to Consolidated Financial Statements). The Company expects to incur additional amortization expense relative to these newly acquired intangibles of $2,135 in Fiscal 2007 and approximately $25,566 in the aggregate thereafter through Fiscal 2026. In addition, the Company paid $180 of deferred financing costs related to the Credit Agreement. These costs will be amortized through the Fiscal 2011 maturity date of the Credit Agreement.
Operating Income
Operating income for Fiscal 2006 was $66,195, or 9.2% of revenues, compared to $48,536, or 9.1% of revenues, for Fiscal 2005.
Interest Expense, Net
Net interest expense for Fiscal 2006 increased to $9,123 from $2,755 for Fiscal 2005 due to an increase in the weighted average outstanding debt of approximately $155,898 for Fiscal 2006 compared to approximately $74,977 for Fiscal 2005. The increase in debt relates primarily to the acquired companies during Fiscal 2006 and Fiscal 2005. In addition, the weighted average interest rate outstanding for Fiscal 2006 was 5.10% compared to the Fiscal 2005 rate of 2.98%.
Provision for Income Taxes
The tax provision for Fiscal 2006 was $19,678, an effective tax rate of 34.5%. This compares to the tax provision for Fiscal 2005 of $15,754, an effective tax rate of 34.5%.

The annual effective tax rate is lower than the U.S. statutory rate of 35.0% primarily due to foreign income taxes at rates lower than 35.0%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net Income
Net income for Fiscal 2006 was $37,358, or 5.2% of revenues, compared to $29,912, or 5.6% of revenues, for Fiscal 2005.
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
Europe Revenues
Revenues in Europe were $142,838 for Fiscal 2005, comparable to Fiscal 2004 revenues of $142,158. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2004, Europe revenues would have decreased by $10,253 or 7%. The Company believes the overall decline in Europe revenues was due to weak general economic conditions that affected client demand.
All Other Revenues
Revenues for All Other were $37,225 for Fiscal 2005, an increase of 1% compared to $36,955 for Fiscal 2004. If exchange rates relative to the U.S. dollar had remained unchanged from Fiscal 2004, All Other revenues would have decreased by $1,372 or 3%. The Company believes the overall revenue decline in these regions was due to weak general economic conditions that affected client demand.
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
SG&A Expenses
Selling, general and administrative (“SG&A”) expenses for Fiscal 2005 were $160,002, an increase of $19,197 over SG&A expenses of $140,805 for Fiscal 2004. SG&A expenses as a percent of revenue for Fiscal 2005 were 29.9% of revenues compared to 27.1% of revenues for Fiscal 2004. The dollar increase is primarily due to the acquisition of Norstan which added $11,550 of SG&A expenses, $4,400 of costs incurred in relation to the Company’s compliance with the requirements of Section 404 and a $2,100 increase in worldwide marketing costs.
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
Intangibles Amortization
Intangibles amortization for Fiscal 2005 increased to $1,332 from $246 for Fiscal 2004. The increase was primarily attributable to the addition of $15,971 of intangible assets acquired through the Norstan acquisition. These intangibles consisted of non-compete agreements, backlog and customer relationships and will be amortized from one to twenty years (see Notes to Consolidated Financial Statements). The Company recorded an additional $759 of amortization expense in the fourth quarter due to these intangibles. The Company expects to incur additional amortization expense relative to these newly acquired intangibles of $3,808 in Fiscal 2006 and approximately $600 in the aggregate thereafter through Fiscal 2025. In addition, the Company paid $1,352 of deferred financing costs related to the Credit Agreement, for which $92 of amortization was recognized during Fiscal 2005. These costs will be amortized through the Credit Agreement maturity date in Fiscal 2011.
Operating Income
Operating income for Fiscal 2005 was $48,536, or 9.1% of revenues, compared to $75,200, or 14.5% of revenues, for Fiscal 2004.
Interest Expense, Net
Net interest expense for Fiscal 2005 increased to $2,755 from $1,808 for Fiscal 2004 due to an increase in the weighted average outstanding debt of approximately $74,977 for Fiscal 2005 compared to approximately $52,000 for Fiscal 2004. The increase in debt relates primarily to the Norstan acquisition. In addition, the weighted average interest rate outstanding for Fiscal 2005 was 2.98% compared to the Fiscal 2004 rate of 1.97%.
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
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities for Fiscal 2006 was $51,797. Significant factors contributing to a source of cash were: Net Income of $37,358; a decrease in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts of $9,369 and $3,573, respectively; and a decrease in net inventory consistent with efforts to increase inventory turns. Significant factors contributing to a use of cash were: a decrease in the short and long term restructuring reserve of $5,948; a decrease of deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts of $3,267; and an offset of $5,825 related to accrued acquisition costs, which have not been recognized as Investing Activities at year-end. Changes in the above accounts are based on an average Fiscal 2006 exchange rate.
Net cash provided by operating activities for Fiscal 2005 was $52,206. Significant factors contributing to a source of cash were: Net Income of $29,912; a decrease in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts of $8,878 and $7,635, respectively, consistent with the decrease in revenue; and an increase in overall billings/collections efforts. Changes in the above accounts are based on an average Fiscal 2005 exchange rate.

Net cash provided by operating activities for Fiscal 2004 was $74,955. Significant factors contributing to a source of cash were: Net Income of $47,243; a decrease in accounts receivable of $7,486, consistent with the decrease in revenue and an increase in overall collection efforts; decrease in inventory of $1,144, primarily a result of the decrease in revenue; a decrease in other current assets primarily related to the reduction of costs and estimated earnings in excess of billings on uncompleted contracts of $4,498; and other assets of $1,294, related to normal business activities. Changes in the above accounts are based on an average Fiscal 2004 exchange rate.
At March 31, 2006, the Company had cash and cash equivalents of $11,207, working capital of $103,256 and long-term debt of $122,673.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Cash used by investing activities for all periods primarily represented acquisition of businesses and capital expenditures. Net cash used in investing activities during Fiscal 2006, 2005 and 2004 was $43,730, $104,765 and $2,832, respectively.
During Fiscal 2006, gross capital expenditures were $4,115, while capital disposals were $1,445. Gross capital expenditures were $3,506, while capital disposals were $1,187 in Fiscal 2005. Gross capital expenditures for Fiscal 2007 are projected to be $5,000 to $7,000 and will be spent primarily on information systems, general equipment and facility improvements.
The net cash impact of acquisitions during Fiscal 2006, 2005 and 2004 was $40,682, $102,553 and $0, respectively. See Note 18 of the Notes to Consolidated Financial Statements for additional detail on acquisitions made during Fiscal 2006. The cash impact of prior merger-related (recoveries)/payments, such as earn-outs, made during Fiscal 2006, 2005 and 2004 was $378, ($107) and $3,010, respectively.
Financing Activities
Net cash provided by/(used) in financing activities during Fiscal 2006, 2005 and 2004 was ($7,978), $55,800 and ($76,875), respectively. Cash used by financing activities in Fiscal 2006 primarily represents the net decrease in debt obligations combined with dividend payments to shareholders offset by cash received from the exercise of stock options. Cash provided by financing activities in Fiscal 2005 primarily represents the net increase in debt obligations and cash received from the exercise of stock options, offset by cash used for dividends and purchase of treasury stock. Cash used by financing activities in Fiscal 2004 primarily represents the net reduction of debt obligations combined with dividend payments to shareholders and purchases of treasury stock, offset by cash received from the exercise of stock options.
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
On January 24, 2005, in connection with the acquisition of Norstan (see Note 18 of the Notes to Consolidated Financial Statements), the Company amended and restated the Amended and Restated Credit Facility (the “Second Amended and Restated Credit Facility”), also with Citizens Bank of Pennsylvania, as agent, and a group of lenders. Borrowings under the Second Amended and Restated Credit Facility were permitted up to a maximum amount of $240,000, including up to $15,000 of swingline loans and $25,000 of letters of credit. Interest on outstanding indebtedness under the Second Amended and Restated Credit Facility accrued, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.50% (determined by a leverage ratio based on the Company’s EBITDA). The other terms and conditions of the Second Amended and Restated Credit Facility were substantially the same as the Amended and Restated Credit Facility.
On March 28, 2006, the Company amended the Second Amended and Restated Credit Facility, also with Citizens Bank of Pennsylvania, as agent, and a group of lenders. Borrowings under the Second Amended and Restated Credit Facility, as amended (the “Credit Agreement”), are permitted up to a maximum amount of $310,000, including up to $15,000 of swingline loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement expires on March 28, 2011.
The Company’s total debt as of March 31, 2006 of $123,722 was comprised of $121,303 under the Credit Agreement, $1,891 of obligations under capital leases and $528 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company during the fourth quarter ending March 31, 2006 and March 31, 2005 was approximately 5.89% and 3.61%, respectively, and the weighted average interest rate on all indebtedness of the Company during the fiscal year ended March 31, 2006 and March 31, 2005 was 5.10% and 2.98%, respectively. In addition, as of March 31, 2006, the Company had $3,065 of letters of credit outstanding and $185,632 available under the Credit Agreement.
Dividends
Beginning in the third quarter of Fiscal 2003 and in all subsequent quarters through the first quarter of Fiscal 2005, the Company’s Board of Directors declared quarterly cash dividends of $0.05 per share on all outstanding shares of Common Stock. In August 2004, the Company declared an increase to its current annual dividend payment rate from $0.20 to $0.24 so as to provide an additional return on investment to its stockholders. In the second quarter of Fiscal 2005 and in all subsequent quarters through the fourth quarter of Fiscal 2006, the Company’s Board of Directors declared quarterly cash dividends of $0.06 per share on all outstanding shares of Common Stock.

The dividend declared in the fourth quarter of Fiscal 2006 totaled $1,055 and was paid on April 14, 2006 to stockholders of record at the close of business on March 31, 2006. The dividend declared in the first quarter of Fiscal 2007 will be paid on July 14, 2006 to stockholders of record at the close of business on June 30, 2006. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.
Repurchase of Common Stock
The Company initiated a stock repurchase program in 1999. Since inception of the repurchase program in April 1999 through March 31, 2006, the Company has repurchased in aggregate approximately 6.9 million shares for approximately $297,000. During Fiscal 2006, the Company repurchased 565 shares for $27. Repurchases for the year ended March 31, 2005 totaled approximately 1,400,000 shares of the Common Stock for $56,912. Funding for the stock repurchases came primarily from cash flow from operations. Repurchases of stock during Fiscal 2007 and future periods may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
The Credit Agreement (see Note 6 of the Notes to Consolidated Financial Statements) provides that the Company is not permitted to repurchase the Common Stock if the Company is in default under the Credit Agreement or would be in default under the Credit Agreement as a result of such repurchase. Additionally, without the consent of the lenders holding a majority of the commitments, which consent may not be unreasonably withheld, the Company may not repurchase stock if it is not in compliance with a leverage ratio.
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
At March 31, 2006, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollar, Swiss franc, Japanese yen, Swedish krona, Danish krone, Norwegian kroner and Australian dollar. The open contracts have contract rates of 0.7850 to 0.8460 Euro, 0.5365 to 0.5816 Pound sterling, 1.1751 to 1.1774 Canadian dollar, 1.2149 to 1.3015 Swiss franc, 105.47 to 110.1 Japanese yen, 7.3773 to 8.0267 Swedish krona, 5.9275 to 6.3445 Danish krone, 6.2087 to 6.8514 Norwegian kroner and 1.3077 to 1.4194 Australian dollar, all per U.S. dollar.
The total open contracts, with a notional amount of approximately $66,870, have a fair value of $64,411 and will expire within 36 months.
Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including debt agreements, operating and capital lease obligations and discounted lease rental commitments. See Notes 6, 7 and 9 of the Notes to Consolidated Financial Statements for additional information about these obligations and commitments.

The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2006. Except as set forth in the following table, the Company does not have any material long-term purchase obligations (as defined in SEC Regulation S-K 303(a)(5)) nor other long-term liabilities that are reflected on its balance sheet as of March 31, 2006:

	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Long-term debt obligations	$121,831	$528	$--	$121,303	$--
Interest expense on long-term debt	31,331	6,293	12,545	12,493	--
Capital lease obligations	1,891	521	1,123	247	--
Operating lease obligations	53,850	13,746	20,213	12,871	7,019
Discounted lease rentals	30	30	--	--	--

Total contractual obligations	$208,933	$21,118	$33,881	$146,914	$7,019

The following table summarizes significant commercial commitments of the Company as of March 31, 2006 and the related expiration per period:

	Amount of Commitment Expiration Per Period
		Less than 1
	Total	year	1-3 years	3-5 years	More than 5 years

Letters of credit	$3,065	$3,065	--	--	--

Total commercial commitments	$3,065	$3,065	--	--	--

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than those disclosed above, that are material to investors.
Recent Accounting Pronouncements
Accounting for Conditional Asset Retirement Obligations
In March 2005, the Financial Accounting Standards Board (the “FASB”) issued Financial Interpretation Number (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement

Obligations” (“SFAS No. 143”) which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. There was no impact to the Company upon adoption of FIN 47.
Consolidation of Variable Interest Entities
In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The guidance expanded upon and clarified existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) that modified some of the provisions and effective dates of FIN 46, and provided exemptions to certain entities from the original guidance. FIN 46R sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. As amended, the consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. There was no impact to the Company upon the adoption of FIN 46 and FIN 46R.
Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“FASB No. 123”), supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). The Statement is effective for public companies at the beginning of the first annual reporting period that begins after June 15, 2005.
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
SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they are dependant on, among other things, when employees exercise stock options. The amount of operating cash flows recognized for such excess tax deductions was $3,200, $3,472 and $6,789 during Fiscal 2006, 2005 and 2004, respectively.
The Company plans to adopt SFAS No. 123(R) as of the first day of the first quarter of Fiscal 2007, or April 1, 2006, as required.

Foreign Earnings Repatriation
In October 2004, the “American Jobs Creation Act of 2004” was signed into law. The law creates a temporary incentive for U.S. multinational companies to repatriate a portion of accumulated income earned outside of the U.S. at an effective tax rate of 5.25%. The law also includes a tax deduction of up to 9 percent of the lesser of (a) “qualified production activities income” or (b) taxable income. An issue arose as to whether that deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109, “Accounting for Income Taxes.”
In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. The Company believes that this treatment does not have an effect on its deferred taxes.
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows additional time to assess the effect of repatriating international earnings under the law and requires explanatory disclosures from those who need the additional time.
The Company has evaluated the effects of the law and recent regulations on its plan for reinvestment or repatriation of international earnings. The Company believes that the temporary incentive to repatriate international earnings does not provide any tax benefit to the Company.
Segments
In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131 (as defined below in Note 19 of the Notes to Consolidated Financial Statements). The effective date of this statement is for fiscal years ending after September 15, 2005. The Company believes that its current segment reporting complies with EITF No. 04-10.
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement replaces APB No. 20 “Accounting Changes” cumulative effect accounting with accounting treatment based on retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principles and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 had no impact on its financial position, results of operations or cash flows.
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
Within the Company’s Data Services and Voice Services segments, revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services, when the services are provided and revenues generally are recognized from the sale of IP application software upon delivery. Service contracts are generally pre-billed and are reflected on the balance sheet as deferred revenue and are generally recognized as revenue over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements.
The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. These allowances are based on both recent trends of certain clients estimated to be a greater credit risk as well as general trends of the entire client pool. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In order to calculate the appropriate provision, the Company reviews its accounts receivable aging and calculates an allowance through application of historic reserve factors to specifically identified at-risk receivables. In addition to specific reserves, a general reserve is provided based upon the age of the receivables. The Company’s policy is to fully reserve for accounts receivable when an account is determined to be uncollectible.
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
Forward Looking Statements

When included in this Annual Report on Form 10-K or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates,” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical service companies and various other matters, including those discussed in Part I, Item 1A, “Risk Factors,” many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
Interest Rate Risk

The Company’s primary interest rate risk relates to its long-term debt obligations. At March 31, 2006, the Company had total long-term obligations, including the current portion of those obligations, of $123,722. Of that amount, $2,121 was in fixed rate obligations and $121,601 was in variable rate obligations. For the amounts in variable rate debt at March 31, 2006, an instantaneous 100 basis point increase in the interest rate would reduce the Company’s expected net income in the subsequent fiscal year by $808, assuming the Company employed no intervention strategies. The Company had no interest rate hedging agreements in effect during the fiscal year ended March 31, 2006. Subsequent to March 31, 2006, the Company entered into an interest rate swap agreement with a notional value of $100,000, the effect of which will be to effectively convert a portion of the variable rate based debt to a fixed rate portion.
Foreign Exchange Rate Risk

The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. To mitigate this risk, the Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions. See Note 1 of the Notes to Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities. At March 31, 2006, the Company had total open contracts valued at approximately $66,870 with a fair value of approximately $64,411.
The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania
We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2006 and 2005 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the 2006 and 2005 schedules present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Black Box Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 26, 2006 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Chicago, Illinois
May 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Black Box Corporation:
We have audited the consolidated statements of income, shareholders’ equity and cash flows of Black Box Corporation and subsidiaries for the year ended March 31, 2004. Our audit also included the financial statement schedule listed in the index at Item 15 for the year ended March 31, 2004. These financial statements and supplemental schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Black Box Corporation and subsidiaries as of March 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the year ended March 31, 2004 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
June 10, 2004

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
In thousands, except per share amounts	2006	2005	2004

Revenues
Hotline products	$213,946	$227,601	$237,872
On-site services	507,389	307,475	282,540

Total	721,335	535,076	520,412
Cost of sales
Hotline products	108,220	108,281	112,949
On-site services	330,765	211,866	191,212

Total	438,985	320,147	304,161

Gross profit	282,350	214,929	216,251

Selling, general and administrative expenses	205,866	160,002	140,805
Restructuring and other charges	5,290	5,059	--
Intangibles amortization	4,999	1,332	246

Operating income	66,195	48,536	75,200

Interest expense, net	9,123	2,755	1,808
Other expense, net	36	115	147

Income before provision for income taxes	57,036	45,666	73,245

Provision for income taxes	19,678	15,754	26,002

Net income	$37,358	$29,912	$47,243

Earnings per common share
Basic	$2.18	$1.72	$2.60
Diluted	$2.13	$1.68	$2.52

Weighted average common shares outstanding
Basic	17,164	17,411	18,173
Diluted	17,544	17,845	18,766

Dividends per share	$0.24	$0.22	$0.20

See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2006	2005

Assets
Cash and cash equivalents	$11,207	$11,592
Trade accounts receivable, net of allowance for doubtful accounts of $9,517 and $7,342	116,713	116,865
Lease receivables (Note 2)	512	1,697
Inventories, net (Note 3)	53,926	57,176
Costs and estimated earnings in excess of billings on uncompleted contracts	23,803	25,695
Deferred tax asset	8,973	9,236
Net current assets of discontinued operations	467	549
Other current assets	15,523	14,724

Total current assets	231,124	237,534
Property, plant and equipment, net (Note 4)	35,124	38,268
Goodwill, net (Note 5)	468,724	444,567
Other intangibles, net (Note 5)	55,440	44,157
Lease receivables, net of current portion	--	473
Deferred tax asset	4,231	3,793
Discontinued operations, net of current portion	--	373
Other assets	5,091	3,725

Total assets	$799,734	$772,890

Liabilities
Current maturities of long-term debt (Note 6)	$1,049	$692
Current maturities of discounted lease rentals (Note 7)	30	890
Accounts payable	44,943	36,032
Billings in excess of costs and estimated earnings on uncompleted contracts	8,648	8,947
Deferred revenue	22,211	21,456
Accrued liabilities:
Compensation and benefits	13,954	14,270
Restructuring reserve (Note 17)	3,292	6,709
Other liabilities	27,817	32,708
Income taxes	5,924	3,295

Total current liabilities	127,868	124,999
Long-term debt (Note 6)	122,673	147,196
Discounted lease rentals	--	30
Other liabilities	887	75
Restructuring reserve (Note 17)	7,406	9,889
Stockholders’ Equity
Preferred stock authorized 5,000, par value $1.00, none issued	--	--
Common stock authorized 100,000, par value $.001, 17,593 and 16,840 shares outstanding	25	24
Additional paid-in capital	362,810	336,290
Retained earnings	461,853	428,632
Treasury stock, at cost, 6,935 and 6,935 shares	(296,824)	(296,797)
Accumulated other comprehensive income	13,036	22,552

Total stockholders’ equity	540,900	490,701

Total liabilities and stockholders’ equity	$799,734	$772,890

See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other
In thousands, except share			Paid-in	Retained	Treasury	Comprehensive
amounts	Shares	Amount	Capital	Earnings	Stock	Income	Total

Balance at March 31, 2003	22,594,034	$23	$295,271	$359,037	$(163,547)	$3,638	$494,422
Comprehensive income:
Net income				47,243			47,243
Foreign currency translation adjustment						14,013	14,013
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax						454	454
Reclassification of unrealized gains on expired derivatives						(233)	(233)

Comprehensive income							61,477
Dividends declared				(3,605)			(3,605)
Purchase of treasury stock					(76,338)		(76,338)
Exercise of options, net of tax	799,644		22,159				22,159
Tax benefit from exercised options			6,789				6,789

Balance at March 31, 2004	23,393,678	23	324,219	402,675	(239,885)	17,872	504,904
Comprehensive income:
Net income				29,912			29,912
Foreign currency translation adjustment						5,281	5,281
Unrealized losses on derivatives designated and qualified as cash flow hedges, net of tax						(147)	(147)
Reclassification of unrealized gains on expired derivatives						(454)	(454)

Comprehensive income							34,592
Stock compensation expense			680				680
Dividends declared				(3,955)			(3,955)
Purchase of treasury stock					(56,912)		(56,912)
Exercise of options, net of tax	381,272	1	7,919				7,920
Tax benefit from exercised options			3,472				3,472

Balance at March 31, 2005	23,774,950	24	336,290	428,632	(296,797)	22,552	490,701
Comprehensive income:
Net income				37,358			37,358
Foreign currency translation adjustment						(10,511)	(10,511)
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax						1,142	1,142
Reclassification of unrealized gains on expired derivatives						(147)	(147)

Comprehensive income							27,842
Dividends declared				(4,137)			(4,137)
Purchase of treasury stock					(27)		(27)
Exercise of options, net of tax	753,487	1	23,320				23,321
Tax benefit from exercised options			3,200				3,200

Balance at March 31, 2006	24,528,437	$25	$362,810	$461,853	$(296,824)	$13,036	$540,900

See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2006	2005	2004

Operating Activities
Net income	$37,358	$29,912	$47,243
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,930	7,955	6,765
Gain on disposal of assets	--	--	(531)
Deferred tax (benefit)/provision	(212)	(77)	2,386
Stock compensation expense	--	680	--
Tax benefit from exercised options	(3,200)	(3,472)	(6,789)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	9,369	8,878	7,486
Inventories, net	5,000	(76)	1,144
Other current assets	7,541	3,307	16,455
Proceeds from lease contracts	1,658	504	--
Accounts payable and accrued liabilities	(19,647)	4,595	796

Net cash provided by operating activities	51,797	52,206	74,955

Investing Activities
Capital expenditures	(4,115)	(3,506)	(1,673)
Capital disposals	1,445	1,187	1,851
Acquisition of businesses, net of cash acquired	(40,682)	(102,553)	--
Prior merger-related recovery/(payments)	(378)	107	(3,010)

Net cash used in investing activities	(43,730)	(104,765)	(2,832)

Financing Activities
Repayment of borrowings	(218,989)	(127,959)	(229,914)
Proceeds from borrowings	192,882	238,409	215,600
Repayments on discounted lease rentals	(890)	(458)	--
Proceeds from the exercise of options	23,320	7,919	22,159
Payment of dividends	(4,094)	(3,847)	(3,663)
Deferred financing costs	(180)	(1,352)	--
Purchase of treasury stock	(27)	(56,912)	(81,057)

Net cash (used)/provided by financing activities	(7,978)	55,800	(76,875)

Foreign currency exchange impact on cash	(474)	(955)	15

(Decrease)/increase in cash and cash equivalents	(385)	2,286	(4,737)
Cash and cash equivalents at beginning of year	11,592	9,306	14,043

Cash and cash equivalents at end of year	$11,207	$11,592	$9,306

Supplemental Cash Flow:
Cash paid for interest	$8,336	$3,045	$1,808
Cash paid for income taxes	17,223	17,064	25,176
Non-cash financing activities:
Dividends payable	1,055	1,011	903
Capital leases	1,214	714	--

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
Goodwill and Other Intangible Assets
Goodwill is the excess of purchase price over the value of the net assets acquired. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are subject to, at a minimum, an annual impairment assessment of their carrying value. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of the reporting units were estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. See Note 5 for further discussion regarding goodwill and intangibles.
The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives of 3-10 years for non-compete agreements, one year for backlog and 20 years for customer relationships.
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
Within the Company’s Data Services and Voice Services segments, revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services, when the services are provided. Service contracts are generally pre-billed and are reflected on the balance sheet as deferred revenue and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.
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
Advertising Costs
Catalogs and other direct mail costs are expensed over their useful life. All other advertising costs are expensed as incurred. The Company recognized $9,414, $11,649 and $9,550 in advertising expenses during Fiscal 2006, 2005 and 2004, respectively.
Stock-Based Compensation
Stock options are granted to certain employees and members of the Company’s Board of Directors at the fair market value of the Company’s stock on the date of the grant. For the periods covered by these financial statements, the Company accounted for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended and related guidance. Under this guidance there are no charges or credits to income with respect to stock options. The pro forma information below is based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” issued in December 2002. SFAS No. 148 requires that the pro forma information regarding net income and earnings per share are determined as if the Company had accounted for its employee stock options under the fair value method as prescribed by SFAS No. 123.

The following table shows the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to the stock-based awards:

		2006	2005	2004

Net income:	As reported	$37,358	$29,912	$47,243
Plus:	Stock-based compensation expense included in reported net income, net of related tax	--	445	--
Less:	Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(23,972)	(9,492)	(9,881)

	Pro forma	$13,386	$20,865	$37,362

Earnings per share:	Basic – as reported	$2.18	$1.72	$2.60
	Basic – pro forma	$0.78	$1.20	$2.06

	Diluted – as reported	$2.13	$1.68	$2.52
	Diluted – pro forma	$0.76	$1.17	$1.99

For options with a vesting period, compensation expense is recognized on a ratable basis over the service period which corresponds to the vesting period. Compensation expense is recognized immediately for options that are granted fully vested on the date of the grant. The incremental fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The model requires the use of various assumptions. The following assumptions were used in Fiscal 2006, 2005 and 2004:

	2006	2005	2004

Expected life (in years)	5.6	5.1	5.1
Risk free interest rate	4.2%	3.5%	3.0%
Volatility	49%	60%	61%
Dividend yield	0.6%	0.6%	0.5%

On October 31, 2005, in response to the issuance of SFAS No. 123(R) (as defined below), the Compensation Committee of the Board of Directors of the Company authorized the acceleration of the vesting of all of the Company’s outstanding out-of-the-money unvested stock options held by current employees, including officers, and directors. Approximately 405,224 options that would have otherwise vested from time to time over the next three years became immediately exercisable. The Company also granted on October 31, 2005 fully vested options to purchase approximately 984,000 additional shares of Common stock. The combined options had an exercise price greater than $39.77, the approximate fair value of the Company’s common stock, par value $.001 per share (the “Common Stock”) on October 31, 2005. The accelerated vesting of these options increased pro-forma compensation expense for the three months ended December 31, 2005 by approximately $15,483, net of tax.
During the second quarter of Fiscal 2005, the Company recorded compensation expense, as a result of a modification to a retiring director’s stock option agreements. Based on the guidance under Financial Interpretation Number (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), the Company recorded compensation expense in the amount of $680. The expense was recorded as a component of Selling, General and Administrative expense.
Earnings Per Share
Basic earnings per share are calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method.
Reclassification
Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2006 presentation.

Recent Accounting Pronouncements
Accounting for Conditional Asset Retirement Obligations
In March 2005, the Financial Accounting Standards Board (the “FASB”) issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. There was no impact to the Company upon adoption of FIN 47.
Consolidation of Variable Interest Entities
In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The guidance expanded upon and clarified existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) that modified some of the provisions and effective dates of FIN 46, and provided exemptions to certain entities from the original guidance. FIN 46R sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. As amended, the consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. There was no impact to the Company upon the adoption of FIN 46 and FIN 46R.
Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“FASB No. 123”), supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). The Statement is effective for public companies at the beginning of the first annual reporting period that begins after June 15, 2005.
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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they are dependant on, among other things, when employees exercise stock options. The amount of operating cash flows recognized for such excess tax deductions was $3,200, $3,472 and $6,789 during Fiscal 2006, 2005 and 2004, respectively.
The Company plans to adopt SFAS No. 123(R) as of the first day of the first quarter of Fiscal 2007, or April 1, 2006, as required.
Foreign Earnings Repatriation
In October 2004, the “American Jobs Creation Act of 2004” was signed into law. The law creates a temporary incentive for U.S. multinational companies to repatriate a portion of accumulated income earned outside of the U.S. at an effective tax rate of 5.25%. The law also includes a tax deduction of up to 9 percent of the lesser of (a) “qualified production activities income” or (b) taxable income. An issue arose as to whether that deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109, “Accounting for Income Taxes.”
In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. The Company believes that this treatment does not have an effect on its deferred taxes.
In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows additional time to assess the effect of repatriating international earnings under the law and requires explanatory disclosures from those who need the additional time.
The Company has evaluated the effects of the law and recent regulations on its plan for reinvestment or repatriation of international earnings. The Company believes that the temporary incentive to repatriate international earnings does not provide any tax benefit to the Company.
Segments
In February 2005, the FASB issued Emerging Issues Task Force  (“EITF”) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131 (as defined below in Note 19 of the Notes to Consolidated Financial Statements). The effective date of this statement is for fiscal years ending after September 15, 2005. The Company believes that its current segment reporting complies with EITF No. 04-10.
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement replaces APB No. 20 “Accounting Changes” cumulative effect accounting with accounting treatment based on retroactive restatement of comparative financials statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 had no impact on its financial position, results of operations or cash flows.

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
The components of lease receivables outstanding are as follows:

	March
	2006	2005

Gross lease receivables	$730	$2,697
Residual values	94	219
Less:
Unearned income	(236)	(553)
Allowance for financing losses	(76)	(193)

Total lease receivables, net	512	2,170
Less – current maturities	512	1,697

Long-term lease receivables	$--	$473

The aggregate amounts of gross lease receivables maturing in each of the two years following March 31, 2006 are as follows:

Years Ending March 31,

2007	$636
2008	94

$730

Note 3: Inventories
Inventory balances, net of reserves for excess and obsolete inventories:

	March 31
	2006	2005

Raw materials	$1,426	$1,447
Finished goods	66,787	68,275

Subtotal	68,213	69,722
Excess and obsolete inventory reserves	(14,287)	(12,546)

Inventory, net	$53,926	$57,176

Note 4: Property, Plant And Equipment
Property, plant and equipment balances, net of accumulated depreciation:

	March 31
	2006	2005

Land	$2,369	$2,554
Building and improvements	26,052	26,019
Machinery	58,562	58,238

Subtotal	86,983	86,811
Accumulated depreciation	(51,859)	(48,543)

Property, plant and equipment, net	$35,124	$38,268

Depreciation expense for Fiscal 2006, 2005 and 2004 was $8,931, $6,623 and $6,519, respectively.
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
At the time of adoption, the Company performed the required impairment test by comparing the fair value of each reporting unit to its carrying value. The Company concluded that no impairment existed. Based on the policy, the Company has performed the annual test for Fiscal 2005 and Fiscal 2006, with the most recent test having been conducted during the third quarter of Fiscal 2006, and concluded that no impairment existed. During the third quarter of each future fiscal year, the Company will evaluate its non-amortizable intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company’s only intangibles, as identified in SFAS No. 141, “Business Combinations,” other than goodwill, are its trademarks, non-compete agreements, customer relationships and acquired backlog.
Changes in the carrying amount of goodwill in Fiscal 2006 and Fiscal 2005 by reporting segment:

	North
	America	Europe	All Other	Total

Balance as of March 31, 2004	$311,540	$67,358	$1,871	$380,769
Currency translation	45	3,099	15	3,159
Goodwill on businesses acquired	60,416	--	--	60,416
Actual earnout payments	--	277	82	359
Other	(136)	--	--	(136)

Balance as of March 31, 2005	371,865	70,734	1,968	444,567
Currency translation	24	(5,271)	33	(5,214)
Goodwill on businesses acquired	28,993	--	--	28,993
Actual earnout payments	--	--	41	41
Other	116	221	--	337

Balance as of March 31, 2006	$400,998	$65,684	$2,042	$468,724

At March 31, 2006, certain merger agreements provided for contingent payments of up to $4,588. If future operating performance goals are met, goodwill will be adjusted for the amount of the contingent payments.

The Company’s intangible assets are comprised of the appraised fair market values of employee non-compete contracts, backlog and customer relationships obtained through business acquisitions. The Company has the following definite-lived intangibles:

	March 31, 2006			March 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Non-compete agreements	$4,894	$1,851	$3,043	$2,676	$1,105	$1,571
Customer relationships	25,654	997	24,657	11,699	114	11,585
Acquired backlog	3,935	3,934	1	3,930	668	3,262

Total	$34,483	$6,782	$27,701	$18,305	$1,887	$16,418

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to 20 years.
Intangible asset amortization expense for Fiscal 2006, 2005 and 2004 was $4,999, $1,332 and $246, respectively. The estimated intangible amortization expenses for the next five years are as follows:

Years Ending March 31,

2007	$2,135
2008	2,097
2009	1,953
2010	1,903
2011	995
Thereafter	18,618

$27,701

Intangible assets not subject to amortization consist solely of the Company’s trademark portfolio. The net carrying amount was $27,739 at March 31, 2006 and 2005.
The changes in the carrying amount of goodwill and intangible assets, net of accumulated amortization:

		Non-
		Competes and	Customer
	Trademarks	Backlog	Relationships	Goodwill	Total

Balance as of March 31, 2005	$27,739	$4,833	$11,585	$444,567	$488,724
Change in net intangible assets during the period related to:
Amortization expense	--	(4,116)	(883)	--	(4,999)
Currency translation	--	(24)	--	(5,214)	(5,238)
Acquisitions	--	2,351	13,955	30,668	46,974
Adjustment on previous acquisitions	--	--	--	(1,675)	(1,675)
Other	--	--	--	378	378

Balance as of March 31, 2006	$27,739	$3,044	$24,657	$468,724	$524,164

Note 6: Indebtedness
Long-term debt consisted of the following:

	March 31,
	2006	2005

Revolving credit agreement	$121,303	$146,560
Capital lease obligations	1,891	772
Other	528	556

Total debt	123,722	147,888
Less: current portion	(1,049)	(692)

Long-term debt	$122,673	$147,196

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
On January 24, 2005, in connection with the acquisition of Norstan (see Note 18), the Company amended and restated the Amended and Restated Credit Facility (the “Second Amended and Restated Credit Facility”), also with Citizens Bank of Pennsylvania, as agent, and a group of lenders. Borrowings under the Second Amended and Restated Credit Facility were permitted up to a maximum amount of $240,000, including up to $15,000 of swingline loans and $25,000 of letters of credit. Interest on outstanding indebtedness under the Second Amended and Restated Credit Facility accrued, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.50% (determined by a leverage ratio based on the Company’s EBITDA). The other terms and conditions of the Second Amended and Restated Credit Facility were substantially the same as the Amended and Restated Credit Facility.
On March 28, 2006, the Company amended the Second Amended and Restated Credit Facility, also with Citizens Bank of Pennsylvania, as agent, and a group of lenders. Borrowings under the Second Amended and Restated Credit Facility, as amended

(the “Credit Agreement”), are permitted up to a maximum amount of $310,000, including up to $15,000 of swingline loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement expires on March 28, 2011.
During the year ended March 31, 2006, the maximum amount and weighted average balance outstanding under the Credit Agreement was $173,535 and $155,898, respectively. As of March 31, 2006, the Company had $3,065 outstanding in letters of credit and $185,632 available under the Credit Agreement. The weighted average interest rate on all outstanding debt during the year ended March 31, 2006 was approximately 5.10%. At March 31, 2006, the Company is in compliance with all required covenants under the Credit Agreement.
During the year ended March 31, 2006, the Company has incurred an aggregate of $180 in financing costs associated with the execution of the Second Amended and Restated Credit Facility and the amendment to the Second Amended and Restated Credit Facility on March 28, 2006. These costs are being amortized over the life of the Credit Agreement and are recognized as a component of interest expense. For the year ended March 31, 2006, the Company recognized $15 in interest expense related to these costs.
The capital lease obligations are primarily for facilities and equipment. The lease agreements have remaining terms ranging from less than one to four years with interest rates ranging from 3.83% to 10.83%.
Other debt is composed of various bank and third party loans secured by specific pieces of equipment and real property. The loans have remaining terms of less than one to five years with interest rates ranging from 0% to 7.1%.
Aggregate maturities of long-term debt for the next five years are as follows:

Years Ending March 31,

2007	$1,049
2008	596
2009	527
2010	247
2011	121,303
Thereafter	--

$123,722

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
Discounted lease rentals consisted of the following:

	March
	2006	2005

Total discounted lease rentals	$30	$920
Less – current maturities	(30)	(890)

Long-term discounted lease rentals	$--	$30

Note 8: Derivative Instruments and Hedging Activities
The Company enters into derivative instruments to hedge exposure to variability in expected fluctuations in foreign currencies. All of the Company’s derivatives have been designated and qualify as cash flow hedges. There was no hedge ineffectiveness during the year ended March 31, 2006.
At March 31, 2006, the Company had open contracts in Australian and Canadian dollar, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc. These contracts had a notional amount of approximately $66,870 and a fair value of $64,411 and mature within the next 36 months.
For the year ended March 31, 2006, the Company recognized in earnings approximately $865 in net gains on matured contracts. As of March 31, 2006, a gain of $1,142 was included in OCI. This gain is expected to be included in earnings over the life of the maturing contracts as the hedged transactions occur and it is expected that the gain will be offset by currency losses on the items being hedged.

Note 9: Operating Leases
The Company is obligated under various operating lease agreements for certain office facilities and equipment. Certain of these leases contain renewal options and rent escalation clauses.
Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more as of March 31, 2006 are as follows:

Years Ending March, 31

2007	$13,746
2008	11,306
2009	8,908
2010	7,102
2011	5,769
Thereafter	7,019

$53,850

For the years ended March 31, 2006, 2005 and 2004, rent expense was $16,059, $12,484 and $9,395, respectively.
Included in the above amounts is approximately $10,438 related to restructuring and other charges (see Note 17).
Note 10: Discontinued Operations
The Company has recorded net assets and liabilities of discontinued operations from the acquisition of Norstan (see Note 18). These discontinued operations were related to the divestiture of Norstan’s IT consulting business in 2001 and the sale of their Network Services business in 2002.
Net assets (liabilities) of discontinued operations included the following:

	March
	2006	2005

Assets:
Cash, accounts receivable and inventories	$81	$125
Notes receivable and property	386	826
Liabilities:
Other liabilities	--	(29)

Net assets of discontinued operations	467	922
Less: current portion liabilities (assets)	(467)	(549)

Net non-current assets (liabilities) of discontinued operations	$--	$373

Note 11: Income Taxes
The domestic and foreign components of pretax income from continuing operations for the years ended March 31 are as follows:

	2006	2005	2004

Domestic	$40,231	$35,773	$59,516
Foreign	16,805	9,893	13,729

Consolidated	$57,036	$45,666	$73,245

The provision/(benefit) for income tax charged to continuing operations for the years ended March 31 are as follows:

	2006	2005	2004

Current:
Federal	$11,506	$12,784	$20,356
State	1,230	1,118	1,151
Foreign	5,038	3,449	4,629

Total current	17,774	17,351	26,136
Deferred	1,904	(1,597)	(134)

Total provision for income taxes	$19,678	$15,754	$26,002

Reconciliations between income taxes from continuing operations computed using the federal statutory income tax rate and the Company’s effective tax rate for the years ended March 31 are as follows:

	2006	2005	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign taxes, net of foreign tax credits	--	0.6	1.0
Effect of permanent book/tax differences	2.2	1.0	(0.9)
State income taxes, net of federal benefit	0.8	(0.2)	0.6
Valuation allowance	(2.5)	(2.7)	--
Other, net	(1.0)	0.8	(0.2)

Effective tax rate	34.5%	34.5%	35.5%

The components of current and long-term deferred tax liabilities/assets at March 31 are as follows:

	2006	2005

Deferred Tax Liabilities:
Tradename and trademarks	$9,684	$9,685
Amortization of intangibles	8,940	7,385
Unrequited earnings of Japanese subsidiary	2,109	1,283
Basis of fixed assets	4,586	4,089
Other	22	--

Gross deferred tax liabilities	25,341	22,442

Deferred Tax Assets:
Net operating losses	16,519	15,752
Restructuring reserves	6,462	6,090
Outsourced leases	6,403	6,403
Basis of finished goods inventory	3,166	2,541
Reserve for bad debts	2,796	2,704
Miscellaneous accrued expenses	230	1,372
Foreign tax credit carryforwards	2,109	1,283
Accrued employee costs	1,093	912
Foreign exchange	719	719
Other	--	62

Gross deferred tax assets	39,497	37,838
Valuation allowance	(952)	(2,367)

Net deferred tax assets	38,545	35,471

Net deferred tax assets/(liabilities)	$13,204	$13,029

At March 31, 2006, the Company had $12,083, $36,834 and $27,543 of federal, state and foreign net operating loss carryforwards, respectively. As a result of the Company’s reorganization in 1992 and concurrent ownership change and the Company’s acquisition of Norstan, Section 382 of the Internal Revenue Code limits the amount of net operating losses available to the Company to approximately $4,148 per year. The federal net operating loss carryforwards expire in Fiscal 2021. The state net operating loss carryforwards expire at various times through Fiscal 2026 and the foreign net operating loss carryforwards expire at various times through Fiscal 2016, with the exception of $939 for Belgium and $8,420 for Brazil, which have no expirations.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $952 for certain foreign net operating loss carryforwards anticipated to produce no tax benefit. The valuation allowance was decreased in Fiscal 2006 by $1,415 in order to recognize the ability to use certain foreign net operating loss carryforwards.
In general, except for certain earnings in Japan, it is management’s intention to reinvest undistributed earnings of foreign subsidiaries, which aggregate approximately $14,954 based on exchange rates at March 31, 2006. However, from time to time, the foreign subsidiaries declare dividends to the U.S. parent, at which time the appropriate amount of tax is determined. Also, additional taxes could be necessary if foreign earnings were loaned to the parent or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

Note 12: Incentive Compensation Plans
Performance Bonus
The Company has a variable compensation plan covering certain team members. This plan provides for the payment of a bonus based on the attainment of certain annual or quarterly performance targets. The amount expensed under this variable compensation plan for the years ended March 31, 2006, 2005 and 2004 was $5,431, $1,123 and $2,523, respectively.
Profit Sharing And Savings Plan
The Company has various profit sharing and savings plans (“Plans”) which qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the Plans, participants are permitted to contribute various percentages of their compensation, as defined, and the Company matches a percentage of the participant’s contributions. The total Company contribution for the years ended March 31, 2006, 2005 and 2004 was $3,532, $2,243 and $2,992, respectively.
Stock Option Plans
The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of March 31, 2006, the Employee Plan authorized the issuance of options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of the Common Stock. Options are issued by the Board of Directors or a Board committee to key employees of the Company and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.
The Director Plan authorizes the issuance of options and SARs for up to 250,000 shares of the Common Stock. Options are issued by the Board of Directors or a Board designee and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the Common Stock on the date of the grant. No SARs have been issued.
The following is a summary of the Company’s stock option plans for the years ended March 31:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Shares in thousands	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,780	$37.14	4,414	$36.40	4,487	$34.30
Granted	1,256	38.51	924	34.86	911	39.68
Exercised	(753)	30.95	(381)	20.78	(799)	27.71
Forfeited	(228)	39.84	(177)	42.01	(185)	39.01
Outstanding at end of year	5,055	$38.28	4,780	$37.14	4,414	$36.40

Exercisable at end of year	4,247	$39.07	3,143	$37.33	2,935	$34.93

Weighted average incremental fair value of options granted during the year using Black-Scholes option pricing model		$18.33		$18.19		$20.00

The following table summarizes information about the stock options outstanding at March 31, 2006:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$19.9500 - $26.60	328,335	1.9 years	$22.47	328,335	$22.47
$26.6001 - $33.25	367,329	3.1 years	30.07	364,528	30.07
$33.2501 - $39.90	1,985,052	9.0 years	36.93	1,179,109	38.82
$39.9001 - $46.55	2,215,840	5.7 years	42.38	2,215,840	42.38
$46.5501 - $53.20	155,120	3.6 years	49.39	155,120	49.39
$53.2001 - $59.85	1,668	3.8 years	55.88	1,668	55.88
$59.8501 - $66.50	2,000	3.7 years	63.22	2,000	63.22

$19.95 - $66.50	5,055,344	6.5 years	$38.28	4,246,600	$39.07

Note 13: Earnings Per Share
The following table details this calculation for the years ended March 31:

	2006	2005	2004

Net income, as reported	$37,358	$29,912	$47,243

Weighted average shares outstanding	17,164	17,411	18,173

Effect of dilutive securities from employee stock options, net of tax savings	380	434	593

Weighted average diluted shares outstanding	17,544	17,845	18,766

Basic earnings per share	$2.18	$1.72	$2.60
Dilutive earnings per share	$2.13	$1.68	$2.52

There is no impact to the weighted average share calculations during any period where the exercise price of a stock option is greater than the average market price during the same period. There were 1,287,219, 875,060 and 941,749 non-dilutive options outstanding during the years ended March 31, 2006, 2005 and 2004, respectively, that are not included in the above calculation.
Note 14: Repurchase of Common Stock
In April 1999, the Board of Directors of the Company initiated a plan to repurchase shares of the Common Stock. During Fiscal 2006, the Company repurchased approximately 565 shares for an aggregate purchase price of $27. During Fiscal 2005, the Company repurchased approximately 1,400,000 shares for an aggregate purchase price of $56,912. During Fiscal 2004, the Company repurchased approximately 1,700,000 shares for an aggregate purchase price of $76,338 and paid $4,719 for treasury share repurchases payable in relation to Fiscal 2003 repurchases. Since inception of the repurchase program, approximately 6,935,000 shares have been repurchased at a total cost of approximately $297,000. Funding for the stock repurchases came primarily from cash flow from operations.
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

Note 15: Comprehensive Income
The components of accumulated other comprehensive income as of March 31:

	2006	2005

Foreign currency translation adjustment	$12,041	$22,699
Unrealized (losses)/gains on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized losses on expired derivatives, net of tax	995	(147)

Total accumulated other comprehensive income	$13,036	$22,552

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
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. The Company has not received any communication on this matter from the GSA since June 2005.
Product Warranties
Changes in the liability for product warranties are as follows:

	March 31,
	2006	2005	2004

Beginning balance	$1,895	$422	$184
Increases to warranty reserve	62	233	360
Increases to reserve from acquisitions	--	1,683	--
Decreases for service costs	(574)	(443)	(122)

Ending balance	$1,383	$1,895	$422

The accrual for product warranties is classified with other accrued expenses in the Consolidated Balance Sheets. The expense for product warranties is classified with cost of sales in the Consolidated Statements of Income.
Note 17: Restructuring and Other Charges
During the first quarter of Fiscal 2006, the Company recorded a restructuring charge of $5,290 related to staffing level adjustments and real estate consolidation in Europe and North America. This charge was in connection with the restructuring initiated in the fourth quarter of Fiscal 2005 and discussed below. The majority of restructuring costs have now been recognized with the exception of certain facility costs, which will extend through Fiscal 2012.
During the fourth quarter of Fiscal 2005, the Company recorded restructuring and other charges of $5,059. This amount was comprised of restructuring expense of $3,019 related to staffing level adjustments and real estate consolidations, as well as other charges of $2,040 related to the satisfaction of a previously disclosed litigation judgment. These charges are discussed in further detail below.

In the fourth quarter of Fiscal 2005, the Company recorded a restructuring charge of $3,019 primarily related to staffing level adjustments and real estate consolidations in its Europe and North America segments. The restructuring was initiated as the Company continued to right-size the organization and bring its expense structure in-line with anticipated revenues and changing market demand for its solutions and services. As a result of the restructuring actions, approximately 28 employees were involuntarily terminated in its Europe segment resulting in a restructuring charge of $613. The Company also recorded a charge of $2,406 related to idle facility rent obligations and the write-off of leasehold improvements related to these facilities. $2,016 and $390 related to real estate consolidations in North America and Europe, respectively.
Upon completion of the acquisition of Norstan, Company management committed to a plan of reorganization of the Norstan operations. Restructuring accruals under SFAS No. 141 of approximately $14,761 have been recorded in both short and long term liabilities. See Note 18 for additional information on the restructuring charges related to the acquisition of Norstan.
As a result of the second quarter Fiscal 2006 acquisition of substantially all of the assets and certain liabilities of Universal Solutions of North America, L.L.C. and related entities (“Universal”), the Company’s management committed to a plan of reorganization of Universal’s operations. In connection with these integration actions, the Company incurred integration costs for facility consolidations of $364. These costs were included in the purchase price allocation for Universal in accordance with SFAS No. 141. Facility costs to be paid are anticipated to extend through Fiscal 2008.
The following table summarizes the restructuring and other charges and the remaining reserves reflected on the Consolidated Balance Sheet:

	Employee Severance	Facility Closures	Total

Accrued March 31, 2004	$ 352	$ 241	$ 593
Restructuring charge	613	2,406	3,019
Acquisition restructuring	2,887	11,874	14,761
Asset write-downs	--	(122)	(122)
Cash expenditures	(1,063)	(590)	(1,653)

Accrued at March 31, 2005	2,789	13,809	16,598
Restructuring charge	3,473	1,817	5,290
Acquisition restructuring	66	298	364
Asset write-downs	--	(636)	(636)
Cash expenditures	(6,068)	(4,850)	(10,918)

Accrued at March 31, 2006	$ 260	$ 10,438	$ 10,698

As previously disclosed, the Company had appealed an adverse arbitration award. By opinion filed March 9, 2005, the Court of Appeals affirmed the decision of the District Court confirming the award. The Company recorded a charge of $2,040 that is classified with restructuring and other charges on the Consolidated Statements of Income. This charge was comprised of $1,778 awarded to the plaintiff, which included interest, fees and costs as well as $262 of legal fees incurred by the Company previously capitalized in Goodwill. The Company accrued the award of $1,800 within accrued liabilities on the Consolidated Balance Sheet. On May 6, 2005, the Company paid the award of $1,800 in satisfaction of this judgment in full.

Note 18: Acquisitions
Fiscal 2006
During the first quarter of Fiscal 2006, the Company acquired 100% of the issued and outstanding equity interests of Telecommunication Systems Management, Inc. (“TSM”), GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”) and Business Communications, Inc., Bainbridge Communication, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”). These companies primarily provide full-service voice communication solutions and services in the Florida and Virginia markets. In connection with the acquisitions, the Company has allocated goodwill and definite-lived intangible assets of $9,950 and $4,263, respectively. The definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements. The definite-lived intangibles are to be amortized over a period of five to twenty years.
During the second quarter of Fiscal 2006, the Company acquired substantially all of the assets and certain liabilities of Universal Solutions of North America, L.L.C and related entities (“Universal”). Universal primarily provides planning, installation and maintenance services for voice and data network systems in 14 states. In connection with the acquisition, the Company has prepared preliminary allocations of goodwill and definite-lived intangible assets of $11,971 and $4,899, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of four to twenty years.
During the third quarter of Fiscal 2006, the Company purchased 100% of the issued and outstanding equity interests of Communication is World InterActive Networking, Inc. (“C=WIN”) and Converged Solutions Group, LLC (“CSG”). C=WIN has an active customer base which includes commercial and various government agency accounts. CSG has an active customer base which includes commercial, education, health care and various government agency accounts. The C=WIN and CSG acquisitions primarily provide planning, installation and maintenance services for voice and data network systems in 15 states. In connection with the acquisitions, the Company has prepared preliminary allocations of goodwill and definite-lived intangible assets of $10,328 and $5,561, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of four to twenty years.
The results of operations of TSM, GTC, BCI, Universal, C=WIN and CSG are included in the Company’s Consolidated Statements of Income beginning on their individual acquisition dates during Fiscal 2006. The acquisitions taken individually did not have a material impact on the Company’s results of operations. The costs of the acquisitions were funded with borrowings under the Credit Agreement described in Note 6.
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

At January 25, 2005

Current assets, primarily consisting of accounts receivable and inventories	$ 71,141
Property, plant and equipment	12,649
Other non-current assets, primarily consisting of deferred taxes	18,779
Intangible assets	15,971
Goodwill	58,741

Total assets acquired	177,281
Current liabilities, primarily consisting of deferred revenue and accrued expenses	61,128
Other non-current liabilities, primarily consisting of restructuring accrual	8,744

Net assets acquired	$ 107,409

The amounts assigned to intangible assets are shown below:

Non-compete agreements	$342
Backlog	3,930
Customer relationships	11,699

Total intangible assets	$15,971

The amortization period is three years for non-compete agreements, one year for backlog and 20 years for customer relationships.
The transaction resulted in $58,742 of goodwill, none of which is deductible for tax purposes. The Company paid a premium for Norstan in order to further expand its operational footprint in the voice and data technology markets. In addition, the purchase increased the Company’s solutions offerings and customer market, providing for a stronger worldwide technical services partner for its collective clients.
After consummation of the acquisition, the Company began to integrate Norstan’s products, employees and facilities with its own. In connection with these integration actions, the Company incurred severance costs of $2,887 for the separation of approximately 150 employees. In addition, the Company incurred integration costs for facility consolidations of $11,874. These costs were properly included in the purchase price allocation for Norstan, in accordance with the SFAS No. 141. The majority of the severance costs were paid in Fiscal 2006 with certain facility costs extending through Fiscal 2012.
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
The accounting policies of the various segments are the same as those described in “Summary of Significant Accounting Principles” in Note 1. The Company evaluates the performance of each segment based on operating income. Inter-segment sales and segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management and therefore, are not presented below.
Summary information by reportable segment is as follows for the years ended March 31:

	2006	2005	2004

North America
Revenues	$564,700	$355,013	$341,299
Operating income	53,550	26,798	44,281
Depreciation	8,012	5,144	4,515
Amortization	4,472	878	46
Segment assets	745,746	705,762	557,239

Europe
Revenues	$120,051	$142,838	$142,158
Operating income	5,518	13,639	21,812
Depreciation	671	1,213	1,670
Amortization	491	398	177
Segment assets	116,717	134,982	131,302

All Other
Revenues	$36,584	$37,225	$36,955
Operating income	7,127	8,099	9,107
Depreciation	248	266	334
Amortization	36	56	23
Segment assets	16,416	15,357	15,981

Operating income for Fiscal 2006 for North America and Europe was reduced by $1,548 and $3,742, respectively, for restructuring charges incurred during that year.
Operating income for Fiscal 2005 for North America and Europe was reduced by $4,056 and $1,003, respectively, for restructuring and other charges incurred during that year.

The sum of the segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets for the years ending March 31:

	2006	2005	2004

Assets for North America, Europe and All Other segments	$878,879	$856,101	$704,522
Corporate eliminations	(79,145)	(83,211)	(88,233)

Total consolidated assets	$799,734	$772,890	$616,289

Management is also presented with and reviews revenues by service type. The following information is presented:

Revenues	2006	2005	2004

Data Services (1)	$196,585	$200,935	$214,299
Voice Services (1)	310,804	106,540	68,241
Hotline Products	213,946	227,601	237,872

Total revenues	$721,335	$535,076	$520,412

(1)	Data Services and Voice Services are also collectively referred to as “On-Site Services.”

Note 20: Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2006

Revenues

Hotline products	$53,452	$54,056	$52,771	$53,667	$213,946

On-site services	125,830	130,994	129,364	121,201	507,389

Total	179,282	185,050	182,135	174,868	721,335

Gross profit

Hotline products	27,578	27,227	26,463	24,458	105,726

On-site services	43,362	46,655	46,939	39,668	176,624

Total	70,940	73,882	73,402	64,126	282,350

Net income	$7,394	$12,797	$12,511	$4,656	$37,358
Basic earnings per common share	0.44	0.75	0.72	0.26	2.18	(1)
Diluted earnings per common share	0.43	0.74	0.70	0.26	2.13	(1)

Fiscal 2005

Revenues

Hotline products	$57,852	$56,972	$57,267	$55,510	$227,601

On-site services	66,503	69,623	69,629	101,720	307,475

Total	124,355	126,595	126,896	157,230	535,076

Gross profit

Hotline products	30,978	30,217	29,400	28,725	119,320

On-site services	20,902	22,098	21,618	30,991	95,609

Total	51,880	52,315	51,018	59,716	214,929

Net income	$10,003	$10,623	$9,249	$37	$29,912
Basic earnings per common share	0.56	0.61	0.54	0.00	1.72	(1)
Diluted earnings per common share	0.54	0.60	0.52	0.00	1.68	(1)

(1) Earnings per share for the year is different than the sum of the quarterly earnings per share due to rounding and average share prices.
During the fourth quarter of Fiscal 2006, the Company incurred a pre-tax charge of $7.1 million related to an adjustment of earnings over multiple years, from Fiscal 2003 through Fiscal 2006, from the Company’s Italian Operations (“Italian Operations Adjustment”). The Italian Operations Adjustment resulted from intentional misconduct by certain local operational and financial managers of the Company’s Italian Operations acting in collusion with one another for the purpose of overstating local financial results.
The Company’s management concluded, with the concurrence of the Audit Committee of the Board of Directors, that the impact of the Italian Operations Adjustment was not material to the Company’s consolidated financial statements for any interim or annual period between Fiscal 2003 through Fiscal 2006. In reaching this conclusion, the Company reviewed and analyzed the SEC’s Staff Accounting Bulletin No. 99, “Materiality,” in order to determine that the impact was not material on a quantitative or qualitative basis to any one period. As a result, the Company recorded a cumulative adjustment in the fourth quarter of Fiscal 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
Company management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) under the Act. Under the supervision and with the participation of Company management, including the CEO and CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control — Integrated Framework” issued by COSO, Company management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2006.
The scope of management’s assessment of the effectiveness of internal controls over financial reporting includes all of the Company’s businesses except for Universal, C=Win and CSG. The businesses represented approximately 6% and 3% of total assets and revenues, respectively, as of March 31, 2006.
Attestation Report of the Registered Public Accounting Firm
Company management’s assessment of the effectiveness of its internal control over financial reporting as of March 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which appears below.
Changes in Internal Control Over Financial Reporting
In the fourth fiscal quarter ended March 31, 2006, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
Board of Directors
Black Box Corporation
Lawrence, Pennsylvania
We have audited management’s assessment, included in the accompanying Management’s Report that Black Box Corporation maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three locations, which the Company acquired on various dates throughout fiscal year 2006, and whose financial statements reflect total assets and total revenues constituting 6% and 3%, respectively, of the related consolidated financial statements as of and for the year ended March 31, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these three locations.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholder’s equity and cash flows for the years then ended and our report dated May 26, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ BDO Seidman, LLP
Chicago, Illinois
May 26, 2006

Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Certain of the information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.
The other information required by this item is incorporated herein by reference to the information set forth under the captions “Annual Meeting Matters, Proposal 1 – Election of Directors” and “Board of Directors and Certain Board Committees” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the information set forth under the captions “Executive Compensation and Other Information” and “Report of the Compensation Committee of the Board of Directors” in the Proxy Statement.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial statements, financial statement schedules and exhibits not listed below have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.
(a)      Documents filed as part of this report
(1)      Financial Statements – no financial statements have been filed in this Annual Report on Form 10-K other than those in Item 8
(2)      Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts
(3)      Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.2	Tender and Voting Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.3	Stock Option Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.4	Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 10, 2006 (2)

2.5	Amendment to the Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 30, 2006 (3)

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (4)

3(ii)	Amended and Restated By-laws of the Company, as amended (5)

10.1	Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among Black Box Corporation of Pennsylvania, as Borrower, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (6)

10.2	Guaranty and Suretyship Agreement, dated as of June 30, 2004, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (6)

10.3	Guaranty and Suretyship Agreement, dated as of June 30, 2004, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (6)

10.4	Second Amended and Restated Credit Agreement, dated as of January 24, 2005, by and among Black Box Corporation of Pennsylvania and SF Acquisition Co., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (7)

10.5	Guaranty and Suretyship Agreement, dated as of January 24, 2005, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (8)

10.6	Guaranty and Suretyship Agreement, dated as of January 24, 2005, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (8)

10.7	First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 17, 2005, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.8	Second Amendment to the Second Amended and Restated Credit Agreement dated as of March 28, 2006 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (3)

10.9	Agreement between the Company and Fred C. Young (5)

10.10	Agreement between the Company and Roger E. M. Croft (10)

10.11	Agreement between the Company and Francis W. Wertheimber (10)

10.12	1992 Stock Option Plan, as amended through August 9, 2005 (11)

10.13	1992 Director Stock Option Plan, as amended through March 15, 2005 (12)

10.14	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (10)

10.15	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (10)

10.16	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (11)

10.17	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (10)

10.18	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (11)

10.19	Description of Executive Incentive Bonus Plan for Fiscal 2006 (11)

10.20	Summary of Director Compensation (13)

21.1	Subsidiaries of the Registrant (13)

23.1	Consent of Independent Registered Public Accounting Firm (13)

23.2	Consent of Independent Registered Public Accounting Firm (13)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on December 23, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 13, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 4, 2006, and incorporated herein by reference.

(4)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on June 14, 2004, and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 12, 2004, and incorporated herein by reference.

(7)	Filed as Exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by the Company and SF Acquisition Co. on January 26, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2005, and incorporated herein by reference.

(9)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 23, 2005, and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(12)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 18, 2005, and incorporated herein by reference.

(13)	Filed herewith.
(b)      The Company hereby files as exhibits to the Annual Report on Form 10-K the exhibits set forth in Item 15 (a)(3) hereof which are not incorporated by reference.
(c)      The Company hereby files as a financial statement schedule to this Annual Report on Form 10-K the financial statement schedule which is set forth in Item 15 (a)(2) hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Dated: June 14, 2006
/s/ Michael McAndrew

Michael McAndrew, Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ WILLIAM F. ANDREWS	Director	June 14, 2006
William F. Andrews

/s/ RICHARD L. CROUCH	Director	June 14, 2006
Richard L. Crouch

/s/ THOMAS W. GOLONSKI	Director	June 14, 2006
Thomas W. Golonski

/s/ THOMAS G. GREIG	Director and Chairman	June 14, 2006
Thomas G. Greig	of the Board

/s/ EDWARD A. NICHOLSON	Director	June 14, 2006
Edward A. Nicholson

/s/ FRED C. YOUNG	Director and	June 14, 2006
Fred C. Young	Chief Executive Officer

/s/ MICHAEL MCANDREW	Vice President,	June 14, 2006
Michael McAndrew	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

SCHEDULE II
BLACK BOX CORPORATION
Valuation and Qualifying Accounts
(Dollars in thousands)

		Additions	Additions
	Balance at	Charged to	Resulting	Reductions	Balance
	Beginning of	Costs and	from	from	at End of
Description	Period	Expenses	Acquisitions	Reserves	Period

Year Ended March 31, 2006
Inventory reserves	$12,546	$4,136	$43	($2,438)	$14,287
Allowance for unrealizable accounts/sales returns	7,342	9,182	49	(7,056)	9,517
Restructuring reserve	16,598	5,290	364	(11,554)	10,698

Year Ended March 31, 2005
Inventory reserves	$4,840	$2,106	$9,335	($3,735)	$12,546
Allowance for unrealizable accounts/sales returns	10,426	7,097	1,042	(11,223)	7,342
Restructuring reserve	593	3,019	14,761	(1,775)	16,598

Year Ended March 31, 2004
Inventory reserves	$3,981	$3,697	$--	($2,838)	$4,840
Allowance for unrealizable accounts/sales returns	11,710	2,502	--	(3,786)	10,426
Restructuring reserve	6,181	--	--	(5,588)	593