Form 10-Q
period 2006-07-01
BLACK BOX CORP
filed 2006-08-10
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-18706
Black Box Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3086563 (I.R.S. Employer Identification No.)

1000 Park Drive, Lawrence, Pennsylvania (Address of principal executive offices)	15055 (Zip Code)
Registrant’s telephone number, including area code: 724-746-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 8, 2006, there were 17,680,303 shares of Common Stock, par value $.001, outstanding.

BLACK BOX CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 1, 2006	March 31, 2006
In thousands, except par value	Unaudited

Assets
Cash and cash equivalents	$14,360	$11,207
Accounts receivable, net of allowance for doubtful accounts of $15,884 and $9,517	172,315	116,713
Lease receivables	1,071	512
Inventories, net	68,243	53,926
Costs and estimated earnings in excess of billings on uncompleted contracts	55,400	23,803
Deferred tax asset	8,873	8,973
Net current assets of discontinued operations	404	467
Other current assets	27,187	15,523

Total current assets	347,853	231,124
Property, plant and equipment, net	39,029	35,124
Goodwill, net	593,188	468,724
Customer relationships, net	54,036	24,657
Other intangibles, net	35,471	30,783
Lease receivables, net of current portion	987	—
Deferred tax asset	3,189	4,231
Other assets	3,982	5,091

Total assets	$1,077,735	$799,734

Liabilities
Current maturities of long-term debt	$704	$1,049
Current maturities of discounted lease rentals	9	30
Accounts payable	73,753	44,943
Billings in excess of costs and estimated earnings on uncompleted contracts	15,483	8,648
Deferred revenue	53,365	22,211
Accrued liabilities:
Compensation and benefits	25,644	13,954
Restructuring reserve	16,090	3,292
Other liabilities	52,245	27,817
Income taxes	6,300	5,924

Total current liabilities	243,593	127,868
Long-term debt	243,886	122,673
Restructuring reserve	14,646	7,406
Other liabilities	16,863	887
Stockholders’ Equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 17,680 and 17,593 shares outstanding	25	25
Additional paid-in capital	367,618	362,810
Retained earnings	468,599	461,853
Treasury stock, at cost, 6,935 and 6,935 shares	(296,824)	(296,824)
Accumulated other comprehensive income	19,329	13,036

Total stockholders’ equity	558,747	540,900

Total liabilities and stockholders’ equity	$1,077,735	$799,734

See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts	Three months ended
Unaudited	July 1, 2006	July 2, 2005

Revenues
Hotline products	$52,225	$53,452
On-site services	178,170	125,830

Total	230,395	179,282
Cost of sales
Hotline products	25,461	25,874
On-site services	119,090	82,468

Total	144,551	108,342

Gross profit	85,844	70,940

Selling, general and administrative expenses	68,573	50,920
Restructuring and other charges	—	5,290
Intangibles amortization	1,506	1,558

Operating income	15,765	13,172

Interest expense, net	3,640	1,959
Other expense, net	115	(75)

Income before provision for income taxes	12,010	11,288

Provision for income taxes	4,203	3,894

Net income	$7,807	$7,394

Earnings per common share
Basic	$0.44	$0.44
Diluted	$0.43	$0.43

Weighted average common shares outstanding
Basic	17,626	16,845
Diluted	18,262	17,042

Dividends per share	$0.06	$0.06

See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Three months ended
Unaudited	July 1, 2006	July 2, 2005

Operating Activities
Net income	$7,807	$7,394

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,806	3,791
Deferred tax provision/(benefit)	1,248	(2,493)
Stock compensation expense	1,620	—
Tax impact from exercised options	342	(31)

Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	11,218	4,785
Inventories, net	(1,066)	5,032
Other current assets	(3,111)	(7,371)
Proceeds from lease contracts	312	735
Accounts payable and accrued liabilities	(9,569)	(1,039)

Net cash provided by operating activities	12,607	10,803

Investing Activities
Capital expenditures	(1,523)	(492)
Capital disposals	30	813
Acquisition of businesses, net of cash acquired	(129,161)	(13,492)
Prior merger-related (payments)/recoveries	(1,350)	44

Net cash used in investing activities	(132,004)	(13,127)

Financing Activities
Repayment of borrowings	(73,769)	(53,177)
Proceeds from borrowings	194,522	56,249
Repayments on discounted lease rentals	(21)	(423)
Proceeds from the exercise of options	3,530	136
Payment of dividends	(1,055)	(1,011)

Net cash provided by financing activities	123,207	1,774

Foreign currency exchange impact on cash	(657)	(34)

Increase/(decrease) in cash and cash equivalents	3,153	(584)
Cash and cash equivalents at beginning of year	11,207	11,592

Cash and cash equivalents at end of year	$14,360	$11,008

Supplemental Cash Flow:
Cash paid for interest	$2,601	$2,140
Cash paid for income taxes	2,685	1,240
Non-cash financing activities:
Dividends payable	1,061	1,011
Capital leases	109	390

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
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2006.
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes as of June 30, 2006 and 2005 were July 1, 2006 and July 2, 2005. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced.
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
Stock-Based Compensation
Stock options are granted to certain employees and members of the Company’s Board of Directors at the fair market value of the Company’s stock on the date of the grant. On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in Fiscal 2007.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Financial Statements because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $1,620 ($1,053 net of tax), or approximately $0.06 per diluted share and was recorded to Selling, General and Administrative expense. There was no share-based compensation expense recognized during the three months ended June 30, 2005. The incremental fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The model requires the use of various assumptions. The fair value of grants issued during the first quarter of Fiscal 2007 was estimated on the grant-date with the following weighted average assumptions:

	1Q07	1Q06

Expected life (in years)	5.7	5.1
Risk free interest rate	3.66%	3.89%
Annual forfeiture rate	1.54%	2.27%
Volatility	43.21%	59.13%
Dividend yield	0.60%	0.70%

The Company calculates expected volatility based on historical volatility of its common stock, par value $.001 per share (the “Common Stock”). The dividend yield assumption is based on the Company’s historical and projected dividend payouts. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The annual forfeiture rate and expected holding period assumptions were estimated based on historical experience.
Reclassification
Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2007 first quarter (fiscal quarter ending June 30, 2006) presentation.

Recent Accounting Pronouncements
Accounting for Income Taxes
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.
FIN 48 is effective for the next fiscal year beginning after December 15, 2006. The Company plans to adopt the Interpretation as of April 1, 2007 as required. The Interpretation is currently being evaluated by the Company for its full impact and at this time, the Company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adopting the Interpretation.
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This Statement replaces APB No. 20 “Accounting Changes” cumulative effect accounting with accounting treatment based on retroactive restatement of comparative financials statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS 154 had no impact on its financial position, results of operations or cash flows.
Accounting for Conditional Asset Retirement Obligations
In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. There was no impact to the Company upon adoption of FIN 47.
Segments
In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”). This Statement clarifies the aggregation criteria of operating segments as defined in SFAS 131 (as defined below in Note 14 of the Notes to Consolidated Financial Statements). The effective date of this Statement is for fiscal years ending after September 15, 2005. The Company believes that its current segment reporting complies with EITF 04-10.

Stock-Based Compensation
In December 2004, the FASB issued SFAS 123(R). SFAS  123(R) is a revision of SFAS 123, supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost is no longer an alternative under SFAS 123(R). The Company adopted SFAS 123(R) as of April 1, 2006, the first day of the Company’s Fiscal Year 2007, using the modified prospective transition method. This transition method requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The Company’s Consolidated Financial Statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). However, had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the amounts in its disclosure of pro forma net income and earnings per share in Note 13 of the Notes to Consolidated Financial Statements.
The impact on future reporting periods of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under past standards. This requirement will reduce net operating cash flows and increase net financing cash flows in future reporting periods. The Company cannot estimate what those amounts will be in the future because they are dependant on, among other things, when employees exercise stock options. The amount of operating cash flows recognized for such excess tax deductions was $3,200, $3,472 and $6,789 during Fiscal 2006, 2005 and 2004, respectively.
Note 3: Inventories
Inventory balances, net of reserves for excess and obsolete inventories:

	June 30, 2006	March 31, 2006

Raw materials	$1,516	$1,426
Finished goods	92,438	66,787

Subtotal	93,954	68,213
Excess and obsolete inventory reserves	(25,711)	(14,287)

Inventory, net	$68,243	$53,926

Note 4: Goodwill and Other Intangible Assets
As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. Also, the Company is required to perform an impairment test annually, or as often as impairment indicators are present. The Company’s policy is to evaluate its non-amortizable intangible assets for impairment during the third quarter of each fiscal year. The Company performed the most recent test during the third quarter of Fiscal 2006, and concluded that no impairment existed. The Company’s only intangibles, as identified in SFAS No. 141 “Business Combinations” (“SFAS 141”), other than goodwill, are its trademarks, non-compete agreements, customer relationships and acquired backlog.

	North America	Europe	All Other	Total

Balance as of March 31, 2006	$400,998	$65,684	$2,042	$468,724
Currency translation	29	4,110	(30)	4,109
Goodwill on businesses acquired	120,355	—	—	120,355
Actual earnout payments	—	—	—	—
Other	—	—	—	—

Balance as of June 30, 2006	$521,382	$69,794	$2,012	$593,188

At June 30, 2006, certain merger agreements provided for contingent payments of up to $4,588. If future operating performance goals are met, goodwill will be adjusted for the amount of the contingent payments.
The Company’s intangible assets are comprised of the appraised fair market values of employee non-compete contracts, backlog and customer relationships obtained through business acquisitions. The Company has the following definite-lived intangibles:

	June 30, 2006			March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Non-compete agreements	$7,209	$2,227	$4,982	$4,894	$1,851	$3,043
Customer relationships	55,689	1,653	54,036	25,654	997	24,657
Acquired backlog	7,239	4,489	2,750	3,935	3,934	1

Total	$70,137	$8,369	$61,768	$34,483	$6,782	$27,701

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to 20 years.
Intangible asset amortization expense for the three months ended June 30, 2006 and 2005 was $1,506 and $1,558, respectively. The Company acquired definite-lived intangibles from the completion of two acquisitions during the first quarter of Fiscal 2007 (see Note 9). The estimated definite-lived intangibles recorded of $32,416 were based on a preliminary allocation pending completion of third party valuation, which is expected to be completed during the second quarter of Fiscal 2007. The Company recorded amortization expense of $838 during the three months ended June 30, 2006 for these definite-lived assets.
Excluding the newly acquired definite-lived intangibles, the Company’s estimated amortization expense for fiscal years ending March 31 is as follows:

Years Ending March 31,

2007	$2,135
2008	2,097
2009	1,953
2010	1,903
2011	995
Thereafter	18,618

$27,701

Intangible assets not subject to amortization consist solely of the Company’s trademark portfolio. The net carrying amount was $27,739 at June 30, 2006 and March 31, 2006.

The changes in the carrying amount of goodwill and intangible assets, net of accumulated amortization:

Three months ended		Non-Competes and	Customer
June 30, 2006	Trademarks	Backlog	Relationships	Goodwill	Total

Balance at beginning of period	$27,739	$3,044	$24,657	$468,724	$524,164
Change in net intangible assets during the period related to:
Amortization expense	—	(850)	(656)	—	(1,506)
Currency translation	—	56	—	4,109	4,165
Acquisitions (Note 9)	—	5,482	30,035	120,355	155,872

Balance at end of period	$27,739	$7,732	$54,036	$593,188	$682,695

Note 5: Indebtedness
Long-term debt consisted of the following:

	June 30, 2006	March 31, 2006

Revolving credit agreement	$242,565	$121,303
Capital lease obligations	1,826	1,891
Other	199	528

Total debt	244,590	123,722
Less: current portion	(704)	(1,049)

Long-term debt	$243,886	$122,673

On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005 as amended on February 17, 2005, (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011.
During the three months ended June 30, 2006, the Company increased net borrowings under the Credit Agreement by approximately $121,262, primarily to fund acquisitions (see Note 9). During the three months ended June 30, 2006, the maximum amount and weighted average balance outstanding under the Credit Agreement were $266,055 and $221,584, respectively. As of June 30, 2006, the Company had $3,065 outstanding in letters of credit and $64,370 available under the Credit Agreement. The weighted average interest rate on all outstanding debt during the three months ended June 30, 2006 and June 30, 2005 was approximately 6.06% and 4.05%, respectively. At June 30, 2006, the Company was in compliance with all required covenants under the Credit Agreement.
The capital lease obligations are primarily for facilities and equipment. The lease agreements have remaining terms ranging from less than one year to four years with interest rates ranging from 3.83% to 10.83%.
Other debt is composed of various bank and third party loans secured by specific pieces of equipment and real property. The loans have remaining terms of less than one year to five years with interest rates ranging from 0% to 7.1%.

Note 6: Derivative Instruments and Hedging Activities
The Company enters into derivative instruments to hedge exposure to variability in expected fluctuations in foreign currencies. All of the Company’s derivatives have been designated and qualify as cash flow hedges. There was no hedge ineffectiveness during the three months ended June 30, 2006.
At June 30, 2006, the Company had open contracts in Australian and Canadian dollar, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc. These contracts had a notional amount of approximately $63,129 and a fair value of $62,777 and mature within the next thirty-three months.
For the three months ended June 30, 2006, the Company recognized in earnings approximately $186 in net gains on matured contracts. As of June 30, 2006, a gain of $910 was included in other comprehensive income (loss) (“OCI”). This gain is expected to be credited to earnings over the life of the maturing contracts as the hedged transactions occur and it is expected that the gain will be offset by currency losses on the items being hedged.
Subsequent to June 30, 2006, the Company entered into an interest rate swap agreement with a notional value of $100,000, the effect of which will be to effectively convert a portion of the variable interest rate-based debt to a fixed rate portion.
Note 7: Earnings Per Share
The following table details this calculation for the three months ended June 30:

	2006	2005

Net income, as reported	$7,807	$7,394

Weighted average shares outstanding	17,626	16,845

Effect of dilutive securities from employee stock options	636	197

Weighted average diluted shares outstanding	18,262	17,042

Basic earnings per share	$0.44	$0.44
Dilutive earnings per share	$0.43	$0.43

There is no impact to the weighted average share calculations during any period where the exercise price of a stock option is greater than the average market price during the same period. There were 489,573 and 2,867,000 non-dilutive options outstanding during the three months ended June 30, 2006 and 2005 respectively that are not included in the above calculation.

Note 8: Comprehensive Income and Stockholders’ Equity
Comprehensive income for the three months ended June 30, 2006 and 2005 consisted of the following:

	2006	2005

Net income	$7,807	$7,394
Other comprehensive income (loss):
Foreign currency translation adjustment	6,525	(9,764)
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	(232)	158

Comprehensive income (loss)	$14,100	$(2,212)

The components of accumulated other comprehensive income consisted of the following:

	June 30, 2006	March 31, 2006

Foreign currency translation adjustment	$19,561	$12,041
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	(232)	995

Total accumulated other comprehensive income	$19,329	$13,036

During first quarter of Fiscal 2007, additional paid-in-capital increased $4,808. The increase was comprised of $1,620 in stock compensation expense plus $3,530 less the tax benefit of $342 from the exercise of 87,265 stock options.
Note 9: Acquisitions
During the first quarter of Fiscal 2007, the Company acquired the USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”).
The following table summarizes the fair value of the NextiraOne assets acquired and liabilities assumed at the date of acquisition.

At April 30, 2006

Current assets, primarily consisting of accounts receivable and inventories	$87,562
Property, plant and equipment	4,434
Other non-current assets	3,208
Intangible assets	19,743
Goodwill	102,776

Total assets acquired	$217,723
Current liabilities, primarily consisting of deferred revenue, restructuring reserve and accrued expenses	100,700
Other non-current liabilities, primarily consisting of restructuring reserve	28,250

Net assets acquired	$88,773

The amounts assigned to intangible assets are shown below:

Backlog	$3,300
Customer relationships and contracts	16,443

Total intangible assets	$19,743

The amortization period is estimated to be one year for backlog and 20 years for customer relationships and contracts.
The Company obtained various contractual obligations in the form of operating leases for facilities and vehicles as part of the NextiraOne acquisition. The following table summarizes those obligations as of June 30, 2006, and are in addition to the contractual obligations previously disclosed in the Company’s Annual Report on Form 10-K dated March 31, 2006:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	41,612	15,872	21,517	4,223	—

The transaction resulted in $102,776 of goodwill. The Company paid a premium for NextiraOne in order to further expand its operational footprint in the voice and data technology markets. In addition, the purchase increased the Company’s solutions offerings, providing for a stronger worldwide technical services partner for its collective clients.
The Company paid a cash total of $97,305 for all outstanding interest in NextiraOne. This amount included an estimate for the equity book value (total assets less total liabilities, as adjusted by the parties for certain items) as of the closing date. The actual equity book value adjustment is expected to be confirmed within the next two quarters, at which time the final purchase price will be determined. The cash total above has been reflected on the Company’s Consolidated Statements of Cash Flows as an Investing Activity in the first quarter of Fiscal 2007.
As of the first quarter of Fiscal 2007, the Company has included an equity book value adjustment of $10,535. This amount is included in Other Current Assets of $27,187 on the Company’s Consolidated Balance Sheet as of June 30, 2006 as a receivable from the seller and is considered collectable.
As part of the purchase price paid, $42,143 (“Escrow Amount”) was allocated to escrow accounts, which include a general holdback and specifically set aside funds to satisfy defined items including: litigation matters, accounts receivable matters, and vendor and leasing disputes. These amounts will be paid from time to time based on the terms set forth in the agreement. The Escrow Amount has been reflected on the Company’s Consolidated Statements of Cash Flows as an Investing Activity in the first quarter of Fiscal 2007.
After consummation of the acquisition, the Company began to integrate NextiraOne products, employees and facilities with its own. In connection with these integration actions, the Company incurred severance costs of $8,694 for the separation of approximately 250 employees. In addition, the Company incurred integration costs for facility consolidations of $15,767. These costs were properly included in the purchase price allocation for NextiraOne, in accordance with the SFAS 141. The majority of the severance costs will be paid in Fiscal 2007 with certain facility costs extending through Fiscal 2014.
Also, during the first quarter of Fiscal 2007, the Company acquired Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”). In connection with the NUVT acquisition, the Company has prepared preliminary allocations of goodwill and definite-lived intangible assets of $20,682 and $12,673, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired backlog, customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of one to 20 years.
The allocation of the purchase price of these acquisitions is based upon preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management, with the assistance of independent valuation specialists, is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. This preliminary allocation of the purchase price is dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts herein.
The acquisitions contributed on-site services revenues of approximately $60,158 and are included in the first quarter of Fiscal 2007 results.

The following unaudited pro forma summary presents the Company’s results of operations as if the acquisitions of NextiraOne and NUVT had occurred on April, 1 2005 and does not purport to represent what the Company’s results of operations would have been had the acquisitions occurred on such date or at the beginning of the period indicated, or to project the Company’s results of operations for any future date or period, or to be a fair reflection of the assets purchased at the date of acquisition. The pro forma results of operations exclude the impact of nonrecurring or extraordinary adjustments, together with related income tax effects. These pro forma results of operations do not include the effects of cost synergies and one-time nonrecurring transactions associated with the acquisition.

	For the three months ended June 30,
	2006	2005

Pro forma revenue	$259,903	$304,568
Pro forma income from operations, net of tax	10,608	12,115
Pro forma per share income from operations, net of tax:
Basic	$0.60	$0.72
Diluted	$0.58	$0.71

During the first quarter of Fiscal 2006, the Company acquired 100% of the issued and outstanding equity interests of Telecommunication Systems Management, Inc. (“TSM”), GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”) and Business Communications, Inc., Bainbridge Communication, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”). These companies primarily provide full-service voice communication solutions and services in the Florida and Virginia markets. In connection with the acquisitions, the Company has allocated goodwill and definite-lived intangible assets of $8,369 and $5,846, respectively. The definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements. The definite-lived intangibles are being amortized over a period of five to 20 years.
During the second quarter of Fiscal 2006, the Company acquired substantially all of the assets and certain liabilities of Universal Solutions of North America, L.L.C. and related entities (“Universal”). Universal primarily provides planning, installation and maintenance services for voice and data network systems in 14 states. In connection with the acquisition, the Company has allocated goodwill and definite-lived intangible assets of $8,860 and $8,010, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The definite-lived intangibles are being amortized over a period of four to 20 years.
During the third quarter of Fiscal 2006, the Company purchased 100% of the issued and outstanding equity interests of Communication is World InterActive Networking, Inc. (“C=WIN”) and Converged Solutions Group, LLC (“CSG”). C=WIN has an active customer base which includes commercial and various government agency accounts. CSG has an active customer base which includes commercial, education, health care and various government agency accounts. The C=WIN and CSG acquisitions primarily provide planning, installation and maintenance services for voice and data network systems in 15 states. In connection with the acquisitions, the Company has prepared preliminary allocations of goodwill and definite-lived intangible assets of $10,328 and $5,561, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of four to 20 years.
The results of operations of TSM, GTC, BCI, Universal, C=WIN and CSG are included in the Company’s Consolidated Statements of Income beginning on their respective acquisition dates. The acquisitions taken individually did not have a material impact on the Company’s results of operations. The costs of the acquisitions were funded with borrowings under the Credit Agreement described in Note 5.
The following acquired companies will collectively be referred to as “Acquired Companies”: TSM, GTC, BCI, Universal, C=WIN, CSG, NextiraOne and NUVT.

Note 10: Commitments and Contingencies
Litigation
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
There has been no significant or unusual activity other than the acquisitions discussed in Note 9 during the three months ended June 30, 2006. As of June 30, 2006 and March 31, 2006, the Company has recorded a warranty reserve of $5,780 and $1,383, respectively.
The accrual for product warranties is classified with other Accrued Liabilities in the Consolidated Balance Sheets. The expense for product warranties is classified with cost of sales in the Consolidated Income Statements.
Note 11: Pension Plan Costs
NextiraOne, acquired on April 30, 2006, is the sponsor of a non-contributory defined benefit plan (the “CWA Plan”) for the Communication Workers of America Local 1109 (“CWA 1109”). Benefits from the CWA Plan are based upon years of service and rates negotiated by the Company and CWA 1109. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.
The following table summarizes the net periodic benefit costs beginning after the acquisition date through the end of the first quarter of Fiscal 2007:

May 1, 2006 to
June 30, 2006

Service cost	$71
Interest cost	116
Expected return on plan assets	(108)
Amortization of prior service cost	—
Amortization of unrealized gains and losses	42

Net periodic benefit cost	$121

As of April 30, 2006, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $25,400, $25,400 and $18,697 respectively. A liability of $6,703 representing the unfunded portion of the CWA Plan is included in the Other Liabilities (long-term) balance of $16,863 on the Company’s Consolidated Balance Sheet as of June 30, 2006.
The following are the weighted-average assumptions utilized for this plan:

April 30, 2006

Discount rate	5.50%
Rate of compensation increase	N/A
Expected long-term rate of return	8.00%

Note 12: Restructuring and Other Charges
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
As a result of the first quarter Fiscal 2006 restructuring actions, approximately 90 and 34 employees were involuntarily terminated in its Europe and North America segments, respectively, resulting in a restructuring charge related to staffing level adjustments of $2,951 and $522 in Europe and North America, respectively. The Company also recorded a charge of $1,817 in the first quarter of Fiscal 2006 related to idle facility rent obligations and the write-off of leasehold improvements related to these facilities resulting in a restructuring charge of $791 and $1,026 related to real estate consolidations in Europe and North America, respectively. The majority of the costs were paid by the end of Fiscal 2006, with the exception of certain facility costs, which extend through Fiscal 2012 (fiscal year ending March 31, 2012).
As a result of the acquisition of NextiraOne, the Company committed to a plan of reorganization of NextiraOne’s operations. In connection with these integration actions, the Company incurred severance costs of $8,694 for the separation of approximately 250 employees. In addition, the Company incurred integration costs for facility consolidations of $15,767. These costs were included in the purchase price allocation for NextiraOne in accordance with SFAS 141. For the three months ended June 30, 2006, the Company paid $3,470 related to these obligations. The Company anticipates a majority of the severance costs to be paid by the end of Fiscal 2007, with certain facility costs extending through Fiscal 2014.
The following table summarizes the restructuring and other charges and the remaining reserves reflected on the Consolidated Balance Sheet:

Three months ended
June 30 2006	Employee Severance	Facility Closures	Total

Balance at beginning of period	$260	$10,438	$10,698
Acquisition adjustments	8,864	15,884	24,748
Cash expenditures	(2,668)	(2,042)	(4,710)

Balance at end of period	$6,456	$24,280	$30,736

Note 13: Stock-based Compensation
Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the first quarter of Fiscal 2007 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
On November 10, 2005, the FASB issued Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.

The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R):

			Three months
			ended June 30,
			2005

Net income		As reported	$7,394
	Plus:	Stock-based compensation expense included in reported net income, net of related tax	—
	Less:	Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(2,577)

		Pro forma	$4,817

Earnings per share:		Basic — as reported	$0.44
		Basic — pro forma	$0.29

		Diluted — as reported	$0.43
		Diluted — pro forma	$0.28

The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”) and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of June 30, 2006, the Employee Plan authorized the issuance of options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of the Common Stock. Options are granted by a committee appointed by the Company’s Board of Directors (the “Board”) to key employees of the Company and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. No SARs have been issued.
The Director Plan authorizes the issuance of options and SARs for up to 250,000 shares of the Common Stock as of June 30, 2006. Options are granted by the Board or a committee appointed by the Board and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the Common Stock on the date of the grant. No SARs have been issued.
The following is a summary of the Company’s stock option plans for the three-month period ended June 30, 2006:

	Three month period ended June 30, 2006
		Weighted-Average
		Exercise Price
	Shares	(per share)

Outstanding at March 31, 2006	5,055	$38.28
Granted	35	38.84
Exercised	(87)	40.46
Forfeited or expired	(30)	38.56

Outstanding at June 30, 2006	4,973	$38.25

Exercisable at June 30, 2006	4,227	$38.93

Weighted average fair value of options granted during the period using Black-Scholes option pricing model		$16.80

The following table summarizes information about the stock options outstanding at June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Average		Weighted	Average
	Shares	Remaining	Average	Intrinsic	Shares	Average	Intrinsic
Range of	Outstanding	Contractual	Exercise	Value	Exercisable	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Price	(000’s)

$19.9500-$26.60	328	1.6	$22.47	$5,269	328	$22.47	$5,269
$26.6001-$33.25	357	2.9	30.06	3,020	357	30.06	3,020
$33.2501-$39.90	1,983	8.9	36.97	4,281	1,237	38.52	1,200
$39.9001-$46.55	2,147	5.5	42.37	—	2,147	42.37	—
$46.5501-$53.20	154	3.3	49.39	—	154	49.39	—
$53.2001-$59.85	2	3.5	55.88	—	2	55.88	—
$59.8501-$66.50	2	3.5	63.22	—	2	63.22	—

$19.95-$66.50	4,973	6.4	$38.25	$12,570	4,227	$38.93	$9,489

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s average stock price on June 30, 2006 of $38.52, which would have been received by the option holders had all option holders exercised their options as of that date.
As of June 30, 2006, there was approximately $8,186 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a weighted average period of 3.0 years.
Note 14: Segment Reporting
As required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) the Company reports the results of its operating segments on a geographic basis. This is consistent with how the Company is organized and how the business is managed on a day-to-day basis. The primary reportable segments are comprised of North America, Europe and All Other. Consistent with SFAS 131, the Company aggregates similar operating segments into reportable segments.
The accounting policies of the various segments are the same as those described in the Notes to the Company’s Consolidated Financial Statements for the year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-K. The Company evaluates the performance of each segment based on operating income. Inter-segment sales and segment interest income or expense and expenditures for segment assets are not presented to or reviewed by management and, therefore, are not presented below.

Summary information by reportable segment is as follows:

	Three months ended June 30
	2006	2005

North America
Revenues	$192,572	$136,861
Operating income	11,026	11,859
Depreciation	2,161	1,960
Amortization	1,457	1,205
Segment assets	1,015,889	720,124

Europe
Revenues	$29,345	$33,750
Operating income	3,143	(367)
Depreciation	119	196
Amortization	40	343
Segment assets	124,252	122,606

All Other
Revenues	$8,478	$8,671
Operating income	1,596	1,680
Depreciation	20	77
Amortization	9	10
Segment assets	15,636	14,269

Operating income for the first quarter of Fiscal 2006 for North America and Europe was reduced by $1,548 and $3,742, respectively, for restructuring charges incurred during the period.
The sum of the segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	June 30, 2006	March 31, 2006

Assets for North America, Europe and All Other segments	$1,155,777	$878,879
Corporate eliminations	(78,042)	(79,145)

Total consolidated assets	$1,077,735	$799,734

Management is also presented with and reviews revenues by service type. The following information is presented:

	Three months ended June 30
Revenues	2006	2005

Data Services	$44,531	$52,901
Voice Services	133,639	72,929
Hotline Services	52,225	53,452

Total revenues	$230,395	$179,282

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
As of April 1, 2006 the Company implemented SFAS 123(R) which requires share-based compensation to be charged to expense. During the first quarter of Fiscal 2007, the Company’s reconciling items include pre-tax charges of $1.6 million for share-based compensation, $1.4 million in acquisition related expenses and charges of $1.1 million in severance expenses. During the first quarter of Fiscal 2006 and as previously disclosed, the Company recorded a pre-tax restructuring charge of $5.3 million and incurred pre-tax non-cash charges of $2.8 million related to acquisitions.
On April 30, 2006, the Company acquired NextiraOne. The acquired operations service commercial and various government agency clients and represent approximately $270 million to $280 million of projected annualized Voice Services revenues.
On May 1, 2006, the Company acquired NUVT, a privately-held company, which provides planning, installation, monitoring and maintenance services for voice and data network systems. NUVT has an active customer base, which includes commercial, education and various government agency accounts and is expected to provide annual revenues of approximately $55 million.
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

Dollars in Thousands, unless Otherwise Indicated
The tables below should be read in conjunction with the following discussion.

	Three months ended June 30,
	2006		2005
	(1Q07)		(1Q06)
		% of total		% of total
	$	revenues	$	revenues
By Geography
Revenues:
North America	$192,572	84%	$136,861	76%
Europe	29,345	13%	33,750	19%
All Other	8,478	3%	8,671	5%

Total	$230,395	100%	$179,282	100%

Operating Income:
North America	$11,026		$11,859
% of North America revenues	5.7%		8.7%
Europe	3,143		(367)
% of Europe revenues	10.7%		(1.1)%
All Other	1,596		1,680
% of All Other revenues	18.8%		19.4%

Total	$15,765		$13,172
% of Total revenues	6.8%		7.3%

Restructuring charges and other reconciling items:
North America	$4,168		$4,379
Europe	—		3,742
All Other	—		—

Total	$4,168		$8,121
% of Total revenues	1.8%		4.5%

Information on revenues and gross profit for Data Services, Voice Services and Hotline Services is presented below:

	Three months ended June 30,
	2006		2005
	(1Q07)		(1Q06)
		% of total		% of total
	$	revenues	$	revenues

By Service Type
Revenues:
Data Services (1)	$44,531	19%	$52,901	30%
Voice Services (1)	133,639	58%	72,929	40%
Hotline Services	52,225	23%	53,452	30%

Total	$230,395	100%	$179,282	100%

Gross Profit:
Data Services	$13,317		$15,524
% of Data Services revenues	29.9%		29.3%
Voice Services	45,763		27,838
% of Voice Services revenues	34.2%		38.2%
Hotline Services	26,764		27,578
% of Hotline Services revenues	51.2%		51.6%

Total	$85,844		$70,940
% of Total revenues	37.3%		39.6%

(1)	Data Services and Voice Services may also be collectively referred to as “On-Site Services”
First Quarter Fiscal 2007 (1Q07) Compared to First Quarter Fiscal 2006 (1Q06)
Total Revenues
Total revenues for 1Q07 were $230,395, an increase of 29% compared to 1Q06 total revenues of $179,282. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $76,099 and $7,437 of revenues to the 1Q07 and 1Q06 results, respectively. Excluding the effects of these acquisitions and the positive impact of exchange rates of $273 relative to the U.S. dollar, revenues would have decreased 10% from $171,845 to $154,023 between periods.
Revenues by Geography
North America Revenues
Revenues in North America were $192,572 for 1Q07, an increase of 41% compared to 1Q06 revenues of $136,861. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $76,099 and $7,437 of revenues to the 1Q07 and 1Q06 results, respectively. Excluding the effects of these acquisitions, revenues would have decreased 10% from $129,424 to $116,473 between periods. The Company believes the overall decrease is due to the completion of several nonrecurring projects, offset in part by success in the Company’s DVH™ (Data, Voice and Hotline) Services cross-selling initiatives.

Europe Revenues
Revenues in Europe were $29,345 for 1Q07, a decrease of 13% compared to 1Q06 revenues of $33,750. The Company believes the overall decline in Europe revenues was due to weak general economic conditions that affected client demand.
All Other Revenues
Revenues for All Other were $8,478 for 1Q07, a decrease of 2% compared to $8,671 for 1Q06. If exchange rates relative to the U.S. dollar had remained unchanged from 1Q06, All Other revenues would have increased by $151 for an increase of less than 1%.
Revenue by Service Type
Data Services
Revenues from Data Services were $44,531 for 1Q07, a decrease of 16% compared to $52,901 for 1Q06. The Company believes the overall decrease in Data Services revenue was due to the completion of several nonrecurring projects and weak general economic conditions in its European market.
Voice Services
Revenues from Voice Services were $133,639 for 1Q07, an increase of 83% compared to $72,929 for 1Q06. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $76,099 and $7,437 of revenues to the 1Q07 and 1Q06 results, respectively. Excluding the effects of these acquisitions, revenues would have decreased 12% from $65,492 to $57,540 between periods. The Company believes that this overall decrease in Voice Services revenue is primarily due to planned post-merger client attrition from its Norstan acquisition completed in 4Q05.
Hotline Services
Revenues from Hotline Services were $52,225 for 1Q07, a decrease of 2% compared to $53,452 for 1Q06. The Company believes the overall decline in Hotline Services revenues was driven by weak economic conditions in the European market, offset in part by success in the Company’s DVH (Data, Voice and Hotline) Services cross-selling initiatives.
Gross Profit
Gross profit dollars for 1Q07 increased to $85,844 from $70,940 for 1Q06. The increase in gross profit dollars over the prior year was due to the increase in revenues related to the Acquired Companies. Gross profit as a percent of revenues for 1Q07 decreased to 37.3% of revenues from 39.6% of revenues for 1Q06. The decrease in gross profit percentage was due primarily to the impact of lower gross profit in its Voice Services segment driven by the acquisition of NextiraOne.
Gross profit dollars for Data Services were $13,317, or 29.9% of revenues, for 1Q07 compared to $15,524, or 29.3% of revenues, for 1Q06. Gross profit dollars for Voice Services were $45,763, or 34.2% of revenues, for 1Q07 compared to $27,838, or 38.2% of revenues, for 1Q06. Gross profit dollars for Hotline Services were $26,764, or 51.2% of revenues, for 1Q07 compared to $27,578, or 51.6% of revenues, for 1Q06.

SG&A Expenses
Selling, general and administrative (“SG&A”) expenses for 1Q07 were $68,573, an increase of $17,653 over SG&A expenses of $50,920 for 1Q06. The increase in SG&A expense dollars over the prior year was due primarily to the Acquired Companies. SG&A expenses as a percent of revenue for 1Q07 were 29.8% of revenues comparable to 28.4% of revenues for 1Q06. The increase in SG&A expense as a percent of revenue was due primarily to $1,620 for share-based compensation and $1,115 in severance expenses incurred in 1Q07.
Restructuring Charges
The company did not record any restructuring charges during the first quarter of Fiscal 2007. In the first quarter of Fiscal 2006, the Company recorded a restructuring charge of $5,290. This charge was comprised of $3,473 for staffing level adjustments and $1,817 for real estate consolidations in Europe and North America. Of this charge, $3,742 and $1,548 related to Europe and North America, respectively. See Notes to Consolidated Financial Statements for further details related to the restructuring charges.
Intangibles Amortization
Intangibles amortization for 1Q07 decreased to $1,506 from $1,558 for 1Q06. The decrease was primarily attributable to the completion of specific amortization expense related to the purchase of Norstan, which ended in 4Q06, offset in part by the estimated amortization expense of $1,234 related to the intangible assets acquired through the purchase of the Acquired Companies. The Company expects to finalize the valuations of these intangibles for the Acquired Companies in 2Q07. See Notes to Consolidated Financial Statements for further details related to the acquisitions.
Operating Income
Operating income for 1Q07 was $15,765, or 6.8% of revenues, compared to $13,172, or 7.3% of revenues, for 1Q06.
Interest Expense, Net
Net interest expense for 1Q07 increased to $3,640 from $1,959 for 1Q06 due to an increase in the weighted average outstanding debt of approximately $221,584 for 1Q07 compared to approximately $166,796 for 1Q06. The increase in debt relates primarily to the acquisitions of NextiraOne and NUVT during the first quarter of Fiscal 2007. In addition, the weighted average interest rate outstanding for 1Q07 was 6.06%, an increase of 2.01% compared to the 1Q06 rate of 4.05%.
Provision for Income Taxes
The tax provision for 1Q07 was $4,203, an effective tax rate of 35.0%. This compares to the tax provision for 1Q06 of $3,894, an effective tax rate of 34.5%. The tax rate for 1Q07 was higher than 1Q06 due to changes in the overall mix of taxable income among worldwide offices.
Net Income
Net income for 1Q07 was $7,807, or 3.4% of revenues, compared to $7,394, or 4.1% of revenues, for 1Q06.

Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during 1Q07 was $12,607. Significant factors contributing to a source of cash were: net income of $7,807 and decrease in accounts receivable of $11,579. Significant factors contributing to a use of cash were: increase in net inventory of $1,066 and increase in estimated earnings in excess of billings on uncompleted contracts of $7,674. Non-cash items included amortization and depreciation expense and stock compensation expense of $3,806 and $1,620, respectively. Changes in the above accounts are based on average Fiscal 2007 exchange rates.
Net cash provided by operating activities during 1Q06 was $10,803. Significant factors contributing to a source of cash were: net income of $7,394 and decrease in accounts receivable of $4,701. Significant factors contributing to a use of cash were: increase in net inventory of $5,163 and increase in estimated earnings in excess of billings on uncompleted contracts of $4,119. Non-cash items included amortization and depreciation expense of $3,791. Changes in the above accounts are based on average Fiscal 2006 exchange rates.
As of the end of 1Q07 and 1Q06, the Company had cash and cash equivalents of $14,360 and $11,008, respectively, and working capital of $104,260 and $106,950, respectively. The Company’s current ratio was 1.43 and 1.83 as of the end of 1Q07 and 1Q06, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during 1Q07 and 1Q06 was $132,004 and $13,127, respectively. The Company’s primary use of cash during 1Q07 was related to the acquisition of businesses.
During 1Q07, gross capital expenditures were $1,523, while capital disposals were $30.
During 1Q07, the Company paid $129,161 to acquire NextiraOne and NUVT, net of cash acquired in the transaction. During 1Q06, the Company paid $13,492 to acquire TSM, GTC and BCI, net of cash acquired in the transaction. The cash impact of prior-merger related payments made during 1Q07 was $1,350. The cash impact of prior merger-related recoveries made during 1Q06 was $44. See Note 9 of the Notes to Consolidated Financial Statements for additional detail on acquisitions made during 1Q07.
Financing Activities
Net cash provided by/(used in) financing activities during 1Q07 and 1Q06 was $123,207 and $1,774, respectively. Cash provided by financing activities in 1Q07 and 1Q06 resulted primarily from the $120,753 and $3,072 net increase in debt obligations and $3,530 and $136 cash received from the exercise of stock options, partially offset by cash used of $1,055 and $1,011 for payment of dividends, respectively. The increase in debt obligations was due to the funding of the 1Q07 acquisitions.
Total Debt
Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swingline loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement expires on March 28, 2011.
The Company’s total debt at the end of 1Q07 of $244,590 was comprised of $242,565 under the Credit Agreement, $1,826 of obligations under capital leases and $199 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company during 1Q07 and 1Q06 was approximately 6.06% and 4.05%, respectively. In addition, as of the end of 1Q07, the Company had $3,065 of letters of credit outstanding and $64,370 available under the Credit Agreement.
The Credit Agreement includes financial covenants requiring a minimum net worth, leverage and fixed charge coverage ratio. At the end of 1Q07, the Company was in compliance with all required covenants under the Credit Agreement.
Dividends
During 1Q07, the Board declared a cash dividend of $0.06 per share on all outstanding shares of the Common Stock. The dividend totaled $1,061 and was paid on July 14, 2006 to stockholders of record at the close of business on June 30, 2006. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.
Repurchase of Common Stock
There were no repurchases of the Common Stock during 1Q07. Since inception of the repurchase program in April 1999 through June 30, 2006, the Company has repurchased in aggregate approximately 6,900,000 shares of the Common Stock for approximately $297,000. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
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

At of the end of 1Q07, the open foreign exchange contracts were in Euro, Pound sterling, Canadian dollar, Swiss franc, Japanese yen, Swedish krona, Danish krone, Norwegian kroner and Australian dollar. The open contracts have contract rates of 0.7668 to 0.8262 Euro, 0.5312 to 0.5812 Pound sterling, 1.1141 to 1.1751 Canadian dollar, 1.1813 to 1.2899 Swiss franc, 105.47 to 110.10 Japanese yen, 7.0283 to 7.9878 Swedish krona, 5.7065 to 6.3120 Danish krone, 6.0294 to 6.8216 Norwegian kroner and 1.2950 to 1.3689 Australian dollar, all per U.S. dollar.
The total open contracts, with a notional amount of approximately $63,129, have a fair value of $62,777 and will expire within 33 months.
Critical Accounting Policies
The Company’s critical accounting policies are described in the Notes to the Company’s Consolidated Financial Statements for the year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the subsequent quarter.
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
Forward Looking Statements
When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical services companies and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
Interest Rate Risk
The Company’s primary interest rate risk relates to its long-term debt obligations. At June 30, 2006, the Company had total long-term obligations, including the current portion of those obligations, of $244,590. Of that amount, $2,025 was in fixed rate obligations and $242,565 was in variable rate obligations. For the amounts in variable rate debt at June 30, 2006, an instantaneous 100 basis point increase in the interest rate would reduce the Company’s expected net income in the subsequent quarter by $394 assuming the Company employed no intervention strategies. Subsequent to June 30, 2006, the Company entered into an interest rate swap agreement with a notional value of $100,000, the effect of which will be to effectively convert a portion of the variable rate interest based debt to a fixed rate portion.
Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. To mitigate this risk, the Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions. At June 30, 2006, the Company had total open contracts valued at approximately $63,129 with a fair value of approximately $62,777.
The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q as of July 1, 2006, an evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
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

Changes in Internal Control Over Financial Reporting
In the first fiscal quarter ended July 1, 2006, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s material businesses except for NextiraOne, a material business acquired on April 30, 2006. The NextiraOne portion of the business will be included in the current year assessment to be completed as of March 31, 2007.
PART II — OTHER INFORMATION
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
Dated: August 10, 2006
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