Form 10-Q
period 2006-09-30
BLACK BOX CORP
filed 2006-11-09
CIK 849547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-18706
Black Box Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-3086563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Park Drive, Lawrence, Pennsylvania	15055
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 6, 2006, there were 17,357,753 shares of Common Stock, par value $.001 (the“Common Stock”), outstanding.

BLACK BOX CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	September 30, 2006	March 31, 2006

Assets
Cash and cash equivalents	$15,758	$11,207
Accounts receivable, net of allowance for doubtful accounts of $14,783 and $9,517	185,333	116,713
Inventories, net	71,877	53,926
Costs and estimated earnings in excess of billings on uncompleted contracts	56,553	23,803
Deferred tax asset	9,489	8,973
Prepaid and other current assets	27,606	16,502

Total current assets	366,616	231,124
Property, plant and equipment, net	41,595	35,124
Goodwill, net	586,273	468,724
Intangibles:
Customer relationships, net	53,996	24,657
Other intangibles, net	34,799	30,783
Deferred tax asset	2,654	4,231
Other assets	4,343	5,091

Total assets	$1,090,276	$799,734

Liabilities
Accounts payable	$87,127	$44,943
Accrued compensation and benefits	20,656	13,954
Deferred revenue	51,120	22,211
Restructuring reserve	14,246	3,292
Billings in excess of costs and estimated earnings on uncompleted contracts	20,571	8,648
Current maturities of long-term debt	608	1,049
Other liabilities	59,253	33,771

Total current liabilities	253,581	127,868
Long-term debt	251,945	122,673
Other liabilities	27,708	8,293

Total liabilities	533,234	258,834

Stockholders’ Equity
Preferred Stock authorized 5,000, par value $1.00, none issued	—	—
Common Stock authorized 100,000, par value $.001, 17,349 and 17,593 shares outstanding	25	25
Additional paid-in capital	373,045	362,810
Treasury stock, at cost 7,376 and 6,935 shares	(314,411)	(296,824)
Accumulated other comprehensive income	17,746	13,036
Retained earnings	480,637	461,853

Total stockholders’ equity	557,042	540,900

Total liabilities and stockholders’ equity	$1,090,276	$799,734

See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three months ended		Six months ended
In thousands, except per share	September 30,	October 1,	September 30,	October 1,
amounts	2006	2005	2006	2005

Revenues:
Hotline products	$55,063	$54,056	$107,288	$107,508
On-Site services	216,262	130,994	394,432	256,824

Total	271,325	185,050	501,720	364,332

Cost of sales:
Hotline products	27,847	26,829	53,308	52,703
On-Site services	144,442	84,339	263,532	166,807

Total	172,289	111,168	316,840	219,510

Gross profit	99,036	73,882	184,880	144,822

Selling, general & administrative expenses	72,784	50,647	141,357	101,567
Restructuring and other charges	—	—	—	5,290
Intangibles amortization	1,931	1,328	3,437	2,886

Operating income	24,321	21,907	40,086	35,079

Interest expense (income), net	4,126	2,330	7,766	4,289
Other expenses (income), net	72	40	187	(35)

Income before provision for income taxes	20,123	19,537	32,133	30,825
Provision for income taxes	7,044	6,740	11,247	10,634

Net income	$13,079	$12,797	$20,886	$20,191

Earnings per common share:
Basic	$0.75	$0.75	$1.20	$1.19

Diluted	$0.74	$0.74	$1.18	$1.17

Weighted average common shares outstanding
Basic	17,513	17,022	17,415	16,933

Diluted	17,743	17,374	17,766	17,208

Dividends per share	$0.06	$0.06	$0.12	$0.12

See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six months ended
In thousands	September 30, 2006	October 1, 2005

Operating Activities
Net income	$20,886	$20,191
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	9,453	7,380
Deferred taxes	1,166	(2,053)
Stock compensation expense	3,192	—
Tax benefit from exercised stock options	(432)	(1,971)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,518)	(8,913)
Inventories, net	(4,734)	5,704
All other current assets excluding deferred tax asset	(516)	1,586
Liabilities exclusive of long term debt	(3,774)	550

Net cash provided by (used for) operating activities	$21,723	$22,474
Investing Activities
Capital expenditures	$(2,112)	$(1,600)
Capital disposals	403	1,001
Acquisition of businesses (payments)/recoveries	(127,402)	(26,854)
Prior merger-related (payments)/recoveries	(1,389)	(165)

Net cash provided by (used for) investing activities	$(130,500)	$(27,618)
Financing Activities
Proceeds from borrowings	$258,519	$105,948
Repayment of borrowings	(131,236)	(105,235)
Repayment on discounted lease rentals	(24)	(667)
Proceeds from exercise of options	6,611	7,452
Payment of dividends	(2,116)	(2,021)
Purchase of treasury stock	(17,587)	(10)

Net cash provided by (used for) financing activities	$114,167	$5,467
Foreign currency exchange impact on cash	$(839)	$10

Increase / (decrease) in cash and cash equivalents	$4,551	$333
Cash and cash equivalents at beginning of period	$11,207	$11,592

Cash and cash equivalents at end of period	$15,758	$11,925

Supplemental Cash Flow:
Cash paid for interest	$6,358	$4,285
Cash paid for income taxes	7,391	6,212
Non-cash financing activities:
Dividends payable	1,041	1,028
Capital leases	127	683

See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results for interim periods may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2006 (“Form 10-K”).
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes as of September 30, 2006 and 2005 were September 30, 2006 and October 1, 2005. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts.
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
Reclassification
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three and six months ended September 30, 2006.

Note 2: Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 1 within Form 10-K. Additional significant accounting policies adopted during Fiscal 2007 are disclosed below.
Stock-Based Compensation
On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards and recognize compensation expense over the requisite service period for the portion of the award that is ultimately expected to vest. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense related to stock options had been recognized because the exercise price of the Company’s stock options granted to employees and directors equaled or exceeded the fair market value of the underlying stock on the grant-date.
The Company adopted SFAS 123(R) using the modified prospective transition method which requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). However, the modified prospective transition method does require the Company to provide pro forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. See Note 13 of the Notes to Consolidated Financial Statements.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. Upon adoption of SFAS 123(R), the Company began using the Black-Scholes option pricing model as the method of valuation for the Company’s stock options. The model requires the use of various assumptions. The key assumptions are summarized as follows:
Expected Volatility: The Company estimates the volatility of its Common Stock at the date of grant based on the historical volatility of its Common Stock.
Dividend Yield: The Company estimates the dividend yield assumption based on the Company’s historical and projected dividend payouts.
Risk-free interest rate: The Company bases risk-free interest rate on the observed interest rates appropriate for the term of the Company’s employee stock options.
Annual forfeiture rate and expected holding period: The Company estimates the annual forfeiture rate and expected holding period based on historical experience.
Amortization period: The Company recognizes the fair value of awards into expense over the requisite service periods associated with the award.

Recent Accounting Pronouncements
Income Taxes
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for the next fiscal year beginning after December 15, 2006. The Company plans to adopt the Interpretation as of April 1, 2007 as required. The Interpretation is currently being evaluated by the Company for its full impact and, at this time, the Company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adopting the Interpretation.
Stock-Based Compensation
In December 2004, the FASB issued SFAS 123 (R). SFAS (R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost is based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost is no longer an alternative under SFAS 123(R). This Statement was effective for public companies at the beginning of the first annual reporting period beginning after June 15, 2005.
As permitted by SFAS 123, the Company accounted for its stock-based compensation plans under APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method has had a significant impact on the Company’s results of operations, although it has had no impact on the Company’s overall financial position or cash flows. Based on SFAS 123(R), the Company transitioned to the new requirements by using the modified prospective transition method. This transition method requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under past standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption when the benefits of tax deductions are in excess of recognized compensation cost. The amount of operating cash flows recognized for such excess tax deductions was $3,200, $3,472 and $6,789 during Fiscal 2006, 2005 and 2004, respectively, since there was no compensation cost recognized under APB 25.
The Company adopted the provisions of SFAS 123(R) as of April 1, 2006. See Significant Accounting Policies and Note 13 of the Notes to the Consolidated Financial Statements for further reference to the disclosures required by SFAS 123(R).

Note 3: Inventories
The Company’s inventories consist of the following:

	September 30, 2006	March 31, 2006

Raw materials	$1,681	$1,426
Finished goods	95,117	66,787

Subtotal	96,798	68,213
Excess and obsolete inventory reserves	(24,921)	(14,287)

Inventory, net	$71,877	$53,926

Note 4: Goodwill and Other Intangible Assets
As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company is required to perform an impairment test annually, or as often as impairment indicators are present. The Company’s policy is to evaluate its non-amortizable intangible assets for impairment during the third quarter of each fiscal year. The Company performed the most recent test during the third quarter of Fiscal 2006, and concluded that no impairment existed. The Company’s intangibles, as identified in SFAS No. 141 “Business Combinations” (“SFAS 141”), other than goodwill, are its trademarks, non-compete agreements, customer relationships and acquired backlog.
The following table summarizes changes to goodwill at the Company’s reporting units during the period:

	North
	America	Europe	All Other	Total

Balance as of March 31, 2006	$400,998	$65,684	$2,042	$468,724
Currency translation	29	3,828	(3)	3,854
Current Period Acquisitions (Note 9)	117,383	—	—	117,383
Prior Period Acquisitions	(3,707)	—	—	(3,707)
Earn-out payments	—	—	—	—
Other	19	—	—	19

Balance as of September 30, 2006	$514,722	$69,512	$2,039	$586,273

At September 30, 2006, certain merger agreements provided for contingent payments (earn-out) of up to $4,588. If future operating performance goals of the acquired companies are met, goodwill will be adjusted for the amount of the contingent payments.
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by major intangible asset class:

	September 30, 2006			March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Trademarks	$35,992	$8,253	$27,739	$35,992	$8,253	$27,739
Non-compete agreements	7,754	2,619	5,135	4,894	1,851	3,043
Customer relationships	56,364	2,368	53,996	25,654	997	24,657
Acquired backlog	7,231	5,306	1,925	3,935	3,934	1

Total	$107,341	$18,546	$88,795	$70,475	$15,035	$55,440

The Company’s indefinite lived intangible assets not subject to amortization consist solely of the Company’s trademark portfolio obtained through business acquisitions. The Company’s definite-lived intangible assets subject to amortization are comprised of employee non-compete contracts, backlog and customer relationships also obtained through business acquisitions. Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to 20 years.

The following table summarizes the changes to carrying amounts of intangible assets during the period.

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2006	$27,739	$3,044	$24,657	$55,440
Amortization expense	—	(2,066)	(1,371)	(3,437)
Currency translation	—	58	—	58
Current Period Acquisitions (Note 9)	—	5,282	27,134	32,416
Prior Period Acquisitions	—	742	3,576	4,318

Balance at September 30, 2006	$27,739	$7,060	$53,996	$88,795

Intangible asset amortization expense was $1,931 and $3,437 for the three and six months ended September 30, 2006, respectively. Intangible asset amortization expense was $1,328 and $2,886 for the three and six months ended September 30, 2005, respectively. The Company acquired definite-lived intangibles from the completion of two acquisitions during the six month period ended September 30, 2006 (see Note 9 of the Notes to the Consolidated Financial Statements). The estimated definite-lived intangibles recorded of $32,416 were based on a preliminary allocation pending completion of third party valuation, which is expected to be completed during the third quarter of Fiscal 2007. The Company recorded amortization expense of $1,266 and $2,110 for the three and six month periods ended September 30, 2006 for these newly acquired definite-lived assets.
The following table details the estimated intangible amortization expense for the next five years. These estimates are based on the carrying amounts of intangible assets as of September 30, 2006 that are subject to change pending the outcome of purchase accounting related to our current acquisitions:

Years Ending March 31,

2007	$7,242
2008	4,561
2009	4,139
2010	4,010
2011	3,438
Thereafter	41,103

Total	$64,493

Note 5: Indebtedness
Long-term debt consisted of the following:

	September 30, 2006	March 31, 2006

Revolving credit agreement	$249,400	$121,303
Interest rate swap fair value (see Note 6)	1,395	—
Capital lease obligations	1,563	1,891
Other	195	528

Total debt	252,553	123,722
Less: current portion	(608)	(1,049)

Long-term debt	$251,945	$122,673

Revolving credit agreement:
On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of September 30, 2006, the Company was in compliance with all required covenants under the Credit Agreement.
During the six month period ended September 30, 2006, the Company increased net borrowings under the Credit Agreement by approximately $128,097. The Company utilized the proceeds from net borrowings to fund the acquisitions of the USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”) and Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”) during the first quarter Fiscal 2007 (see Note 9 of the Notes to the Consolidated Financial Statements) and to repurchase the Company’s Common Stock during the second quarter Fiscal 2007.
During the three month period ended September 30, 2006, the maximum amount and weighted average balance outstanding under the Credit Agreement were $284,470 and $265,437, respectively. The weighted average interest rate on all outstanding debt was approximately 6.26% and 5.04% for the three month periods ended September 30, 2006 and 2005, respectively. During the six month period ended September 30, 2006, the maximum amount and weighted average balance outstanding under the Credit Agreement were $284,470 and $243,390, respectively. The weighted average interest rate on all outstanding debt was approximately 6.17% and 4.53% for the six month periods ended September 30, 2006 and 2005, respectively.
Capital Lease Obligations:
The capital lease obligations are primarily for facilities and equipment. The lease agreements have remaining terms ranging from less than one year to four years with interest rates ranging from 3.83% to 10.83%.

Other:
Other debt is comprised of various bank and third party loans secured by specific pieces of equipment and real property. The loans have remaining terms of less than one year to five years with interest rates ranging from 0.0% to 7.1%.
Unused Available Borrowings:
As of September 30, 2006, the Company had $4,565 outstanding in letters of credit and $56,035 available under the Credit Agreement.
Note 6: Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts:
The Company enters into foreign currency forward contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of September 30, 2006, the Company had open contracts in Australian and Canadian dollar, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc, which have been designated as cash flow hedges. These contracts had a notional amount of approximately $53,518 and a fair value of $52,175 and mature within the next thirty months.
As of September 30, 2006, an unrecognized gain of $1,203 on all open foreign currency forward contracts is included in the Company’s Consolidated Balance Sheets as a component of Other Comprehensive Income (loss) (“OCI”). This unrecognized gain is expected to be credited to earnings over the life of the maturing contracts as the hedged forecasted transaction occurs and it is expected that the gain will be offset by currency losses on the items being hedged.
During the three and six month period ending September 30, 2006, the Company recognized $106 and $292, respectively, into earnings on matured contracts. There was no hedge ineffectiveness during the six month period ending September 30, 2006.
Interest Rate Swap:
To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long term debt, the Company has implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. The Company’s goal is to manage interest-rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest rates.
During the three month period ending September 30, 2006, the Company entered into a five year interest rate swap (“interest rate swap”) designated as a cash flow hedge which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest rate swap has a notional value of $100,000 reducing to $50,000 after three years. During the three and six month periods ending September 30, 2006, the Company recognized a gain of $9 related to the interest rate swap which is recorded in Interest Expense (Income). As of September 30, 2006, an unrecognized loss of $1,395 on this interest rate swap is included in the Company’s Consolidated Balance Sheets as a component of OCI and Long Term Debt. This unrecognized loss is expected to be reclassified into earnings when the forecasted hedged transactions occur.

Note 7: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations:

	Three month period ended		Six month period ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income, as reported	$13,079	$12,797	$20,886	$20,191

Weighted average common shares outstanding (basic)	17,513	17,022	17,415	16,933
Effect of dilutive securities from employee stock options	230	352	351	275

Weighted average common shares outstanding (diluted)	17,743	17,374	17,766	17,208

Basic earnings per common share	$0.75	$0.75	$1.20	$1.19

Dilutive earnings per common share	$0.74	$0.74	$1.18	$1.17

The Weighted Average Common Shares Outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,240,830 and 1,957,098 non-dilutive stock options outstanding during the three month periods ended September 30, 2006 and 2005, respectively, that are not included in the corresponding period Weighted Average Common Shares Outstanding (diluted) computation. There were 774,038 and 2,595,489 non-dilutive stock options outstanding during the six month-periods ended September 30, 2006 and 2005, respectively, that are not included in the corresponding period Weighted Average Common Shares Outstanding (diluted) computation.
Note 8: Comprehensive Income and Stockholders’ Equity
The following table details the computation of comprehensive income:

	Three month period ended		Six month period ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$13,079	$12,797	$20,886	$20,191

Foreign currency translation adjustment	(481)	718	6,044	(9,046)

Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	(1,102)	75	(1,334)	233

Comprehensive income (loss)	$11,496	$13,590	$25,596	$11,378

The components of Accumulated Other Comprehensive Income consisted of the following:

	September 30, 2006	March 31, 2006
Foreign currency translation adjustment	$17,938	$11,894
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	(192)	1,142

Total accumulated other comprehensive income	$17,746	$13,036

During the six month period ended September 30, 2006, additional paid-in-capital increased $10,235. The increase was comprised of $3,192 in stock compensation expense and $7,043 from stock option exercises, net of tax.

Note 9: Acquisitions
During the first quarter Fiscal 2007, the Company acquired the USA Commercial and Government and Canadian operations of NextiraOne. The following table summarizes the preliminary fair value of the NextiraOne assets acquired and liabilities assumed at the date of acquisition.

At April 30, 2006

Current assets, primarily consisting of accounts receivable and inventories	$87,864
Property, plant and equipment	10,806
Other non-current assets	1,386
Intangible assets	19,743
Goodwill	96,665

Total assets acquired	$216,464

Current liabilities, primarily consisting of deferred revenue, restructuring reserve and accrued expenses	$106,801
Other non-current liabilities, primarily consisting of restructuring reserve	22,319

Total liabilities acquired	$129,120

Net assets acquired	$87,344

The following table details the amounts recorded to each major intangible asset class:

At April 30, 2006

Backlog	$3,300
Customer relationships and contracts	16,443

Total intangible assets*	$19,743

*	The estimated weighted average amortization period for these definite-lived assets is 16.8 years.
The transaction resulted in $96,665 of goodwill. The Company paid this premium for NextiraOne in order to further expand its operational footprint in the voice and data technology markets. In addition, the purchase increased the Company’s solutions offerings, providing for a stronger worldwide technical services partner for its collective clients.
The Company paid a cash total of $97,305 for the outstanding interests in NextiraOne which included an estimate for the equity book value (total assets less total liabilities, as adjusted by the parties for certain items) as of the closing date. The actual equity book value adjustment is expected to be confirmed during the third quarter, at which time the final purchase price will be determined. As of September 30, 2006, the equity book value adjustment resulted in a $10,535 receivable from the seller. This receivable is recorded in Other Current Assets and is considered fully collectible. The costs of the acquisitions were funded with borrowings under the Credit Agreement described in Note 5 of the Notes to the Consolidated Financial Statements.
Included in the total cash paid at closing was $42,143 that was allocated to escrow accounts, including a general escrow, and an escrow for certain specified items regarding litigation, accounts receivable, deposits and credits, equipment leases, accounts payable, worker’s compensation and real estate leases. The amounts in escrow have been and will continue to be released to NextiraOne’s seller or to the Company in accordance with the terms of the agreements.
After consummation of the acquisition, the Company began to integrate NextiraOne products, employees and facilities with its own. In so doing, the Company incurred $15,726 of costs related to facility consolidations and $8,857 of severance costs for the separation of approximately 250 employees. In accordance with SFAS 141, these costs were properly included in the purchase price allocation for NextiraOne. The majority of the severance costs will be paid in Fiscal 2007 with certain facility costs extending through Fiscal 2014.

In connection with the NextiraOne acquisition, the Company obtained various contractual obligations in the form of operating leases for facilities and vehicles. The following table summarizes the payments due by period related to those contractual obligations:

Payments Due by Period

Less than 1 year	$15,872
1-3 years	18,271
3-5 years	977
More than 5 years	—

Total	$35,120

Also, during first quarter Fiscal 2007, the Company acquired NUVT. In connection with the NUVT acquisition, the Company has made a preliminary allocation of $20,718 and $12,673 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired backlog, customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of one to 20 years.
The allocation of the purchase price of these acquisitions is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management, with the assistance of independent valuation specialists, is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
NextiraOne and NUVT contributed on-site services revenues of $88,259 and $148,433 during the three and six month periods ended September 30, 2006, respectively.
The following unaudited pro forma summary presents the Company’s results of operations as if the acquisitions of NextiraOne and NUVT had occurred on April 1, 2005 and does not purport to represent what the Company’s results of operations would have been had the acquisitions occurred on such date or at the beginning of the period indicated, or to project the Company’s results of operations for any future date or period, or to be a fair reflection of the assets purchased at the date of acquisition. The pro forma results of operations exclude the impact of nonrecurring or extraordinary adjustments, together with related income tax effects. These pro forma results of operations do not include the effects of cost synergies and one-time nonrecurring transactions associated with the acquisition.

	For the three months ended		For the six months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue (Pro forma)	$271,325	$310,496	$532,366	$646,438
Net Income from continuing operations (Pro forma), net of tax	$13,079	$12,601	$19,089	$24,072
Earnings per common share (Pro forma)
Basic	$0.75	$0.74	$1.10	$1.42
Diluted	$0.74	$0.73	$1.09	$1.40

Purchase Price Allocation Update (prior year acquisitions):
During first quarter Fiscal 2006, the Company acquired 100% of the issued and outstanding equity interests of Telecommunication Systems Management, Inc. (“TSM”), GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”) and Business Communications, Inc., Bainbridge Communication, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”). These companies primarily provide full-service voice communication solutions and services in the Florida and Virginia markets. In connection with the acquisitions, the Company has allocated $8,385 and $5,846 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements. The definite-lived intangibles are being amortized over a period of five to 20 years.
During second quarter Fiscal 2006, the Company acquired substantially all of the assets and certain liabilities of Universal Solutions of North America, L.L.C. and related entities (“Universal”). Universal primarily provides planning, installation and maintenance services for voice and data network systems in 14 states. In connection with the acquisition, the Company has allocated $9,430 and $8,000 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The definite-lived intangibles are being amortized over a period of five to 20 years.
During third quarter Fiscal 2006, the Company purchased 100% of the issued and outstanding equity interests of Communication is World InterActive Networking, Inc. (“C=WIN”) and Converged Solutions Group, LLC (“CSG”). C=WIN has an active customer base which includes commercial and various government agency accounts. CSG has an active customer base which includes commercial, education, health care and various government agency accounts. The C=WIN and CSG acquisitions primarily provide planning, installation and maintenance services for voice and data network systems in 15 states. In connection with the acquisitions, the Company has made a preliminary allocation of $9,153 and $6,779 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of four to 20 years.
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
The following acquired companies will collectively be referred to as “Acquired Companies”: TSM, GTC, BCI, Universal, C=WIN, CSG, NextiraOne and NUVT.

Note 10: Commitments and Contingencies
Litigation
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Management believes its legal matters are adequately provided for, covered by insurance or a third party indemnification obligation, without merit or not probable that a material unfavorable outcome will result.
Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties. As of September 30, 2006 and March 31, 2006, the Company has recorded a warranty reserve of $5,059 and $1,383, respectively.
There has been no significant or unusual activity during the three and six month periods ended September 30, 2006 other than the acquisitions as discussed in Note 9 of the Notes to the Consolidated Financial Statements.
Note 11: Pension Plan Costs
On April 30, 2006, the Company acquired NextiraOne who is a sponsor of a non-contributory defined benefit plan (the “CWA Plan”) for the Communication Workers of America Local 1109 (“CWA 1109”). Benefits from the CWA Plan are based upon years of service and rates negotiated by the Company and CWA 1109. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.
The following table summarizes the components of net periodic benefit cost for the three and six month periods ended September 30, 2006. Six month results include the net periodic benefit cost from May 1, 2006 (date following acquisition) through September 30, 2006:

	For the three months	For the six months
	ended September 30,	ended September 30,
	2006	2006

Service cost	$148	$219
Interest cost	465	581
Expected return on plan assets	(514)	(622)
Amortization of prior service cost	—	—
Amortization of unrealized gains and losses	(42)	—

Net periodic benefit cost	$57	$178

As of April 30, 2006, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $25,400, $25,400 and $18,697, respectively. A liability of $6,703 representing the unfunded portion of the CWA Plan is included in Other Liabilities within the Consolidated Balance Sheets.
The following are the weighted-average assumptions utilized for this plan:

April 30, 2006

Discount rate	5.50%
Rate of compensation increase	N/A
Expected long-term rate of return	8.00%

Note 12: Restructuring and Other Charges
The Company incurred $15,726 of costs related to facility consolidations and $8,857 of severance costs for the separation of approximately 250 employees. In accordance with SFAS 141, these costs were properly included in the purchase price allocation for NextiraOne. The majority of the severance costs will be paid in Fiscal 2007 with certain facility costs extending through Fiscal 2014. The Company paid $3,590 and $7,132 during the three and six month periods ended September 2006, respectively, relating to such obligations.
The following table summarizes the changes to the restructuring reserve during the period:

	Employee	Facility
	Severance	Closures	Total

Balance at March 31, 2006	$260	$10,438	$10,698
Acquisition adjustments (see Note 9)	8,857	15,843	24,700
Cash expenditures	(4,997)	(4,173)	(9,170)

Balance at September 30, 2006	$4,120	$22,108	$26,228

Note 13: Stock-based Compensation
Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six months ended September 30, 2006 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
For the three and six month periods ended September 30, 2006, the Company recognized compensation expense of $1,572 ($1,022 net of tax) or $0.06 per diluted share and $3,192 ($2,075 net of tax) or $0.12 per diluted share, respectively. This compensation expense is recorded to Selling, General and Administrative expense on the Company’s Consolidated Statement of Income.
The following table summarizes certain information regarding the Company’s outstanding stock options as of and for the period ending September 30, 2006.

	Six month period ended September 30, 2006
		Weighted-Average Exercise
	Shares	Price (per share)
Outstanding at March 31, 2006	5,055	$38.28
Granted	70	39.12
Exercised	(197)	33.61
Forfeited or expired	(58)	38.62

Outstanding at September 30, 2006	4,870	$38.48
Exercisable at September 30, 2006	4,377	$38.91
Weighted average fair value of options granted during the period using Black-Scholes option pricing model		$17.68

The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”) and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of September 30, 2006, the Employee Plan is authorized to issue stock options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of the Company’s Common Stock. Options are granted by a committee appointed by the Company’s Board of Directors (the “Board”) to key employees of the Company and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the stock on the date of the grant. As of September 30, 2006, the Director Plan is authorized to issue stock options and SARs for up to 270,000 shares of the Company’s Common Stock. Options are granted by the Board or a committee appointed by the Board and generally become exercisable in equal amounts over a three-year period. Option prices are equal to the fair market value of the Common Stock on the date of the grant. No SARs have been issued under either plan.
The weighted average fair value of stock options granted during the period was $17.68 based on the Black-Scholes option pricing model using the following weighted average assumptions.

2Q07

Expected life (in years)	5.7
Risk free interest rate	4.18%
Annual forfeiture rate	1.53%
Volatility	44.75%
Dividend yield	0.60%

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Average		Weighted	Average
	Shares	Remaining	Average	Intrinsic	Shares	Average	Intrinsic
Range of	Outstanding	Contractual	Exercise	Value	Exercisable	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Price	(000’s)
$19.95 — $26.60	258	1.8	$21.85	$4,422	258	$21.85	$4,422
$26.60 — $33.25	356	2.6	30.07	3,174	356	30.07	3,174
$33.25 — $39.90	1,951	8.6	37.04	3,758	1,458	37.82	1,674
$39.90 — $46.55	2,147	5.2	42.37	—	2,147	42.37	—
$46.55 — $53.20	154	3.1	49.39	—	154	49.39	—
$53.20 — $59.85	2	3.3	55.88	—	2	55.88	—
$59.85 — $66.50	2	3.2	63.22	—	2	63.22	—

$19.95 — $66.50	4,870	6.1	$38.48	$11,354	4,377	$38.91	$9,270

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s average stock price on September 30, 2006 of $38.97, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2006, there was approximately $7,295 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a weighted average period of 3.0 years.

Pro forma Information
The Company adopted SFAS 123(R) using the modified prospective transition method. The modified prospective transition method requires the Company to provide pro forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share prior to the adoption of SFAS 123(R). This table only shows pro forma amounts for the three and six month period ending September 30, 2005 since the Company adopted the fair value recognition provisions of SFAS 123(R) on April 1, 2006 and, therefore, compensation expenses are recognized in the consolidated income statement for all share-based payments granted prior to, but not yet vested as of March 31, 2005.

	Three months ended	Six months ended
	September 30,	September 30,
	2005	2005

Net income (As reported)	$12,797	$20,191
Plus: Stock-based compensation expense included in reported net income, net of related tax	--	--
Less: Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(2,645)	(5,222)

Net Income (Pro forma)	$10,152	$14,969

Earnings per common share
Basic — as reported	$0.75	$1.19
Basic — pro forma	$0.60	$0.88

Diluted — as reported	$0.74	$1.17
Diluted — pro forma	$0.58	$0.87

The pro forma impacts computed above were based on the Black-Scholes option pricing model using the following weighted average assumptions.

2Q06

Expected life (in years)	5.1
Risk free interest rate	3.9%
Volatility	59.0%
Dividend yield	0.70%

Note 14: Segment Reporting
Management reviews financial information for the consolidated Company accompanied by disaggregated information on net revenues, operating income and assets by geographic region for the purpose of making operational decisions and assessing financial performance. Additionally, Management is presented with and reviews net revenues and gross profit by service type. The accounting policies of the individual operating segments are the same as those of the Company.
The following table presents financial information about the Company’s reportable segments by geographic region:

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005

North America
Revenues	$231,297	$146,754	$423,869	$283,615
Operating income	18,937	16,537	29,963	28,396
Depreciation	3,580	2,057	5,741	4,017
Amortization	1,911	1,270	3,368	2,475
Segment assets (as of September 30, 2006)	1,022,370	748,322	1,022,370	748,322
Europe
Revenues	$30,844	$29,199	$60,189	$62,949
Operating income	3,489	3,427	6,632	3,060
Depreciation	112	166	231	362
Amortization	11	50	51	393
Segment assets (as of September 30, 2006)	125,745	123,837	125,745	123,837
All Other
Revenues	$9,184	$9,097	$17,662	$17,768
Operating income	1,895	1,943	3,491	3,623
Depreciation	24	38	44	115
Amortization	9	8	18	18
Segment assets (as of September 30, 2006)	15,888	14,955	15,888	14,955

The sum of segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	September 30, 2006	March 31, 2006

Segment assets for North America, Europe and All Other	$1,164,003	$878,879
Corporate eliminations	(73,727)	(79,145)

Total consolidated assets	$1,090,276	$799,734

The following table presents financial information about the Company by service type:

	Three months ended September 30		Six months ended September 30
	2006	2005	2006	2005

Data Services
Revenues	$46,447	$52,584	$90,978	$105,485
Gross Profit	13,907	15,482	27,224	31,006
Voice Services
Revenues	$169,815	$78,410	$303,454	$151,339
Gross Profit	57,913	31,173	103,676	59,011
Hotline Services
Revenues	$55,063	$54,056	$107,288	$107,508
Gross Profit	27,216	27,227	53,980	54,805

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.
Note 15: Subsequent Events
Acquisitions:
On October 31, 2006, the Company announced the acquisition of Nortech Telecommunications, Inc. (“NTI”), a privately-held company based out of Chicago, IL. NTI has an active customer base which includes commercial, education and various government agency accounts. Annual historical revenues of NTI are approximately $8,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Form 10-K. All dollar amounts are presented in thousands unless otherwise noted.
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
Management is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided below for further analysis.
The Company has completed several acquisitions previously defined as “the Acquired Companies” from the first quarter of Fiscal 2006 through the second quarter of Fiscal 2007 that have a significant impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. In connection with certain acquisitions, the Company incurs expenses that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the current and an estimate of future acquisition related expenses based on the acquisition activity through September 30, 2006.

					FY07
	1Q07	2Q07	3Q07	4Q07	Total	Thereafter

SGA
Asset write-up depreciation expense on acquisitions	$—	$1,197	$713	$652	$2,562	$3,560
Amortization
Amortization of intangible assets on acquisitions	1,439	1,892	1,849	1,863	7,043	56,772

Total	$1,439	$3,089	$2,562	$2,515	$9,605	$60,332

Information on revenues and operating income by reportable geographic segment (North America, Europe and All Other) is presented below:

	Three months ended September 30,				Six months ended September 30,
	2006		2005		2006		2005
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues:
North America	$231,297	85.2%	$146,754	79.3%	$423,869	84.5%	$283,615	77.8%
Europe	30,844	11.4%	29,199	15.8%	60,189	12.0%	62,949	17.3%
All Other	9,184	3.4%	9,097	4.9%	17,662	3.5%	17,768	4.9%

Total	$271,325	100%	$185,050	100%	$501,720	100%	$364,332	100%

Operating Income:
North America	$18,937		$16,537		$29,963		$28,396
% of North America revenues	8.2%		11.3%		7.1%		10.0%
Europe	$3,489		$3,427		$6,632		$3,060
% of Europe revenues	11.3%		11.7%		11.0%		4.9%
All Other	$1,895		$1,943		$3,491		$3,623
% of All Other revenues	20.6%		21.4%		19.8%		20.4%

Total	$24,321	9.0%	$21,907	11.8%	$40,086	8.0%	$35,079	9.6%

Reconciling items:
North America	$4,657		$1,274		$8,825		$5,653
Europe	—		—		—		3,742
All Other	—		—		—		—

Total	$4,657	1.7%	$1,274	0.7%	$8,825	1.8%	$9,395	2.6%

Information on revenues and gross profit by service type (Data Services, Voice Services and Hotline Services) is presented below:

	Three months ended September 30,				Six months ended September 30,
	2006		2005		2006		2005
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues:
Data Services(1)	$46,447	17.1%	$52,584	28.4%	$90,978	18.1%	$105,485	29.0%
Voice Services(1)	169,815	62.6%	78,410	42.4%	303,454	60.5%	151,339	41.5%
Hotline Services	55,063	20.3%	54,056	29.2%	107,288	21.4%	107,508	29.5%

Total	$271,325	100%	$185,050	100%	$501,720	100%	$364,332	100%

Gross Profit
Data Services	$13,907		$15,482		$27,224		$31,006
% of Data Services revenues	29.9%		29.4%		29.9%		29.4%
Voice Services	$57,913		$31,173		$103,676		$59,011
% of Voice Services revenues	34.1%		39.8%		34.2%		39.0%
Hotline Services	$27,216		$27,227		$53,980		$54,805
% of Hotline Services revenues	49.4%		50.4%		50.3%		51.0%

Total	$99,036	36.5%	$73,882	39.9%	$184,880	36.8%	$144,822	39.8%

(1)	Data Services and Voice Services may also be collectively referred to as “On-Site Services.”
Second Quarter Fiscal 2007 (2Q07) Compared to Second Quarter Fiscal 2006 (2Q06):
Total Revenues
Total revenues for 2Q07 were $271,325, an increase of 47% compared to 2Q06 total revenues of $185,050. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $99,775 and $5,062 of revenues to the 2Q07 and 2Q06 results, respectively. Excluding the effects of the acquisitions and the positive impact of exchange rates of $1,610 relative to the U.S. dollar, revenues would have decreased 6% from $179,988 to $169,940 between periods for the reasons discussed below.
Revenues by Geography
North America Revenues
Revenues in North America were $231,297 for 2Q07, an increase of 58% compared to 2Q06 revenues of $146,754. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $99,775 and $5,062 of revenues to the 2Q07 and 2Q06 results, respectively. Excluding the effects of these acquisitions, revenues would have decreased 7% from $141,692 to $131,522 between periods. The Company believes the overall decrease is due to the completion of several nonrecurring projects, offset in part by success in the Company’s DVH™ (Data, Voice and Hotline) Services cross-selling initiatives.

Europe Revenues
Revenues in Europe were $30,844 for 2Q07, an increase of 6% compared to 2Q06 revenues of $29,199. Excluding the positive impact of exchange rates of $1,340 relative to the U.S. dollar, revenues would have increased 1% to $29,504 for 2Q07. The Company believes the overall increase is due to the success in the Company’s DVH™ (Data, Voice and Hotline) Services cross-selling initiatives partially offset by a decrease from nonrecurring projects.
All Other Revenues
Revenues for All Other were $9,184 for 2Q07, an increase of 1% compared to $9,097 for 2Q06. Excluding the negative impact of exchange rates of $120 relative to the U.S. dollar, revenues would have increased 2% to $9,304 for 2Q07.
Revenue by Service Type
Data Services
Revenues from Data Services were $46,447 for 2Q07, a decrease of 12% compared to $52,584 for 2Q06. Excluding the positive impact of exchange rates of $834 relative to the U.S. dollar, revenues would have decreased 13% to $45,613 for 2Q07. The Company believes the overall decrease in Data Services revenue was due to the completion of several nonrecurring projects.
Voice Services
Revenues from Voice Services were $169,815 for 2Q07, an increase of 117% compared to $78,410 for 2Q06. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $99,775 and $5,062 of revenues to the 2Q07 and 2Q06 results, respectively. Excluding the effects of these acquisitions, revenues would have decreased 5% from $73,348 to $70,040 between periods. The Company believes that this overall decrease in Voice Services revenue is primarily due to the completion of nonrecurring projects.
Hotline Services
Revenues from Hotline Services were $55,063 for 2Q07, an increase of 2% compared to $54,056 for 2Q06. Excluding the positive impact of exchange rates of $781 relative to the U.S. dollar, revenues would have been $54,282 for 2Q07. The Company believes the overall increase in Hotline Services revenues was driven by the success in the Company’s DVH™ (Data, Voice and Hotline) Services cross-selling initiatives.
Gross Profit
Gross profit dollars for 2Q07 increased to $99,036 from $73,882 for 2Q06. The increase in gross profit dollars over the prior year was due to the increase in revenues related to the Acquired Companies. Gross profit as a percent of revenues for 2Q07 decreased to 36.5% of revenues from 39.9% of revenues for 2Q06. The decrease in gross profit percentage was due primarily to the impact of lower gross profit in its Voice Services segment driven by the acquisition of NextiraOne.

Gross profit dollars for Data Services were $13,907, or 29.9% of revenues, for 2Q07 compared to $15,482, or 29.4% of revenues, for 2Q06. Gross profit dollars for Voice Services were $57,913, or 34.1% of revenues, for 2Q07 compared to $31,173, or 39.8% of revenues, for 2Q06. Gross profit dollars for Hotline Services were $27,216, or 49.4% of revenues, for 2Q07 compared to $27,227, or 50.4% of revenues, for 2Q06.
SG&A Expenses
Selling, general and administrative (“SG&A”) expenses for 2Q07 were $72,784, an increase of $22,137 over SG&A expenses of $50,647 for 2Q06. The increase in SG&A expense dollars over the prior year was due primarily to the Acquired Companies and $1,572 related to stock compensation expense. SG&A expenses as a percent of revenue for 2Q07 were 26.8% of revenues comparable to 27.4% of revenues for 2Q06.
Intangibles Amortization
Intangibles amortization for 2Q07 increased to $1,931 from $1,328 for 2Q06. The increase was primarily attributable to the amortization of intangible assets acquired through the purchase of the Acquired Companies. See Note 9 for further details related to the Acquired Companies.
Operating Income
Operating income for 2Q07 was $24,321, or 9.0% of revenues, compared to $21,907, or 11.8% of revenues, for 2Q06.
Interest Expense, Net
Net interest expense for 2Q07 increased to $4,126 from $2,330 for 2Q06 due to an increase in the weighted average outstanding debt from $265,437 for 2Q07 compared to approximately $161,735 for 2Q06. The increase in debt relates primarily to the acquisitions of NextiraOne and NUVT during the first quarter Fiscal 2007. In addition, the weighted average interest rate outstanding for 2Q07 was 6.26%, an increase of 1.22% compared to the 2Q06 rate of 5.04%.
Provision for Income Taxes
The tax provision for 2Q07 was $7,044, an effective tax rate of 35.0%. This compares to the tax provision for 2Q06 of $6,740, an effective tax rate of 34.5%. The tax rate for 2Q07 was higher than 2Q06 due to changes in the overall mix of taxable income among worldwide offices.
Net Income
As a result of the foregoing, net income for 2Q07 was $13,079, or 4.8% of revenues, compared to $12,797, or 6.9% of revenues, for 2Q06.

Six Months Fiscal 2007 (2QYTD07) Compared to Six Months Fiscal 2006 (2QYTD06):
Total Revenues
Total revenues for 2QYTD07 were $501,720, an increase of 38% compared to 2QYTD06 total revenues of $364,332. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $182,166 and $19,393 of revenues to the 2QYTD07 and 2QYTD06 results, respectively. Excluding the effects of the acquisitions and the positive impact of exchange rates of $1,883 relative to the U.S. dollar, revenues would have decreased 8% from $344,939 to $317,671 between periods for the reasons discussed below.
Revenues by Geography
North America Revenues
Revenues in North America were $423,869 for 2QYTD07, an increase of 49% compared to 2QYTD06 revenues of $283,615. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $182,166 and $19,393 of revenues to the 2QYTD07 and 2QYTD06 results, respectively. Excluding the effects of these acquisitions, revenues would have decreased 9% from $264,222 to $241,703 between periods. The Company believes the overall decrease is due to the completion of several nonrecurring projects, offset in part by success in the Company’s DVH™ (Data, Voice and Hotline) Services cross-selling initiatives.
Europe Revenues
Revenues in Europe were $60,189 for 2QYTD07, a decrease of 4% compared to 2QYTD06 revenues of $62,949. Excluding the positive impact of exchange rates of $1,246 relative to the U.S. dollar, revenues would have decreased 6% to $58,943 for 2QYTD07. The Company believes the overall decrease is due to the completion of non recurring projects offset in part by the success in the Company’s DVH™ (Data, Voice and Hotline) Services cross-selling initiatives.
All Other Revenues
Revenues for All Other were $17,662 for 2QYTD07, a decrease of 1% compared to $17,768 for 2QYTD06. Excluding the negative impact of exchange rates of $271 relative to the U.S. dollar, revenues would have increased 1% to $17,933 for 2QYTD07.
Revenue by Service Type
Data Services
Revenues from Data Services were $90,978 for 2QYTD07, a decrease of 14% compared to $105,485 for 2QYTD06. Excluding the positive impact of exchange rates of $1,144 relative to the U.S. dollar, revenues would have decreased 15% to $89,834 for 2QYTD07. The Company believes the overall decrease in Data Services revenue was due to the completion of several nonrecurring projects.

Voice Services
Revenues from Voice Services were $303,454 for 2QYTD07, an increase of 101% compared to $151,339 for 2QYTD06. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $182,166 and $19,393 of revenues to the 2QYTD07 and 2QYTD06 results, respectively. Excluding the effects of these acquisitions, revenues would have decreased 8% from $131,946 to $121,288 between periods. The Company believes that this overall decrease in Voice Services revenue is primarily due to planned post-merger client attrition from the acquisition of Norstan, Inc. in 4Q05 and nonrecurring projects.
Hotline Services
Revenues from Hotline Services were $107,288 for 2QYTD07 compared to $107,508 for 2QYTD06. Excluding the positive impact of exchange rates of $739 relative to the U.S. dollar, revenues would have decreased 1% to $106,549 for 2QYTD07. The Company believes the stabilization is due in part to the success in the Company’s DVH™ (Data, Voice and Hotline) Services cross-selling initiatives.
Gross Profit
Gross profit dollars for 2QYTD07 increased to $184,880 from $144,822 for 2QYTD06. The increase in gross profit dollars over the prior year was due to the increase in revenues related to the Acquired Companies. Gross profit as a percent of revenues for 2QYTD07 decreased to 36.8% of revenues from 39.8% of revenues for 2QYTD06. The decrease in gross profit percentage was due primarily to the impact of lower gross profit in its Voice Services segment driven by the acquisition of NextiraOne.
Gross profit dollars for Data Services were $27,224, or 29.9% of revenues, for 2QYTD07 compared to $31,006, or 29.4% of revenues, for 2QYTD06. Gross profit dollars for Voice Services were $103,676, or 34.2% of revenues, for 2QYTD07 compared to $59,011, or 39.0% of revenues, for 2QYTD06. Gross profit dollars for Hotline Services were $53,980, or 50.3% of revenues, for 2QYTD07 compared to $54,805, or 51.0% of revenues, for 2QYTD06.
SG&A Expenses
SG&A expenses for 2QYTD07 were $141,357, an increase of $39,790 over SG&A expenses of $101,567 for 2QYTD06. The increase in SG&A expense dollars over the prior year was due primarily to the Acquired Companies and $3,192 related to stock compensation expense. SG&A expenses as a percent of revenue for 2QYTD07 were 28.2% of revenues comparable to 27.9% of revenues for 2QYTD06.
Restructuring Charges
The Company did not record any restructuring charges during 2QYTD07. In the first quarter of Fiscal 2006, the Company recorded a restructuring charge of $5,290. This charge was comprised of $3,473 for staffing level adjustments and $1,817 for real estate consolidations in Europe and North America. Of this charge, $3,742 and $1,548 related to Europe and North America, respectively.
Intangibles Amortization
Intangibles amortization for 2QYTD07 increased to $3,437 from $2,886 for 2QYTD06. The increase was primarily attributable to the amortization of intangible assets acquired through the purchase of the Acquired Companies. See Note 9 for further details related to the Acquired Companies.

Operating Income
Operating income for 2QYTD07 was $40,086, or 8.0% of revenues, compared to $35,079, or 9.6% of revenues, for 2QYTD06.
Interest Expense, Net
Net interest expense for 2QYTD07 increased to $7,766 from $4,289 for 2QYTD06 due to an increase in the weighted average outstanding debt from approximately $243,390 for 2QYTD07 compared to approximately $164,294 for 2QYTD06. The increase in debt relates primarily to the acquisitions of NextiraOne and NUVT during the first quarter Fiscal 2007. In addition, the weighted average interest rate outstanding for 2QYTD07 was 6.17%, an increase of 1.64% compared to the 2QYTD06 rate of 4.53%.
Provision for Income Taxes
The tax provision for 2QYTD07 was $11,247, an effective tax rate of 35.0%. This compares to the tax provision for 2QYTD06 of $10,634, an effective tax rate of 34.5%. The tax rate for 2QYTD07 was higher than 2QYTD06 due to changes in the overall mix of taxable income among worldwide offices.
Net Income
As a result of the foregoing, net income for 2QYTD07 was $20,886, or 4.2% of revenues, compared to $20,191, or 5.5% of revenues, for 2QYTD06.

Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during 2QYTD07 was $21,723. Significant factors contributing to the source of cash were: net income of $20,886 inclusive of non-cash charges of $9,453 and $3,192 for amortization / depreciation expense and stock compensation expense, respectively, an increase in accounts payable of $13,064 and an increase in billings in excess of costs of $6,061. Significant factors contributing to a use of cash were: increase in net inventory of $4,734, an increase in net accounts receivable of $3,518, an increase in costs in excess of billings of $8,567, a decrease in the restructuring reserve of $9,218 and a decrease in accrued compensation of $6,453. Changes in the above accounts are based on average Fiscal 2007 exchange rates.
Net cash provided by operating activities during 2QYTD06 was $22,474. Significant factors contributing to a source of cash were: net income of $20,191 inclusive of non-cash charges of $7,380 for amortization / depreciation expense and a decrease in net inventory of $5,704. A significant factor contributing to a use of cash was an increase in accounts receivable of $8,913. Changes in the above accounts are based on average Fiscal 2006 exchange rates.
As of September 30, 2006 and 2005, the Company had cash and cash equivalents of $15,758 and $11,925, respectively, working capital of $113,035 and $113,188, respectively, and a current ratio of 1.45 and 1.82, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Cash Flows from Investing Activities
Net cash used by investing activities during 2QYTD07 was $130,500. Significant factors contributing to a use of cash were: $2,112 for gross capital expenditures and $127,402 to acquire NextiraOne and NUVT. See Note 9 of the Note 9 for additional details regarding the acquisitions of NextiraOne and NUVT.
Net cash used by investing activities during 2QYTD06 was $27,618. Significant factors contributing to a use of cash were: $1,600 for gross capital expenditures and $26,854 to acquire TSM, GTC and BCI, net of cash acquired in the transactions.
Cash Flows from Financing Activities
Net cash provided by financing activities during 2QYTD07 was $114,167. Significant factors contributing to the cash inflow were $127,283 of net borrowings on long term debt and $6,611 of proceeds from the exercise of stock options. Significant uses of cash were $17,587 for the repurchase of the Company’s Common Stock and $2,116 for the payment of dividends.
Net cash provided by financing activities during 2QYTD06 was $5,467. Significant factors contributing to the cash inflow were $7,452 of proceeds from the exercise of stock options. Significant uses of cash were $2,021 for the payment of dividends.

Total Debt
On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, and previously defined as the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of September 30, 2006, the Company was in compliance with all required covenants under the Credit Agreement.
As of September 30, 2006, the Company had total debt outstanding of $252,553. Total debt was comprised of $249,400 outstanding under the credit agreement, $1,395 for the fair value of the interest rate swap, $1,563 of obligations under capital leases and $195 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company during 2Q07 and 2QYTD07 was approximately 6.26% and 5.04%, respectively. The weighted average interest rate on all indebtedness of the Company during 2Q06 and 2QYTD06 was approximately 6.17% and 4.53%, respectively.
Dividends
During 1Q07, the Board declared a cash dividend of $0.06 per share on all outstanding shares of the Common Stock. The dividend totaled $1,061 and was paid on July 14, 2006 to stockholders of record at the close of business on June 30, 2006. During 2Q07, the Board declared a cash dividend of $0.06 per share on all outstanding shares of the Common Stock. The dividend totaled $1,041 and was paid on October 13, 2006 to stockholders of record at the close of business on September 29, 2006. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.
Repurchase of Common Stock
During 2Q07, the Company repurchased approximately 441,000 shares of its Common Stock for $17,587. Since inception of the repurchase program in April 1999 through September 30, 2006, the Company has repurchased in aggregate approximately 7,376,027 shares of its Common Stock for approximately $314,411. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of its Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 within the Notes to the Consolidated Financial Statements for the year ended March 31, 2006 contained in the Form 10-K. There have been no significant changes to those significant accounting policies during the subsequent periods.
Recent Accounting Pronouncements
Tax Effects of Share-Based Payment Awards
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
Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) that would amend SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans and to recognize the change in funded status in the period the change occurs through comprehensive income. The provisions of FAS 158 are effective as of the Company’s fiscal year end March 31, 2007. The Company is currently evaluating the impact of adopting FAS 158 on its consolidated financial statements.
Income Taxes
In July 2006, the FASB issued FIN 48. This Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for the next fiscal year beginning after December 15, 2006. The Company plans to adopt the Interpretation as of April 1, 2007 as required. The Interpretation is currently being evaluated by the Company for its full impact and, at this time, the Company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adopting the Interpretation.
Stock-Based Compensation
The Company adopted the provisions of SFAS 123(R) as of April 1, 2006. See Note 2 of the Notes to the Consolidated Financial Statements for reference.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on April 1, 2008. The Company is evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.
Inflation
The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effects of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.
Cautionary Forward Looking Statements
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risks in the ordinary course of business that include interest rate volatility and foreign currency exchange rates volatility. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.
Interest Rate Risk
The Company’s primary interest rate risk relates to its long-term debt obligations. As of September 30, 2006, the Company had total long-term obligations of $252,553, including the current portion of those obligations of $608. Of the outstanding debt, $1,758 was in fixed rate obligations, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest rate swap agreement and $150,795 was in variable rate obligations. As of September 30, 2006, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent quarter by $245 assuming the Company employed no intervention strategies.
To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. The Company’s goal is to manage interest-rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest rates.
During 2Q07, the Company entered into a five-year interest-rate swap (“the swap”) designated as a cash flow hedge which has been used to convert a portion of the Company’s variable rate debt to fixed rate. The swap has a notional value of $100,000 reducing to $50,000 after three years. The effective portion of any changes in the fair value of the interest rate swap is recorded in OCI until the forecasted hedged transaction. Once the forecasted transaction occurs, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to Interest Expense in the Company’s Consolidated Statement of Income.
Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency forward contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in OCI until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to other income (expense) in the Company’s Consolidated Statement of Income. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to other income (expense).

As of September 30, 2006, the Company had open foreign exchange contracts in Australian and Canadian dollars, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc. The open contracts have contract rates ranging from 1.2950 to 1.3407 Australian dollar, 1.1141 to 1.1167 Canadian dollar, 5.7065 to 5.8428 Danish krone, 0.7698 to 0.8222 Euro, 105.47 to 110.10 Japanese yen, 5.9442 to 6.5690 Norwegian kroner, 0.5244 to 0.5588 Pound sterling, 7.0283 to 7.2983 Swedish krona and 1.1813 to 1.2423 Swiss franc, all per U.S. dollar. The total open contracts had a notional amount of approximately $53,518, have a fair value of $52,175 and will expire within thirty months.
The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q as of September 30, 2006, an evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). Based on that evaluation, Management, including the CEO and CFO, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s material businesses except for NextiraOne, a material business acquired on April 30, 2006. The NextiraOne portion of the business will be included in the current year assessment to be completed as of March 31, 2007.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			(c) Total
			Number of	(d) Maximum
			Shares (or	Number (or
			Units)	Approximate Dollar
	(a) Total		Purchased as	Value) of Shares (or
	Number of	(b) Average	Part of Publicly	Units) that May Yet
	Shares (or	Price Paid	Announced	Be Purchased Under
	Units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs (1)

July 2, 2006 to July 30, 2006	—	—	—	564,601

July 31, 2006 to August 27, 2006	440,628	39.91	440,628	123,973

August 28, 2006 to September 30, 2006	—	—	—	123,973

Total	440,628	39.91	440,628	123,973 (2)

(1)	As of July 2, 2006, 564,601 shares were available for repurchase under repurchase programs approved by the Board of Directors and announced on November 20, 2003 and August 12, 2004.

(2)	The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount. On November 7, 2006, the Board of Directors approved an increase of 1,000,000 shares in the repurchase program.
Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
Under the Company’s Credit Agreement, the Company is permitted to pay dividends on its Common Stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.

Item 4. Submission of Matters to a Vote of Security Holders.
On August 8, 2006, the Company’s stockholders voted on the following four matters at the Company’s annual meeting of the stockholders: (i) the election of directors; (ii) the amendment of the Employee Plan to increase the number of shares authorized; (iii) the amendment of the Director Plan to increase the number of shares authorized; and (iv) the ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for Fiscal 2007. Out of the 17,676,970 shares of Common Stock outstanding as of the record date for the annual meeting of June 9, 2006, 15,773,279 votes were cast.
(i)	Each of the Company’s nominees for director was elected at the annual meeting by the following vote:

	Shares	Shares
	Voted For	Withheld

William F. Andrews	13,757,447	2,015,832
Richard L. Crouch	13,459,282	2,313,997
Thomas G. Golonski	13,458,218	2,315,061
Thomas G. Greig	13,455,189	2,318,090
Edward A. Nicholson, Ph.D.	14,092,712	1,680,567
Fred C. Young	14,084,137	1,689,142

(ii)	The amendment to the Employee Plan to increase the number of shares authorized under the plan was not approved by the following vote:

Shares	Shares Voted	Shares	Broker
Voted For	Against	Abstaining	Non-Votes

7,361,616	7,493,917	10,824	906,922

(iii)	The amendment to the Director Plan to increase the number of shares authorized under the plan was approved by the following vote:

Shares	Shares Voted	Shares	Broker
Voted For	Against	Abstaining	Non-Votes

8,185,364	6,668,761	12,231	906,923

(iv)	Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2007:

Shares	Shares Voted	Shares	Broker
Voted For	Against	Abstaining	Non-Votes

15,764,580	4,957	3,742	0

Item 6. Exhibits.

Exhibit
Number	Description

10.1	1992 Director Stock Option Plan, as amended through August 8, 2006 (1)

21.1	Subsidiaries of Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK BOX CORPORATION

Dated: November 9, 2006

By:	/s/ Michael McAndrew
Michael McAndrew, Vice President,
Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	1992 Director Stock Option Plan, as amended through August 8, 2006 (1)

21.1	Subsidiaries of Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.