Form 10-Q/A
period 2006-07-01
BLACK BOX CORP
filed 2007-07-23
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
Registrant’s telephone number, including area code: 724-746-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 8, 2006, there were 17,680,303 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION

EXPLANATORY NOTE
In this Quarterly Report on Form 10-Q/A for the quarter ended July 1, 2006 (“Form 10-Q/A”), Black Box Corporation (“Black Box” or the “Company”) is restating its Consolidated Balance Sheets as of July 1, 2006 and March 31, 2006, Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three (3) month periods ended July 1, 2006 and July 2, 2005 and the related Notes to the Consolidated Financial Statements. This Form 10-Q/A also includes the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (the “1Q07 Form 10-Q”) as it relates to the three (3) month periods ended July 1, 2006 and July 2, 2005. All restated information identified above is collectively referred to as the “Restatement.” References herein to “Fiscal Year” or “Fiscal” mean the Company’s Fiscal Year ended March 31 for the year referenced.
The Restatement reflects adjustments arising from the determinations of the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”), with the assistance of outside legal counsel, and the Company’s management to record additional non-cash charges for stock-based compensation expense and the related income tax effects, relating to certain stock option grants during the period from 1992 through September, 2006.
Following the filing of this Form 10-Q/A, the Company will file its amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006 (the “2Q07 Form 10-Q/A”), its Quarterly Report on Form 10-Q for the quarter ended December 30, 2006 (the “3Q07 Form 10-Q”) and its Annual Report on Form 10-K for the period ended March 31, 2007 (the “FY07 Form 10-K”). The 2Q07 Form 10-Q/A and the 3Q07 Form 10-Q will include, respectively, restated financial information for (i) the three (3) and six (6) month periods ended September 30, 2006 and October 1, 2005 and as of March 31, 2006 and September 30, 2006 and (ii) the three (3) and nine (9) month periods ended December 30, 2006 and December 31, 2005 and as of March 31, 2006 and December 30, 2006. In the FY07 Form 10-K, the Company will restate its Consolidated Balance Sheet at March 31, 2006, its Consolidated Statements of Income for the years ended March 31, 2006 and 2005, its Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2006, 2005 and as of April 1, 2004, its Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005, its quarterly financial data as of and for the quarters ended in the fiscal year ended March 31, 2006 and its Selected Financial Data as of and for the years ended March 31, 2006, 2005, 2004 and 2003.
The Company has not amended and does not intend to amend any of its other previously-filed reports on Form 10-K or Form 10-Q for the periods affected by the Restatement other than those specifically stated above. As previously disclosed, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
Restatement through March 31, 2006
Background
On November 13, 2006, Black Box received a letter of informal inquiry from the Enforcement Division of the Securities and Exchange Commission (the “SEC”) relating to the Company’s stock option practices from January 1, 1997 to present. As a result, the Audit Committee, with the assistance of outside legal counsel, commenced an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants during the period from 1992 to the present (the “Review Period”).
On February 1, 2007, the Company announced that, while the review of option grant practices was continuing, it believed that it would need to record additional non-cash charges for stock-based compensation expense relating to certain stock option grants and, accordingly, cautioned investors about relying on its historical financial statements until the Company could determine with certainty whether a restatement would be required and, if so, the extent of any such restatement and the periods affected.
On March 19, 2007, although the Audit Committee had not yet completed its review, the Audit Committee concluded that the exercise price of certain stock option grants differed from the fair market value of the underlying shares on the appropriate measurement date. At that time, the Company and the Audit Committee announced that it was currently expected that the Company’s additional non-cash, pre-tax charges for stock-based compensation expense relating to certain stock option grants would approximate $63 million for the Review Period. In addition, the Company and the Audit Committee concluded that the Company would need to restate its previously-issued financial statements contained in reports previously filed by the Company with the SEC. Accordingly, on March 19, 2007, the Company and the Audit Committee concluded that the Company’s previously-issued financial statements and other historical financial information and related disclosures for the Review Period, including applicable reports of its current or former independent registered public accounting firms and related press releases, should not be relied upon.
On May 25, 2007, the Company was advised by the Enforcement Division of the SEC that a Formal Order of Private Investigation arising out of the Company’s stock option practices had been entered and on May 29, 2007 the Company received a subpoena that was issued by the SEC.

On May 31, 2007, the Company announced that, as a result of the ongoing review of stock option practices, Company management and the Audit Committee expected that the Company’s additional non-cash, pre-tax charges for stock-based compensation expense relating to certain stock option grants would approximate $70 million for the Review Period.
Findings of the Audit Committee
During the Review Period, the Company granted stock options pursuant to an employee stock option plan and a director stock option plan to acquire approximately 10.9 million shares of common stock. Such plans at all relevant times provided for option grants to be approved by a designated committee of non-employee directors or, in the case of the director stock option plan, by the Board. Approximately 2,000 stock option grants were awarded during the Review Period with 69 recorded grant dates. No stock options have been granted since September, 2006. The Audit Committee reviewed all stock options granted during the Review Period, including option grants to the Company’s directors, officers and rank and file employees (including grants to new employees, grants awarded in connection with Company acquisitions and grants made as individual or group performance awards). The Audit Committee’s review of the Company’s stock option granting practices included a comprehensive examination of reasonably available relevant physical and electronic documents as well as interviews with current and former directors, officers and Company personnel.
The Audit Committee’s review was initially focused on determining whether the Company’s prior stock option granting practices were in compliance with the plans’ granting provisions and applicable law or called into question its accounting for such options. Once it became evident that such issues and accounting implications existed, the inquiry focused on those matters necessary: to determine whether any accounting charges were material and whether a restatement of the Company’s previously-issued financial statements would be required; to establish a basis for effecting any required restatement; to assure that, on as timely a basis as possible, the Company could file any required curative disclosures with the SEC and assure its continued eligibility for listing on The NASDAQ Stock Market (“NASDAQ”); and to provide an informed basis for the Company’s response to the identified issues, including appropriate corrective and remedial actions.
The following information summarizes certain of the findings of the Audit Committee. The findings identified approximately $71.5 million of unrecorded expense at the time of grant (i.e., the difference between the fair market value of the common stock on the appropriate measurement date and the stated exercise price), net of forfeitures, during the Review Period, of which $70.0 million was recorded in the Company’s Consolidated Financial Statements through March 31, 2006 and $1.5 million of unrecorded expense at the time of grant will be included, beginning at April 1, 2006, in the Company’s computation of compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). The following summarizes the unrecorded expense at the time of grant by time period and category of recipient:
•	$4.2 million for the period from Fiscal 1993 through Fiscal 1997 ($0.2 million for directors, $2.5 million for officers and $1.5 million for rank and file employees)

•	$45.6 million for the period from Fiscal 1998 through August 2002 ($1.1 million for directors, $25.7 million for officers and $18.7 million for rank and file employees)

•	$21.8 million for the period from August 2002 to the present ($0.04 million for directors, $0.6 million for officers and $21.1 million for rank and file employees)
The Audit Committee’s additional key findings are summarized below:
Lack of Adequate Documentation: For a majority of grants issued by the Company during the Review Period, there is either no or inadequate documentation of approval actions that satisfies the requisites for establishing a measurement date under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Of the 69 recorded grant dates, there are documented approval actions by the Board or the Option or Compensation Committee of the Board (the “Compensation Committee”) with respect to particular grants for 12 dates. In the period December 1992 to May 1996, neither the minutes of the Compensation Committee nor of the Board reflect any action to approve specific grants. In some instances, evidence of single director (the chairman of the Compensation Committee) approval actions exists. This absence of non-employee director level documentation also applies to a majority of grants with a recorded grant date after 1996. In some cases, Compensation Committee minutes contain a reference to reports on the status of the option pool but do not document any action to approve specific grants.

Approval documentation for certain grants has internal inconsistencies or conflicts with other documents thereby rendering this documentation unreliable as a basis for establishing a measurement date. In some cases, the only existing documentation is the executed option agreement and/or the entry of the option grant into the option database. Notwithstanding these approval documentation inadequacies, the Company entered into option agreements with grantees and has honored such grants.
Grant Approvals: During the Review Period, relatively few option grants were approved in complete compliance with the Company’s stock option plans. Available documentation reflects that the Company approved option grants in a variety of ways. With respect to the employee stock option plan, grants were approved by the Compensation Committee as contemplated by the plan at various times, by the full Board in 1998 and 1999, by a single director (the chairman of the Compensation Committee) on nine recorded grant dates during the period 1994 through 2001 and by the Company’s Chief Executive Officer (“CEO”) at various times. With respect to the director stock option plan, grants were generally approved by the designated Board committee and, in a few cases, by the chairman of the Compensation Committee. In one instance in 2000, there is no conclusive documentary evidence of the approval of director grants other than the signed director option agreements.
The delegation of authority by the Compensation Committee to the CEO with respect to grants to rank and file employees was not fully documented. However, there was an understood and accepted practice between the CEO and the Compensation Committee whereby the CEO made certain awards to individual employees. In some instances, this involved the allocation among rank and file employees of blocks of shares approved by the Compensation Committee; in three (3) such instances, the number of shares ultimately awarded pursuant to this process exceeded the approved size of the block, which was contrary to the understanding of the Compensation Committee members. Further, contrary to the understanding of Committee members, the award and/or documentation of those individual grants often significantly lagged the approval of the block grant. In August 2005, the Compensation Committee specifically acknowledged a prior grant of delegated authority to the CEO to make option grants to rank and file employees and ratified all prior awards by the CEO. In some cases, documentation of approval action is either inconclusive or missing, and the Company therefore has been unable to determine what entity or person actually approved specific grants.
Option Pricing: The recorded grant dates for a majority of grants do not match the applicable measurement dates as determined under APB 25. The grants of options with exercise prices lower than the fair market values of the stock on the actual measurement dates did not satisfy the fair market pricing requirement in the Company’s plans, as amended in 1998, and were not consistent with the Company’s disclosures in SEC filings stating that the exercise price of options was equal to the fair market value of the stock on the date of the grant.
The relationship between the stated exercise price of options and the fair market value of the Company’s stock on the date of the identifiable approval actions varied from grant to grant. In some cases, the exercise price of grants reflected the fair market value of the underlying shares on the date of any documented approval action. In other cases, the exercise prices reflected the fair market value of the underlying shares on a date either prior or subsequent to any such documented approval action and the exercise price was lower than the fair market value on the date of any such action. In several such cases before August 2002, the use of such grant dates and lower exercise prices (together with other available evidence) supports a finding that the recorded grant dates and corresponding exercise prices were selected with the benefit of hindsight. For certain grants where the mismatch between the recorded grant date and the approval action was only a matter of days, however, the mismatch appears to have been attributable to inaccurate recording or administrative delays. In some cases, the apparent approval action did not identify all grantees; for example, there are cases where a block grant was approved subject to a later determination of individual grant recipients and grants were recorded with a grant date, and corresponding exercise price, that matched the date of the apparent approval of the block grant and the fair market value of the common stock on that date although individual grant recipients may have been identified some time after approval of the block grant. Finally, in some cases, the approval action for specific grants is not adequately documented. Where the recorded grant date did not satisfy the requisites for a measurement date under APB 25, the Company relied on default methodologies to determine an appropriate measurement date.
Internal Controls: As outlined above, the Company’s historical administration of its options program lacked discipline as it relates to proper adherence to the plan requirements, corporate recordkeeping and documentation. Since November 2003, however, the Company has properly administered the stock option program as it relates to awards to directors and officers. During the investigation, the Company identified control gaps related to grants made throughout the Review Period. As of March 31, 2007, the Company implemented additional procedures to its process that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
Procedural and Remedial Actions
The Audit Committee and other relevant Board committees are committed to a continued review and implementation of procedural enhancements and remedial actions in light of the foregoing findings. Consistent with its obligation to act in the best interests of the Company taking into account all relevant facts and circumstances, the Audit Committee is continuing to assess the appropriateness of a broad range of possible procedural enhancements and potential remedial measures in light of the findings of its investigation. While the Audit Committee has not completed its consideration of all such steps, procedural enhancements may include recommendations regarding improved stock option administration procedures and controls, training and monitoring compliance with those procedures, corporate recordkeeping, corporate risk assessment, evaluation of the internal compliance environment and other remedial steps that may be appropriate. The Audit Committee is also expected to address issues of individual conduct or responsibility, including those of the Board, CEOs and Chief Financial Officers (“CFOs”) serving during the Review Period. Potential remedial measures may include an evaluation of the role of and possible claims or other remedial actions against current and former Company personnel who may be found to have been responsible for identified problems during the Review Period. The Audit Committee expects to recommend to the Board and/or its appropriate committees procedural enhancements and remedial measures that appropriately address the issues raised by its findings. In advance of action by the Audit Committee, as noted above, the Company has implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
Restatement Methodologies
As of April 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense is to be recognized for all share-based compensation awards granted after the date of adoption and for all unvested awards existing on the date of adoption. Prior to April 1, 2006, the Company accounted for stock-based compensation awards to directors, officers and rank and file employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options was required to be recognized if the exercise price of the stock option was at least equal to the fair market value of the common stock on the “measurement date.” APB 25 defines the measurement date as the first date on which are known both (1) the number of shares that an individual grant recipient is entitled to receive and (2) the option or purchase price, if any.
In light of the Audit Committee’s review of the Company’s stock option granting practices during the Review Period and as to those cases in which the Company previously used a recorded grant date as the measurement date that the Company determined could no longer be relied upon, the Company has developed and applied the following methodologies to remeasure those stock option grants and record the relevant charges in accordance with APB 25 by considering the following sources of information: (i) meeting minutes of the Board and of committees thereof and related materials, (ii) Unanimous Written Consents of the Board and of committees thereof, (iii) the dates on which stock option grants were entered into the Company’s stock option database (“create date”), (iv) relevant email correspondence reflecting stock option grant approval actions, (v) individual stock option agreements and related materials, (vi) employee and Board offer letters, (vii) documents relating to acquisitions, (viii) reports on Form 4 filed with the SEC and (ix) guidance of the Office of the Chief Accountant of the SEC on stock option matters as set forth in its letter dated September 19, 2006.
Grants with Appropriate Committee Approval. With respect to grants of approximately 1.0 million shares, or approximately 9% of the total grants in the Review Period, the Company has evidence to support the approval of the grant under the stock option plans by the relevant committee of the Board, and such evidence includes the number of options each individual was entitled to receive and the option price. However, the relationship between these documented approval actions and the originally-recorded grant dates and exercise prices for the options so approved varied during the Review Period. In some cases, grants were recorded with a grant date and a corresponding exercise price that matched the date of the approval action or were otherwise consistent with the terms of the approval actions. In other cases, however, the recorded grant dates and corresponding exercise prices of the grants reflected the fair market value of the common stock on a date prior to the committee’s documented approval actions. The Company has restated the compensation expense for stock option grants relating to approximately 0.4 million shares of common stock by using the date of the documented approval action as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $1.8 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.07 million relates to director options, $1.3 million relates to officer options and $0.4 million relates to rank and file employee options.
Grants with Other Approvals. With respect to grants of approximately 1.9 million shares, or approximately 18% of the total grants in the Review Period, the Company has evidence to support the approval of the grant by the Board, an outside director or the Company’s CEO and the identification of the number of options each individual was entitled to receive together with the option price. These grants are distinguished from the grants described in the prior paragraph in that the nature of the approval was not fully consistent with the terms of the relevant stock option plan. As with the grants discussed in the preceding paragraph, the relationship between these documented approval actions and the originally-recorded grant dates and exercise prices for the options so approved varied during the Review Period. In some cases, grants were recorded with a grant date and a corresponding exercise price that matched the date of the approval action or were otherwise consistent with the terms of the approval action. In other cases, however, the recorded grant dates and corresponding exercise prices of the grants reflected the fair market value of the Company’s stock on a date prior to the approval action. The Company has restated the compensation expense for stock option grants relating to approximately 1.6 million shares of common stock by using the date of the documented approval action as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $7.6 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.5 million relates to director options, $2.6 million relates to officer options and $4.5 million relates to rank and file employee options.

Grants Lacking Adequate Documentation. With respect to grants of approximately 7.9 million shares (5.0 million shares to rank and file employees), or 73.0% of the total grants in the Review Period, the Company has been unable to locate adequate documentation of approval actions that would satisfy the requisites for a measurement date under APB 25. For these grants, management considered all available relevant information to form a reasonable conclusion as to the most reasonable measurement date. For all grants in this category, the Company has established default methodologies for determining the most appropriate measurement date under APB 25.
With respect to grants entered into the Company’s stock option database after September 9, 1999, when the database began to reflect a “create date” which is the date on which a grant was entered into the system, the Company has determined to use the individual “create date” for each grant as the APB 25 measurement date, which was in most cases different from the originally-recorded grant date. The Company believes that this “create date” is the most appropriate methodology in the absence of sufficient evidence of approvals for these grants as it represents the earliest point in time at which the evidence shows that all requisites for the establishment of the measurement date had been satisfied. Such “create dates” preceded, often by a significant amount of time, the execution of stock option agreements, which, generally, were manually signed by the Company’s CEO and manually signed and dated by the grantee. In addition, in almost all cases, a grant entered into the database, which established the “create date,” ultimately resulted in the creation of a stock option agreement reflecting such grant. Accordingly, while execution of the stock option agreements constituted a clear acknowledgement by the grantee and the Company of the grantee’s legal entitlement to the grant the Company believes the “create date” more accurately reflects the date of approval than does the signed option agreement. The Company has restated the compensation expense for stock option grants relating to approximately 4.2 million shares of common stock by using the “create date” as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $49.8 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.5 million relates to director options, $17.2 million relates to officer options and $32.2 million relates to rank and file employee options. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to such create dates included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the create date for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted for which the “create date” methodology was utilized to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.09 million to $73.8 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $49.8 million, net of forfeitures, included in the Restatement.
For options entered into the Company’s option database before September 9, 1999, the Company determined the measurement date generally by reference to signed option agreements (or the deemed signature date for certain options as discussed below). The executed option agreements (hereinafter “signed option agreements”), manually signed by the Company’s CEO and manually signed and dated by the grantee, constituted an acknowledgement by the grantee and the Company of the grantee’s legal entitlement to the grant and, in the absence of authoritative information as to when all the requisites for the establishment of the measurement date had been satisfied, provides a measurement date framework based on entitlement. The Company has restated the compensation expense for stock option grants relating to approximately 1.4 million shares of common stock by using the signed option agreements as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $6.4 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.3 million relates to director options, $3.6 million relates to officer options and $2.5 million relates to rank and file employee options. The Company believes this methodology was the most appropriate in the absence of sufficient evidence of approvals for these grants as it represents the earliest point in time at which the evidence shows that all requisites for the establishment of the measurement date had been satisfied for these grants. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to the dating of signed option agreements included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the date of the grantee’s signature on the stock option agreement for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted for which the signed option agreements methodology was utilized to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.03 million to $9.6 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $6.4 million, net of forfeitures, included in the Restatement.
In those cases where no reliably-dated signed option agreement could be located and where no post-September 9, 1999 “create date” exists (stock option grants totaling approximately 0.9 million shares), the Company used the average period between recorded grant date and date of the signatures on all other grantee signed option agreements with the same grant date as the measurement date. For example, if there were four stock option grants with a grant date of January 1, 1996, the Company had the signed option agreements for three of these stock option grants and the average number of days between the grant date and the signature dates of these three signed option agreements was 20 days, January 21, 1996 was used as the measurement date for the grant for which no signed option agreement could be located. The Company has restated the compensation expense for stock option grants relating to approximately 0.7 million shares of common stock using this “average days to sign agreement” method. The total additional non-cash, pre-tax charge for these grants is approximately $4.4 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.06 million relates to director options, $4.2 million relates to officer options and $0.2 million relates to rank and file employee options. The Company believes this methodology was the most appropriate in the absence of sufficient evidence of approvals for these grants because it gives a reasonable approximation of the measurement date related to these options in light of the available evidence. The Company conducted a sensitivity analysis by comparing the Company’s current default methodology (i.e., “average days to sign agreement”) with another default methodology. For this analysis, the Company identified the range of potential grant dates defined by the earliest signed option agreement and the latest signed option agreement. The Company then identified the low and high closing prices of the common stock over the range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $2.6 million to $5.9 million, net of forfeitures. The Company’s analyses indicate that stock-based compensation expense computed using other identified alternative default methodologies would not materially differ from stock-based compensation expense computed using the “average days to sign agreement” methodology. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to the average days to sign agreements also included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the average days to sign agreement for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.03 million to $6.1 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $4.4 million, net of forfeitures, included in the Restatement.
Given the volatility of the common stock during much of the Review Period, the use of methodologies and measurement dates different from those described above could have resulted in a higher or lower cumulative compensation expense which would have caused net income or loss to be different from the amounts reported in the restated consolidated financial statements. The Company’s procedures for evaluating the appropriateness of measurement dates fixed using the default methodologies described above also included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the appropriate measurement date for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $9.3 million to $99.3 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $70.0 million, net of forfeitures, included in the Restatement.
Other adjustments through March 31, 2006
From 1994 through 1998, the Company did not properly account for stock options for one officer that were modified after the grant date pursuant to a separation agreement. Some of these modifications were not identified in the Company’s financial reporting processes and were therefore not properly reflected in its financial statements. As a result, the Company has recorded a non-cash charge for stock-based compensation of $1.0 million during Fiscal 1999.
Summary
In summary, the Company recorded cumulative non-cash charges for stock-based compensation of $70.9 million through March 31, 2006, offset in part by a cumulative income tax benefit of $27.7 million, for a total after-tax charge of $43.2 million. These charges had no impact on net sales or cash and cash equivalents as previously reported in the Company’s financial statements; as a result, no changes to these items are reflected in the Restatement. Non-cash charges for stock-based compensation expense have been recorded as adjustments to “Selling, General, and Administrative Expenses” within the Company’s Consolidated Statements of Income.
1Q07 Restatement
In addition to the Restatement noted above through March 31, 2006, the Company has recorded a non-cash charge for stock-based compensation of $1.6 million for the three (3) month period ended July 1, 2006, offset in part by an income tax benefit of $0.6 million, or a total after-tax charge of $1.0 million. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007.
The table below reflects the impact of the additional non-cash charges for stock-based compensation expense on the Company’s Consolidated Statements of Income, including the cumulative adjustment to Retained Earnings as of March 31, 2006 and July 1, 2006 on the Company’s Consolidated Balance Sheet. See Note 3 of the Notes to Consolidated Financial Statements for reference to footnote disclosure that reconciles the previously filed annual financial information to the restated annual financial information. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

						(As
	(As			Adjust-		previously		(As
	previously	Adjust-	Income	ment,	(As	reported)		Restated)
	reported)	ment,	Tax	Net of	Restated)	Diluted	Adjust-	Diluted
	Net Income	Pre-Tax	Benefit	Tax	Net Income	EPS	ment	EPS

FY 94	$13,370	$43	$(19)	$24	$13,346	$0.83	$—	$0.83
FY 95	14,515	461	(144)	317	14,198	0.89	(0.02)	0.87
FY 96	18,278	406	(151)	255	18,023	1.10	(0.01)	1.09
FY 97	24,792	1,172	(456)	716	24,076	1.40	(0.04)	1.36
FY 98	32,404	3,595	(1,393)	2,202	30,202	1.79	(0.12)	1.67
FY 99	38,145	4,506	(1,732)	2,774	35,371	2.09	(0.15)	1.94
FY 00	48,852	5,778	(2,209)	3,569	45,283	2.60	(0.19)	2.41
FY 01	64,190	10,290	(3,953)	6,337	57,853	3.22	(0.32)	2.90
FY 02	62,042	11,333	(4,381)	6,952	55,090	2.97	(0.33)	2.64
FY 03	48,685	8,927	(2,328)	6,599	42,086	2.39	(0.32)	2.07
FY 04	47,243	8,197	(4,156)	4,041	43,202	2.52	(0.22)	2.30
FY 05	29,912	5,178	(2,312)	2,866	27,046	1.68	(0.16)	1.52

Cumulative 03/31/05	$442,428	$59,886	$(23,234)	$36,652	$405,776	$23.48	$(1.89)	$21.59

1Q06	7,394	1,120	(442)	678	6,716	0.43	(0.04)	0.39
2Q06	12,797	1,126	(444)	682	12,115	0.74	(0.04)	0.70
3Q06	12,511	2,431	(959)	1,472	11,039	0.70	(0.08)	0.62
4Q06	4,656	6,368	(2,612)	3,756	900	0.26	(0.21)	0.05

FY 06	$37,358	$11,045	$(4,457)	$6,588	$30,770	$2.13	$(0.37)	$1.76

Cumulative 03/31/06	$479,786	$70,931	$(27,691)	$43,240	$436,546	$25.61	$(2.26)	$23.35

1Q07	7,807	1,629	(635)	994	6,813	0.43	(0.06)	0.37

Cumulative 07/01/06	$487,593	$72,560	$(28,326)	$44,234	$443,359	$26.04	$(2.32)	$23.72

For the convenience of the reader, this Form 10-Q/A sets forth Part I of the 1Q07 Form 10-Q in its entirety, as amended by, and to reflect, the Restatement. This Form 10-Q/A generally does not reflect events that have occurred after August 10, 2006, the original filing date of the 1Q07 Form 10-Q, or modify or update the disclosures originally presented in the 1Q07 Form 10-Q except to reflect the effects of the Restatement, to reflect changes in the Company’s evaluation of disclosure controls and procedures. Accordingly, only the following items of the 1Q07 Form 10-Q have been amended:

Part I	Item 1	Financial Statements (Unaudited)
Part I	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I	Item 4	Controls and Procedures
Part II	Item 6	Exhibits
Income Tax Considerations
In the course of the investigation, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to be granted at less than fair market value, pursuant to Section 162(m) of the Code (“Section 162(m)”), any compensation to officers, including proceeds from options exercised, in any given tax year in excess of $1.0 million will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax effected liability for any such disallowed Section 162(m) deduction would approximate $3.6 million. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.

In addition, the Company is considering the application of Section 409A of the Code (“Section 409A”) to those options for which it incorrectly applied the measurement date as defined in APB 25. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes and thus subject to Section 409A. Accordingly, the Company may adopt measures to address the application of Section 409A. The Company does not currently know what impact Section 409A will have, or any such measures, if adopted, would have, on its results of operations, financial position or cash flows, although such impact could be material.
Expenses Incurred by the Company
The Company has incurred expenses for legal fees and external audit firm fees, in the aggregate amount of approximately $0.6 million, in the fiscal year ended March 31, 2007, in relation to (i) the Audit Committee’s review of the Company’s historical stock option practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the Securities and Exchange Commission regarding its past stock option practices, (iii) the derivative action relating to the Company’s historical stock option practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers as to whom it may have indemnification obligations and (iv) related matters. Further, the Company expects to incur significant additional expense related to the foregoing matters in the fiscal year ending March 31, 2008. It is anticipated that certain of those expenses will be reimbursed under the Company’s directors’ & officers’ indemnification insurance.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS (1)

	(As Restated)	(As Restated)
In thousands, except par value	July 1, 2006	March 31, 2006
	(Unaudited)	(Unaudited)

Assets
Cash and cash equivalents	$14,360	$11,207
Accounts receivable, net of allowance for doubtful accounts of $15,884 and $9,517	172,315	116,713
Lease receivables	1,071	512
Inventories, net	68,243	53,926
Costs and estimated earnings in excess of billings on uncompleted contracts	55,400	23,803
Deferred tax asset	8,873	8,973
Net current assets of discontinued operations	404	467
Other current assets	27,187	15,523

Total current assets	347,853	231,124
Property, plant and equipment, net	39,029	35,124
Goodwill, net	593,188	468,724
Customer relationships, net	54,036	24,657
Other intangibles, net	35,471	30,783
Lease receivables, net of current portion	987	--
Deferred tax asset	19,065	19,909
Other assets	3,982	5,091

Total assets	$1,093,611	$815,412

Liabilities
Current maturities of long-term debt	$704	$1,049
Current maturities of discounted lease rentals	9	30
Accounts payable	73,753	44,943
Billings in excess of costs and estimated earnings on uncompleted contracts	15,483	8,648
Deferred revenue	53,365	22,211
Accrued liabilities:
Compensation and benefits	25,644	13,954
Restructuring reserve	16,090	3,292
Other liabilities	52,245	27,817
Income taxes	9,887	9,511

Total current liabilities	247,180	131,455
Long-term debt	243,886	122,673
Restructuring reserve	14,646	7,406
Other liabilities	16,863	887
Stockholders’ Equity
Preferred stock authorized 5,000, par value $1.00, none issued	--	--
Common stock authorized 100,000, par value $.001, 17,680 and 17,593 shares outstanding	25	25
Additional paid-in capital	424,141	418,141
Retained earnings	424,365	418,613
Treasury stock, at cost, 6,935 and 6,935 shares	(296,824)	(296,824)
Accumulated other comprehensive income	19,329	13,036

Total stockholders’ equity	571,036	552,991

Total liabilities and stockholders’ equity	$1,093,611	$815,412

(1)	See Note 3 of the Notes to Consolidated Financial Statements
See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (1)

	Three months ended (Unaudited)
	(As Restated)	(As Restated)
In thousands, except per share amounts	July 1, 2006	July 2, 2005

Revenues
Hotline products	$52,225	$53,452
On-site services	178,170	125,830

Total	230,395	179,282
Cost of sales
Hotline products	25,461	25,874
On-site services	119,090	82,468

Total	144,551	108,342

Gross profit	85,844	70,940

Selling, general and administrative expenses	70,202	52,040
Restructuring and other charges	--	5,290
Intangibles amortization	1,506	1,558

Operating income	14,136	12,052

Interest expense, net	3,640	1,959
Other expense, net	115	(75)

Income before provision for income taxes	10,381	10,168

Provision for income taxes	3,568	3,452

Net income	$6,813	$6,716

Earnings per common share
Basic	$0.39	$0.40
Diluted	$0.37	$0.39

Weighted average common shares outstanding
Basic	17,626	16,845
Diluted	18,262	17,042

Dividends per share	$0.06	$0.06

(1)	See Note 3 of the Notes to Consolidated Financial Statements
See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

	Three months ended (Unaudited)
	(As Restated)	(As Restated)
In thousands	July 1, 2006	July 2, 2005

Operating Activities
Net income	$6,813	$6,716
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,806	3,791
Deferred tax provision/(benefit)	(508)	(3,091)
Stock compensation expense	3,249	1,120
Tax impact from exercised options	779	187
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	11,218	4,785
Inventories, net	(1,066)	5,032
Other current assets	(2,427)	(7,371)
Proceeds from lease contracts	312	735
Accounts payable and accrued liabilities	(9,569)	(1,101)

Net cash provided by operating activities	12,607	10,803

Investing Activities
Capital expenditures	(1,523)	(492)
Capital disposals	30	813
Acquisition of businesses, net of cash acquired	(129,161)	(13,492)
Prior merger-related (payments)/recoveries	(1,350)	44

Net cash used in investing activities	(132,004)	(13,127)

Financing Activities
Repayment of borrowings	(73,769)	(53,177)
Proceeds from borrowings	194,522	56,249
Repayments on discounted lease rentals	(21)	(423)
Proceeds from the exercise of options	3,530	136
Payment of dividends	(1,055)	(1,011)

Net cash provided by financing activities	123,207	1,774

Foreign currency exchange impact on cash	(657)	(34)

Increase/(decrease) in cash and cash equivalents	3,153	(584)
Cash and cash equivalents at beginning of year	11,207	11,592

Cash and cash equivalents at end of year	$14,360	$11,008

Supplemental Cash Flow:
Cash paid for interest	$2,601	$2,140
Cash paid for income taxes	2,685	1,240
Non-cash financing activities:
Dividends payable	1,061	1,011
Capital leases	109	390

(1)	See Note 3 of the Notes to Consolidated Financial Statements
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
As previously disclosed, the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2006 will need to be restated and, therefore, should not be relied upon. See Note 3 of the Notes to Consolidated Financial Statements.
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes as of June 30, 2006 and 2005 were July 1, 2006 and July 2, 2005, respectively. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced.
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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options was required to be recognized in the Company’s Consolidated Financial Statements if the exercise price of the stock options was equal to or greater than the fair market value of the underlying stock at the measurement date.
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been retrospectively adjusted to reflect, and do not include, the impact of SFAS 123(R). See Note 14 of the Notes to the Consolidated Financial Statements for additional information.
On November 10, 2005, the Financial Accounting Standards Board (the “FASB”) issued Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.
Reclassification
Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the Fiscal 2007 first quarter (fiscal quarter ending June 30, 2006) presentation.
Recent Accounting Pronouncements
Accounting for Income Taxes
In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.
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

Segments
In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”). This Statement clarifies the aggregation criteria of operating segments as defined in SFAS 131 (as defined below in Note 15 of the Notes to Consolidated Financial Statements). The effective date of this Statement is for fiscal years ending after September 15, 2005. The Company believes that its current segment reporting complies with EITF 04-10.
Stock-Based Compensation
In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) is a revision of SFAS 123, supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost will be based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost is no longer an alternative under SFAS 123(R). The Company adopted SFAS 123(R) as of April 1, 2006, the first day of the Company’s Fiscal Year 2007, using the modified prospective transition method. This transition method requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The Company’s Consolidated Financial Statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). However, had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the amounts in its disclosure of pro forma net income and earnings per share in Note 14 of the Notes to Consolidated Financial Statements.
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
Note 3: Restatement of Consolidated Financial Statements
Restatement through March 31, 2006
Background
On November 13, 2006, Black Box received a letter of informal inquiry from the Enforcement Division of the SEC relating to the Company’s stock option practices from January 1, 1997 to present. As a result, the Audit Committee, with the assistance of outside legal counsel, commenced an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants during the period from 1992 to the present (the “Review Period”).
On February 1, 2007, the Company announced that, while the review of option grant practices was continuing, it believed that it would need to record additional non-cash charges for stock-based compensation expense relating to certain stock option grants and, accordingly, cautioned investors about relying on its historical financial statements until the Company could determine with certainty whether a restatement would be required and, if so, the extent of any such restatement and the periods affected.
On March 19, 2007, although the Audit Committee had not yet completed its review, the Audit Committee concluded that the exercise price of certain stock option grants differed from the fair market value of the underlying shares on the appropriate measurement date. At that time, the Company and the Audit Committee announced that it was currently expected that the Company’s additional non-cash, pre-tax charges for stock-based compensation expense relating to certain stock option grants would approximate $63 million for the Review Period. In addition, the Company and the Audit Committee concluded that the Company would need to restate its previously-issued financial statements contained in reports previously filed by the Company with the SEC. Accordingly, on March 19, 2007, the Company and the Audit Committee concluded that the Company’s previously-issued financial statements and other historical financial information and related disclosures for the Review Period, including applicable reports of its current or former independent registered public accounting firms and related press releases, should not be relied upon.

On May 25, 2007, the Company was advised by the Enforcement Division of the SEC that a Formal Order of Private Investigation arising out of the Company’s stock option practices had been entered and on May 29, 2007 the Company received a subpoena that was issued by the SEC.
On May 31, 2007, the Company announced that, as a result of the ongoing review of stock option practices, Company management and the Audit Committee expected that the Company’s additional non-cash, pre-tax charges for stock-based compensation expense relating to certain stock option grants would approximate $70 million for the Review Period.
Findings of the Audit Committee
During the Review Period, the Company granted stock options pursuant to an employee stock option plan and a director stock option plan to acquire approximately 10.9 million shares of common stock, par value $.001 per share (the “common stock”). Such plans at all relevant times provided for option grants to be approved by a designated committee of non-employee directors or, in the case of the director stock option plan, by the Company’s Board of Directors (“the Board”). Approximately 2,000 stock option grants were awarded during the Review Period with 69 recorded grant dates. No stock options have been granted since September, 2006. The Audit Committee reviewed all stock options granted during the Review Period, including option grants to the Company’s directors, officers and rank and file employees (including grants to new employees, grants awarded in connection with Company acquisitions and grants made as individual or group performance awards). The Audit Committee’s review of the Company’s stock option granting practices included a comprehensive examination of reasonably available relevant physical and electronic documents as well as interviews with current and former directors, officers and Company personnel.
The Audit Committee’s review was initially focused on determining whether the Company’s prior stock option granting practices were in compliance with the plans’ granting provisions and applicable law or called into question its accounting for such options. Once it became evident that such issues and accounting implications existed, the inquiry focused on those matters necessary: to determine whether any accounting charges were material and whether a restatement of the Company’s previously-issued financial statements would be required; to establish a basis for effecting any required restatement; to assure that, on as timely a basis as possible, the Company could file any required curative disclosures with the SEC and assure its continued eligibility for listing on The NASDAQ Stock Market; and to provide an informed basis for the Company’s response to the identified issues, including appropriate corrective and remedial actions.
The following information summarizes certain of the findings of the Audit Committee. The findings identified approximately $71.5 million of unrecorded expense at the time of grant (i.e., the difference between the fair market value of the common stock on the appropriate measurement date and the stated exercise price), net of forfeitures, during the Review Period, of which $70.0 million was recorded in the Company’s Consolidated Financial Statements through March 31, 2006 and $1.5 million of unrecorded expense at the time of grant will be included, beginning at April 1, 2006, in the Company’s computation of compensation expense in accordance with SFAS 123(R). The following summarizes the unrecorded expense at the time of grant by time period and category of recipient:
•	$4.2 million for the period from Fiscal 1993 through Fiscal 1997 ($0.2 million for directors, $2.5 million for officers and $1.5 million for rank and file employees)

•	$45.6 million for the period from Fiscal 1998 through August 2002 ($1.1 million for directors, $25.7 million for officers and $18.7 million for rank and file employees)

•	$21.8 million for the period from August 2002 to the present ($0.04 million for directors, $0.6 million for officers and $21.1 million for rank and file employees)
The Audit Committee’s additional key findings are summarized below:
Lack of Adequate Documentation: For a majority of grants issued by the Company during the Review Period, there is either no or inadequate documentation of approval actions that satisfies the requisites for establishing a measurement date under APB 25. Of the 69 recorded grant dates, there are documented approval actions by the Board or the Option or Compensation Committee of the Board (the “Compensation Committee”) with respect to particular grants for 12 dates. In the period December 1992 to May 1996, neither the minutes of the Compensation Committee nor of the Board reflect any action to approve specific grants. In some instances, evidence of single director (the chairman of the Compensation Committee) approval actions exists. This absence of non-employee director level documentation also applies to a majority of grants with a recorded grant date after 1996. In some cases, Compensation Committee minutes contain a reference to reports on the status of the option pool but do not document any action to approve specific grants. Approval documentation for certain grants has internal inconsistencies or conflicts with other documents thereby rendering this documentation unreliable as a basis for establishing a measurement date. In some cases, the only existing documentation is the executed option agreement and/or the entry of the option grant into the option database. Notwithstanding these approval documentation inadequacies, the Company entered into option agreements with grantees and has honored such grants.

Grant Approvals: During the Review Period, relatively few option grants were approved in complete compliance with the Company’s stock option plans. Available documentation reflects that the Company approved option grants in a variety of ways. With respect to the employee stock option plan, grants were approved by the Compensation Committee as contemplated by the plan at various times, by the full Board in 1998 and 1999, by a single director (the chairman of the Compensation Committee) on nine recorded grant dates during the period 1994 through 2001 and by the Company’s Chief Executive Officer (“CEO”) at various times. With respect to the director stock option plan, grants were generally approved by the designated Board committee and, in a few cases, by the chairman of the Compensation Committee. In one instance in 2000, there is no conclusive documentary evidence of the approval of director grants other than the signed director option agreements.
The delegation of authority by the Compensation Committee to the CEO with respect to grants to rank and file employees was not fully documented. However, there was an understood and accepted practice between the CEO and the Compensation Committee whereby the CEO made certain awards to individual employees. In some instances, this involved the allocation among rank and file employees of blocks of shares approved by the Compensation Committee; in three (3) such instances, the number of shares ultimately awarded pursuant to this process exceeded the approved size of the block, which was contrary to the understanding of the Compensation Committee members. Further, contrary to the understanding of Committee members, the award and/or documentation of those individual grants often significantly lagged the approval of the block grant. In August 2005, the Compensation Committee specifically acknowledged a prior grant of delegated authority to the CEO to make option grants to rank and file employees and ratified all prior awards by the CEO. In some cases, documentation of approval action is either inconclusive or missing, and the Company therefore has been unable to determine what entity or person actually approved specific grants.
Option Pricing: The recorded grant dates for a majority of grants do not match the applicable measurement dates as determined under APB 25. The grants of options with exercise prices lower than the fair market values of the stock on the actual measurement dates did not satisfy the fair market pricing requirement in the Company’s plans, as amended in 1998, and were not consistent with the Company’s disclosures in SEC filings stating that the exercise price of options was equal to the fair market value of the stock on the date of the grant.
The relationship between the stated exercise price of options and the fair market value of the Company’s stock on the date of the identifiable approval actions varied from grant to grant. In some cases, the exercise price of grants reflected the fair market value of the underlying shares on the date of any documented approval action. In other cases, the exercise prices reflected the fair market value of the underlying shares on a date either prior or subsequent to any such documented approval action and the exercise price was lower than the fair market value on the date of any such action. In several such cases before August 2002, the use of such grant dates and lower exercise prices (together with other available evidence) supports a finding that the recorded grant dates and corresponding exercise prices were selected with the benefit of hindsight. For certain grants where the mismatch between the recorded grant date and the approval action was only a matter of days, however, the mismatch appears to have been attributable to inaccurate recording or administrative delays. In some cases, the apparent approval action did not identify all grantees; for example, there are cases where a block grant was approved subject to a later determination of individual grant recipients and grants were recorded with a grant date, and corresponding exercise price, that matched the date of the apparent approval of the block grant and the fair market value of the common stock on that date although individual grant recipients may have been identified some time after approval of the block grant. Finally, in some cases, the approval action for specific grants is not adequately documented. Where the recorded grant date did not satisfy the requisites for a measurement date under APB 25, the Company relied on default methodologies to determine an appropriate measurement date.
Internal Controls: As outlined above, the Company’s historical administration of its options program lacked discipline as it relates to proper adherence to the plan requirements, corporate recordkeeping and documentation. Since November 2003, however, the Company has properly administered the stock option program as it relates to awards to directors and officers. During the investigation, the Company identified control gaps related to grants made throughout the Review Period. As of March 31, 2007, the Company implemented additional procedures to its process that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
Procedural and Remedial Actions
The Audit Committee and other relevant Board committees are committed to a continued review and implementation of procedural enhancements and remedial actions in light of the foregoing findings. Consistent with its obligation to act in the best interests of the Company taking into account all relevant facts and circumstances, the Audit Committee is continuing to assess the appropriateness of a broad range of possible procedural enhancements and potential remedial measures in light of the findings of its investigation. While the Audit Committee has not completed its consideration of all such steps, procedural enhancements may include recommendations regarding improved stock option administration procedures and controls, training and monitoring compliance with those procedures, corporate recordkeeping, corporate risk assessment, evaluation of the internal compliance environment and other remedial steps that may be appropriate. The Audit Committee is also expected to address issues of individual conduct or responsibility, including those of the Board, CEOs and Chief Financial Officers (“CFOs”) serving during the Review Period. Potential remedial measures may include an evaluation of the role of and possible claims or other remedial actions against current and former Company personnel who may be found to have been responsible for identified problems during the Review Period. The Audit Committee expects to recommend to the Board and/or its appropriate committees procedural enhancements and remedial measures that appropriately address the issues raised by its findings. In advance of action by the Audit Committee, as noted above, the Company has implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
Restatement Methodologies
As of April 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense is to be recognized for all share-based compensation awards granted after the date of adoption and for all unvested awards existing on the date of adoption. Prior to April 1, 2006, the Company accounted for stock-based compensation awards to directors, officers and rank and file employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options was required to be recognized if the exercise price of the stock option was at least equal to the fair market value of the common stock on the “measurement date.” APB 25 defines the measurement date as the first date on which are known both (1) the number of shares that an individual grant recipient is entitled to receive and (2) the option or purchase price, if any.
In light of the Audit Committee’s review of the Company’s stock option granting practices during the Review Period and as to those cases in which the Company previously used a recorded grant date as the measurement date that the Company determined could no longer be relied upon, the Company has developed and applied the following methodologies to remeasure those stock option grants and record the relevant charges in accordance with APB 25 by considering the following sources of information: (i) meeting minutes of the Board and of committees thereof and related materials, (ii) Unanimous Written Consents of the Board and of committees thereof, (iii) the dates on which stock option grants were entered into the Company’s stock option database (“create date”), (iv) relevant email correspondence reflecting stock option grant approval actions, (v) individual stock option agreements and related materials, (vi) employee and Board offer letters, (vii) documents relating to acquisitions, (viii) reports on Form 4 filed with the SEC and (ix) guidance of the Office of the Chief Accountant of the SEC on stock option matters as set forth in its letter dated September 19, 2006.
Grants with Appropriate Committee Approval. With respect to grants of approximately 1.0 million shares, or approximately 9% of the total grants in the Review Period, the Company has evidence to support the approval of the grant under the stock option plans by the relevant committee of the Board, and such evidence includes the number of options each individual was entitled to receive and the option price. However, the relationship between these documented approval actions and the originally-recorded grant dates and exercise prices for the options so approved varied during the Review Period. In some cases, grants were recorded with a grant date and a corresponding exercise price that matched the date of the approval action or were otherwise consistent with the terms of the approval actions. In other cases, however, the recorded grant dates and corresponding exercise prices of the grants reflected the fair market value of the common stock on a date prior to the committee’s documented approval actions. The Company has restated the compensation expense for stock option grants relating to approximately 0.4 million shares of common stock by using the date of the documented approval action as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $1.8 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.07 million relates to director options, $1.3 million relates to officer options and $0.4 million relates to rank and file employee options.
Grants with Other Approvals. With respect to grants of approximately 1.9 million shares, or approximately 18% of the total grants in the Review Period, the Company has evidence to support the approval of the grant by the Board, an outside director or the Company’s CEO and the identification of the number of options each individual was entitled to receive together with the option price. These grants are distinguished from the grants described in the prior paragraph in that the nature of the approval was not fully consistent with the terms of the relevant stock option plan. As with the grants discussed in the preceding paragraph, the relationship between these documented approval actions and the originally-recorded grant dates and exercise prices for the options so approved varied during the Review Period. In some cases, grants were recorded with a grant date and a corresponding exercise price that matched the date of the approval action or were otherwise consistent with the terms of the approval action. In other cases, however, the recorded grant dates and corresponding exercise prices of the grants reflected the fair market value of the Company’s stock on a date prior to the approval action. The Company has restated the compensation expense for stock option grants relating to approximately 1.6 million shares of common stock by using the date of the documented approval action as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $7.6 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.5 million relates to director options, $2.6 million relates to officer options and $4.5 million relates to rank and file employee options.

Grants Lacking Adequate Documentation. With respect to grants of approximately 7.9 million shares (5.0 million shares to rank and file employees), or 73.0% of the total grants in the Review Period, the Company has been unable to locate adequate documentation of approval actions that would satisfy the requisites for a measurement date under APB 25. For these grants, management considered all available relevant information to form a reasonable conclusion as to the most reasonable measurement date. For all grants in this category, the Company has established default methodologies for determining the most appropriate measurement date under APB 25.
With respect to grants entered into the Company’s stock option database after September 9, 1999, when the database began to reflect a “create date” which is the date on which a grant was entered into the system, the Company has determined to use the individual “create date” for each grant as the APB 25 measurement date, which was in most cases different from the originally-recorded grant date. The Company believes that this “create date” is the most appropriate methodology in the absence of sufficient evidence of approvals for these grants as it represents the earliest point in time at which the evidence shows that all requisites for the establishment of the measurement date had been satisfied. Such “create dates” preceded, often by a significant amount of time, the execution of stock option agreements, which, generally, were manually signed by the Company’s CEO and manually signed and dated by the grantee. In addition, in almost all cases, a grant entered into the database, which established the “create date,” ultimately resulted in the creation of a stock option agreement reflecting such grant. Accordingly, while execution of the stock option agreements constituted a clear acknowledgement by the grantee and the Company of the grantee’s legal entitlement to the grant the Company believes the “create date” more accurately reflects the date of approval than does the signed option agreement. The Company has restated the compensation expense for stock option grants relating to approximately 4.2 million shares of common stock by using the “create date” as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $49.8 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.5 million relates to director options, $17.2 million relates to officer options and $32.2 million relates to rank and file employee options. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to such create dates included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the create date for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted for which the “create date” methodology was utilized to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.09 million to $73.8 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $49.8 million, net of forfeitures, included in the Restatement.
For options entered into the Company’s option database before September 9, 1999, the Company determined the measurement date generally by reference to signed option agreements (or the deemed signature date for certain options as discussed below). The executed option agreements (hereinafter “signed option agreements”), manually signed by the Company’s CEO and manually signed and dated by the grantee, constituted an acknowledgement by the grantee and the Company of the grantee’s legal entitlement to the grant and, in the absence of authoritative information as to when all the requisites for the establishment of the measurement date had been satisfied, provides a measurement date framework based on entitlement. The Company has restated the compensation expense for stock option grants relating to approximately 1.4 million shares of common stock by using the signed option agreements as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $6.4 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.3 million relates to director options, $3.6 million relates to officer options and $2.5 million relates to rank and file employee options. The Company believes this methodology was the most appropriate in the absence of sufficient evidence of approvals for these grants as it represents the earliest point in time at which the evidence shows that all requisites for the establishment of the measurement date had been satisfied for these grants. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to the dating of signed option agreements included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the date of the grantee’s signature on the stock option agreement for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted for which the signed option agreements methodology was utilized to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.03 million to $9.6 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $6.4 million, net of forfeitures, included in the Restatement.
In those cases where no reliably-dated signed option agreement could be located and where no post-September 9, 1999 “create date” exists (stock option grants totaling approximately 0.9 million shares), the Company used the average period between recorded grant date and date of the signatures on all other grantee signed option agreements with the same grant date as the measurement date. For example, if there were four stock option grants with a grant date of January 1, 1996, the Company had the signed option agreements for three of these stock option grants and the average number of days between the grant date and the signature dates of these three signed option agreements was 20 days, January 21, 1996 was used as the measurement date for the grant for which no signed option agreement could be located. The Company has restated the compensation expense for stock option grants relating to approximately 0.7 million shares of common stock using this “average days to sign agreement” method. The total additional non-cash, pre-tax charge for these grants is approximately $4.4 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.06 million relates to director options, $4.2 million relates to officer options and $0.2 million relates to rank and file employee options. The Company believes this methodology was the most appropriate in the absence of sufficient evidence of approvals for these grants because it gives a reasonable approximation of the measurement date related to these options in light of the available evidence. The Company conducted a sensitivity analysis by comparing the Company’s current default methodology (i.e., “average days to sign agreement”) with another default methodology. For this analysis, the Company identified the range of potential grant dates defined by the earliest signed option agreement and the latest signed option agreement. The Company then identified the low and high closing prices of the common stock over the range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $2.6 million to $5.9 million, net of forfeitures. The Company’s analyses indicate that stock-based compensation expense computed using other identified alternative default methodologies would not materially differ from stock-based compensation expense computed using the “average days to sign agreement” methodology. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to the average days to sign agreements also included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the average days to sign agreement for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.03 million to $6.1 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $4.4 million, net of forfeitures, included in the Restatement.
Given the volatility of the common stock during much of the Review Period, the use of methodologies and measurement dates different from those described above could have resulted in a higher or lower cumulative compensation expense which would have caused net income or loss to be different from the amounts reported in the restated consolidated financial statements. The Company’s procedures for evaluating the appropriateness of measurement dates fixed using the default methodologies described above also included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the appropriate measurement date for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $9.3 million to $99.3 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $70.0 million, net of forfeitures, included in the Restatement.
Other adjustments through March 31, 2006
From 1994 through 1998, the Company did not properly account for stock options for one officer that were modified after the grant date pursuant to a separation agreement. Some of these modifications were not identified in the Company’s financial reporting processes and were therefore not properly reflected in its financial statements. As a result, the Company has recorded a non-cash charge for stock-based compensation of $1.0 million during Fiscal 1999.
Summary
In summary, the Company recorded cumulative non-cash charges for stock-based compensation of $70.9 million through March 31, 2006, offset in part by a cumulative income tax benefit of $27.7 million, for a total after-tax charge of $43.2 million. These charges had no impact on net sales or cash and cash equivalents as previously reported in the Company’s financial statements; as a result, no changes to these items are reflected in the Restatement. Non-cash charges for stock-based compensation expense have been recorded as adjustments to “Selling, General, and Administrative Expenses” within the Company’s Consolidated Statements of Income.
1Q07 Restatement
In addition to the Restatement noted above through March 31, 2006, the Company has recorded a non-cash charge for stock-based compensation of $1.6 million for the three (3) month period ended July 1, 2006, offset in part by an income tax benefit of $0.6 million, or a total after-tax charge of $1.0 million. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007.
The table below reflects the impact of the additional non-cash charges for stock-based compensation expense on the Company’s Consolidated Statements of Income, including the cumulative adjustment to Retained Earnings as of March 31, 2006 and July 1, 2006 on the Company’s Consolidated Balance Sheet. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

						(As
	(As			Adjust-		previously		(As
	previously	Adjust-	Income	ment,	(As	reported)		Restated)
	reported)	ment,	Tax	Net of	Restated)	Diluted	Adjust-	Diluted
	Net Income	Pre-Tax	Benefit	Tax	Net Income	EPS	ment	EPS

FY 94	$13,370	$43	$(19)	$24	$13,346	$0.83	$—	$0.83
FY 95	14,515	461	(144)	317	14,198	0.89	(0.02)	0.87
FY 96	18,278	406	(151)	255	18,023	1.10	(0.01)	1.09
FY 97	24,792	1,172	(456)	716	24,076	1.40	(0.04)	1.36
FY 98	32,404	3,595	(1,393)	2,202	30,202	1.79	(0.12)	1.67
FY 99	38,145	4,506	(1,732)	2,774	35,371	2.09	(0.15)	1.94
FY 00	48,852	5,778	(2,209)	3,569	45,283	2.60	(0.19)	2.41
FY 01	64,190	10,290	(3,953)	6,337	57,853	3.22	(0.32)	2.90
FY 02	62,042	11,333	(4,381)	6,952	55,090	2.97	(0.33)	2.64
FY 03	48,685	8,927	(2,328)	6,599	42,086	2.39	(0.32)	2.07
FY 04	47,243	8,197	(4,156)	4,041	43,202	2.52	(0.22)	2.30
FY 05	29,912	5,178	(2,312)	2,866	27,046	1.68	(0.16)	1.52

Cumulative 03/31/05	$442,428	$59,886	$(23,234)	$36,652	$405,776	$23.48	$(1.89)	$21.59

1Q06	7,394	1,120	(442)	678	6,716	0.43	(0.04)	0.39
2Q06	12,797	1,126	(444)	682	12,115	0.74	(0.04)	0.70
3Q06	12,511	2,431	(959)	1,472	11,039	0.70	(0.08)	0.62
4Q06	4,656	6,368	(2,612)	3,756	900	0.26	(0.21)	0.05

FY 06	$37,358	$11,045	$(4,457)	$6,588	$30,770	$2.13	$(0.37)	$1.76

Cumulative 03/31/06	$479,786	$70,931	$(27,691)	$43,240	$436,546	$25.61	$(2.26)	$23.35

1Q07	7,807	1,629	(635)	994	6,813	0.43	(0.06)	0.37

Cumulative 07/01/06	$487,593	$72,560	$(28,326)	$44,234	$443,359	$26.04	$(2.32)	$23.72

Income Tax Considerations
In the course of the investigation, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to be granted at less than fair market value, pursuant to Section 162(m) of the Code (“Section 162(m)”), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1.0 million will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax effected liability for any such disallowed Section 162(m) deduction would approximate $3.6 million. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
In addition, the Company is considering the application of Section 409A of the Code (“Section 409A”) to those options for which it incorrectly applied the measurement date as defined in APB 25. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes and thus subject to Section 409A. Accordingly, the Company may adopt measures to address the application of Section 409A. The Company does not currently know what impact Section 409A will have, or any such measures, if adopted, would have on its results of operations, financial position or cash flows, although such impact could be material.
Expenses Incurred by the Company
The Company has incurred expenses for legal fees and external audit firm fees, in the aggregate amount of approximately $0.6 million, in the fiscal year ended March 31, 2007, in relation to (i) the Audit Committee’s review of the Company’s historical stock option practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the Securities and Exchange Commission regarding its past stock option practices, (iii) the derivative action relating to the Company’s historical stock option practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers as to whom it may have indemnification obligations and (iv) related matters.

Further, the Company expects to incur significant additional expense related to the foregoing matters in the fiscal year ending March 31, 2008. It is anticipated that certain of those expenses will be reimbursed under the Company’s directors’ & officers’ indemnification insurance.
Restatement Impact on the Consolidated Statements of Income
The following tables reconcile the Company’s Consolidated Statements of Income from the previously reported results to the restated results for the quarters ended July 1, 2006 and July 2, 2005. All dollar amounts are in thousands, except per share amounts. Per share amounts may not sum due to rounding.

	Quarter ended July 1, 2006 (Unaudited)
	As
	previously
	reported	Adjustment	As Restated

Revenues:
Hotline products	$52,225	$--	$52,225
On-Site services	178,170	--	178,170

Total	230,395	--	230,395

Cost of Sales:
Hotline products	25,461	--	25,461
On-Site services	119,090	--	119,090

Total	144,551	--	144,551

Gross profit	85,844	--	85,844

Selling, general & administrative expenses	68,573	1,629	70,202
Restructuring and other charges	--	--	--
Intangibles amortization	1,506	--	1,506

Operating income	15,765	(1,629)	14,136

Interest expense (income), net	3,640	--	3,640
Other expenses (income), net	115	--	115

Income before provision for income taxes	12,010	(1,629)	10,381

Provision for income taxes	4,203	(635)	3,568

Net income	$7,807	$(994)	$6,813

Earnings per common share:
Basic	$0.44	$(0.06)	$0.39

Diluted	$0.43	$(0.05)	$0.37

Weighted average common shares outstanding
Basic	17,626	--	17,626

Diluted	18,262	--	18,262

Dividends per share	$0.06	$--	$0.06

	Quarter ended July 2, 2005 (Unaudited)
	As
	previously
	reported	Adjustment	As Restated

Revenues:
Hotline products	$53,452	$--	$53,452
On-Site services	125,830	--	125,830

Total	179,282	--	179,282

Cost of Sales:
Hotline products	25,874	--	25,874
On-Site services	82,468	--	82,468

Total	108,342	--	108,342

Gross profit	70,940	--	70,940

Selling, general & administrative expenses	50,920	1,120	52,040
Restructuring and other charges	5,290	--	5,290
Intangibles amortization	1,558	--	1,558

Operating income	13,172	(1,120)	12,052

Interest expense (income), net	1,959	--	1,959
Other expenses (income), net	(75)	--	(75)

Income before provision for income taxes	11,288	(1,120)	10,168

Provision for income taxes	3,894	(442)	3,452

Net income	$7,394	$(678)	$6,716

Earnings per common share:
Basic	$0.44	$(0.04)	$0.40

Diluted	$0.43	$(0.04)	$0.39

Weighted average common shares outstanding
Basic	16,845	--	16,845

Diluted	17,042	--	17,042

Dividends per share	$0.06	$--	$0.06

Restatement Impact on the Consolidated Balance Sheets
The following tables reconcile the Company’s Consolidated Balance Sheets from the previously reported results to the restated results as of July 1, 2006 and March 31, 2006. All dollar amounts are in thousands.

	July 1, 2006 (Unaudited)
	As previously
	reported	Adjustment	As Restated

Assets
Cash and cash equivalents	$14,360	$--	$14,360
Trade accounts receivable, net	172,315	--	172,315
Lease receivables	1,071	--	1,071
Inventories, net	68,243	--	68,243
Costs / estimated earnings in excess of billings on uncompleted contracts	55,400	--	55,400
Deferred tax asset	8,873	--	8,873
Net current assets of discontinued operations	404	--	404
Other current assets	27,187	--	27,187

Total current assets	347,853	--	347,853

Property, plant and equipment, net	39,029	--	39,029
Goodwill, net	593,188	--	593,188
Customer relationships, net	54,036	--	54,036
Other intangibles, net	35,471	--	35,471
Lease receivables, non-current	987	--	987
Deferred tax asset	3,189	15,876	19,065
Other assets	3,982	--	3,982

Total assets	$1,077,735	$15,876	$1,093,611

Liabilities
Current maturities of long-term debt	$704	$--	$704
Current maturities of discounted lease rentals	9	--	9
Accounts payable	73,753	--	73,753
Billings in excess of costs/estimated earnings on uncompleted contracts	15,483	--	15,483
Deferred revenue	53,365	--	53,365
Accrued liabilities:
Compensation and benefits	25,644	--	25,644
Restructuring reserve	16,090	--	16,090
Other liabilities	52,245	--	52,245
Income taxes	6,300	3,587	9,887

Total current liabilities	243,593	3,587	247,180

Long-term debt	243,886	--	243,886
Restructuring reserve	14,646	--	14,646
Other liabilities	16,863	--	16,863

Stockholders’ Equity
Preferred stock	--	--	--
Common stock	25	--	25
Additional paid-in capital	367,618	56,523	424,141
Retained earnings	468,599	(44,234)	424,365
Treasury stock, at cost	(296,824)	--	(296,824)
Accumulated other comprehensive income	19,329	--	19,329

Total stockholders’ equity	$558,747	$12,289	$571,036

Total liabilities and stockholders’ equity	$1,077,735	$15,876	$1,093,611

	March 31, 2006 (Unaudited)
	As previously
	reported	Adjustment	As Restated

Assets
Cash and cash equivalents	$11,207	$--	$11,207
Trade accounts receivable, net	116,713	--	116,713
Lease receivables	512	--	512
Inventories, net	53,926	--	53,926
Costs / estimated earnings in excess of billings on uncompleted contracts	23,803	--	23,803
Deferred tax asset	8,973	--	8,973
Net current assets of discontinued operations	467	--	467
Other current assets	15,523	--	15,523

Total current assets	231,124	--	231,124
Property, plant and equipment, net	35,124	--	35,124
Goodwill, net	468,724	--	468,724
Customer relationships, net	24,657	--	24,657
Other intangibles, net	30,783	--	30,783
Deferred tax asset	4,231	15,678	19,909
Other assets	5,091	--	5,091

Total assets	$799,734	$15,678	$815,412

Liabilities
Current maturities of long-term debt	$1,049	$--	$1,049
Current maturities of discounted lease rentals	30	--	30
Accounts payable	44,943	--	44,943
Billings in excess of costs/estimated earnings on uncompleted contracts	8,648	--	8,648
Deferred revenue	22,211	--	22,211
Accrued liabilities:
Compensation and benefits	13,954	--	13,954
Restructuring reserve	3,292	--	3,292
Other liabilities	27,817	--	27,817
Income taxes	5,924	3,587	9,511

Total current liabilities	127,868	3,587	131,455

Long-term debt	122,673	--	122,673
Restructuring reserve	7,406	--	7,406
Other liabilities	887	--	887

Stockholders’ Equity
Preferred stock	--	--	--
Common stock	25	--	25
Additional paid-in capital	362,810	55,331	418,141
Retained earnings	461,853	(43,240)	418,613
Treasury stock, at cost	(296,824)	--	(296,824)
Accumulated other comprehensive income	13,036	--	13,036

Total stockholders’ equity	$540,900	$12,091	$552,991

Total liabilities and stockholders’ equity	$799,734	$15,678	$815,412

Restatement Impact on the Consolidated Statement of Cash Flows
The following tables reconcile the Company’s Consolidated Statements of Cash Flows from the previously reported results to the restated results for the quarters ended July 1, 2006 and July 2, 2005. All dollar amounts are in thousands.

	Quarter ended July 1, 2006 (Unaudited)
	As previously
	reported	Adjustment	As Restated

Operating Activities
Net income	$7,807	$(994)	$6,813
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,806	--	3,806
Deferred tax (benefit)/provision	1,248	(1,756)	(508)
Stock compensation expense	1,620	1,629	3,249
Tax impact from exercised options	342	437	779
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	11,218	--	11,218
Inventories, net	(1,066)	--	(1,066)
Other current assets	(3,111)	684	(2,427)
Proceeds from lease contracts	312	--	312
Accounts payable and accrued liabilities	(9,569)	--	(9,569)

Net cash provided by operating activities	12,607	--	12,607

Investing Activities
Capital expenditures	(1,523)	--	(1,523)
Capital disposals	30	--	30
Acquisition of businesses, net of cash acquired	(129,161)	--	(129,161)
Prior merger-related recovery/(payments)	(1,350)	--	(1,350)

Net cash used in investing activities	(132,004)	--	(132,004)

Financing Activities
Repayment of borrowings	(73,769)	--	(73,769)
Proceeds from borrowings	194,522	--	194,522
Repayments on discounted lease rentals	(21)	--	(21)
Proceeds from the exercise of options	3,530	--	3,530
Payment of dividends	(1,055)	--	(1,055)

Net cash (used) / provided by financing activities	123,207	--	123,207
Foreign currency exchange impact on cash	(657)	--	(657)

(Decrease)/increase in cash and cash equivalents	3,153	--	3,153
Cash and cash equivalents at beginning of year	11,207	--	11,207

Cash and cash equivalents at end of year	$14,360	$--	$14,360

Supplemental Cash Flow:
Cash paid for interest	$2,601	$--	$2,601
Cash paid for income taxes	2,685	--	2,685
Non-cash financing activities:		--
Dividends payable	1,061	--	1,061
Capital leases	109	--	109

	Quarter ended July 2, 2005 (Unaudited)
	As previously
	reported	Adjustment	As Restated

Operating Activities
Net income	$7,394	$(678)	$6,716
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,791	--	3,791
Deferred tax (benefit)/provision	(2,493)	(598)	(3,091)
Stock compensation expense	--	1,120	1,120
Tax impact from exercised options	(31)	218	187
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	4,785	--	4,785
Inventories, net	5,032	--	5,032
Other current assets	(7,371)	--	(7,371)
Proceeds from lease contracts	735	--	735
Accounts payable and accrued liabilities	(1,039)	(62)	(1,101)

Net cash provided by operating activities	10,803	--	10,803

Investing Activities
Capital expenditures	(492)	--	(492)
Capital disposals	813	--	813
Acquisition of businesses, net of cash acquired	(13,492)	--	(13,492)
Prior merger-related recovery/(payments)	44	--	44

Net cash used in investing activities	(13,127)	--	(13,127)

Financing Activities
Repayment of borrowings	(53,177)	--	(53,177)
Proceeds from borrowings	56,249	--	56,249
Repayments on discounted lease rentals	(423)	--	(423)
Proceeds from the exercise of options	136	--	136
Payment of dividends	(1,011)	--	(1,011)

Net cash (used) / provided by financing activities	1,774	--	1,774
Foreign currency exchange impact on cash	(34)	--	(34)

(Decrease)/increase in cash and cash equivalents	(584)	--	(584)
Cash and cash equivalents at beginning of year	11,592	--	11,592

Cash and cash equivalents at end of year	$11,008	$--	$11,008

Supplemental Cash Flow:
Cash paid for interest	$2,140	$--	$2,140
Cash paid for income taxes	1,240	--	1,240
Non-cash financing activities:
Dividends payable	1,011	--	1,011
Capital leases	390	--	390

Note 4: Inventories
Inventory balances, net of reserves for excess and obsolete inventories:

	June 30, 2006	March 31, 2006

Raw materials	$1,516	$1,426
Finished goods	92,438	66,787

Subtotal	93,954	68,213
Excess and obsolete inventory reserves	(25,711)	(14,287)

Inventory, net	$68,243	$53,926

Note 5: Goodwill and Other Intangible Assets
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

	North America	Europe	All Other	Total

Balance as of March 31, 2006	$400,998	$65,684	$2,042	$468,724
Currency translation	29	4,110	(30)	4,109
Goodwill on businesses acquired	120,355	--	--	120,355
Actual earnout payments	--	--	--	--
Other	--	--	--	--

Balance as of June 30, 2006	$521,382	$69,794	$2,012	$593,188

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
Intangible asset amortization expense for the three months ended June 30, 2006 and 2005 was $1,506 and $1,558, respectively. The Company acquired definite-lived intangibles from the completion of two acquisitions during the first quarter of Fiscal 2007 (see Note 10). The estimated definite-lived intangibles recorded of $32,416 were based on a preliminary allocation pending completion of third party valuation, which is expected to be completed during the second quarter of Fiscal 2007. The Company recorded amortization expense of $838 during the three months ended June 30, 2006 for these definite-lived assets.
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

The changes in the carrying amount of goodwill and intangible assets, net of accumulated amortization:

		Non-
Three months ended		Competes and	Customer
June 30, 2006	Trademarks	Backlog	Relationships	Goodwill	Total

Balance at beginning of period	$27,739	$3,044	$24,657	$468,724	$524,164
Change in net intangible assets during the period related to:
Amortization expense	--	(850)	(656)	--	(1,506)
Currency translation	--	56	--	4,109	4,165
Acquisitions (Note 10)	--	5,482	30,035	120,355	155,872

Balance at end of period	$27,739	$7,732	$54,036	$593,188	$682,695

Note 6: Indebtedness
Long-term debt consisted of the following:

	June 30, 2006	March 31, 2006

Revolving credit agreement	$242,565	$121,303
Capital lease obligations	1,826	1,891
Other	199	528

Total debt	244,590	123,722
Less: current portion	(704)	(1,049)

Long-term debt	$243,886	$122,673

On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011.
During the three months ended June 30, 2006, the Company increased net borrowings under the Credit Agreement by approximately $121,262, primarily to fund acquisitions (see Note 10). During the three months ended June 30, 2006, the maximum amount and weighted average balance outstanding under the Credit Agreement were $266,055 and $221,584, respectively. As of June 30, 2006, the Company had $3,065 outstanding in letters of credit and $64,370 available under the Credit Agreement. The weighted average interest rate on all outstanding debt during the three months ended June 30, 2006 and June 30, 2005 was approximately 6.06% and 4.05%, respectively. At June 30, 2006, the Company was in compliance with all required covenants under the Credit Agreement.
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
Note 7: Derivative Instruments and Hedging Activities
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
Note 8: Earnings Per Share
The following table details this calculation for the three months ended June 30:

	(As Restated)	(As Restated)
	2006	2005

Net income, as reported	$6,813	$6,716

Weighted average shares outstanding	17,626	16,845
Effect of dilutive securities from employee stock options	636	197

Weighted average diluted shares outstanding	18,262	17,042

Basic earnings per share	$0.39	$0.40
Dilutive earnings per share	$0.37	$0.39

There is no impact to the weighted average share calculations during any period where the exercise price of a stock option is greater than the average market price during the same period. There were 489,573 and 2,867,000 non-dilutive options outstanding during the three months ended June 30, 2006 and 2005, respectively that are not included in the above calculation.
Note 9: Comprehensive Income and Stockholders’ Equity
Comprehensive income for the three months ended June 30, 2006 and 2005 consisted of the following:

	(As Restated)	(As Restated)
	2006	2005

Net income	$6,813	$6,716
Other comprehensive income (loss):
Foreign currency translation adjustment	6,525	(9,764)
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	(232)	158

Comprehensive income (loss)	$13,106	$(2,890)

The components of accumulated other comprehensive income consisted of the following:

	June 30, 2006	March 31, 2006

Foreign currency translation adjustment	$19,561	$12,041
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	(232)	995

Total accumulated other comprehensive income	$19,329	$13,036

Note 10: Acquisitions
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
The Company obtained various contractual obligations in the form of operating leases for facilities and vehicles as part of the NextiraOne acquisition. The following table summarizes those obligations as of June 30, 2006, and are in addition to the contractual obligations previously disclosed in the Company’s Annual Report on Form 10-K for the period ending March 31, 2006:

	Payments Due by Period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years

Operating lease obligations	41,612	15,872	21,517	4,223	-

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
As part of the purchase price paid, $42,143 (the “Escrow Amount”) was allocated to escrow accounts, which include a general holdback and specifically set aside funds to satisfy defined items including: litigation matters, accounts receivable matters and vendor and leasing disputes. These amounts will be paid from time to time based on the terms set forth in the agreement. The Escrow Amount has been reflected on the Company’s Consolidated Statements of Cash Flows as an Investing Activity in the first quarter of Fiscal 2007.
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
The following unaudited pro forma summary presents the Company’s results of operations as if the acquisitions of NextiraOne and NUVT had occurred on April 1, 2005, and does not purport to represent what the Company’s results of operations would have been had the acquisitions occurred on such date or at the beginning of the period indicated, or to project the Company’s results of operations for any future date or period, or to be a fair reflection of the assets purchased at the date of acquisition. The pro forma results of operations exclude the impact of nonrecurring or extraordinary adjustments, together with related income tax effects. These pro forma results of operations do not include the effects of cost synergies and one-time nonrecurring transactions associated with the acquisition.

	For the three months ended June 30,
	(As Restated)	(As Restated)
	2006	2005

Pro forma revenue	$259,903	$304,568
Pro forma income from operations, net of tax	9,614	11,437
Pro forma per share income from operations, net of tax:
Basic	$ 0.55	$ 0.68
Diluted	$ 0.53	$ 0.67

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
Note 11: Commitments and Contingencies
Litigation
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business.
Based on the facts currently available to the Company, management believes its litigation matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.
Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties.
There has been no significant or unusual activity other than the acquisitions discussed in Note 10 during the three months ended June 30, 2006. As of June 30, 2006 and March 31, 2006, the Company has recorded a warranty reserve of $5,780 and $1,383, respectively.
The accrual for product warranties is classified with other Accrued Liabilities in the Consolidated Balance Sheets. The expense for product warranties is classified with Cost of Sales in the Consolidated Income Statements.
Note 12: Pension Plan Costs
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
The following table summarizes the net periodic benefit costs beginning after the acquisition date through the end of the first quarter of Fiscal 2007:

May 1, 2006 to
June 30, 2006

Service cost	$71
Interest cost	116
Expected return on plan assets	(108)
Amortization of prior service cost	-
Amortization of unrealized gains and losses	42

Net periodic benefit cost	$121

As of April 30, 2006, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $25,400, $25,400 and $18,697, respectively. A liability of $6,703, representing the unfunded portion of the CWA Plan, is included in the Other Liabilities (long-term) balance of $16,863 on the Company’s Consolidated Balance Sheet as of June 30, 2006.

The following are the weighted-average assumptions utilized for this plan:

April 30, 2006

Discount rate	5.50%
Rate of compensation increase	N/A
Expected long-term rate of return	8.00%

Note 13: Restructuring and Other Charges
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
The following table summarizes the restructuring and other charges and the remaining reserves reflected on the Consolidated Balance Sheet:

Three months ended
June 30, 2006	Employee Severance	Facility Closures	Total

Balance at beginning of period	$260	$10,438	$10,698
Acquisition adjustments	8,864	15,884	24,748
Cash expenditures	(2,668)	(2,042)	(4,710)

Balance at end of period	$6,456	$24,280	$30,736

Note 14: Stock-based Compensation
Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the first quarter of Fiscal 2007 includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The model requires the use of various assumptions. The fair value of grants awarded prior to, but not yet vested as of March 31, 2006 and grants issued during the first quarter of Fiscal 2007 was estimated on the grant-date with the following weighted average assumptions:

	1Q07	1Q06

Expected life (in years)	5.7	5.1
Risk free interest rate	3.66%	3.89%
Annual forfeiture rate	1.54%	2.27%
Volatility	43.21%	59.13%
Dividend yield	0.60%	0.70%

The Company calculates expected volatility based on historical volatility of its common stock. The dividend yield assumption is based on the Company’s historical and projected dividend payouts. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The annual forfeiture rate and expected holding period assumptions were estimated based on historical experience.
As a result of the Restatement through March 31, 2006, the Company has recorded an additional non-cash charge for stock-based compensation for the three (3) month period ended July 1, 2006. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007. The following table reconciles the Company’s stock-based compensation expense from the previously reported results to the restated results for the quarters ended June 30, 2006 and June 30, 2005. All dollar amounts are in thousands. Stock-based compensation expense is recorded to Selling, General, and Administrative expense.

	Stock-Based Compensation Expense, Pre-Tax
	(As previously
	reported)	Adjustment	(As Restated)

Three Months 6/30/06	$1,620	$1,629	$3,249
Three Months 6/30/05	--	1,120	1,120

As noted above, the restated stock-based compensation expense for the three months ended June 30, 2006 and June 30, 2005 was $3,249 ($2,112 net of tax), or approximately $0.12 per diluted share and $1,120 ($728 net of tax), or approximately $0.04 per diluted share respectively.
The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R): Per share amounts may not total due to rounding.

	Three months ended June 30, 2005
	As
	previously
	reported	Adjustment	As Restated

Net income (As reported)	$7,394	$(678)	$6,716
Plus: Stock-based compensation expense included in reported net income, net of related tax	--	1,120	1,120
Less: Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(2,577)	(2,781)	(5,358)

Net Income (Pro forma)	$4,817	$(2,339)	$2,478

Earnings per common share
Basic – as reported	$0.44	$(0.04)	$0.40
Basic – pro forma	$0.29	$(0.14)	$0.15

Diluted – as reported	$0.43	$(0.04)	$0.39
Diluted – pro forma	$0.28	$(0.13)	$0.15

The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of June 30, 2006, the Employee Plan authorized the issuance of options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of common stock. The Employee Plan provides that options are to be granted by a committee appointed by the Board to key employees of the Company; such stock options generally become exercisable in equal amounts over a three-year period. The Director Plan authorized the issuance of options and SARs for up to 250,000 shares of common stock as of June 30, 2006. The Director Plan provides that options are to be granted by the Board or a committee appointed by the Board; such options generally become exercisable in equal amounts over a three-year period. No SARs have been issued under either plan.

The following is a summary of the Company’s stock option plans for the three-month period ended June 30, 2006:

	Three month period ended June 30, 2006
		Weighted-Average
	Shares	Exercise Price (per share)

Outstanding at March 31, 2006	5,055	$38.28
Granted	35	38.84
Exercised	(87)	40.46
Forfeited or expired	(30)	38.56

Outstanding at June 30, 2006	4,973	$38.25

Exercisable at June 30, 2006	4,227	$38.93

Weighted average fair value of options granted during the period using Black-Scholes option pricing model		$17.20

The following table summarizes information about the stock options outstanding at June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Average		Weighted	Average
	Shares	Remaining	Average	Intrinsic	Shares	Average	Intrinsic
Range of	Outstanding	Contractual	Exercise	Value	Exercisable	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Price	(000’s)

$19.95 - $26.60	328	1.6	$22.47	$5,269	328	$22.47	$5,269
$26.60 - $33.25	357	2.9	30.06	3,020	357	30.06	3,020
$33.25 - $39.90	1,983	8.9	36.97	4,281	1,237	38.52	1,200
$39.90 - $46.55	2,147	5.5	42.37	--	2,147	42.37	--
$46.55 - $53.20	154	3.3	49.39	--	154	49.39	--
$53.20 - $59.85	2	3.5	55.88	--	2	55.88	--
$59.85 - $66.50	2	3.5	63.22	--	2	63.22	--

$19.95 - $66.50	4,973	6.4	$38.25	$12,570	4,227	$38.93	$9,489

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price on June 30, 2006 of $38.52, which would have been received by the option holders had all option holders exercised their options as of that date.
As of June 30, 2006, there was approximately $10,468 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a weighted average period of 3.0 years.
Note 15: Segment Reporting
As required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company reports the results of its operating segments on a geographic basis. This is consistent with how the Company is organized and how the business is managed on a day-to-day basis. The primary reportable segments are comprised of North America, Europe and All Other. Consistent with SFAS 131, the Company aggregates similar operating segments into reportable segments.
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
Summary information by reportable segment is as follows:

	Three months ended June 30
	(As Restated)	(As Restated)
	2006	2005

North America
Revenues	$192,572	$136,861
Operating income	9,397	10,739
Depreciation	2,161	1,960
Amortization	1,457	1,205
Segment assets	1,031,765	734,522

Europe
Revenues	$29,345	$33,750
Operating income	3,143	(367)
Depreciation	119	196
Amortization	40	343
Segment assets	124,252	122,606

All Other
Revenues	$8,478	$8,671
Operating income	1,596	1,680
Depreciation	20	77
Amortization	9	10
Segment assets	15,636	14,269

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
The sum of the segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	(As Restated)	(As Restated)
	June 30, 2006	March 31, 2006

Assets for North America, Europe and All Other segments	$1,171,653	$894,557
Corporate eliminations	(78,042)	(79,145)

Total consolidated assets	$1,093,611	$815,412

Management is also presented with and reviews revenues by service type. The following information is presented:

	Three months ended June 30
Revenues	2006	2005

Data Services	$44,531	$52,901
Voice Services	133,639	72,929
Hotline Services	52,225	53,452

Total revenues	$230,395	$179,282

Note 16: Subsequent Events
Regulatory Matters
As previously disclosed, on November 13, 2006, the Company received a letter of informal inquiry from the Enforcement Division of the Securities and Exchange Commission (the “SEC”) relating to the Company’s stock option practices from January 1, 1997 to present. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, the Company received a document subpoena from the SEC acting pursuant to such order. The Company has cooperated with the SEC in this matter and intends to continue to do so. As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, is conducting an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of this Form 10-Q/A for more information regarding this and related matters.

On September 20, 2006, the Company received formal notice from the Internal Revenue Service (“IRS”) regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. In connection with this normal recurring audit, the IRS has requested certain documentation with respect to stock options for the Company’s 2004 and 2005 tax years. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests.
At the conclusion of these regulatory matters, the Company could be subject to additional taxes, fines or penalties which could be material.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed a consolidated amended complaint on January 29, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before August 1, 2007. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company has made a claim for such costs under an insurance policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis set forth below in this Item 2 has been amended to reflect the Restatement as described in the Explanatory Note and in Note 3 of the Notes to Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in the Company’s previously filed Quarterly Reports on Form 10-Q. All dollar amounts are presented in thousands unless otherwise noted.
Restatement through March 31, 2006
Background
On November 13, 2006, Black Box received a letter of informal inquiry from the Enforcement Division of the SEC relating to the Company’s stock option practices from January 1, 1997 to present. As a result, the Audit Committee, with the assistance of outside legal counsel, commenced an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants during the Review Period.
On February 1, 2007, the Company announced that, while the review of option grant practices was continuing, it believed that it would need to record additional non-cash charges for stock-based compensation expense relating to certain stock option grants and, accordingly, cautioned investors about relying on its historical financial statements until the Company could determine with certainty whether a restatement would be required and, if so, the extent of any such restatement and the periods affected.
On March 19, 2007, although the Audit Committee had not yet completed its review, the Audit Committee concluded that the exercise price of certain stock option grants differed from the fair market value of the underlying shares on the appropriate measurement date. At that time, the Company and the Audit Committee announced that it was currently expected that the Company’s additional non-cash, pre-tax charges for stock-based compensation expense relating to certain stock option grants would approximate $63 million for the Review Period. In addition, the Company and the Audit Committee concluded that the Company would need to restate its previously-issued financial statements contained in reports previously filed by the Company with the SEC. Accordingly, on March 19, 2007, the Company and the Audit Committee concluded that the Company’s previously-issued financial statements and other historical financial information and related disclosures for the Review Period, including applicable reports of its current or former independent registered public accounting firms and related press releases, should not be relied upon.
On May 25, 2007, the Company was advised by the Enforcement Division of the SEC that a Formal Order of Private Investigation arising out of the Company’s stock option practices had been entered and on May 29, 2007 the Company received a subpoena that was issued by the SEC.
On May 31, 2007, the Company announced that, as a result of the ongoing review of stock option practices, Company management and the Audit Committee expected that the Company’s additional non-cash, pre-tax charges for stock-based compensation expense relating to certain stock option grants would approximate $70 million for the Review Period.
Findings of the Audit Committee
During the Review Period, the Company granted stock options pursuant to an employee stock option plan and a director stock option plan to acquire approximately 10.9 million shares of common stock. Such plans at all relevant times provided for option grants to be approved by a designated committee of non-employee directors or, in the case of the director stock option plan, by the Board. Approximately 2,000 stock option grants were awarded during the Review Period with 69 recorded grant dates. No stock options have been granted since September, 2006. The Audit Committee reviewed all stock options granted during the Review Period, including option grants to the Company’s directors, officers and rank and file employees (including grants to new employees, grants awarded in connection with Company acquisitions and grants made as individual or group performance awards). The Audit Committee’s review of the Company’s stock option granting practices included a comprehensive examination of reasonably available relevant physical and electronic documents as well as interviews with current and former directors, officers and Company personnel.
The Audit Committee’s review was initially focused on determining whether the Company’s prior stock option granting practices were in compliance with the plans’ granting provisions and applicable law or called into question its accounting for such options. Once it became evident that such issues and accounting implications existed, the inquiry focused on those matters necessary: to determine whether any accounting charges were material and whether a restatement of the Company’s previously-issued financial statements would be required; to establish a basis for effecting any required restatement; to assure that, on as timely a basis as possible, the Company could file any required curative disclosures with the SEC and assure its continued eligibility for listing on NASDAQ; and to provide an informed basis for the Company’s response to the identified issues, including appropriate corrective and remedial actions.

The following information summarizes certain of the findings of the Audit Committee. The findings identified approximately $71.5 million of unrecorded expense at the time of grant (i.e., the difference between the fair market value of the common stock on the appropriate measurement date and the stated exercise price), net of forfeitures, during the Review Period, of which $70.0 million was recorded in the Company’s Consolidated Financial Statements through March 31, 2006 and $1.5 million of unrecorded expense at the time of grant will be included, beginning at April 1, 2006, in the Company’s computation of compensation expense in accordance with SFAS 123(R). The following summarizes the unrecorded expense at the time of grant by time period and category of recipient:
•	$4.2 million for the period from Fiscal 1993 through Fiscal 1997 ($0.2 million for directors, $2.5 million for officers and $1.5 million for rank and file employees)

•	$45.6 million for the period from Fiscal 1998 through August 2002 ($1.1 million for directors, $25.7 million for officers and $18.7 million for rank and file employees)

•	$21.8 million for the period from August 2002 to the present ($0.04 million for directors, $0.6 million for officers and $21.1 million for rank and file employees)
The Audit Committee’s additional key findings are summarized below:
Lack of Adequate Documentation: For a majority of grants issued by the Company during the Review Period, there is either no or inadequate documentation of approval actions that satisfies the requisites for establishing a measurement date under APB 25. Of the 69 recorded grant dates, there are documented approval actions by the Board or the Option or Compensation Committee with respect to particular grants for 12 dates. In the period December 1992 to May 1996, neither the minutes of the Compensation Committee nor of the Board reflect any action to approve specific grants. In some instances, evidence of single director (the chairman of the Compensation Committee) approval actions exists. This absence of non-employee director level documentation also applies to a majority of grants with a recorded grant date after 1996. In some cases, Compensation Committee minutes contain a reference to reports on the status of the option pool but do not document any action to approve specific grants. Approval documentation for certain grants has internal inconsistencies or conflicts with other documents thereby rendering this documentation unreliable as a basis for establishing a measurement date. In some cases, the only existing documentation is the executed option agreement and/or the entry of the option grant into the option database. Notwithstanding these approval documentation inadequacies, the Company entered into option agreements with grantees and has honored such grants.
Grant Approvals: During the Review Period, relatively few option grants were approved in complete compliance with the Company’s stock option plans. Available documentation reflects that the Company approved option grants in a variety of ways. With respect to the employee stock option plan, grants were approved by the Compensation Committee as contemplated by the plan at various times, by the full Board in 1998 and 1999, by a single director (the chairman of the Compensation Committee) on nine recorded grant dates during the period 1994 through 2001 and by the Company’s CEO at various times. With respect to the director stock option plan, grants were generally approved by the designated Board committee and, in a few cases, by the chairman of the Compensation Committee. In one instance in 2000, there is no conclusive documentary evidence of the approval of director grants other than the signed director option agreements.
The delegation of authority by the Compensation Committee to the CEO with respect to grants to rank and file employees was not fully documented. However, there was an understood and accepted practice between the CEO and the Compensation Committee whereby the CEO made certain awards to individual employees. In some instances, this involved the allocation among rank and file employees of blocks of shares approved by the Compensation Committee; in three (3) such instances, the number of shares ultimately awarded pursuant to this process exceeded the approved size of the block, which was contrary to the understanding of the Compensation Committee members. Further, contrary to the understanding of Committee members, the award and/or documentation of those individual grants often significantly lagged the approval of the block grant. In August 2005, the Compensation Committee specifically acknowledged a prior grant of delegated authority to the CEO to make option grants to rank and file employees and ratified all prior awards by the CEO. In some cases, documentation of approval action is either inconclusive or missing, and the Company therefore has been unable to determine what entity or person actually approved specific grants.
Option Pricing: The recorded grant dates for a majority of grants do not match the applicable measurement dates as determined under APB 25. The grants of options with exercise prices lower than the fair market values of the stock on the actual measurement dates did not satisfy the fair market pricing requirement in the Company’s plans, as amended in 1998, and were not consistent with the Company’s disclosures in SEC filings stating that the exercise price of options was equal to the fair market value of the stock on the date of the grant.

The relationship between the stated exercise price of options and the fair market value of the Company’s stock on the date of the identifiable approval actions varied from grant to grant. In some cases, the exercise price of grants reflected the fair market value of the underlying shares on the date of any documented approval action. In other cases, the exercise prices reflected the fair market value of the underlying shares on a date either prior or subsequent to any such documented approval action and the exercise price was lower than the fair market value on the date of any such action. In several such cases before August 2002, the use of such grant dates and lower exercise prices (together with other available evidence) supports a finding that the recorded grant dates and corresponding exercise prices were selected with the benefit of hindsight. For certain grants where the mismatch between the recorded grant date and the approval action was only a matter of days, however, the mismatch appears to have been attributable to inaccurate recording or administrative delays. In some cases, the apparent approval action did not identify all grantees; for example, there are cases where a block grant was approved subject to a later determination of individual grant recipients and grants were recorded with a grant date, and corresponding exercise price, that matched the date of the apparent approval of the block grant and the fair market value of the common stock on that date although individual grant recipients may have been identified some time after approval of the block grant. Finally, in some cases, the approval action for specific grants is not adequately documented. Where the recorded grant date did not satisfy the requisites for a measurement date under APB 25, the Company relied on default methodologies to determine an appropriate measurement date.
Internal Controls: As outlined above, the Company’s historical administration of its options program lacked discipline as it relates to proper adherence to the plan requirements, corporate recordkeeping and documentation. Since November 2003, however, the Company has properly administered the stock option program as it relates to awards to directors and officers. During the investigation, the Company identified control gaps related to grants made throughout the Review Period. As of March 31, 2007, the Company implemented additional procedures to its process that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
Procedural and Remedial Actions
The Audit Committee and other relevant Board committees are committed to a continued review and implementation of procedural enhancements and remedial actions in light of the foregoing findings. Consistent with its obligation to act in the best interests of the Company taking into account all relevant facts and circumstances, the Audit Committee is continuing to assess the appropriateness of a broad range of possible procedural enhancements and potential remedial measures in light of the findings of its investigation. While the Audit Committee has not completed its consideration of all such steps, procedural enhancements may include recommendations regarding improved stock option administration procedures and controls, training and monitoring compliance with those procedures, corporate recordkeeping, corporate risk assessment, evaluation of the internal compliance environment and other remedial steps that may be appropriate. The Audit Committee is also expected to address issues of individual conduct or responsibility, including those of the Board, CEOs and CFOs serving during the Review Period. Potential remedial measures may include an evaluation of the role of and possible claims or other remedial actions against current and former Company personnel who may be found to have been responsible for identified problems during the Review Period. The Audit Committee expects to recommend to the Board and/or its appropriate committees procedural enhancements and remedial measures that appropriately address the issues raised by its findings. In advance of action by the Audit Committee, as noted above, the Company has implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
Restatement Methodologies
As of April 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense is to be recognized for all share-based compensation awards granted after the date of adoption and for all unvested awards existing on the date of adoption. Prior to April 1, 2006, the Company accounted for stock-based compensation awards to directors, officers and rank and file employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options was required to be recognized if the exercise price of the stock option was at least equal to the fair market value of the common stock on the “measurement date.” APB 25 defines the measurement date as the first date on which are known both (1) the number of shares that an individual grant recipient is entitled to receive and (2) the option or purchase price, if any.
In light of the Audit Committee’s review of the Company’s stock option granting practices during the Review Period and as to those cases in which the Company previously used a recorded grant date as the measurement date that the Company determined could no longer be relied upon, the Company has developed and applied the following methodologies to remeasure those stock option grants and record the relevant charges in accordance with APB 25 by considering the following sources of information: (i) meeting minutes of the Board and of committees thereof and related materials, (ii) Unanimous Written Consents of the Board and of committees thereof, (iii) create date, (iv) relevant email correspondence reflecting stock option grant approval actions, (v) individual stock option agreements and related materials, (vi) employee and Board offer letters, (vii) documents relating to acquisitions, (viii) reports on Form 4 filed with the SEC and (ix) guidance of the Office of the Chief Accountant of the SEC on stock option matters as set forth in its letter dated September 19, 2006.
Grants with Appropriate Committee Approval. With respect to grants of approximately 1.0 million shares, or approximately 9% of the total grants in the Review Period, the Company has evidence to support the approval of the grant under the stock option plans by the relevant committee of the Board, and such evidence includes the number of options each individual was entitled to receive and the option price. However, the relationship between these documented approval actions and the originally-recorded grant dates and exercise prices for the options so approved varied during the Review Period. In some cases, grants were recorded with a grant date and a corresponding exercise price that matched the date of the approval action or were otherwise consistent with the terms of the approval actions. In other cases, however, the recorded grant dates and corresponding exercise prices of the grants reflected the fair market value of the common stock on a date prior to the committee’s documented approval actions. The Company has restated the compensation expense for stock option grants relating to approximately 0.4 million shares of common stock by using the date of the documented approval action as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $1.8 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.07 million relates to director options, $1.3 million relates to officer options and $0.4 million relates to rank and file employee options.
Grants with Other Approvals. With respect to grants of approximately 1.9 million shares, or approximately 18% of the total grants in the Review Period, the Company has evidence to support the approval of the grant by the Board, an outside director or the Company’s CEO and the identification of the number of options each individual was entitled to receive together with the option price. These grants are distinguished from the grants described in the prior paragraph in that the nature of the approval was not fully consistent with the terms of the relevant stock option plan. As with the grants discussed in the preceding paragraph, the relationship between these documented approval actions and the originally-recorded grant dates and exercise prices for the options so approved varied during the Review Period. In some cases, grants were recorded with a grant date and a corresponding exercise price that matched the date of the approval action or were otherwise consistent with the terms of the approval action. In other cases, however, the recorded grant dates and corresponding exercise prices of the grants reflected the fair market value of the Company’s stock on a date prior to the approval action. The Company has restated the compensation expense for stock option grants relating to approximately 1.6 million shares of common stock by using the date of the documented approval action as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $7.6 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.5 million relates to director options, $2.6 million relates to officer options and $4.5 million relates to rank and file employee options.
Grants Lacking Adequate Documentation. With respect to grants of approximately 7.9 million shares (5.0 million shares to rank and file employees), or 73.0% of the total grants in the Review Period, the Company has been unable to locate adequate documentation of approval actions that would satisfy the requisites for a measurement date under APB 25. For these grants, management considered all available relevant information to form a reasonable conclusion as to the most reasonable measurement date. For all grants in this category, the Company has established default methodologies for determining the most appropriate measurement date under APB 25.
With respect to grants entered into the Company’s stock option database after September 9, 1999, when the database began to reflect a “create date” which is the date on which a grant was entered into the system, the Company has determined to use the individual “create date” for each grant as the APB 25 measurement date, which was in most cases different from the originally-recorded grant date. The Company believes that this “create date” is the most appropriate methodology in the absence of sufficient evidence of approvals for these grants as it represents the earliest point in time at which the evidence shows that all requisites for the establishment of the measurement date had been satisfied. Such “create dates” preceded, often by a significant amount of time, the execution of stock option agreements, which, generally, were manually signed by the Company’s CEO and manually signed and dated by the grantee. In addition, in almost all cases, a grant entered into the database, which established the “create date,” ultimately resulted in the creation of a stock option agreement reflecting such grant. Accordingly, while execution of the stock option agreements constituted a clear acknowledgement by the grantee and the Company of the grantee’s legal entitlement to the grant the Company believes the “create date” more accurately reflects the date of approval than does the signed option agreement. The Company has restated the compensation expense for stock option grants relating to approximately 4.2 million shares of common stock by using the “create date” as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $49.8 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.5 million relates to director options, $17.2 million relates to officer options and $32.2 million relates to rank and file employee options. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to such create dates included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the create date for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted for which the “create date” methodology was utilized to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.09 million to $73.8 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $49.8 million, net of forfeitures, included in the Restatement.
For options entered into the Company’s option database before September 9, 1999, the Company determined the measurement date generally by reference to signed option agreements (or the deemed signature date for certain options as discussed below). The executed option agreements (hereinafter “signed option agreements”), manually signed by the Company’s CEO and manually signed and dated by the grantee, constituted an acknowledgement by the grantee and the Company of the grantee’s legal entitlement to the grant and, in the absence of authoritative information as to when all the requisites for the establishment of the measurement date had been satisfied, provides a measurement date framework based on entitlement. The Company has restated the compensation expense for stock option grants relating to approximately 1.4 million shares of common stock by using the signed option agreements as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $6.4 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.3 million relates to director options, $3.6 million relates to officer options and $2.5 million relates to rank and file employee options. The Company believes this methodology was the most appropriate in the absence of sufficient evidence of approvals for these grants as it represents the earliest point in time at which the evidence shows that all requisites for the establishment of the measurement date had been satisfied for these grants. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to the dating of signed option agreements included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the date of the grantee’s signature on the stock option agreement for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted for which the signed option agreements methodology was utilized to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.03 million to $9.6 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $6.4 million, net of forfeitures, included in the Restatement.
In those cases where no reliably-dated signed option agreement could be located and where no post-September 9, 1999 “create date” exists (stock option grants totaling approximately 0.9 million shares), the Company used the average period between recorded grant date and date of the signatures on all other grantee signed option agreements with the same grant date as the measurement date. For example, if there were four stock option grants with a grant date of January 1, 1996, the Company had the signed option agreements for three of these stock option grants and the average number of days between the grant date and the signature dates of these three signed option agreements was 20 days, January 21, 1996 was used as the measurement date for the grant for which no signed option agreement could be located. The Company has restated the compensation expense for stock option grants relating to approximately 0.7 million shares of common stock using this “average days to sign agreement” method. The total additional non-cash, pre-tax charge for these grants is approximately $4.4 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.06 million relates to director options, $4.2 million relates to officer options and $0.2 million relates to rank and file employee options. The Company believes this methodology was the most appropriate in the absence of sufficient evidence of approvals for these grants because it gives a reasonable approximation of the measurement date related to these options in light of the available evidence. The Company conducted a sensitivity analysis by comparing the Company’s current default methodology (i.e., “average days to sign agreement”) with another default methodology. For this analysis, the Company identified the range of potential grant dates defined by the earliest signed option agreement and the latest signed option agreement. The Company then identified the low and high closing prices of the common stock over the range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $2.6 million to $5.9 million, net of forfeitures. The Company’s analyses indicate that stock-based compensation expense computed using other identified alternative default methodologies would not materially differ from stock-based compensation expense computed using the “average days to sign agreement” methodology. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to the average days to sign agreements also included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the average days to sign agreement for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.03 million to $6.1 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $4.4 million, net of forfeitures, included in the Restatement.
Given the volatility of the common stock during much of the Review Period, the use of methodologies and measurement dates different from those described above could have resulted in a higher or lower cumulative compensation expense which would have caused net income or loss to be different from the amounts reported in the restated consolidated financial statements. The Company’s procedures for evaluating the appropriateness of measurement dates fixed using the default methodologies described above also included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the appropriate measurement date for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $9.3 million to $99.3 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $70.0 million, net of forfeitures, included in the Restatement.
Other adjustments through March 31, 2006
From 1994 through 1998, the Company did not properly account for stock options for one officer that were modified after the grant date pursuant to a separation agreement. Some of these modifications were not identified in the Company’s financial reporting processes and were therefore not properly reflected in its financial statements. As a result, the Company has recorded a non-cash charge for stock-based compensation of $1.0 million during Fiscal 1999.
Summary
In summary, the Company recorded cumulative non-cash charges for stock-based compensation of $70.9 million through March 31, 2006, offset in part by a cumulative income tax benefit of $27.7 million, for a total after-tax charge of $43.2 million. These charges had no impact on net sales or cash and cash equivalents as previously reported in the Company’s financial statements; as a result, no changes to these items are reflected in the Restatement. Non-cash charges for stock-based compensation expense have been recorded as adjustments to “Selling, General, and Administrative Expenses” within the Company’s Consolidated Statements of Income.
1Q07 Restatement
In addition to the Restatement noted above through March 31, 2006, the Company has recorded a non-cash charge for stock-based compensation of $1.6 million for the three (3) month period ended July 1, 2006, offset in part by an income tax benefit of $0.6 million, or a total after-tax charge of $1.0 million. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007.
The table below reflects the impact of the additional non-cash charges for stock-based compensation expense on the Company’s Consolidated Statements of Income, including the cumulative adjustment to Retained Earnings as of March 31, 2006 and July 1, 2006 on the Company’s Consolidated Balance Sheet. See Note 3 of the Notes to Consolidated Financial Statements for reference to footnote disclosure that reconciles the previously filed annual financial information to the restated annual financial information. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

						(As
	(As			Adjust-		previously		(As
	previously	Adjust-	Income	ment,	(As	reported)		Restated)
	reported)	ment,	Tax	Net of	Restated)	Diluted	Adjust-	Diluted
	Net Income	Pre-Tax	Benefit	Tax	Net Income	EPS	ment	EPS

FY 94	$13,370	$43	$(19)	$24	$13,346	$0.83	$--	$0.83
FY 95	14,515	461	(144)	317	14,198	0.89	(0.02)	0.87
FY 96	18,278	406	(151)	255	18,023	1.10	(0.01)	1.09
FY 97	24,792	1,172	(456)	716	24,076	1.40	(0.04)	1.36
FY 98	32,404	3,595	(1,393)	2,202	30,202	1.79	(0.12)	1.67
FY 99	38,145	4,506	(1,732)	2,774	35,371	2.09	(0.15)	1.94
FY 00	48,852	5,778	(2,209)	3,569	45,283	2.60	(0.19)	2.41
FY 01	64,190	10,290	(3,953)	6,337	57,853	3.22	(0.32)	2.90
FY 02	62,042	11,333	(4,381)	6,952	55,090	2.97	(0.33)	2.64
FY 03	48,685	8,927	(2,328)	6,599	42,086	2.39	(0.32)	2.07
FY 04	47,243	8,197	(4,156)	4,041	43,202	2.52	(0.22)	2.30
FY 05	29,912	5,178	(2,312)	2,866	27,046	1.68	(0.16)	1.52

Cumulative 03/31/05	$442,428	$59,886	$(23,234)	$36,652	$405,776	$23.48	$(1.89)	$21.59

1Q06	7,394	1,120	(442)	678	6,716	0.43	(0.04)	0.39
2Q06	12,797	1,126	(444)	682	12,115	0.74	(0.04)	0.70
3Q06	12,511	2,431	(959)	1,472	11,039	0.70	(0.08)	0.62
4Q06	4,656	6,368	(2,612)	3,756	900	0.26	(0.21)	0.05

FY 06	$37,358	$11,045	$(4,457)	$6,588	$30,770	$2.13	$(0.37)	$1.76

Cumulative 03/31/06	$479,786	$70,931	$(27,691)	$43,240	$436,546	$25.61	$(2.26)	$23.35

1Q07	7,807	1,629	(635)	994	6,813	0.43	(0.06)	0.37

Cumulative 07/01/06	$487,593	$72,560	$(28,326)	$44,234	$443,359	$26.04	$(2.32)	$23.72

Income Tax Considerations
In the course of the investigation, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) of the Code, may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to be granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1.0 million will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax effected liability for any such disallowed Section 162(m) deduction would approximate $3.6 million. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
In addition, the Company is considering the application of Section 409A to those options for which it incorrectly applied the measurement date as defined in APB 25. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes and thus subject to Section 409A. Accordingly, the Company may adopt measures to address the application of Section 409A. The Company does not currently know what impact Section 409A will have, or any such measures, if adopted, would have, on its results of operations, financial position or cash flows, although such impact could be material.
Expenses Incurred by the Company
The Company has incurred expenses for legal fees and external audit firm fees, in the aggregate amount of approximately $0.6 million, in the fiscal year ended March 31, 2007, in relation to (i) the Audit Committee’s review of the Company’s historical stock option practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the Securities and Exchange Commission regarding its past stock option practices, (iii) the derivative action relating to the Company’s historical stock option practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers as to whom it may have indemnification obligations and (iv) related matters. Further, the Company expects to incur significant additional expense related to the foregoing matters in the fiscal year ending March 31, 2008. It is anticipated that certain of those expenses will be reimbursed under the Company’s directors’ & officers’ indemnification insurance.

The Company
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
The Company manages its business based on geographic segments: North America, Europe and All Other. In addition, certain revenue and gross profit information by service type is also provided herein for purposes of further analysis. All dollars are presented in thousands unless otherwise indicated.
As of April 1, 2006, the Company implemented SFAS 123(R) which requires share-based compensation to be charged to expense. During the first quarter of Fiscal 2007, the Company’s reconciling items include pre-tax charges of $3.2 million for share-based compensation, $1.4 million in acquisition related expenses and charges of $1.1 million in severance expenses. During the first quarter of Fiscal 2006 and as previously disclosed, the Company recorded a pre-tax restructuring charge of $5.3 million and incurred pre-tax non-cash charges of $2.8 million related to acquisitions.
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

The tables below should be read in conjunction with the following discussion. The additional non-cash charges for stock-based compensation expense was recorded in Selling, General and Administrative expense which is included in the Company’s measure of Operating Income. See Note 3 of the Notes to Consolidated Financial Statement.

	Three months ended June 30,
	(As Restated)		(As Restated)
	2006		2005
	(1Q07)		(1Q06)
		% of total		% of total
	$	revenues	$	revenues

By Geography
Revenues:
North America	$192,572	84%	$136,861	76%
Europe	29,345	13%	33,750	19%
All Other	8,478	3%	8,671	5%

Total	$230,395	100%	$179,282	100%

Operating Income:
North America	$9,397		$10,739
% of North America revenues	4.9%		7.8%
Europe	3,143		(367)
% of Europe revenues	10.7%		(1.1)%
All Other	1,596		1,680
% of All Other revenues	18.8%		19.4%

Total	$14,136		$12,052
% of Total revenues	6.1%		6.7%

Restructuring charges and other reconciling items:
North America	$5,797		$5,499
Europe	--		3,742
All Other	--		--

Total	$5,797		$9,241
% of Total revenues	2.5%		5.2%

Information on revenues and gross profit for Data Services, Voice Services and Hotline Services is presented below. The additional non-cash charges for stock-based compensation expense were recorded in Selling, General and Administrative expense which is not included in the Company’s measure of Gross Profit and therefore does not impact the following table or the corresponding discussions.

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
SG&A Expenses
Selling, general and administrative (“SG&A”) expenses for 1Q07 were $70,202, an increase of $18,162 over SG&A expenses of $52,040 for 1Q06. The increase in SG&A expense dollars over the prior year was due primarily to the Acquired Companies. SG&A expenses as a percent of revenue for 1Q07 were 30.5% of revenues comparable to 29.0% of revenues for 1Q06. The increase in SG&A expense as a percent of revenue was due primarily to an increase in non-cash stock-based compensation expense of $2,120 and $1,115 in severance expenses incurred in 1Q07.
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

Operating Income
Operating income for 1Q07 was $14,136, or 6.1% of revenues, compared to $12,052, or 6.7% of revenues, for 1Q06.
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
Provision for Income Taxes
The tax provision for 1Q07 was $3,568, an effective tax rate of 34.4%. This compares to the tax provision for 1Q06 of $3,452, an effective tax rate of 33.9%. The tax rate for 1Q07 was higher than 1Q06 due to changes in the overall mix of taxable income among worldwide offices.
Net Income
Net income for 1Q07 was $6,813, or 3.0% of revenues, compared to $6,716, or 3.7% of revenues, for 1Q06.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during 1Q07 was $12,607. Significant factors contributing to a source of cash were: net income of $6,813 and decrease in accounts receivable of $11,579. Significant factors contributing to a use of cash were: increase in net inventory of $1,066 and increase in estimated earnings in excess of billings on uncompleted contracts of $7,674. Non-cash items included amortization and depreciation expense and stock compensation expense of $3,806 and $3,249, respectively. Changes in the above accounts are based on average Fiscal 2007 exchange rates.
Net cash provided by operating activities during 1Q06 was $10,803. Significant factors contributing to a source of cash were: net income of $6,716 and decrease in accounts receivable of $4,701. Significant factors contributing to a use of cash were: increase in net inventory of $5,163 and increase in estimated earnings in excess of billings on uncompleted contracts of $4,119. Non-cash items included amortization and depreciation expense and stock compensation expense of $3,791 and $1,120, respectively. Changes in the above accounts are based on average Fiscal 2006 exchange rates.
As of the end of 1Q07 and 1Q06, the Company had cash and cash equivalents of $14,360 and $11,008, respectively, and working capital of $100,673 and $103,363, respectively. The Company’s current ratio was 1.41 and 1.78 as of the end of 1Q07 and 1Q06, respectively.
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
During 1Q07, the Company paid $129,161 to acquire NextiraOne and NUVT, net of cash acquired in the transaction. During 1Q06, the Company paid $13,492 to acquire TSM, GTC and BCI, net of cash acquired in the transaction. The cash impact of prior merger-related payments made during 1Q07 was $1,350. The cash impact of prior merger-related recoveries made during 1Q06 was $44. See Note 10 of the Notes to Consolidated Financial Statements for additional detail on acquisitions made during 1Q07.

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
Total Debt
Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement expires on March 28, 2011.
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
Dividends
During 1Q07, the Board declared a cash dividend of $0.06 per share on all outstanding shares of common stock. The dividend totaled $1,061 and was paid on July 14, 2006 to stockholders of record at the close of business on June 30, 2006. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.
Repurchase of Common Stock
There were no repurchases of common stock during 1Q07. Since inception of the repurchase program in April 1999 through June 30, 2006, the Company has repurchased in aggregate approximately 6,900,000 shares of common stock for approximately $297,000. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
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
Cautionary Forward Looking Statements
When included in this Quarterly Report on Form 10-Q/A or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the timing and final outcome of the ongoing review of the Company’s stock option practices, including the related SEC investigation, shareholder derivative lawsuit, NASDAQ process regarding listing of the common stock and tax matters, and the impact of any actions that may be required or taken as a result of such review, SEC investigation, shareholder derivative lawsuit, NASDAQ process or tax matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, including the NextiraOne business, the timing and costs of restructuring programs, successful marketing of DVH (Data, Voice and Hotline) Services, successful implementation of our M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical services companies and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q/A. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As disclosed in the Explanatory Note and in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q/A, and as previously disclosed, the Audit Committee, with the assistance of outside legal counsel, commenced an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants for the Review Period. On March 19, 2007, the Audit Committee concluded that the exercise price of certain stock option grants differed from the fair market value of the underlying shares on the appropriate measurement date. At that time, the Company and the Audit Committee announced that it was currently expected that the Company’s additional non-cash, pre-tax charges for stock-based compensation expense relating to certain stock option grants would approximate $63 million (subsequently adjusted as set forth elsewhere in this Form 10-Q/A) for the Review Period. In addition, the Company and the Audit Committee concluded that the Company would need to restate its previously-issued financial statements contained in reports previously filed by the Company with the SEC. Accordingly, on March 19, 2007, the Company and the Audit Committee concluded that the Company’s previously-issued financial statements and other historical financial information and related disclosures for the Review Period, including applicable reports of its current or former independent registered public accounting firms and related press releases, should not be relied upon.
In connection with the preparation of this Form 10-Q/A, an evaluation was performed, under the supervision and with the participation of Company management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2006. Based on that evaluation and the foregoing, management, including the CEO and the CFO, has concluded that, as of July 1, 2006, the Company had a material weakness in internal control over financial reporting with respect to the Company’s stock option grant practices and related accounting for stock option grants and that, as a result of this material weakness in internal control over financial reporting, its disclosure controls and procedures were not effective as of July 1, 2006.
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
As of the date of filing of this Form 10-Q/A, Management has made significant revisions to the Company’s internal control structure surrounding the Company’s stock option grant practices, including the formalization of documentation with respect to appropriate approvals for stock option grants and additional levels of review with respect to stock option grant terms, which Management believes should facilitate the prevention and/or detection of material errors in future periods. Also, as of the date of filing of this Form 10-Q/A, the Audit Committee has completed its review of the Company’s stock option grant practices and continues to analyze the facts discovered in its review in order to make additional recommendations for appropriate remedial actions regarding the Company’s stock option grant practices and related accounting for stock option grants. It is anticipated that the Company will adopt and implement any such additional recommendations. Pending the Audit Committee’s consideration of and the Company’s implementation of these recommendations, the Company has not made and does not intend to make any stock option grants. The Company also took action to suspend the exercise of outstanding stock options. It is anticipated that the Company will permit stock option exercises following the filing of this Form 10-Q/A, the 2Q07 Form 10-Q/A, the 3Q07 Form 10-Q and the FY07 Form 10-K.
The scope of Management’s assessment of the effectiveness of internal controls over financial reporting includes all of the Company’s material businesses except for NextiraOne, a material business acquired on April 30, 2006. The NextiraOne portion of the business will be included in the current year assessment to be completed as of March 31, 2007.

PART II – OTHER INFORMATION
Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(1)

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

BLACK BOX CORPORATION
Dated: July 23, 2007	By:	/s/ Michael McAndrew
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