Form 10-Q/A
period 2006-09-30
BLACK BOX CORP
filed 2007-07-23
CIK 849547

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
Registrant’s telephone number, including area code: 724-746-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 6, 2006, there were 17,357,753 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION

EXPLANATORY NOTE
In this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006 (“Form 10-Q/A”), Black Box Corporation (“Black Box” or the “Company”) is restating its Consolidated Balance Sheets as of September 30, 2006 and March 31, 2006, Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three (3) and six (6) month periods ended September 30, 2006 and October 1, 2005 and the related Notes to the Consolidated Financial Statements. This Form 10-Q/A also includes the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “2Q07 Form 10-Q”) as it relates to the three (3) and six (6) month periods ended September 30, 2006 and October 1, 2005. All restated information identified above is collectively referred to as the “Restatement.” References herein to “Fiscal Year” or “Fiscal” mean the Company’s Fiscal Year ended March 31 for the year referenced.
The Restatement reflects adjustments arising from the determinations of the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”), with the assistance of outside legal counsel, and the Company’s management to record additional non-cash charges for stock-based compensation expense and the related income tax effects, relating to certain stock option grants during the period from 1992 through September, 2006. Additionally, the Company has recorded an adjustment to its financial statements for the quarter ended September 30, 2006 to reflect the proper accounting treatment for an interest rate swap entered into during the quarter.
Following the filing of this Form 10-Q/A, the Company will file its Quarterly Report on Form 10-Q for the quarter ended December 30, 2006 (the “3Q07 Form 10-Q”) and it’s Annual Report on Form 10-K for the period ended March 31, 2007 (the “FY07 Form 10-K”). The 3Q07 Form 10-Q will include restated financial information for the three (3) and nine (9) month periods ended December 30, 2006 and December 31, 2005 and as of March 31, 2006 and December 30, 2006. In the FY07 Form 10-K, the Company will restate its Consolidated Balance Sheet at March 31, 2006, its Consolidated Statements of Income for the years ended March 31, 2006 and 2005, its Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2006, 2005 and as of April 1, 2004, its Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005, its quarterly financial data as of and for the quarters ended in the fiscal year ended March 31, 2006 and its Selected Financial Data as of and for the years ended March 31, 2006, 2005, 2004 and 2003.
The Company has not amended and does not intend to amend any of its other previously-filed reports on Form 10-K or Form 10-Q for the periods affected by the Restatement other than those specifically stated above and its Quarterly Report on Form 10-Q/A for the three (3) month period ended July 1, 2006. As previously disclosed, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
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
1Q07 and 2Q07 Restatement
Stock-based compensation expense
In addition to the Restatement noted above through March 31, 2006, the Company has recorded a non-cash charge for stock-based compensation of $0.8 million and $2.4 million for the three (3) and six (6) month periods ended September 30, 2006, offset in part by income tax benefits of $0.3 million and $1.0 million, or total after-tax charges of $0.5 million and $1.4 million. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007.

Accounting for derivatives
On July 26, 2006, the Company entered into an interest rate swap to reduce its exposure from fluctuating interest rates. SFAS No.133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. From inception of the hedge, the Company had applied a method of cash flow hedge accounting under SFAS 133 to account for the interest rate swap that allowed the Company to assume no ineffectiveness in such agreements, called the “short-cut” method.
Subsequently, the Company analyzed its eligibility for the short-cut method in light of certain clarifications delivered by the Office of the Chief Accountant of the SEC, and determined that its interest rate swap did not qualify for the short-cut method under SFAS 133 because certain prepayment features relating to the underlying actual debt were not identical to those contained in the interest rate swap. Because the Company’s documentation at hedge inception reflected the short-cut method rather than the long haul method for determining hedge ineffectiveness, the derivative did not meet the requirements for a cash flow hedge. Documentation for the long haul method of accounting at hedge inception cannot be retrospectively applied under SFAS 133. Therefore, fluctuations in the interest rate swap’s fair value should have been recorded through the Company’s Consolidated Statement of Income instead of through “Other Comprehensive Income (Loss)”, which is a component of stockholders’ equity. The adjustment for 2Q07 will decrease reported net income and increase “Other Comprehensive Income” by approximately $1.4 million. This change in accounting for this derivative instrument could result in significant volatility in the Company’s reported net income and earnings per share due to increases and decreases in the fair value of the interest rate swap. However, the derivative instrument remains highly effective and the change in accounting for this derivative instrument does not impact operating cash flows or total stockholders equity.
The table below reflects the impact of the additional non-cash charges for stock-based compensation expense and the non-cash charge related to the interest rate swap on the Company’s Consolidated Statements of Income, including the cumulative adjustment to Retained Earnings as of March 31, 2006 and September 30, 2006 on the Company’s Consolidated Balance Sheet. See Note 3 of the Notes to Consolidated Financial Statements for reference to footnote disclosure that reconciles the previously filed annual financial information to the restated annual financial information. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

	(As			Adjust-		(As		(As
	previously	Adjust-	Income	ment,	(As	previously		Restated)
	reported)	ment,	Tax	Net of	Restated)	reported)	Adjust-	Diluted
	Net Income	Pre-Tax	Benefit	Tax	Net Income	Diluted EPS	ment	EPS

FY 94	$13,370	$43	$(19)	$24	$13,346	$0.83	$--	$0.83
FY 95	14,515	461	(144)	317	14,198	0.89	(0.02)	0.87
FY 96	18,278	406	(151)	255	18,023	1.10	(0.01)	1.09
FY 97	24,792	1,172	(456)	716	24,076	1.40	(0.04)	1.36
FY 98	32,404	3,595	(1,393)	2,202	30,202	1.79	(0.12)	1.67
FY 99	38,145	4,506	(1,732)	2,774	35,371	2.09	(0.15)	1.94
FY 00	48,852	5,778	(2,209)	3,569	45,283	2.60	(0.19)	2.41
FY 01	64,190	10,290	(3,953)	6,337	57,853	3.22	(0.32)	2.90
FY 02	62,042	11,333	(4,381)	6,952	55,090	2.97	(0.33)	2.64
FY 03	48,685	8,927	(2,328)	6,599	42,086	2.39	(0.32)	2.07
FY 04	47,243	8,197	(4,156)	4,041	43,202	2.52	(0.22)	2.30
FY 05	29,912	5,178	(2,312)	2,866	27,046	1.68	(0.16)	1.52

Cumulative 03/31/05	$442,428	$59,886	$(23,234)	$36,652	$405,776	$23.48	$(1.89)	$21.59

1Q06	7,394	1,120	(442)	678	6,716	0.43	(0.04)	0.39
2Q06	12,797	1,126	(444)	682	12,115	0.74	(0.04)	0.70
3Q06	12,511	2,431	(959)	1,472	11,039	0.70	(0.08)	0.62
4Q06	4,656	6,368	(2,612)	3,756	900	0.26	(0.21)	0.05

FY 06	$37,358	$11,045	$(4,457)	$6,588	$30,770	$2.13	$(0.37)	$1.76

Cumulative 03/31/06	$479,786	$70,931	$(27,691)	$43,240	$436,546	$25.61	$(2.26)	$23.35

1Q07	7,807	1,629	(635)	994	6,813	0.43	(0.06)	0.37
2Q07	13,079	2,210	(806)	1,404	11,675	0.74	(0.08)	0.66

2QYTD07	$20,886	$3,839	$(1,441)	$2,398	$18,488	$1.18	$(0.14)	$1.04

Cumulative 09/30/06	$500,672	$74,770	$(29,132)	$45,638	$455,034	$26.78	$(2.39)	$24.39

For the convenience of the reader, this Form 10-Q/A sets forth Part I of the 2Q07 Form 10-Q in its entirety, as amended by, and to reflect, the Restatement. This Form 10-Q/A generally does not reflect events that have occurred after November 9, 2006, the original filing date of the 2Q07 Form 10-Q, or modify or update the disclosures originally presented in the 2Q07 Form 10-Q except to reflect the effects of the Restatement, to reflect changes in the Company’s evaluation of disclosure controls and procedures. Accordingly, only the following items of the 2Q07 Form 10-Q have been amended:

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS (1)

	(As Restated)	(As Restated)
In thousands, except par value	September 30, 2006	March 31, 2006
	(Unaudited)	(Unaudited)

Assets
Cash and cash equivalents	$15,758	$11,207
Accounts receivable, net of allowance for doubtful accounts of $14,783 and $9,517	185,333	116,713
Inventories, net	71,877	53,926
Costs and estimated earnings in excess of billings on uncompleted contracts	56,553	23,803
Deferred tax asset	9,489	8,973
Prepaid and other current assets	27,606	16,502

Total current assets	366,616	231,124
Property, plant and equipment, net	41,595	35,124
Goodwill, net	586,273	468,724
Intangibles:
Customer relationships, net	53,996	24,657
Other intangibles, net	34,799	30,783
Deferred tax asset	18,526	19,909
Other assets	4,343	5,091

Total assets	$1,106,148	$815,412

Liabilities
Accounts payable	$87,127	$44,943
Accrued compensation and benefits	20,656	13,954
Deferred revenue	51,120	22,211
Restructuring reserve	14,246	3,292
Billings in excess of costs and estimated earnings on uncompleted contracts	20,571	8,648
Current maturities of long-term debt	608	1,049
Other liabilities	62,352	37,358

Total current liabilities	256,680	131,455
Long-term debt	251,945	122,673
Other liabilities	27,708	8,293

Total liabilities	536,333	262,421

Stockholders’ Equity
Preferred Stock authorized 5,000, par value $1.00, none issued	--	--
Common Stock authorized 100,000, par value $.001, 17,349 and 17,593 shares outstanding	25	25
Additional paid-in capital	430,061	418,141
Treasury stock, at cost 7,376 and 6,935 shares	(314,411)	(296,824)
Accumulated other comprehensive income	19,141	13,036
Retained earnings	434,999	418,613

Total stockholders’ equity	569,815	552,991

Total liabilities and stockholders’ equity	$1,106,148	$815,412

(1) See Note 3 of the Notes to Consolidated Financial Statements
See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (1)

	Unaudited		Unaudited
	Three months ended		Six months ended
	September 30 and October 1,		September 30 and October 1,
In thousands, except per share	(As Restated)	(As Restated)	(As Restated)	(As Restated)
amounts	2006	2005	2006	2005

Revenues:
Hotline products	$55,063	$54,056	$107,288	$107,508
On-Site services	216,262	130,994	394,432	256,824

Total	271,325	185,050	501,720	364,332

Cost of sales:
Hotline products	27,847	26,829	53,308	52,703
On-Site services	144,442	84,339	263,532	166,807

Total	172,289	111,168	316,840	219,510

Gross profit	99,036	73,882	184,880	144,822

Selling, general & administrative expenses	73,599	51,773	143,801	103,813
Restructuring and other charges	--	--	--	5,290
Intangibles amortization	1,931	1,328	3,437	2,886

Operating income	23,506	20,781	37,642	32,833

Interest expense (income), net	5,521	2,330	9,161	4,289
Other expenses (income), net	72	40	187	(35)

Income before provision for income taxes	17,913	18,411	28,294	28,579

Provision for income taxes	6,238	6,296	9,806	9,748

Net income	$11,675	$12,115	$18,488	$18,831

Earnings per common share:
Basic	$0.67	$0.71	$1.06	$1.11

Diluted	$0.66	$0.70	$1.04	$1.09

Weighted average common shares outstanding
Basic	17,513	17,022	17,415	16,933

Diluted	17,743	17,374	17,766	17,208

Dividends per share	$0.06	$0.06	$0.12	$0.12

(1) See Note 3 of the Notes to Consolidated Financial Statements
See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

	(Unaudited)
	Six months ended
	September 30 and October 1,
In thousands	(As Restated)	(As Restated)
	2006	2005

Operating Activities
Net income	$18,488	$18,831
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	9,453	7,380
Deferred taxes	318	24
Stock compensation expense	5,636	2,246
Tax benefit from exercised stock options	327	(992)
Change in fair value of interest rate swap	1,395	--
Changes in operating assets and liabilities:
Accounts receivable, net	(3,518)	(8,913)
Inventories, net	(4,734)	5,704
All other current assets excluding deferred tax asset	(1,380)	(2,356)
Liabilities exclusive of long term debt	(4,262)	550

Net cash provided by (used for) operating activities	$21,723	$22,474

Investing Activities
Capital expenditures	$(2,112)	$(1,600)
Capital disposals	403	1,001
Acquisition of businesses (payments)/recoveries	(127,402)	(26,854)
Prior merger-related (payments)/recoveries	(1,389)	(165)

Net cash provided by (used for) investing activities	$(130,500)	$(27,618)

Financing Activities
Proceeds from borrowings	$258,519	$105,948
Repayment of borrowings	(131,236)	(105,235)
Repayment on discounted lease rentals	(24)	(667)
Proceeds from exercise of options	6,611	7,452
Payment of dividends	(2,116)	(2,021)
Purchase of treasury stock	(17,587)	(10)

Net cash provided by (used for) financing activities	$114,167	$5,467
Foreign currency exchange impact on cash	$(839)	$10

Increase / (decrease) in cash and cash equivalents	$4,551	$333
Cash and cash equivalents at beginning of period	$11,207	$11,592

Cash and cash equivalents at end of period	$15,758	$11,925

Supplemental Cash Flow:
Cash paid for interest	$6,358	$4,285
Cash paid for income taxes	7,391	6,212
Non-cash financing activities:
Dividends payable	1,041	1,028
Capital leases	127	683

(1) See Note 3 of the Notes to Consolidated Financial Statements
See Notes to Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results for interim periods may not be indicative of the results of operations for any other interim period or for the full year. As previously disclosed, the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2006 (“Form 10-K”) will need to be restated and, therefore, should not be relied upon. See Note 3 of the Notes to Consolidated Financial Statements.
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes as of September 30, 2006 and 2005 were September 30, 2006 and October 1, 2005, respectively. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts.
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
Stock-Based Compensation
On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards and recognize compensation expense over the requisite service period for the portion of the award that is ultimately expected to vest. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense related to stock options was required to be recognized if the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock on the measurement date.
The Company adopted SFAS 123(R) using the modified prospective transition method which requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been retroactively adjusted to reflect, and do not include, the impact of SFAS 123(R). However, the modified prospective transition method does require the Company to provide pro forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. See Note 14 of the Notes to Consolidated Financial Statements.

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
Stock-Based Compensation
In December 2004, the FASB issued SFAS 123 (R). SFAS 123 (R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost is based on the fair value of the equity or liability instruments issued. Pro forma disclosure of this cost is no longer an alternative under SFAS 123(R). This Statement was effective for public companies at the beginning of the first annual reporting period beginning after June 15, 2005.
As permitted by SFAS 123, the Company accounted for its stock-based compensation plans under APB 25’s intrinsic value method and, as such, recognized stock-based compensation expense if the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock on the measurement date. The adoption of SFAS 123(R)’s fair value method has had no impact on the Company’s overall financial position or cash flows. Based on SFAS 123(R), the Company transitioned to the new requirements by using the modified prospective transition method. This transition method requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption.
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
The Company adopted the provisions of SFAS 123(R) as of April 1, 2006. See Significant Accounting Policies and Note 14 of the Notes to Consolidated Financial Statements for further reference to the disclosures required by SFAS 123(R).

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
Findings of the Audit Committee
During the Review Period, the Company granted stock options pursuant to an employee stock option plan and a director stock option plan to acquire approximately 10.9 million shares of the Company’s common stock, par value $.001 per share (the “common stock”). Such plans at all relevant times provided for option grants to be approved by a designated committee of non-employee directors or, in the case of the director stock option plan, by the Company’s Board of Directors (“the Board”). Approximately 2,000 stock option grants were awarded during the Review Period with 69 recorded grant dates. No stock options have been granted since September, 2006. The Audit Committee reviewed all stock options granted during the Review Period, including option grants to the Company’s directors, officers and rank and file employees (including grants to new employees, grants awarded in connection with Company acquisitions and grants made as individual or group performance awards). The Audit Committee’s review of the Company’s stock option granting practices included a comprehensive examination of reasonably available relevant physical and electronic documents as well as interviews with current and former directors, officers and Company personnel.
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
1Q07 and 2Q07 Restatement
Stock-based compensation expense
In addition to the Restatement noted above through March 31, 2006, the Company has recorded a non-cash charge for stock-based compensation of $0.8 million and $2.4 million for the three (3) and six (6) month periods ended September 30, 2006, offset in part by income tax benefits of $0.3 million and $1.0 million, or total after-tax charges of $0.5 million and $1.4 million. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007.
Accounting for derivatives
On July 26, 2006, the Company entered into an interest rate swap to reduce its exposure from fluctuating interest rates. SFAS No.133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. From inception of the hedge, the Company had applied a method of cash flow hedge accounting under SFAS 133 to account for the interest rate swap that allowed the Company to assume no ineffectiveness in such agreements, called the “short-cut” method.
Subsequently, the Company analyzed its eligibility for the short-cut method in light of certain clarifications delivered by the Office of the Chief Accountant of the SEC, and determined that its interest rate swap did not qualify for the short-cut method under SFAS 133 because certain prepayment features relating to the underlying actual debt were not identical to those contained in the interest rate swap. Because the Company’s documentation at hedge inception reflected the short-cut method rather than the long haul method for determining hedge ineffectiveness, the derivative did not meet the requirements for a cash flow hedge. Documentation for the long haul method of accounting at hedge inception cannot be retrospectively applied under SFAS 133. Therefore, fluctuations in the interest rate swap’s fair value should have been recorded through the Company’s Consolidated Statement of Income instead of through “Other Comprehensive Income (Loss)”, which is a component of stockholders’ equity. The adjustment for 2Q07 will decrease reported net income and increase “Other Comprehensive Income” by approximately $1.4 million. This change in accounting for this derivative instrument could result in significant volatility in the Company’s reported net income and earnings per share due to increases and decreases in the fair value of the interest rate swap. However, the derivative instrument remains highly effective and the change in accounting for this derivative instrument does not impact operating cash flows or total stockholders equity.
The table below reflects the impact of the additional non-cash charges for stock-based compensation expense and the non-cash charge related to the interest rate swap on the Company’s Consolidated Statements of Income, including the cumulative adjustment to Retained Earnings as of March 31, 2006 and September 30, 2006 on the Company’s Consolidated Balance Sheet. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

						(As
	(As			Adjust-		previously		(As
	previously	Adjust-	Income	ment,		reported)		Restated)
	reported)	ment,	Tax	Net of	(As Restated)	Diluted	Adjust-	Diluted
	Net Income	Pre-Tax	Benefit	Tax	Net Income	EPS	ment	EPS

FY 94	$13,370	$43	$(19)	$24	$13,346	$0.83	$--	$0.83
FY 95	14,515	461	(144)	317	14,198	0.89	(0.02)	0.87
FY 96	18,278	406	(151)	255	18,023	1.10	(0.01)	1.09
FY 97	24,792	1,172	(456)	716	24,076	1.40	(0.04)	1.36
FY 98	32,404	3,595	(1,393)	2,202	30,202	1.79	(0.12)	1.67
FY 99	38,145	4,506	(1,732)	2,774	35,371	2.09	(0.15)	1.94
FY 00	48,852	5,778	(2,209)	3,569	45,283	2.60	(0.19)	2.41
FY 01	64,190	10,290	(3,953)	6,337	57,853	3.22	(0.32)	2.90
FY 02	62,042	11,333	(4,381)	6,952	55,090	2.97	(0.33)	2.64
FY 03	48,685	8,927	(2,328)	6,599	42,086	2.39	(0.32)	2.07
FY 04	47,243	8,197	(4,156)	4,041	43,202	2.52	(0.22)	2.30
FY 05	29,912	5,178	(2,312)	2,866	27,046	1.68	(0.16)	1.52

Cumulative 03/31/05	$442,428	$59,886	$(23,234)	$36,652	$405,776	$23.48	$(1.89)	$21.59

1Q06	7,394	1,120	(442)	678	6,716	0.43	(0.04)	0.39
2Q06	12,797	1,126	(444)	682	12,115	0.74	(0.04)	0.70
3Q06	12,511	2,431	(959)	1,472	11,039	0.70	(0.08)	0.62
4Q06	4,656	6,368	(2,612)	3,756	900	0.26	(0.21)	0.05

FY 06	$37,358	$11,045	$(4,457)	$6,588	$30,770	$2.13	$(0.37)	$1.76

Cumulative 03/31/06	$479,786	$70,931	$(27,691)	$43,240	$436,546	$25.61	$(2.26)	$23.35

1Q07	7,807	1,629	(635)	994	6,813	0.43	(0.06)	0.37
2Q07	13,079	2,210	(806)	1,404	11,675	0.74	(0.08)	0.66

2QYTD07	$20,886	$3,839	$(1,441)	$2,398	$18,488	$1.18	$(0.14)	$1.04

Cumulative 09/30/06	$500,672	$74,770	$(29,132)	$45,638	$455,034	$26.78	$(2.39)	$24.39

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

Restatement Impact on the Consolidated Statements of Income
The following tables reconcile the Company’s Consolidated Statements of Income from the previously reported results to the restated results for the three (3) and six (6) month periods ended September 30, 2006 and October 1, 2005. All dollar amounts are in thousands, except per share amounts. Per share amounts may not sum due to rounding.

	Three Month Period Ended September 30, 2006 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Revenues:
Hotline products	$55,063	$--	$55,063
On-Site services	216,262	--	216,262

Total	271,325	--	271,325

Cost of sales:
Hotline products	27,847	--	27,847
On-Site services	144,442	--	144,442

Total	172,289	--	172,289

Gross profit	99,036	--	99,036

Selling, general & administrative expenses	72,784	815	73,599
Restructuring and other charges	--	--	--
Intangibles amortization	1,931	--	1,931

Operating income	24,321	(815)	23,506

Interest expense (income), net	4,126	1,395	5,521
Other expenses (income), net	72	--	72

Income before provision for income taxes	20,123	(2,210)	17,913

Provision for income taxes	7,044	(806)	6,238

Net income	$13,079	$(1,404)	$11,675

Earnings per common share:
Basic	$0.75	$(0.08)	$0.67

Diluted	$0.74	$(0.08)	$0.66

Weighted average common shares outstanding
Basic	17,513	--	17,513

Diluted	17,743	--	17,743

Dividends per share	$0.06	$--	$0.06

	Three Month Period Ended October 1, 2005 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Revenues:
Hotline products	$54,056	$--	$54,056
On-Site services	130,994	--	130,994

Total	185,050	--	185,050

Cost of sales:
Hotline products	26,829	--	26,829
On-Site services	84,339	--	84,339

Total	111,168	--	111,168

Gross profit	73,882	--	73,882

Selling, general & administrative expenses	50,647	1,126	51,773
Restructuring and other charges	--	--	--
Intangibles amortization	1,328	--	1,328

Operating income	21,907	(1,126)	20,781

Interest expense (income), net	2,330	--	2,330
Other expenses (income), net	40	--	40

Income before provision for income taxes	19,537	(1,126)	18,411

Provision for income taxes	6,740	(444)	6,296

Net income	$12,797	$(682)	$12,115

Earnings per common share:
Basic	$0.75	$(0.04)	$0.71

Diluted	$0.74	$(0.04)	$0.70

Weighted average common shares outstanding
Basic	17,022	--	17,022

Diluted	17,374	--	17,374

Dividends per share	$0.06	$--	$0.06

	Six Month Period Ended September 30, 2006 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Revenues:
Hotline products	$107,288	$--	$107,288
On-Site services	394,432	--	394,432

Total	501,720	--	501,720

Cost of sales:
Hotline products	53,308	--	53,308
On-Site services	263,532	--	263,532

Total	316,840	--	316,840

Gross profit	184,880	--	184,880

Selling, general & administrative expenses	141,357	2,444	143,801
Restructuring and other charges	--	--	--
Intangibles amortization	3,437	--	3,437

Operating income	40,086	(2,444)	37,642

Interest expense (income), net	7,766	1,395	9,161
Other expenses (income), net	187	--	187

Income before provision for income taxes	32,133	(3,839)	28,294

Provision for income taxes	11,247	(1,441)	9,806

Net income	$20,886	$(2,398)	$18,488

Earnings per common share:
Basic	$1.20	$(0.14)	$1.06

Diluted	$1.18	$(0.14)	$1.04

Weighted average common shares outstanding
Basic	17,415	--	17,415

Diluted	17,766	--	17,766

Dividends per share	$0.12	$--	$0.12

	Six Month Period Ended October 1, 2005 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Revenues:
Hotline products	$107,508	$--	$107,508
On-Site services	256,824	--	256,824

Total	364,332	--	364,332

Cost of sales:
Hotline products	52,703	--	52,703
On-Site services	166,807	--	166,807

Total	219,510	--	219,510

Gross profit	144,822	--	144,822

Selling, general & administrative expenses	101,567	2,246	103,813
Restructuring and other charges	5,290	--	5,290
Intangibles amortization	2,886	--	2,886

Operating income	35,079	(2,246)	32,833

Interest expense (income), net	4,289	--	4,289
Other expenses (income), net	(35)	--	(35)

Income before provision for income taxes	30,825	(2,246)	28,579

Provision for income taxes	10,634	(886)	9,748

Net income	$20,191	$(1,360)	$18,831

Earnings per common share:
Basic	$1.19	$(0.08)	$1.11

Diluted	$1.17	$(0.08)	$1.09

Weighted average common shares outstanding
Basic	16,933	--	16,933

Diluted	17,208	--	17,208

Dividends per share	$0.12	$--	$0.12

Restatement Impact on the Consolidated Balance Sheets
The following tables reconcile the Company’s Consolidated Balance Sheets from the previously reported results to the restated results as of September 30, 2006 and March 31, 2006. All dollar amounts are in thousands.

	September 30, 2006 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Assets
Cash and cash equivalents	$15,758	$--	$15,758
Accounts receivable, net	185,333	--	185,333
Inventories, net	71,877	--	71,877
Costs / estimated earnings in excess of billings on uncompleted contracts	56,553	--	56,553
Deferred tax asset	9,489	--	9,489
Prepaid and other current assets	27,606	--	27,606

Total current assets	366,616	--	366,616

Property, plant and equipment, net	41,595	--	41,595
Goodwill, net	586,273	--	586,273
Intangibles:
Customer relationships, net	53,996	--	53,996
Other intangibles, net	34,799	--	34,799
Deferred tax asset	2,654	15,872	18,526
Other assets	4,343	--	4,343

Total assets	$1,090,276	$15,872	$1,106,148

Liabilities
Accounts payable	$87,127	$--	$87,127
Accrued compensation and benefits	20,656	--	20,656
Deferred revenue	51,120	--	51,120
Restructuring reserve	14,246	--	14,246
Billings in excess of costs / estimated earnings on uncompleted contracts	20,571	--	20,571
Current maturities of long-term debt	608	--	608
Other liabilities	59,253	3,099	62,352

Total current liabilities	253,581	3,099	256,680

Long-term debt	251,945	--	251,945
Other liabilities	27,708	--	27,708

Total liabilities	533,234	3,099	536,333

Stockholders’ Equity
Preferred Stock	--	--	--
Common Stock	25	--	25
Additional paid-in capital	373,045	57,016	430,061
Treasury stock	(314,411)	--	(314,411)
Accumulated other comprehensive income	17,746	1,395	19,141
Retained earnings	480,637	(45,638)	434,999

Total stockholders’ equity	557,042	12,773	569,815

Total liabilities and stockholders’ equity	$1,090,276	$15,872	$1,106,148

	March 31, 2006 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Assets
Cash and cash equivalents	$11,207	$--	$11,207
Accounts receivable, net	116,713	--	116,713
Inventories, net	53,926	--	53,926
Costs / estimated earnings in excess of billings on uncompleted contracts	23,803	--	23,803
Deferred tax asset	8,973	--	8,973
Prepaid and other current assets	16,502	--	16,502

Total current assets	231,124	--	231,124

Property, plant and equipment, net	35,124	--	35,124
Goodwill, net	468,724	--	468,724
Intangibles:
Customer relationships, net	24,657	--	24,657
Other intangibles, net	30,783	--	30,783
Deferred tax asset	4,231	15,678	19,909
Other assets	5,091	--	5,091

Total assets	$799,734	$15,678	$815,412

Liabilities
Accounts payable	$44,943	$--	$44,943
Accrued compensation and benefits	13,954	--	13,954
Deferred revenue	22,211	--	22,211
Restructuring reserve	3,292	--	3,292
Billings in excess of costs / estimated earnings on uncompleted contracts	8,648	--	8,648
Current maturities of long-term debt	1,049	--	1,049
Other liabilities	33,771	3,587	37,358

Total current liabilities	127,868	3,587	131,455

Long-term debt	122,673	--	122,673
Other liabilities	8,293	--	8,293

Total liabilities	258,834	3,587	262,421

Stockholders’ Equity
Preferred Stock	--	--	--
Common Stock	25	--	25
Additional paid-in capital	362,810	55,331	418,141
Treasury stock	(296,824)	--	(296,824)
Accumulated other comprehensive income	13,036	--	13,036
Retained earnings	461,853	(43,240)	418,613

Total stockholders’ equity	540,900	12,091	552,991

Total liabilities and stockholders’ equity	$799,734	$15,678	$815,412

Restatement Impact on the Consolidated Statement of Cash Flows
The following tables reconcile the Company’s Consolidated Statements of Cash Flows from the previously reported results to the restated results for the six (6) month periods ended September 30, 2006 and October 1, 2005. All dollar amounts are in thousands.

	Six Month Period Ended September 30, 2006 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Operating Activities
Net income	$20,886	$(2,398)	$18,488
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	9,453	--	9,453
Deferred taxes	1,166	(848)	318
Stock compensation expense	3,192	2,444	5,636
Tax benefit from exercised stock options	(432)	759	327
Change in fair value of interest rate swap	--	1,395	1,395
Changes in operating assets and liabilities:
Accounts receivable, net	(3,518)	--	(3,518)
Inventories, net	(4,734)	--	(4,734)
All other current assets excluding deferred tax asset	(516)	(864)	(1,380)
Liabilities exclusive of long term debt	(3,774)	(488)	(4,262)

Net cash provided by (used for) operating activities	$21,723	$--	$21,723

Investing Activities
Capital expenditures	$(2,112)	$--	$(2,112)
Capital disposals	403	--	403
Acquisition of businesses (payments)/recoveries	(127,402)	--	(127,402)
Prior merger-related (payments)/recoveries	(1,389)	--	(1,389)

Net cash provided by (used for) investing activities	$(130,500)	$--	$(130,500)

Financing Activities
Proceeds from borrowings	$258,519	$--	$258,519
Repayment of borrowings	(131,236)	--	(131,236)
Repayment on discounted lease rentals	(24)	--	(24)
Proceeds from exercise of options	6,611	--	6,611
Payment of dividends	(2,116)	--	(2,116)
Purchase of treasury stock	(17,587)	--	(17,587)

Net cash provided by (used for) financing activities	$114,167	$--	$114,167

Foreign currency exchange impact on cash	$(839)	$--	$(839)

Increase / (decrease) in cash and cash equivalents	$4,551	$--	$4,551

Cash and cash equivalents at beginning of period	$11,207	$--	$11,207

Cash and cash equivalents at end of period	$15,758	$--	$15,758

Supplemental Cash Flow:
Cash paid for interest	$6,358	$--	$6,358
Cash paid for income taxes	7,391	--	7,391
Non-cash financing activities:
Dividends payable	1,041	--	1,041
Capital leases	127	--	127

	Six Month Period Ended October 1, 2005 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Operating Activities
Net income	$20,191	$(1,360)	$18,831
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	7,380	--	7,380
Deferred taxes	(2,053)	2,077	24
Stock compensation expense	--	2,246	2,246
Tax benefit from exercised stock options	(1,971)	979	(992)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,913)	--	(8,913)
Inventories, net	5,704	--	5,704
All other current assets excluding deferred tax asset	1,586	(3,942)	(2,356)
Liabilities exclusive of long term debt	550	--	550

Net cash provided by (used for) operating activities	$22,474	$--	$22,474

Investing Activities
Capital expenditures	$(1,600)	$--	$(1,600)
Capital disposals	1,001	--	1,001
Acquisition of businesses (payments)/recoveries	(26,854)	--	(26,854)
Prior merger-related (payments)/recoveries	(165)	--	(165)

Net cash provided by (used for) investing activities	$(27,618)	$--	$(27,618)

Financing Activities
Proceeds from borrowings	$105,948	$--	$105,948
Repayment of borrowings	(105,235)	--	(105,235)
Repayment on discounted lease rentals	(667)	--	(667)
Proceeds from exercise of options	7,452	--	7,452
Payment of dividends	(2,021)	--	(2,021)
Purchase of treasury stock	(10)	--	(10)

Net cash provided by (used for) financing activities	$5,467	$--	$5,467

Foreign currency exchange impact on cash	$10	$--	$10

Increase / (decrease) in cash and cash equivalents	$333	$--	$333

Cash and cash equivalents at beginning of period	$11,592	$--	$11,592

Cash and cash equivalents at end of period	$11,925	$--	$11,925

Supplemental Cash Flow:
Cash paid for interest	$4,285	$--	$4,285
Cash paid for income taxes	6,212	--	6,212
Non-cash financing activities:
Dividends payable	1,028	--	1,028
Capital leases	683	--	683

Note 4: Inventories
The Company’s inventories consist of the following:

	September 30, 2006	March 31, 2006
Raw materials	$1,681	$1,426
Finished goods	95,117	66,787

Subtotal	96,798	68,213
Excess and obsolete inventory reserves	(24,921)	(14,287)

Inventory, net	$71,877	$53,926

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
The following table summarizes changes to goodwill at the Company’s reporting units during the period:

	North
	America	Europe	All Other	Total

Balance as of March 31, 2006	$400,998	$65,684	$2,042	$468,724
Currency translation	29	3,828	(3)	3,854
Current Period Acquisitions (Note 10)	117,383	--	--	117,383
Prior Period Acquisitions	(3,707)	--	--	(3,707)
Earn-out payments	--	--	--	--
Other	19	--	--	19

Balance as of September 30, 2006	$514,722	$69,512	$2,039	$586,273

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

The following table summarizes the changes to carrying amounts of intangible assets during the period.

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2006	$27,739	$3,044	$24,657	$55,440
Amortization expense	--	(2,066)	(1,371)	(3,437)
Currency translation	--	58	--	58
Current Period Acquisitions (Note 10)	--	5,282	27,134	32,416
Prior Period Acquisitions	--	742	3,576	4,318

Balance at September 30, 2006	$27,739	$7,060	$53,996	$88,795

Intangible asset amortization expense was $1,931 and $3,437 for the three and six months ended September 30, 2006, respectively. Intangible asset amortization expense was $1,328 and $2,886 for the three and six months ended September 30, 2005, respectively. The Company acquired definite-lived intangibles from the completion of two acquisitions during the six month period ended September 30, 2006 (see Note 10 of the Notes to the Consolidated Financial Statements). The estimated definite-lived intangibles recorded of $32,416 were based on a preliminary allocation pending completion of third party valuation, which is expected to be completed during the third quarter of Fiscal 2007. The Company recorded amortization expense of $1,266 and $2,110 for the three and six month periods ended September 30, 2006 for these newly acquired definite-lived assets.
The following table details the estimated intangible amortization expense for the next five years. These estimates are based on the carrying amounts of intangible assets as of September 30, 2006 that are subject to change pending the outcome of purchase accounting related to our current acquisitions:

Years Ending March 31,
2007	$7,242
2008	4,561
2009	4,139
2010	4,010
2011	3,438
Thereafter	41,103

Total	$64,493

Note 6: Indebtedness
Long-term debt consisted of the following:

	September 30, 2006	March 31, 2006
Revolving credit agreement	$249,400	$121,303
Interest rate swap fair value (see Note 7)	1,395	--
Capital lease obligations	1,563	1,891
Other	195	528

Total debt	252,553	123,722
Less: current portion	(608)	(1,049)

Long-term debt	$251,945	$122,673

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

During the six month period ended September 30, 2006, the Company increased net borrowings under the Credit Agreement by approximately $128,097. The Company utilized the proceeds from net borrowings to fund the acquisitions of the USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”) and Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”) during the first quarter Fiscal 2007 (see Note 10 of the Notes to the Consolidated Financial Statements) and to repurchase common stock during the second quarter Fiscal 2007.
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
Note 7: Derivative Instruments and Hedging Activities
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
On July 26, 2006, the Company entered into an interest rate swap which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. For the three and six month periods ended September 30, 2006, the Company recognized a loss of $1,395 related to the change in fair value of the interest rate swap included in “Interest Expense (Income)” in the Company’s Consolidated Statements of Income. The loss is recorded as a component of “Long Term Debt” in the Company’s Consolidated Balance Sheet.

Note 8: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations:

	Three month period ended		Six month period ended
	September 30,		September 30,
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	2006	2005	2006	2005

Net income, as reported	$11,675	$12,115	$18,488	$18,831

Weighted average common shares outstanding (basic)	17,513	17,022	17,415	16,933
Effect of dilutive securities from employee stock options	230	352	351	275

Weighted average common shares outstanding (diluted)	17,743	17,374	17,766	17,208

Basic earnings per common share	$0.67	$0.71	$1.06	$1.11

Dilutive earnings per common share	$0.66	$0.70	$1.04	$1.09

The Weighted Average Common Shares Outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,240,830 and 1,957,098 non-dilutive stock options outstanding during the three month periods ended September 30, 2006 and 2005, respectively, that are not included in the corresponding period Weighted Average Common Shares Outstanding (diluted) computation. There were 774,038 and 2,595,489 non-dilutive stock options outstanding during the six month-periods ended September 30, 2006 and 2005, respectively that are not included in the corresponding period Weighted Average Common Shares Outstanding (diluted) computation.
Note 9: Comprehensive Income and Stockholders’ Equity
The following table details the computation of comprehensive income:

	Three month period ended		Six month period ended
	September 30,		September 30,
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	2006	2005	2006	2005

Net income	$11,675	$12,115	$18,488	$18,831

Foreign currency translation adjustment	(481)	718	6,044	(9,046)

Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	293	75	61	233

Comprehensive income (loss)	$11,487	$12,908	$24,593	$10,018

The components of Accumulated Other Comprehensive Income consisted of the following:

	(As Restated)	March 31, 2006
	September 30, 2006

Foreign currency translation adjustment	$17,938	$11,894
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	1,203	1,142

Total accumulated other comprehensive income	$19,141	$13,036

Note 10: Acquisitions
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
As of September 30, 2006, the equity book value adjustment resulted in a $10,535 receivable from the seller. This receivable is recorded in Other Current Assets and is considered fully collectible. The costs of the acquisitions were funded with borrowings under the Credit Agreement described in Note 6 of the Notes to the Consolidated Financial Statements.
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
In connection with the NextiraOne acquisition, the Company obtained various contractual obligations in the form of operating leases for facilities and vehicles. The following table summarizes the payments due by period related to those contractual obligations:

Payments Due by Period

Less than 1 year	$15,872
1-3 years	18,271
3-5 years	977
More than 5 years	--

Total	$35,120

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	2006	2005	2006	2005

Revenue (Pro forma)	$271,325	$310,496	$532,366	$646,438
Net Income from continuing operations (Pro forma), net of tax	$11,675	$11,919	$16,691	$22,712
Earnings per common share (Pro forma)
Basic	$0.67	$0.70	$0.96	$1.34
Diluted	$0.66	$0.69	$0.96	$1.32

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

The following acquired companies will collectively be referred to as “Acquired Companies”: TSM, GTC, BCI, Universal, C=WIN, CSG, NextiraOne and NUVT.
Note 11: Commitments and Contingencies
Litigation
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes its litigation matters are adequately provided for, covered by insurance or a third party indemnification obligation, without merit or not probable that a material unfavorable outcome will result.
Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties. As of September 30, 2006 and March 31, 2006, the Company has recorded a warranty reserve of $5,059 and $1,383, respectively.
There has been no significant or unusual activity during the three and six month periods ended September 30, 2006 other than the acquisitions as discussed in Note 10 of the Notes to the Consolidated Financial Statements.
Note 12: Pension Plan Costs
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
The following table summarizes the components of net periodic benefit cost for the three and six month periods ended September 30, 2006. Six month results include the net periodic benefit cost from May 1, 2006 (date following acquisition) through September 30, 2006:

	For the three months	For the six months
	ended September 30,	ended September 30,
	2006	2006

Service cost	$148	$219
Interest cost	465	581
Expected return on plan assets	(514)	(622)
Amortization of prior service cost	--	--
Amortization of unrealized gains and losses	(42)	--

Net periodic benefit cost	$57	$178

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

The following table summarizes the changes to the restructuring reserve during the period:

	Employee	Facility
	Severance	Closures	Total

Balance at March 31, 2006	$260	$10,438	$10,698
Acquisition adjustments (see Note 10)	8,857	15,843	24,700
Cash expenditures	(4,997)	(4,173)	(9,170)

Balance at September 30, 2006	$4,120	$22,108	$26,228

Note 14: Stock-based Compensation
The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of September 30, 2006, the Employee Plan is authorized to issue stock options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of common stock. The Employee Plan provides that options are to be granted by a committee appointed by the Company’s Board to key employees of the Company; such stock options generally become exercisable in equal amounts over a three-year period. As of September 30, 2006, the Director Plan is authorized to issue stock options and SARs for up to 270,000 shares of common stock. The Director Plan provides that options are to be granted by the Board or a committee appointed by the Board; such options generally become exercisable in equal amounts over a three-year period. No SARs have been issued under either plan.
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
As a result of the Restatement through March 31, 2006, the Company has recorded an additional non-cash charge for stock-based compensation for the three (3) and six (6) months periods ended September 30, 2006. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007. The following table reconciles the Company’s stock-based compensation expense from the previously reported results to the restated results for the three (3) and six (6) month periods ended September 30, 2006 and 2005. All dollar amounts are in thousands. Stock-based compensation expense is recorded to Selling, General, and Administrative expense.

	Stock-Based Compensation Expense, Pre-Tax
	(As Previously
Three Months Ended	Reported)	Adjustment	(As Restated)

September 30, 2006	$1,572	$815	$2,387
September 30, 2005	--	1,126	1,126

As noted above, the restated stock-based compensation expense for the three (3) months ended September 30, 2006 and September 30, 2005 was $2,387 ($1,551 net of tax), or approximately $0.09 per diluted share and $1,126 ($732 net of tax), or approximately $0.04 per diluted share respectively.

	Stock-Based Compensation Expense, Pre-Tax
	(As Previously
Six Months Ended	Reported)	Adjustment	(As Restated)

September 30, 2006	$3,192	$2,444	$5,636
September 30, 2005	--	2,246	2,246

As noted above, the restated stock-based compensation expense for the six (6) months ended September 30, 2006 and September 30, 2005 was $5,636 ($3,664 net of tax), or approximately $0.21 per diluted share and $2,246 ($1,460 net of tax), or approximately $0.08 per diluted share respectively.

The following table summarizes certain information regarding the Company’s outstanding stock options as of and for the period ending September 30, 2006.

	Six month period ended September 30, 2006
		Weighted-Average Exercise
	Shares	Price (per share)
Outstanding at March 31, 2006	5,055	$38.28
Granted	70	39.12
Exercised	(197)	33.61
Forfeited or expired	(58)	38.62

Outstanding at September 30, 2006	4,870	$38.48
Exercisable at September 30, 2006	4,377	$38.91
Weighted average fair value of options granted during the period using Black-Scholes option pricing model		$17.88

The weighted average fair value of stock options granted during the period of $17.88 and the stock-based compensation expense recognized during the three and six month periods ended September 30, 2006 were based on the Black-Scholes option pricing model using the following weighted average assumptions.

2Q07

Expected life (in years)	5.7
Risk free interest rate	4.18%
Annual forfeiture rate	1.53%
Volatility	44.75%
Dividend yield	0.60%

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Average		Weighted	Average
	Shares	Remaining	Average	Intrinsic	Shares	Average	Intrinsic
Range of	Outstanding	Contractual	Exercise	Value	Exercisable	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Price	(000’s)

$19.95 - $26.60	258	1.8	$21.85	$4,422	258	$21.85	$4,422
$26.60 - $33.25	356	2.6	30.07	3,174	356	30.07	3,174
$33.25 - $39.90	1,951	8.6	37.04	3,758	1,458	37.82	1,674
$39.90 - $46.55	2,147	5.2	42.37	--	2,147	42.37	--
$46.55 - $53.20	154	3.1	49.39	--	154	49.39	--
$53.20 - $59.85	2	3.3	55.88	--	2	55.88	--
$59.85 - $66.50	2	3.2	63.22	--	2	63.22	--

$19.95 - $66.50	4,870	6.1	$38.48	$11,354	4,377	$38.91	$9,270

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price on September 30, 2006 of $38.97, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2006, there was approximately $8,192 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a weighted average period of 3.0 years.
Pro forma Information
The Company adopted SFAS 123(R) using the modified prospective transition method. The modified prospective transition method requires the Company to provide pro forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share prior to the adoption of SFAS 123(R). This table only shows pro forma amounts for the three (3) and six (6) month period ending September 30, 2005 since the Company adopted the fair value recognition provisions of SFAS 123(R) on April 1, 2006 and, therefore, compensation expenses are recognized in the consolidated income statement for all share-based payments granted prior to, but not yet vested as of March 31, 2006. Per share amounts may not total due to rounding.

	Three months ended September 30, 2005
	As previously
	reported	Adjustment	As Restated

Net income (As reported)	$12,797	$(682)	$12,115
Plus: Stock-based compensation expense included in reported net income, net of related tax	--	1,126	1,126
Less: Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(2,645)	(3,162)	(5,807)

Net Income (Pro forma)	$10,152	$(2,718)	$7,434

Earnings per common share
Basic – as reported	$0.75	$(0.04)	$0.71
Basic – pro forma	$0.60	$(0.16)	$0.44

Diluted – as reported	$0.74	$(0.04)	$0.70
Diluted – pro forma	$0.58	$(0.15)	$0.43

	Six months ended September 30, 2005
	As previously
	reported	Adjustment	As Restated

Net income (As reported)	$20,191	$(1,360)	$18,831
Plus: Stock-based compensation expense included in reported net income, net of related tax	--	2,246	2,246
Less: Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(5,222)	(5,944)	(11,166)

Net Income (Pro forma)	$14,969	$(5,058)	$9,911

Earnings per common share
Basic – as reported	$1.19	$(0.08)	$1.11
Basic – pro forma	$0.88	$(0.29)	$0.59

Diluted – as reported	$1.17	$(0.08)	$1.09
Diluted – pro forma	$0.87	$(0.29)	$0.58

The pro forma impacts computed above were based on the Black-Scholes option pricing model using the following weighted average assumptions.

2Q06

Expected life (in years)	5.1
Risk free interest rate	3.9%
Volatility	59.0%
Dividend yield	0.70%

Note 15: Segment Reporting
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
The following table presents financial information about the Company’s reportable segments by geographic region:

	Three months ended		Six months ended
	September 30,		September 30,
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	2006	2005	2006	2005

North America
Revenues	$231,297	$146,754	$423,869	$283,615
Operating income	18,122	15,411	27,519	26,150
Depreciation	3,580	2,057	5,741	4,017
Amortization	1,911	1,270	3,368	2,475
Segment assets (as of September 30, 2006)	1,038,242	762,403	1,038,242	762,403
Europe
Revenues	$30,844	$29,199	$60,189	$62,949
Operating income	3,489	3,427	6,632	3,060
Depreciation	112	166	231	362
Amortization	11	50	51	393
Segment assets (as of September 30, 2006)	125,745	123,837	125,745	123,837
All Other
Revenues	$9,184	$9,097	$17,662	$17,768
Operating income	1,895	1,943	3,491	3,623
Depreciation	24	38	44	115
Amortization	9	8	18	18
Segment assets (as of September 30, 2006)	15,888	14,955	15,888	14,955

The sum of segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	(As Restated)	(As Restated)
	September 30, 2006	March 31, 2006

Segment assets for North America, Europe and All Other	$1,179,875	$894,557
Corporate eliminations	(73,727)	(79,145)

Total consolidated assets	$1,106,148	$$815,412

The following table presents financial information about the Company by service type:

	Three months ended September 30		Six months ended September 30
	2006	2005	2006	2005

Data Services
Revenues	$46,447	$52,584	$90,978	$105,485
Gross Profit	13,907	15,482	27,224	31,006
Voice Services
Revenues	$169,815	$78,410	$303,454	$151,339
Gross Profit	57,913	31,173	103,676	59,011
Hotline Services
Revenues	$55,063	$54,056	$107,288	$107,508
Gross Profit	27,216	27,227	53,980	54,805

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
Given the volatility of the common stock during much of the Review Period, the use of methodologies and measurement dates different from those described above could have resulted in a higher or lower cumulative compensation expense which would have caused net income or loss to be different from the amounts reported in the restated consolidated financial statements. The Company’s procedures for evaluating the appropriateness of measurement dates fixed using the default methodologies described above also included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the appropriate measurement date for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-

based compensation expense for these grants, which was $9.3 million to $99.3 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $70.0 million, net of forfeitures, included in the Restatement.
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
1Q07 and 2Q07 Restatement
Stock-based compensation expense
In addition to the Restatement noted above through March 31, 2006, the Company has recorded a non-cash charge for stock-based compensation of $0.8 million and $2.4 million for the three (3) and six (6) month periods ended September 30, 2006, offset in part by income tax benefits of $0.3 million and $1.0 million, or total after-tax charges of $0.5 million and $1.4 million. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007.
Accounting for derivatives
On July 26, 2006, the Company entered into an interest rate swap to reduce its exposure from fluctuating interest rates. SFAS 133 requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. From inception of the hedge, the Company had applied a method of cash flow hedge accounting under SFAS 133 to account for the interest rate swap that allowed the Company to assume no ineffectiveness in such agreements, called the “short-cut” method.
Subsequently, the Company analyzed its eligibility for the short-cut method in light of certain clarifications delivered by the Office of the Chief Accountant of the SEC, and determined that its interest rate swap did not qualify for the short-cut method under SFAS 133 because certain prepayment features relating to the underlying actual debt were not identical to those contained in the interest rate swap. Because the Company’s documentation at hedge inception reflected the short-cut method rather than the long haul method for determining hedge ineffectiveness, the derivative did not meet the requirements for a cash flow hedge. Documentation for the long haul method of accounting at hedge inception cannot be retrospectively applied under SFAS 133. Therefore, fluctuations in the interest rate swap’s fair value should have been recorded through the Company’s Consolidated Statement of Income instead of through “Other Comprehensive Income (Loss)”, which is a component of stockholders’ equity. The adjustment for 2Q07 will decrease reported net income and increase “Other Comprehensive Income” by approximately $1.4 million. This change in accounting for this derivative instrument could result in significant volatility in the Company’s reported net income and earnings per share due to increases and decreases in the fair value of the interest rate swap. However, the derivative instrument remains highly effective and the change in accounting for this derivative instrument does not impact operating cash flows or total stockholders’ equity.
The table below reflects the impact of the additional non-cash charges for stock-based compensation expense and the non-cash charge related to the interest rate swap on the Company’s Consolidated Statements of Income, including the cumulative adjustment to Retained Earnings as of March 31, 2006 and September 30, 2006 on the Company’s Consolidated Balance Sheet. See Note 3 of the Notes to Consolidated Financial Statements for reference to footnote disclosure that reconciles the previously filed annual financial information to the restated annual financial information. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

	(As			Adjust-		(As		(As
	previously	Adjust-	Income	ment,	(As	previously		Restated)
	reported)	ment,	Tax	Net of	Restated)	reported)	Adjust-	Diluted
	Net Income	Pre-Tax	Benefit	Tax	Net Income	Diluted EPS	ment	EPS

FY 94	$13,370	$43	$(19)	$24	$13,346	$0.83	$--	$0.83
FY 95	14,515	461	(144)	317	14,198	0.89	(0.02)	0.87
FY 96	18,278	406	(151)	255	18,023	1.10	(0.01)	1.09
FY 97	24,792	1,172	(456)	716	24,076	1.40	(0.04)	1.36
FY 98	32,404	3,595	(1,393)	2,202	30,202	1.79	(0.12)	1.67
FY 99	38,145	4,506	(1,732)	2,774	35,371	2.09	(0.15)	1.94
FY 00	48,852	5,778	(2,209)	3,569	45,283	2.60	(0.19)	2.41
FY 01	64,190	10,290	(3,953)	6,337	57,853	3.22	(0.32)	2.90
FY 02	62,042	11,333	(4,381)	6,952	55,090	2.97	(0.33)	2.64
FY 03	48,685	8,927	(2,328)	6,599	42,086	2.39	(0.32)	2.07
FY 04	47,243	8,197	(4,156)	4,041	43,202	2.52	(0.22)	2.30
FY 05	29,912	5,178	(2,312)	2,866	27,046	1.68	(0.16)	1.52

Cumulative 03/31/05	$442,428	$59,886	$(23,234)	$36,652	$405,776	$23.48	$(1.89)	$21.59

1Q06	7,394	1,120	(442)	678	6,716	0.43	(0.04)	0.39
2Q06	12,797	1,126	(444)	682	12,115	0.74	(0.04)	0.70
3Q06	12,511	2,431	(959)	1,472	11,039	0.70	(0.08)	0.62
4Q06	4,656	6,368	(2,612)	3,756	900	0.26	(0.21)	0.05

FY 06	$37,358	$11,045	$(4,457)	$6,588	$30,770	$2.13	$(0.37)	$1.76

Cumulative 03/31/06	$479,786	$70,931	$(27,691)	$43,240	$436,546	$25.61	$(2.26)	$23.35

1Q07	7,807	1,629	(635)	994	6,813	0.43	(0.06)	0.37
2Q07	13,079	2,210	(806)	1,404	11,675	0.74	(0.08)	0.66

2QYTD07	$20,886	$3,839	$(1,441)	$2,398	$18,488	$1.18	$(0.14)	$1.04

Cumulative 09/30/06	$500,672	$74,770	$(29,132)	$45,638	$455,034	$26.78	$(2.39)	$24.39

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

	1Q07	2Q07	3Q07	4Q07	FY07 Total	Thereafter

SGA
Asset write-up depreciation expense on acquisitions	$--	$1,197	$713	$652	$2,562	$3,560
Amortization
Amortization of intangible assets on acquisitions	1,439	1,892	1,849	1,863	7,043	56,772

Total	$1,439	$3,089	$2,562	$2,515	$9,605	$60,332

Information on revenues and operating income by reportable geographic segment (North America, Europe and All Other) is presented below. The tables below should be read in conjunction with the following discussion. The additional non-cash charges for stock-based compensation expense was recorded in Selling, General and Administrative expense which is included in the Company’s measure of Operating Income. See Note 3 of the Notes to Consolidated Financial Statement.

	Three months ended September 30,				Six months ended September 30,
	(As Restated)		(As Restated)		(As Restated)		(As Restated)
	2006		2005		2006		2005
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues:
North America	$231,297	85.2%	$146,754	79.3%	$423,869	84.5%	$283,615	77.8%
Europe	30,844	11.4%	29,199	15.8%	60,189	12.0%	62,949	17.3%
All Other	9,184	3.4%	9,097	4.9%	17,662	3.5%	17,768	4.9%

Total	$271,325	100%	$185,050	100%	$501,720	100%	$364,332	100%

Operating Income:
North America	$18,122		$15,411		$27,519		$26,150
% of North America revenues	7.8%		10.5%		6.5%		9.2%
Europe	$3,489		$3,427		$6,632		$3,060
% of Europe revenues	11.3%		11.7%		11.0%		4.9%
All Other	$1,895		$1,943		$3,491		$3,623
% of All Other revenues	20.6%		21.4%		19.8%		20.4%

Total	$23,506	8.7%	$20,781	11.2%	$37,642	7.5%	$32,833	9.0%

Reconciling items:
North America	$5,472		$2,400		$11,269		$7,899
Europe	--		--		--		3,742
All Other	--		--		--		--

Total	$5,472	2.0%	$2,400	1.3%	$11,269	2.2%	$11,641	3.2%

Information on revenues and gross profit by service type (Data Services, Voice Services and Hotline Services) is presented below. The additional non-cash charges for stock-based compensation expense were recorded in Selling, General and Administrative expense which is not included in the Company’s measure of Gross Profit and therefore does not impact the following table or the corresponding discussions.

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
SG&A Expenses
Selling, general and administrative (“SG&A”) expenses for 2Q07 were $73,599, an increase of $21,826 over SG&A expenses of $51,773 for 2Q06. The increase in SG&A expense dollars over the prior year was due primarily to the Acquired Companies. SG&A expenses as a percent of revenue for 2Q07 were 27.1% of revenues comparable to 28.0% of revenues for 2Q06. The decrease in SG&A as a percent of revenue was due primarily to lower SG&A as a percent of revenues related to the Acquired Companies offset in part by an increase to non-cash stock-based compensation expense of $1,261.
Intangibles Amortization
Intangibles amortization for 2Q07 increased to $1,931 from $1,328 for 2Q06. The increase was primarily attributable to the amortization of intangible assets acquired through the purchase of the Acquired Companies. See Note 10 for further details related to the Acquired Companies.
Operating Income
Operating income for 2Q07 was $23,506, or 8.7% of revenues, compared to $20,781, or 11.2% of revenues, for 2Q06.
Interest Expense, Net
Net interest expense for 2Q07 increased to $5,521 from $2,330 for 2Q06. The increase in interest expense is due to an increase in the weighted average outstanding debt and weighted average interest rate from approximately $161,735 and 5.04% for 2Q06, respectively, to approximately $265,437 and 6.26% for 2Q07, respectively. The increase in debt relates primarily to the acquisitions of NextiraOne and NUVT during the first quarter Fiscal 2007. Also included in interest expense for 2Q07 is $1,395 related to the change in fair value of the Company’s interest rate swap.

Provision for Income Taxes
The tax provision for 2Q07 was $6,238, an effective tax rate of 34.8%. This compares to the tax provision for 2Q06 of $6,296, an effective tax rate of 34.2%. The tax rate for 2Q07 was higher than 2Q06 due to changes in the overall mix of taxable income among worldwide offices.
Net Income
As a result of the foregoing, net income for 2Q07 was $11,675, or 4.3% of revenues, compared to $12,115, or 6.5% of revenues, for 2Q06.
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
Europe Revenues
Revenues in Europe were $60,189 for 2QYTD07, a decrease of 4% compared to 2QYTD06 revenues of $62,949. Excluding the positive impact of exchange rates of $1,246 relative to the U.S. dollar, revenues would have decreased 6% to $58,943 for 2QYTD07. The Company believes the overall decrease is due to the completion of nonrecurring projects offset in part by the success in the Company’s DVH™ (Data, Voice and Hotline) Services cross-selling initiatives.
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
SG&A Expenses
SG&A expenses for 2QYTD07 were $143,801, an increase of $39,988 over SG&A expenses of $103,813 for 2QYTD06. The increase in SG&A expense dollars over the prior year was due primarily to the Acquired Companies. SG&A expenses as a percent of revenue for 2QYTD07 were 28.7% of revenues comparable to 28.5% of revenues for 2QYTD06. The decrease in SG&A as a percent of revenue was due primarily to lower SG&A as a percent of revenues related to the Acquired Companies offset in part by an increase to non-cash stock-based compensation expense of $3,390.
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
Intangibles Amortization
Intangibles amortization for 2QYTD07 increased to $3,437 from $2,886 for 2QYTD06. The increase was primarily attributable to the amortization of intangible assets acquired through the purchase of the Acquired Companies. See Note 10 for further details related to the Acquired Companies.
Operating Income
Operating income for 2QYTD07 was $37,642, or 7.5% of revenues, compared to $32,833, or 9.0% of revenues, for 2QYTD06.
Interest Expense, Net
Net interest expense for 2QYTD07 increased to $9,161 from $4,289 for 2QYTD06. The increase in interest expense is due to an increase in the weighted average outstanding debt and weighted average interest rate from approximately $164,294 and 4.53% for 2QYTD06, respectively, to approximately $243,390 and 6.17% for 2QYTD07, respectively. The increase in debt relates primarily to the acquisitions of NextiraOne and NUVT during the first quarter Fiscal 2007. Also included in interest expense for 2QYTD07 is $1,395 related to the change in fair value of the Company’s interest rate swap.
Provision for Income Taxes
The tax provision for 2QYTD07 was $9,806, an effective tax rate of 34.7%. This compares to the tax provision for 2QYTD06 of $9,748, an effective tax rate of 34.1%. The tax rate for 2QYTD07 was higher than 2QYTD06 due to changes in the overall mix of taxable income among worldwide offices.

Net Income
As a result of the foregoing, net income for 2QYTD07 was $18,488, or 3.7% of revenues, compared to $18,831, or 5.2% of revenues, for 2QYTD06.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during 2QYTD07 was $21,723. Significant factors contributing to the source of cash were: net income of $18,488 inclusive of non-cash charges of $9,453 and $5,636 for amortization / depreciation expense and stock compensation expense, respectively, an increase in accounts payable of $13,064 and an increase in billings in excess of costs of $6,061. Significant factors contributing to a use of cash were: increase in net inventory of $4,734, an increase in net accounts receivable of $3,518, an increase in costs in excess of billings of $8,567, a decrease in the restructuring reserve of $9,218 and a decrease in accrued compensation of $6,453. Changes in the above accounts are based on average Fiscal 2007 exchange rates.
Net cash provided by operating activities during 2QYTD06 was $22,474. Significant factors contributing to a source of cash were: net income of $18,831 inclusive of non-cash charges of $7,380 and $2,246 for amortization / depreciation expense and stock compensation expense, respectively, and a decrease in net inventory of $5,704. A significant factor contributing to a use of cash was an increase in accounts receivable of $8,913. Changes in the above accounts are based on average Fiscal 2006 exchange rates.
As of September 30, 2006 and 2005, the Company had cash and cash equivalents of $15,758 and $11,925, respectively, working capital of $109,936 and $109,601, respectively, and a current ratio of 1.43 and 1.78, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Cash Flows from Investing Activities
Net cash used by investing activities during 2QYTD07 was $130,500. Significant factors contributing to a use of cash were: $2,112 for gross capital expenditures and $127,402 to acquire NextiraOne and NUVT. See Note 10 of the Notes to Consolidated Financial Statements for additional details regarding the acquisitions of NextiraOne and NUVT.
Net cash used by investing activities during 2QYTD06 was $27,618. Significant factors contributing to a use of cash were: $1,600 for gross capital expenditures and $26,854 to acquire TSM, GTC and BCI, net of cash acquired in the transactions.
Cash Flows from Financing Activities
Net cash provided by financing activities during 2QYTD07 was $114,167. Significant factors contributing to the cash inflow were $127,283 of net borrowings on long term debt and $6,611 of proceeds from the exercise of stock options. Significant uses of cash were $17,587 for the repurchase of common stock and $2,116 for the payment of dividends.
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
Repurchase of Common Stock
During 2Q07, the Company repurchased approximately 441,000 shares of common stock for $17,587. Since inception of the repurchase program in April 1999 through September 30, 2006, the Company has repurchased in aggregate approximately 7,376,027 shares of common stock for approximately $314,411. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 within the Notes to Consolidated Financial Statements for the year ended March 31, 2006 contained in the Form 10-K. There have been no significant changes to those significant accounting policies during the subsequent periods.
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
Stock-Based Compensation
The Company adopted the provisions of SFAS 123(R) as of April 1, 2006. See Note 2 of the Notes to Consolidated Financial Statements for reference.

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
Cautionary Forward Looking Statements
When included in this Quarterly Report on Form 10-Q/A or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the timing and final outcome of the ongoing review of the Company’s stock option practices, including the related SEC investigation, shareholder derivative lawsuit, NASDAQ process regarding listing of the common stock and tax matters, and the impact of any actions that may be required or taken as a result of such review, SEC investigation, shareholder derivative lawsuit, NASDAQ process or tax matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, including the NextiraOne business, the timing and costs of restructuring programs, successful marketing of DVH (Data, Voice, and Hotline) Services, successful implementation of our M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical services companies and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q/A. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
On July 26, 2006, the Company entered into an interest rate swap which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. Changes in the fair market value of the interest rate swap are recorded as an asset or liability in the Company’s Consolidated Balance Sheet and Interest Expense (Income) in the Company’s Consolidated Statements of Income.
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
In connection with the preparation of this Form 10-Q/A, an evaluation was performed, under the supervision and with the participation of Company management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006. Based on that evaluation and the foregoing, management, including the CEO and the CFO, has concluded that, as of September 30, 2006, the Company had a material weakness in internal control over financial reporting with respect to the Company’s stock option grant practices and related accounting for stock option grants and that, as a result of this material weakness in internal control over financial reporting, its disclosure controls and procedures were not effective as of September 30, 2006.
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
Changes in Internal Control Over Financial Reporting
During the three and six months periods ended September 30, 2006, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
As of the date of filing of this Form 10-Q/A, Management has made significant revisions to the Company’s internal control structure surrounding the Company’s stock option grant practices, including the formalization of documentation with respect to appropriate approvals for stock option grants and additional levels of review with respect to stock option grant terms, which Management believes should facilitate the prevention and/or detection of material errors in future periods. Also, as of the date of filing of this Form 10-Q/A, the Audit Committee has completed its review of the Company’s stock option grant practices and continues to analyze the facts discovered in its review in order to make additional recommendations for appropriate remedial actions regarding the Company’s stock option grant practices and related accounting for stock option grants. It is anticipated that the Company will adopt and implement any such additional recommendations. Pending the Audit Committee’s consideration of and the Company’s implementation of these recommendations, the Company has not made and does not intend to make any stock option grants. The Company also took action to suspend the exercise of outstanding stock options. It is anticipated that the Company will permit stock option exercises following the filing of this Form 10-Q/A, the 3Q07 Form 10-Q and the FY07 Form 10-K.
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