Form 10-Q
period 2006-12-30
BLACK BOX CORP
filed 2007-07-23
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☑ No
As of July 16, 2007, there were 17,527,227 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION

EXPLANATORY NOTE
In this Quarterly Report on Form 10-Q for the three (3) and nine (9) month period ended December 30, 2006 (“Form 10-Q”), Black Box Corporation (“Black Box” or the “Company”) is restating its Consolidated Balance Sheets as of March 31, 2006, Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three (3) and nine (9) month periods ended December 31, 2005 and the related Notes to the Consolidated Financial Statements. This Form 10-Q also includes the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 as it relates to the three (3) and nine (9) month periods ended December 31, 2005. All restated information identified above is collectively referred to as the “Restatement.” References herein to “Fiscal Year” or “Fiscal” mean the Company’s Fiscal Year ended March 31 for the year referenced.
The Restatement reflects adjustments arising from the determinations of the Audit Committee (“the Audit Committee”) of the Company’s Board of Directors (the “Board”), with the assistance of outside legal counsel, and the Company’s management to record additional non-cash charges for stock-based compensation expense and the related income tax effects, relating to certain stock option grants during the period from 1992 through September, 2006. Additionally, the Company has recorded an adjustment to its financial statements for the quarter ended September 30, 2006 to reflect the proper accounting treatment for an interest rate swap.
Following the filing of this Form 10-Q, the Company will file its Annual Report on Form 10-K for the period ended March 31, 2007 (the “FY07 Form 10-K”). In the FY07 Form 10-K, the Company will restate its Consolidated Balance Sheet at March 31, 2006, its Consolidated Statements of Income for the years ended March 31, 2006 and 2005, its Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2006, 2005 and as of April 1, 2004, its Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005, its quarterly financial data as of and for the quarters ended in the fiscal year ended March 31, 2006 and its Selected Financial Data as of and for the years ended March 31, 2006, 2005, 2004 and 2003.
The Company has not amended and does not intend to amend any of its other previously-filed reports on Form 10-K or Form 10-Q for the periods affected by the Restatement other than those specifically stated above and its Quarterly Report on Form 10-Q/A for the three (3) month period ended June 30, 2006 and Quarterly Report on Form 10-Q/A for the three (3) and six (6) month period ended September 30, 2006. As previously disclosed, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS (1)

		(As Restated)
In thousands, except par value	December 30, 2006	March 31, 2006
	(Unaudited)	(Unaudited)

Assets
Cash and cash equivalents	$15,362	$11,207
Accounts Receivable, net of allowance for doubtful accounts of $13,750 and $9,517	184,403	116,713
Inventories, net	74,077	53,926
Costs/estimated earnings in excess of billings on uncompleted contracts	59,200	23,803
Deferred tax asset	10,456	8,973
Prepaid and other current assets	26,045	16,502

Total current assets	369,543	231,124

Property, plant and equipment, net	39,252	35,124
Goodwill, net	588,556	468,724
Intangibles:
Customer relationships, net	55,962	24,657
Other intangibles, net	36,493	30,783
Deferred tax asset	17,920	19,909
Other assets	4,192	5,091

Total assets	$1,111,918	$815,412

Liabilities
Accounts payable	$75,982	$44,943
Accrued compensation and benefits	23,443	13,954
Deferred revenue	48,998	22,211
Restructuring reserve	10,168	3,292
Billings in excess of costs/estimated earnings on uncompleted contracts	21,444	8,648
Current maturities of long-term debt	587	1,049
Other liabilities	62,042	37,358

Total current liabilities	242,664	131,455

Long-term debt	253,938	122,673
Other liabilities	26,754	8,293

Total liabilities	523,356	262,421

Stockholders’ Equity
Preferred Stock authorized 5,000, par value $1.00, none issued	--	--
Common Stock authorized 100,000, par value $.001, 17,448 and 17,593 shares outstanding	25	25
Additional paid-in capital	437,096	418,141
Treasury stock, at cost 7,436 and 6,935 shares	(317,030)	(296,824)
Accumulated other comprehensive income	24,025	13,036
Retained earnings	444,446	418,613

Total stockholders’ equity	588,562	552,991

Total liabilities and stockholders’ equity	$1,111,918	$815,412

(1)	See Note 3 of the Notes to the Consolidated Financial Statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (1)

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	December 30 and 31		December 30 and 31
		(As Restated)		(As Restated)
In thousands, except per share amounts	2006	2005	2006	2005

Revenues:
Hotline products	$57,770	$52,771	$165,058	$160,279
On-Site services	207,036	129,364	601,468	386,188

Total	264,806	182,135	766,526	546,467

Cost of Sales:
Hotline products	29,887	26,308	83,195	79,011
On-Site services	138,234	82,425	401,766	249,232

Total	168,121	108,733	484,961	328,243

Gross profit	96,685	73,402	281,565	218,224

Selling, general & administrative expenses	73,940	52,872	217,741	156,685
Restructuring and other charges	--	--	--	5,290
Intangibles amortization	2,677	1,349	6,114	4,235

Operating income	20,068	19,181	57,710	52,014

Interest expense (income), net	4,061	2,397	13,222	6,686
Other expenses (income), net	(122)	114	65	79

Income before provision for income taxes	16,129	16,670	44,423	45,249

Provision for income taxes	5,636	5,631	15,442	15,379

Net income	$10,493	$11,039	$28,981	$29,870

Earnings per common share:
Basic	$0.60	$0.64	$1.66	$1.75

Diluted	$0.59	$0.62	$1.63	$1.72

Weighted average common shares outstanding
Basic	17,398	17,286	17,451	17,050

Diluted	17,780	17,786	17,809	17,362

Dividends per share	$0.06	$0.06	$0.18	$0.18

(1)	See Note 3 of the Notes to the Consolidated Financial Statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

	(Unaudited)
	Nine months ended
	December 30 and 31
		(As Restated)
In thousands	2006	2005

Operating Activities
Net income	$28,981	$29,870
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	15,333	11,013
Deferred taxes	(730)	487
Stock compensation expense	7,476	4,677
Tax benefit from exercised stock options	662	(1,068)
Change in fair value of interest rate swap	1,308	--
Changes in operating assets and liabilities:
Accounts receivable, net	(644)	73
Inventories, net	(6,629)	5,673
All other current assets excluding deferred tax asset	707	(3,678)
Liabilities exclusive of long term debt	(21,868)	(8,135)

Net cash provided by (used for) operating activities	$24,596	$38,912

Investing Activities
Capital expenditures	$(3,475)	$(3,151)
Capital disposals	543	1,232
Acquisition of businesses (payments)/recoveries	(132,878)	(40,682)
Prior merger-related (payments)/recoveries	(1,431)	(378)

Net cash provided by (used for) investing activities	$(137,241)	$(42,979)

Financing Activities
Proceeds from borrowings	$314,021	$157,280
Repayment of borrowings	(184,946)	(164,698)
Repayment on discounted lease rentals	(27)	(847)
Proceeds from exercise of options	12,141	16,344
Payment of dividends	(3,157)	(3,049)
Purchase of treasury stock	(20,206)	(14)

Net cash provided by (used for) financing activities	$117,826	$5,016

Foreign currency exchange impact on cash	$(1,026)	$(398)

Increase / (decrease) in cash and cash equivalents	$4,155	$551

Cash and cash equivalents at beginning of period	$11,207	$11,592

Cash and cash equivalents at end of period	$15,362	$12,143

Supplemental Cash Flow:
Cash paid for interest	$11,264	$5,817
Cash paid for income taxes	13,850	13,539
Non-cash financing activities:
Dividends payable	1,047	1,044
Capital leases	349	834

(1)	See Note 3 of the Notes to the Consolidated Financial Statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results for interim periods may not be indicative of the results of operations for any other interim period or for the full year. As previously disclosed, the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2006 (“Form 10-K”) will need to be restated and, therefore, should not be relied upon. See Note 3 of the Notes to the Consolidated Financial Statements.
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2006 and 2005 were December 30, 2006 and December 31, 2005. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts.
Principles of Consolidation
The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, intangible assets and goodwill. Actual results could differ from those estimates. Management believes the estimates made are reasonable.
Reclassification
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three (3) and nine (9) months ended December 30, 2006.
Note 2: Significant Accounting Policies / Recent Accounting Pronouncements
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements are disclosed Note 1 within the Notes to the Consolidated Financial Statements for the year ended March 31, 2006 contained in Form 10-K. Additional significant accounting policies adopted during Fiscal 2007 are disclosed below.
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
The Company adopted SFAS 123(R) using the modified prospective transition method which requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been retroactively adjusted to reflect, and do not include, the impact of SFAS 123(R). However, the modified prospective transition method does require the Company to provide pro-forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. See Note 14 of the Notes to the Consolidated Financial Statements.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. Upon adoption of SFAS 123(R), the Company began using the Black-Scholes option pricing model as the method of valuation for the Company’s stock options. The model requires the use of various assumptions. The key assumptions are summarized as follows:
Expected volatility: The Company estimates the volatility of the common stock at the date of grant based on the historical volatility of its common stock.
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
Recent Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.
Prior Year Misstatements on Current Year Financial Statements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective as of the Company’s fiscal year end March 31, 2007. The Company adopted SAB 108 as of March 31, 2007. The adoption of SAB 108 did not have a material impact on its consolidated financial statements.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on April 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.
Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) that would amend SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’

Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans and to recognize the change in funded status in the period the change occurs through comprehensive income. The provisions of SFAS 158 are effective as of the Company’s fiscal year end March 31, 2007. The Company adopted SFAS 158 as of March 31, 2007. The adoption of SFAS 158 had no impact on the Company’s Statement of Operations on the date of adoption. However, the Company did record a gain into other comprehensive income of approximately $2.7 million (1.7 million, net of tax.)
Uncertainty in Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for the next fiscal year beginning after December 15, 2006. The Company plans to adopt the Interpretation as of April 1, 2007 as required. The Interpretation is currently being evaluated by the Company for its full impact and, at this time, the Company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adopting the Interpretation.
Definition of Settlement in FIN 48
In May 2007, the FASB issued staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority. The Company plans to adopt FSP FIN 48-1 in conjunction with adoption of FIN 48 as of April 1, 2007. This staff position is currently being evaluated by the Company for its full impact and, at this time, the Company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adoption.
Stock-Based Compensation
In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) is a revision of SFAS No. 123, supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost is based on the fair value of the equity or liability instruments issued. Pro-forma disclosure of this cost is no longer an alternative under SFAS 123(R). This Statement was effective for public companies at the beginning of the first annual reporting period beginning after June 15, 2005.
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
The Company adopted the provisions of SFAS 123(R) as of April 1, 2006. For the three and nine month periods ended December 31, 2006, the Company recognized compensation expense of $1,840 ($1,196 net of tax) or $0.07 per diluted share and $7,476 ($4,860 net of tax) or $0.27 per diluted share, respectively on the Company’s Consolidated Statements of Income. See Significant Accounting Policies (within this Note 2 of the Notes to the Consolidated Financial Statements) and Note 14 of the Notes to the Consolidated Financial Statements for further reference to the disclosures required by SFAS 123(R).
Tax Effects of Share-Based Payment Awards
On November 10, 2005, the FASB issued Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The company has elected this transition method for calculating tax effects of share-based payment awards.

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

Restatement Impact on the Consolidated Statements of Income
The following tables reconcile the Company’s Consolidated Statements of Income from the previously reported results to the restated results for the three (3) and nine (9) month periods ended December 31, 2005. All dollar amounts are in thousands, except per share amounts. Per share amounts may not total due to rounding.

	Three Month Period Ended December 31, 2005 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Revenues:
Hotline products	$52,771	$--	$52,771
On-Site services	129,364	--	129,364

Total	182,135	--	182,135

Cost of sales:
Hotline products	26,308	--	26,308
On-Site services	82,425	--	82,425

Total	108,733	--	108,733

Gross profit	73,402	--	73,402

Selling, general & administrative expenses	50,441	2,431	52,872
Restructuring and other charges	--	--	--
Intangibles amortization	1,349	--	1,349

Operating income	21,612	(2,431)	19,181

Interest expense (income), net	2,397	--	2,397
Other expenses (income), net	114	--	114

Income before provision for income taxes	19,101	(2,431)	16,670

Provision for income taxes	6,590	(959)	5,631

Net income	$12,511	$(1,472)	$11,039

Earnings per common share:
Basic	$0.72	$(0.08)	$0.64

Diluted	$0.70	$(0.08)	$0.62

Weighted average common shares outstanding
Basic	17,286	--	17,286

Diluted	17,786	--	17,786

Dividends per share	$0.06	$--	$0.06

	Nine Month Period Ended December 31, 2005 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Revenues:
Hotline products	$160,279	$--	$160,279
On-Site services	386,188	--	386,188

Total	546,467	--	546,467

Cost of sales:
Hotline products	79,011	--	79,011
On-Site services	249,232	--	249,232

Total	328,243	--	328,243

Gross profit	218,224	--	218,224

Selling, general & administrative expenses	152,008	4,677	156,685
Restructuring and other charges	5,290	--	5,290
Intangibles amortization	4,235	--	4,235

Operating income	56,691	(4,677)	52,014

Interest expense (income), net	6,686	--	6,686
Other expenses (income), net	79	--	79

Income before provision for income taxes	49,926	(4,677)	45,249

Provision for income taxes	17,224	(1,845)	15,379

Net income	$32,702	$(2,832)	$29,870

Earnings per common share:
Basic	$1.92	$(0.17)	$1.75

Diluted	$1.88	$(0.16)	$1.72

Weighted average common shares outstanding
Basic	17,050	--	17,050

Diluted	17,362	--	17,362

Dividends per share	$0.18	$--	$0.18

Restatement Impact on the Consolidated Balance Sheets
The following tables reconcile the Company’s Consolidated Balance Sheets from the previously reported results to the restated results as of March 31, 2006. All dollar amounts are in thousands.

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

Restatement Impact on the Consolidated Statement of Cash Flows
The following tables reconcile the Company’s Consolidated Statements of Cash Flows from the previously reported results to the restated results for the nine (9) month period ended December 31, 2005. All dollar amounts are in thousands.

	Nine Month Period Ended December 31, 2005 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Operating Activities
Net income	$32,702	$(2,832)	$29,870
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	11,013	--	11,013
Deferred taxes	(2,083)	2,570	487
Stock compensation expense	--	4,677	4,677
Tax benefit from exercised stock options	(3,347)	2,279	(1,068)
Changes in operating assets and liabilities:
Accounts receivable, net	73	--	73
Inventories, net	5,673	--	5,673
All other current assets excluding deferred tax asset	3,016	(6,694)	(3,678)
Liabilities exclusive of long term debt	(8,135)	--	(8,135)

Net cash provided by (used for) operating activities	$38,912	$--	$38,912

Investing Activities
Capital expenditures	$(3,151)	$--	$(3,151)
Capital disposals	1,232	--	1,232
Acquisition of businesses (payments)/recoveries	(40,682)	--	(40,682)
Prior merger-related (payments)/recoveries	(378)	--	(378)

Net cash provided by (used for) investing activities	$(42,979)	$--	$(42,979)

Financing Activities
Proceeds from borrowings	$157,280	$--	$157,280
Repayment of borrowings	(164,698)	--	(164,698
Repayment on discounted lease rentals	(847)	--	(847)
Proceeds from exercise of options	16,344)	--	16,344
Payment of dividends	(3,049)	--	(3,049)
Purchase of treasury stock	(14)	--	(14)

Net cash provided by (used for) financing activities	$5,016	$--	$5,016
Foreign currency exchange impact on cash	$(398)	$--	$(398)

Increase / (decrease) in cash and cash equivalents	$551	$--	$551
Cash and cash equivalents at beginning of period	$11,592	$--	$11,592

Cash and cash equivalents at end of period	$12,143	$--	$12,143

Supplemental Cash Flow:
Cash paid for interest	$5,817	$--	$5,817
Cash paid for income taxes	13,539	--	13,539
Non-cash financing activities:
Dividends payable	1,044	--	1,044
Capital leases	834	--	834

Note 4: Inventories
The Company’s inventories consist of the following:

	December 31, 2006	March 31, 2006

Raw materials	$1,743	$1,426
Finished goods	97,415	66,787

Subtotal	99,158	68,213
Excess and obsolete inventory reserves	(25,081)	(14,287)

Inventory, net	$74,077	$53,926

Note 5: Goodwill and Other Intangible Assets
As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company is required to perform an impairment test annually, or as often as impairment indicators are present. The Company’s policy is to evaluate its non-amortizable intangible assets for impairment during the third quarter of each fiscal year. The Company performed the most recent test during the third quarter of Fiscal 2007, and concluded that no impairment existed. The Company’s intangibles, as identified in SFAS No. 141 “Business Combinations” (“SFAS 141”), other than goodwill, are its trademarks, non-compete agreements, customer relationships and acquired backlog.
The following table summarizes changes to goodwill at the Company’s reporting units during the period:

	North
	America	Europe	All Other	Total

Balance as of March 31, 2006	$400,998	$65,684	$2,042	$468,724
Currency translation	7	7,010	46	7,063
Current period acquisitions (Note 10)	119,535	--	--	119,535
Prior period acquisitions	(6,785)	--	--	(6,785)
Earn-out payments	--	--	--	--
Other	19	--	--	19

Balance as of December 31, 2006	$513,774	$72,694	$2,088	$588,556

At December 31, 2006, certain merger agreements provided for contingent payments (earn-out) of up to $4,588. If future operating performance goals of acquired companies are met, goodwill will be adjusted for the amount of the contingent payments.
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by major intangible asset class:

	December 31, 2006			March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$8,017	$3,053	$4,964	$4,894	$1,851	$3,043
Customer relationships	59,137	3,175	55,962	25,654	997	24,657
Acquired backlog	10,593	6,803	3,790	3,935	3,934	1

Total	$77,747	$13,031	$64,716	$34,483	$6,782	$27,701

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$113,739	$21,284	$92,455	$70,475	$15,035	$55,440

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

The following table summarizes the changes to carrying amounts of intangible assets during the period.

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2006	$27,739	$3,044	$24,657	$55,440
Amortization expense	--	(3,936)	(2,178)	(6,114)
Currency translation	--	52	--	52
Current period acquisitions (Note 10)	--	8,839	27,079	35,918
Prior period acquisitions	--	755	6,404	7,159

Balance at December 31, 2006	$27,739	$8,754	$55,962	$92,455

Intangible asset amortization expense was $2,677 and $6,114 for the three and nine months ended December 31, 2006, respectively. Intangible asset amortization expense was $1,349 and $4,235 for the three and nine months ended December 31, 2005, respectively. The Company acquired definite-lived intangibles from the completion of three (3) acquisitions during the nine-month period ended December 31, 2006 (see Note 10 of the Notes to the Consolidated Financial Statements). The estimated definite-lived intangibles recorded of $35,918 were based on a preliminary allocation pending completion of third party valuation. The Company recorded amortization expense of $1,933 and $4,043 for the three and nine month periods ended December 31, 2006 for these newly acquired definite-lived assets.
The following table details estimated future intangible amortization expense. These estimates are based on the carrying amounts of intangible assets as of December 31, 2006 that are subject to change pending the outcome of purchase accounting related to our current acquisitions:

Years Ending March 31,

2007 (4Q07 only)	$3,964
2008	5,433
2009	4,330
2010	4,196
2011	3,620
2012	3,113
Thereafter	40,060

Total	$64,716

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	December 31, 2006	March 31, 2006

Revolving credit agreement	$251,410	$121,303
Interest rate swap fair value (see Note 7)	1,308	--
Capital lease obligations	1,671	1,891
Other	136	528

Total debt	$254,525	$123,722
Less: current portion	(587)	(1,049)

Long-term debt	$253,938	$122,673

Revolving credit agreement:
On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of December 31, 2006, the Company was in compliance with all required covenants under the Credit Agreement.
During the nine month period ended December 31, 2006, the Company increased net borrowings under the Credit Agreement by approximately $130,107. The Company primarily utilized the proceeds from net borrowings to fund the acquisitions of the USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”), Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”) during the first quarter Fiscal 2007 and Nortech Telecommunications, Inc. (“NTI”) during the third quarter Fiscal 2007 (see Note 10 of the Notes to the Consolidated Financial Statements) and to repurchase common stock during the second and third quarters Fiscal 2007.
During the three month period ended December 31, 2006, the maximum amount and weighted average balance outstanding under the Credit Agreement were $276,985 and $266,763, respectively. The weighted average interest rate on all outstanding debt was approximately 6.25% and 5.59% for the three month periods ended December 31, 2006 and 2005, respectively. During the nine month period ended December 31, 2006, the maximum amount and weighted average balance outstanding under the Credit Agreement were $284,470 and $251,153, respectively. The weighted average interest rate on all outstanding debt was approximately 6.20% and 4.86% for the nine month periods ended December 31, 2006 and 2005, respectively.
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
Unused Available Borrowings:
As of December 31, 2006, the Company had $4,009 outstanding in letters of credit and $54,581 available under the Credit Agreement.
Note 7: Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts:
The Company enters into foreign currency forward contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of December 31, 2006, the Company had open contracts in Australian and Canadian dollar, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc, which have been designated as cash flow hedges. These contracts had a notional amount of approximately $63,994 and a fair value of $63,692 and mature within the next twenty seven months.
As of December 31, 2006, an unrecognized gain of $896 on all open foreign currency forward contracts is included in the Company’s Consolidated Balance Sheets as a component of Other Comprehensive Income (loss) (“OCI”). This unrecognized gain is expected to be credited to earnings over the life of the maturing contracts as the hedged forecasted transaction occurs and it is expected that the gain will be offset by currency losses on the items being hedged.
The Company recognized gains of $17 and $309 into earnings on matured contracts for the three and nine month periods ending December 31, 2006, respectively. There was no hedge ineffectiveness during the nine month period ending December 31, 2006.
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
On July 26, 2006, the Company entered into an interest rate swap which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. For the three and nine month periods ended December 31, 2006, the Company recognized an $87 gain and a $1,308 loss, respectively, related to the change in fair value of the interest rate swap included in “Interest Expense (Income)” in the Company’s Consolidated Statements of Income. The loss is recorded as a component of “Long Term Debt” in the Company’s Consolidated Balance Sheet.

Note 8: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations:

	Three month period ended		Nine month period ended
	December 31,		December 31,
		(As Restated)		(As Restated)
	2006	2005	2006	2005

Net income, as reported	$10,493	$11,039	$28,981	$29,870

Weighted average common shares outstanding (basic)	17,398	17,286	17,451	17,050
Effect of dilutive securities from employee stock options	382	500	358	312

Weighted average common shares outstanding (diluted)	17,780	17,786	17,809	17,362

Basic earnings per common share	$0.60	$0.64	$1.66	$1.75
Dilutive earnings per common share	$0.59	$0.62	$1.63	$1.72

The Weighted Average Common Shares Outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 824,240 and 563,406 non-dilutive stock options outstanding during the three month periods ended December 31, 2006 and 2005, respectively, that are not included in the corresponding period Weighted Average Common Shares Outstanding (diluted) computation. There were 825,240 and 2,494,091 non-dilutive stock options outstanding during the nine month periods ended December 31, 2006 and 2005, respectively that are not included in the corresponding period Weighted Average Common Shares Outstanding (diluted) computation.
Note 9: Comprehensive Income and Stockholders’ Equity
The following table details the computation of comprehensive income:

	Three month period ended		Nine month period ended
	December 31,		December 31,
		(As Restated)		(As Restated)
	2006	2005	2006	2005

Net income	$10,493	$11,039	$28,981	$29,870

Foreign currency translation adjustment	5,191	(2,246)	11,235	(11,292)

Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	(307)	(358)	(246)	(125)

Comprehensive income (loss)	$15,377	$8,435	$39,970	$18,453

The components of Accumulated Other Comprehensive Income consisted of the following:

	December 31, 2006	March 31, 2006

Foreign currency translation adjustment	$23,129	$11,894
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges, net of reclassification of unrealized gains/(losses) on expired derivatives	896	1,142

Total accumulated other comprehensive income	$24,025	$13,036

Note 10: Acquisitions
During third quarter Fiscal 2007, the Company acquired NTI, a privately-held company based out of Chicago, IL. In connection with the NTI acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of five to 20 years.
During the first quarter Fiscal 2007, the Company acquired NextiraOne. The following table summarizes the preliminary fair value of the NextiraOne assets acquired and liabilities assumed at the date of acquisition.

At April 30, 2006

Current assets, primarily consisting of accounts receivable and inventories	$88,477
Property, plant and equipment	10,030
Other non-current assets	1,386
Intangible assets	21,962
Goodwill	93,914

Total assets acquired	$215,769

Current liabilities, primarily consisting of deferred revenue, restructuring reserve and accrued expenses	$105,981
Other non-current liabilities, primarily consisting of restructuring reserve	22,319

Total liabilities acquired	$128,300

Net assets acquired	$87,469

The following table details the amounts recorded to each major intangible asset class:

At April 30, 2006

Backlog	$6,662
Customer relationships and contracts	15,300

Total intangible assets*	$21,962

*	The estimated weighted average amortization period for these definite-lived assets is 14.2 years.
The transaction resulted in $93,914 of goodwill. The Company paid this premium for NextiraOne in order to further expand its operational footprint in the voice and data technology markets. In addition, the purchase increased the Company’s solutions offerings, providing for a stronger worldwide technical services partner for its collective clients.
The Company paid a cash total of $97,305 for the outstanding interests in NextiraOne which included an estimate for the equity book value (total assets less total liabilities, as adjusted by the parties for certain items) as of the closing date. The actual equity book value adjustment is expected to be confirmed during the fourth quarter, at which time the final purchase price will be determined.
As of December 31, 2006, the equity book value adjustment resulted in a $10,535 receivable from the seller. This receivable is recorded in Other Current Assets and is considered fully collectible. The costs of the acquisitions were funded with borrowings under the Credit Agreement described in Note 6 of the Notes to the Consolidated Financial Statements.
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
In connection with the NextiraOne acquisition, the Company obtained various contractual obligations in the form of operating leases for facilities and vehicles of approximately $35,120 at the acquisition date. The following table summarizes the payments due by period related to those contractual obligations as of December 30, 2006:

Payments Due by Period

Less than 1 year	$13,745
1-3 years	13,327

Total	$27,072

Also, during first quarter Fiscal 2007, the Company acquired NUVT. In connection with the NUVT acquisition, the Company has made a preliminary allocation of $24,113 and $12,673 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired backlog, customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of one to 20 years.
The allocation of the purchase price for these Fiscal 2007 acquisitions is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management, with the assistance of independent valuation specialists, is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
NextiraOne and NUVT contributed on-site services revenues of $82,734 and $231,024 during the three and nine month periods ended December 31, 2006, respectively.
The following unaudited pro-forma summary presents the Company’s results of operations as if the acquisitions of NextiraOne and NUVT had occurred on April 1, 2005 and does not purport to represent what the Company’s results of operations would have been had the acquisitions occurred on such date or at the beginning of the period indicated, or to project the Company’s results of operations for any future date or period, or to be a fair reflection of the assets purchased at the date of acquisition. The pro-forma results of operations exclude the impact of nonrecurring or extraordinary adjustments, together with related income tax effects. These pro-forma results of operations do not include the effects of cost synergies and one-time nonrecurring transactions associated with the acquisition.

	For the three months ended		For the nine months ended
	December 31,		December 31,
		(As Restated)		(As Restated)
	2006	2005	2006	2005

Revenue (Pro-forma)	$264,806	$293,696	$797,172	$940,134
Net Income from continuing operations (Pro-forma), net of tax	$10,491	$9,544	$27,181	$32,400
Earnings per common share (Pro-forma)
Basic	$0.60	$0.55	$1.56	$1.90
Diluted	$0.59	$0.54	$1.53	$1.87

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
During third quarter Fiscal 2006, the Company purchased 100% of the issued and outstanding equity interests of Communication is World InterActive Networking, Inc. (“C=WIN”) and Converged Solutions Group, LLC (“CSG”). C=WIN has an active customer base which includes commercial and various government agency accounts. CSG has an active customer base which includes commercial, education, health care and various government agency accounts. The C=WIN and CSG acquisitions primarily provide planning, installation and maintenance services for voice and data network systems in 15 states. In connection with the acquisitions, the Company has allocated $6,074 and $9,620 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of four to 20 years.
The results of operations of TSM, GTC, BCI, Universal, C=WIN and CSG are included in the Company’s Consolidated Statements of Income beginning on their respective acquisition dates. The acquisitions taken individually did not have a material impact on the Company’s results of operations.
The following acquired companies will collectively be referred to as “Acquired Companies”: TSM, GTC, BCI, Universal, C=WIN, CSG, NextiraOne, NUVT, and NTI.

Note 11: Commitments and Contingencies
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
As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, is conducting an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of this Form 10-Q for more information regarding this and related matters.
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
Based on the facts currently available to the Company, management believes the matters described under this caption “Litigation Matters” are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.
Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties. As of December 31, 2006 and March 31, 2006, the Company has recorded a warranty reserve of $4,570 and $1,383, respectively.
There has been no significant or unusual activity during the three and nine month periods ended December 31, 2006 other than the acquisitions as discussed in Note 10 of the Notes to the Consolidated Financial Statements.
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
The following table summarizes the components of net periodic benefit cost for the three and nine month periods ended December 31, 2006. Nine month results include the net periodic benefit cost from May 1, 2006 (date following acquisition) through December 31, 2006:

	For the three months	For the nine months
	ended December 31,	ended December 31,
	2006	2006

Service cost	$131	$350
Interest cost	349	930
Expected return on plan assets	(373)	(995)
Amortization of prior service cost	--	--
Amortization of unrealized gains and losses	--	--

Net periodic benefit cost	$107	$285

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

Note 13: Restructuring and Other Charges
The Company incurred $15,726 of costs related to facility consolidations and $8,857 of severance costs for the separation of approximately 250 employees. In accordance with SFAS 141, these costs were properly included in the purchase price allocation for NextiraOne. The majority of the severance costs will be paid in Fiscal 2007 with certain facility costs extending through Fiscal 2014. The Company paid $4,578 and $11,710 during the three and nine month periods ended December 31, 2006, respectively, relating to such obligations.
The following table summarizes the changes to the restructuring reserve during the period:

	Employee	Facility
	Severance	Closures	Total

Balance at March 31, 2006	$260	$10,438	$10,698
Acquisition adjustments (see Note 10)	8,857	15,843	24,700
Cash expenditures	(6,636)	(7,831)	(14,467)

Balance at December 31, 2006	$2,481	$18,450	$20,931

Note 14: Stock-based Compensation
The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of December 31, 2006, the Employee Plan is authorized to issue stock options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of common stock. The Employee Plan provides that options are to be granted by a committee appointed by the Company’s Board to key employees of the Company; such stock options generally become exercisable in equal amounts over a three-year period. As of December 31, 2006, the Director Plan is authorized to issue stock options and SARs for up to 270,000 shares of common stock. The Director Plan provides that options are to be granted by the Board or a committee appointed by the Board; such options generally become exercisable in equal amounts over a three-year period. No SARs have been issued under either plan.
Stock-based compensation expense includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For the three and nine month periods ended December 31, 2006, the Company recognized compensation expense of $1,840 ($1,196 net of tax) or $0.07 per diluted share and $7,476 ($4,860 net of tax) or $0.27 per diluted share, respectively which is recorded to Selling, General and Administrative expense on the Company’s Consolidated Statements of Income.

As a result of the Restatement, the Company has restated its stock-based compensation expense recognized under the intrinsic value method (APB 25) for the three (3) and nine (9) month periods ended December 31, 2005. The following table reconciles the Company’s stock-based compensation expense from the previously reported results to the restated results for the three (3) and nine (9) month periods ended December 31, 2005.

	Stock-Based Compensation Expense, Pre-Tax
	(As Previously
	Reported)	Adjustment	(As Restated)

Three Months Ended December 31, 2005	$--	$2,431	$2,431
Nine Months Ended December 31, 2005	--	4,677	4,677

As noted above, the restated stock-based compensation expense for the three (3) and nine (9) months ended December 31, 2005 was $2,431 ($1,580 net of tax), or approximately $0.09 per diluted share and $4,677 ($3,040 net of tax), or approximately $0.18 per diluted share, respectively.
The following table summarizes the changes in the Company’s outstanding stock options as of and for the period ending December 31, 2006.

	Nine month period ended December 31, 2006
		Weighted-Average Exercise
	Shares	Price (per share)
Outstanding at March 31, 2006	5,055	$38.29
Granted	70	39.12
Exercised	(356)	34.13
Forfeited or expired	(58)	38.62

Outstanding at December 31, 2006	4,711	$38.61
Exercisable at December 31, 2006	4,219	$39.06
Weighted average fair value of options granted during the period using Black-Scholes option pricing model		$17.88

The weighted average fair value of stock options granted during the period and the stock-based compensation expense recognized during the three (3) and nine (9) month periods ended December 31, 2006 were based on the Black-Scholes option pricing model using the following weighted average assumptions.

3Q07

Expected life (in years)	5.7
Risk free interest rate	4.18%
Annual forfeiture rate	1.53%
Volatility	45.47%
Dividend yield	0.60%

The following table summarizes certain information regarding the Company’s outstanding stock options at December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Average		Weighted	Average
	Shares	Remaining	Average	Intrinsic	Shares	Average	Intrinsic
Range of Exercise	Outstanding	Contractual	Exercise	Value	Exercisable	Exercise	Value
Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Price	(000’s)

$19.95 -26.60	257	1.5	$21.85	$5,329	257	$21.85	$5,329
$26.60 -33.25	330	2.2	30.14	4,104	330	30.14	4,104
$33.25 -39.90	1,826	8.4	37.14	9,904	1,333	38.02	6,050
$39.90 -46.55	2,140	5.0	42.38	392	2,140	42.38	392
$46.55 -53.20	154	2.8	49.39	--	154	49.39	--
$53.20 -59.85	2	3.0	55.88	--	2	55.88	--
$59.85 -66.50	2	3.0	63.22	--	2	63.22	--

$19.95 -$66.50	4,711	5.8	$38.61	$19,729	4,219	$39.06	15,875

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price on December 31, 2006 of $42.56, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2006, there was approximately $6,223 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a period of 2.7 years.

Pro-forma Information
The Company adopted SFAS 123(R) using the modified prospective transition method. The modified prospective transition method requires the Company to provide pro-forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. The following table illustrates the pro-forma effect on net income (loss) and net income (loss) per share prior to the adoption of SFAS 123(R). This table only shows pro-forma amounts for the three (3) and nine (9) month period ending December 31, 2005 since the Company adopted the fair value recognition provisions of SFAS 123(R) on April 1, 2006 and, therefore, compensation expenses are recognized in the consolidated income statement for all share-based payments granted prior to, but not yet vested as of March 31, 2006. Per share amounts may not total due to rounding.

	Three months ended December 31, 2005
	As
	previously
	reported	Adjustment	As Restated

Net income (Loss) - As reported	$12,511	$(1,472)	$11,039
Plus: Stock-based compensation expense included in reported net income, net of related tax	--	2,431	2,431
Less: Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(17,703)	(12,723)	(30,426)

Net Income (Loss) - Pro-forma	$(5,192)	$(11,764)	$(16,956)

Earnings per common share
Basic – as reported	$0.72	$(0.08)	$0.64
Basic – pro-forma	$(0.30)	$(0.68)	$(0.98)

Diluted – as reported	$0.70	$(0.08)	$0.62
Diluted – pro-forma	$(0.29)	$(0.66)	$(0.95)

	Nine months ended December 31, 2005
	As
	previously
	reported	Adjustment	As Restated

Net income (Loss) - As reported	$32,702	$(2,832)	$29,870
Plus: Stock-based compensation expense included in reported net income, net of related tax	--	4,677	4,677
Less: Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(22,925)	(18,666)	(41,591)

Net Income (Loss) - Pro-forma	$9,777	$(16,821)	$(7,044)

Earnings per common share
Basic – as reported	$1.92	$(0.17)	$1.75
Basic – pro-forma	$0.57	$(0.98)	$(0.41)

Diluted – as reported	$1.88	$(0.16)	$1.72
Diluted – pro-forma	$0.56	$(0.96)	$(0.40)

The pro-forma impacts computed above were based on the Black-Scholes option pricing model using the following weighted average assumptions.

3Q06

Expected life (in years)	5.6
Risk free interest rate	4.17%
Volatility	49.0%
Dividend yield	0.60%

On October 31, 2005, in response to the issuance of SFAS No. 123(R), the Compensation Committee of the Board of Directors of the Company authorized the acceleration of the vesting of all of the Company’s outstanding out-of-the-money unvested stock options held by current employees, including officers, and directors. Approximately 405,224 options that would otherwise have vested from time to time over the next three years became immediately exercisable. Such stock options had an exercise price greater than $39.77, the approximate fair market value of the common stock on October 31, 2005. The accelerated vesting of these options increased the pro-forma compensation expense for the three months ended December 31, 2005 by approximately $4,217, net of tax.
On October 31, 2005, the Company issued options to purchase approximately 989,700 shares of common stock which were granted fully vested, the effect of which increased the pro-forma compensation expense for the three months ended December 31, 2005 by approximately $14,656, net of tax.
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
The following table presents financial information about the Company’s reportable segments by geographic region:

	Three months ended		Nine months ended
	December 31,		December 31,
		(As Restated)		(As Restated)
	2006	2005	2006	2005

North America
Revenues	$220,391	$143,173	$644,260	$426,788
Operating income	13,685	13,309	41,204	39,459
Depreciation	3,047	2,093	8,788	6,110
Amortization	2,644	1,272	6,012	3,747
Segment assets (as of December 31)	1,033,503	776,746	1,033,503	776,746
Europe
Revenues	$34,610	$29,950	$94,799	$92,899
Operating income	4,502	4,101	11,134	7,161
Depreciation	133	155	364	517
Amortization	23	70	74	463
Segment assets (as of December 31)	133,554	122,829	133,554	122,829
All Other
Revenues	$9,805	$9,012	$27,467	$26,780
Operating income	1,881	1,771	5,372	5,394
Depreciation	23	36	67	151
Amortization	10	7	28	25
Segment assets (as of December 31)	17,065	16,258	17,065	16,258

The sum of segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

		(As Restated)
	December 31, 2006	March 31, 2006

Segment assets for North America, Europe and All Other	$1,184,122	$894,557
Corporate eliminations	(72,204)	(79,145)

Total consolidated assets	$1,111,918	$815,412

The following table presents financial information about the Company by service type:

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005

Data Services
Revenues	$46,350	$47,083	$137,328	$152,568
Gross Profit	14,236	14,794	41,460	45,800
Voice Services
Revenues	$160,686	$82,281	$464,140	$233,620
Gross Profit	54,566	32,145	158,242	91,156
Hotline Services
Revenues	$57,770	$52,771	$165,058	$160,279
Gross Profit	27,883	26,463	81,863	81,268

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

Note 16: Subsequent Events
On February 2, 2007, the Company announced the acquisition of ADS Telecom, Inc. (“ADS”), a privately-held company based out of Orlando, FL. ADS has an active customer base which includes commercial, financial, healthcare and various government agency accounts. Annual historical revenues of ADS are approximately $14 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) and nine (9) month periods ended December 31, 2005 as set forth below in this Item 2 has been amended to reflect the Restatement as described in the Explanatory Note and in Note 3 of the Notes to the Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in the Company’s previously filed Quarterly Reports on Form 10-Q. All dollar amounts are presented in thousands unless otherwise noted.
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
The Company has completed several acquisitions previously defined as “the Acquired Companies” from the first quarter of Fiscal 2006 through the third quarter of Fiscal 2007 that have a significant impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. See Note 10 of the Notes to the Consolidated Financial Statements for reference to the “Acquired Companies.” In connection with certain acquisitions, the Company incurs expenses that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the current and an estimate of future acquisition related expenses based on the acquisition activity through December 31, 2006.

	1Q07	2Q07	3Q07	4Q07	FY07	FY08	Thereafter

SGA
Asset write-up
depreciation expense	$--	$1,197	$713	$652	$2,562	$1,635	$1,655
on acquisitions

Amortization
Amortization of
intangible assets on	1,440	1,892	2,621	3,918	9,871	5,257	55,031
acquisitions

Total	$1,440	$3,089	$3,334	$4,570	$12,433	$6,892	$56,686

Information on revenues and operating income by reportable geographic segment (North America, Europe and All Other) is presented below. The tables below should be read in conjunction with the following discussion. The additional non-cash charges for stock-based compensation expense for the three (3) and nine (9) month periods ended December 31, 2005 was recorded in Selling, General and Administrative expense which is included in the Company’s measure of Operating Income. See Note 3 of the Notes to the Consolidated Financial Statements.

	Three months ended December 30 and 31,				Nine months ended December 30 and 31,
			(As Restated)				(As Restated)
	2006		2005		2006		2005
		% of total		% of total		% of total		% of total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues:
North America	$220,391	83.2%	$143,173	78.6%	$644,260	84.0%	$426,788	78.1%
Europe	34,610	13.1%	29,950	16.4%	94,799	12.4%	92,899	17.0%
All Other	9,805	3.7%	9,012	4.9%	27,467	3.6%	26,780	4.9%

Total	$264,806	100%	$182,135	100%	$766,526	100%	$546,467	100%

Operating Income:
North America	$13,685		$13,309		$41,204		$39,459
% of North America
revenues	6.2%		9.3%		6.4%		9.2%
Europe	$4,502		$4,101		$11,134		$7,161
% of Europe
revenues	13.0%		13.7%		11.7%		7.7%
All Other	$1,881		$1,771		$5,372		$5,394
% of All Other
revenues	19.2%		19.7%		19.6%		20.1%

Total	$20,068	7.6%	$19,181	10.5%	$57,710	7.5%	$52,014	9.5%

Reconciling items:
North America	$5,174		$3,676		$16,443		$11,575
Europe	--		--		--		3,742
All Other	--		--		--		--

Total	$5,174	2.0%	$3,676	2.0%	$16,443	2.1%	$15,317	2.8%

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

	Three months ended December 30 and 31,				Nine months ended December 30 and 31,
	2006		2005		2006		2005
		% of total		% of total		% of total		% of total
	$	revenue	$	revenue	$	revenue	$	revenue
Revenues:
Data Services(1)	$46,350	17.5%	$47,083	25.8%	$137,328	17.9%	$152,568	27.9%
Voice Services(1)	160,686	60.7%	82,281	45.2%	464,140	60.6%	233,620	42.8%
Hotline Services	57,770	21.8%	52,771	29.0%	165,058	21.5%	160,279	29.3%

Total	$264,806	100%	$182,135	100%	$766,526	100%	$546,467	100%

Gross Profit
Data Services	$14,236		$14,794		$41,460		$45,800
% of Data
Services revenues	30.7%		31.4%		30.2%		30.0%
Voice Services	$54,566		$32,145		$158,242		$91,156
% of Voice
Services revenues	34.0%		39.1%		34.1%		39.0%
Hotline Services	$27,883		$26,463		$81,863		$81,268
% of Hotline
Services revenues	48.3%		50.1%		49.6%		50.7%

Total	$96,685	36.5%	$73,402	40.3%	$281,565	36.7%	$218,224	39.9%

(1) Data Services and Voice Services may also be collectively referred to as “On-Site Services.”
Third Quarter Fiscal 2007 (3Q07) Compared to Third Quarter Fiscal 2006 (3Q06):
Total Revenues
Total revenues for 3Q07 were $264,806, an increase of 45% compared to revenues for 3Q06 of $182,135. The increase was primarily due to the incremental revenue from the Acquired Companies, which added revenues of $98,054 and $14,952 to 3Q07 and 3Q06, respectively. Excluding the effects of the acquisitions and the positive impact of exchange rates of $3,014 relative to the U.S. dollar, total revenues would have decreased 2% from $167,183 to $163,738 for the reasons discussed below.
Revenues by Geography
North America Revenues
Revenues in North America for 3Q07 were $220,391, an increase of 54% compared to revenues for 3Q06 of $143,173. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $98,054 and $14,952 for 3Q07 and 3Q06, respectively. Excluding the effects of these acquisitions and the positive impact of exchange rates of $187 relative to the U.S. dollar, North America revenues would have decreased 5% from $128,221 to $122,150. The Company believes the overall decrease is due to the completion of several nonrecurring projects, offset in part by success in the Company’s Data, Voice and Hotline Services (“DVH”) cross-selling initiatives.
Europe Revenues
Revenues in Europe for 3Q07 were $34,610, an increase of 16% compared to revenues for 3Q06 of $29,950. Excluding the positive impact of exchange rates of $2,745 relative to the U.S. dollar, Europe revenues would have increased 6% from $29,950 to $31,865. The Company believes the overall increase is due to the success in the Company’s DVH cross-selling initiatives.

All Other Revenues
Revenues for All Other for 3Q07 were $9,805, an increase of 9% compared to revenues for 3Q06 of $9,012. Excluding the positive impact of exchange rates of $82 relative to the U.S. dollar, All Other revenues would have increased 8% from $9,012 to $9,723.
Revenue by Service Type
Data Services
Revenues from Data Services for 3Q07 were $46,350, a decrease of 2% compared to revenues for 3Q06 of $47,083. Excluding the positive impact of exchange rates of $1,176 relative to the U.S. dollar for its International Data Services, Data Services revenues would have decreased 4% from $47,083 to $45,174 for 3Q07. The Company believes the overall decrease in Data Services revenue was due to the completion of several nonrecurring projects.
Voice Services
Revenues from Voice Services for 3Q07 were $160,686, an increase of 95% compared to revenues for 3Q06 of $82,281. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $98,054 and $14,952 for 3Q07 and 3Q06, respectively. Excluding the effects of these acquisitions, Voice Services revenues would have decreased 7% from $67,329 to $62,632. The Company believes that this overall decrease in Voice Services revenue is primarily due to the completion of nonrecurring projects.
Hotline Services
Revenues from Hotline Services for 3Q07 were $57,770, an increase of 9% compared to revenues for 3Q06 of $52,771. Excluding the positive impact of exchange rates of $1,831 relative to the U.S. dollar, Hotline Services revenues would have increased 6% from $52,771 to $55,939. The Company believes the overall increase in Hotline Services revenues was driven by the success in the Company’s DVH cross-selling initiatives.
Gross Profit
Gross profit dollars for 3Q07 were $96,685, an increase of 32% compared to gross profit dollars for 3Q06 of $73,402. The Company believes the increase in gross profit dollars was due to the increase in revenues from the Acquired Companies. Gross profit as a percent of revenues for 3Q07 was 36.5%, a decrease of 3.8% compared to gross profit as a percentage of revenues for 3Q06 of 40.3%. The decrease in gross profit percentage was due primarily to the impact of lower gross profit in its Voice Services segment driven by the acquisition of NextiraOne and the impact of lower gross profit in its Hotline Services segment driven by increased product costs and product mix.
Gross profit dollars for Data Services for 3Q07 were $14,236, or 30.7% of revenues, compared to gross profit dollars for 3Q06 of $14,794, or 31.4% of revenues. Gross profit dollars for Voice Services for 3Q07 were $54,566, or 34.0% of revenues, compared to gross profit dollars for 3Q06 of $32,145, or 39.1% of revenues. Gross profit dollars for Hotline Services for 3Q07 were $27,883, or 48.3% of revenues, compared to gross profit dollars for 3Q06 of $26,463, or 50.1% of revenues.
SG&A Expenses
Selling, general and administrative (“SG&A”) expenses for 3Q07 were $73,940, an increase of $21,068 compared to SG&A expenses for 3Q06 of $52,872. The increase in SG&A expense dollars over the prior year was due primarily to the Acquired Companies. SG&A expenses as a percent of revenue for 3Q07 were 27.9% compared to 29.0% for 3Q06. The decrease in SG&A as a percent of revenue was due primarily to lower SG&A as a percent of revenues related to the Acquired Companies, a $700 benefit for the write-off of previously accrued vacation payables due to a change in the Company’s vacation policy in some of the Acquired Companies, and a decrease to non-cash stock-based compensation expense of $591.
Intangibles Amortization
Intangibles amortization for 3Q07 was $2,677, an increase of $1,328 compared to intangibles amortization for 3Q06 of $1,349. The increase was primarily attributable to the amortization of intangible assets acquired through the purchase of the Acquired Companies. See Note 10 of the Notes to the Consolidated Financial Statements for further details related to the Acquired Companies.

Operating Income
Operating income for 3Q07 was $20,068, or 7.6% of revenues, an increase of $887 compared to operating income for 3Q06 of $19,181, or 10.5% of revenues.
Interest Expense, Net
Net interest expense for 3Q07 was $4,061, an increase of $1,664 compared to net interest expense for 3Q06 of $2,397 due to an increase in the weighted average outstanding debt from $266,763 for 3Q07 compared to approximately $149,737 for 3Q06. The increase in debt relates primarily to the acquisitions of NextiraOne and NUVT during the first quarter Fiscal 2007. In addition, the weighted average interest rate outstanding for 3Q07 was 6.25%, an increase of 0.66% compared to the 3Q06 rate of 5.59%.
Provision for Income Taxes
The tax provision for 3Q07 was $5,636, an effective tax rate of 34.9%. This compares to the tax provision for 3Q06 of $5,631, an effective tax rate of 33.8%. The tax rate for 3Q07 was higher than 3Q06 due to the impact of book stock option expense and the associated tax asset and changes in the overall mix of taxable income among worldwide offices.
Net Income
As a result of the foregoing, net income for 3Q07 was $10,493, or 4.0% of revenues, compared to $11,039, or 6.1% of revenues, for 3Q06.
Nine Months Fiscal 2007 (3QYTD07) Compared to Nine Months Fiscal 2006 (3QYTD06):
Total Revenues
Total revenues for 3QYTD07 were $766,526, an increase of 40% compared to revenues for 3QYTD06 of $546,467. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $280,221 and $34,345 of revenues to 3QYTD07 and 3QYTD06, respectively. Excluding the effects of the acquisitions and the positive impact of exchange rates of $4,905 relative to the U.S. dollar, total revenues would have decreased 6% from $512,122 to $481,400 for the reasons discussed below.
Revenues by Geography
North America Revenues
Revenues in North America for 3QYTD07 were $644,260, an increase of 51% compared to revenues for 3QYTD06 of $426,788. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $280,221 and $34,345 for 3QYTD07 and 3QYTD06, respectively. Excluding the effects of these acquisitions and the positive impact of exchange rates of $1,094 relative to the U.S. dollar, North America revenues would have decreased 8% from $392,443 to $362,945. The Company believes the overall decrease is due to the completion of several nonrecurring projects, offset in part by success in the Company’s DVH cross-selling initiatives.
Europe Revenues
Revenues in Europe for 3QYTD07 were $94,799, an increase of 2% compared to revenues for 3QYTD06 of $92,899. Excluding the positive impact of exchange rates of $3,991 relative to the U.S. dollar, Europe revenues would have decreased 2% from $92,899 to $90,808. The Company believes the overall decrease is due to the completion of nonrecurring projects offset in part by the success in the Company’s DVH cross-selling initiatives.

All Other Revenues
Revenues for All Other for 3QYTD07 were $27,467, an increase of 3% compared to revenues for 3QYTD06 of $26,780. Excluding the negative impact of exchange rates of $180 relative to the U.S. dollar, All Other revenues would have increased 3% from $26,780 to $27,647.
Revenue by Service Type
Data Services
Revenues from Data Services for 3QYTD07 were $137,328, a decrease of 10% compared to revenues for 3QYTD06 of $152,568. Excluding the positive impact of exchange rates of $2,320 relative to the U.S. dollar for its International Data Services, Data Services revenues would have decreased 12% from $152,568 to $135,008. The Company believes the overall decrease in Data Services revenue was due to the completion of several nonrecurring projects.
Voice Services
Revenues from Voice Services for 3QYTD07 were $464,140, an increase of 99% compared to revenues for 3QYTD06 of $233,620. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $280,221 and $34,345 for 3QYTD07 and 3QYTD06, respectively. Excluding the effects of these acquisitions, Voice Services revenues would have decreased 8% from $199,275 to $183,919 between periods. The Company believes that this overall decrease in Voice Services revenue is primarily due to the completion of several nonrecurring projects and planned post-merger client attrition from the acquisition of Norstan, Inc. in 4Q05.
Hotline Services
Revenues from Hotline Services for 3QYTD07 were $165,058, an increase of 3% compared to revenues for 3QYTD06 of $160,279. Excluding the positive impact of exchange rates of $2,570 relative to the U.S. dollar, Hotline Services revenues would have increased 1% from $160,279 to $162,488. The Company believes the stabilization is due in part to the success in the Company’s DVH cross-selling initiatives.
Gross Profit
Gross profit dollars for 3QYTD07 were $281,565, an increase of 29% compared to gross profit dollars for 3QYTD06 of $218,224. The Company believes the increase in gross profit dollars over the prior year was due to the increase in revenues from the Acquired Companies. Gross profit as a percent of revenues for 3QYTD07 was 36.7%, a decrease of 3.2% compared to gross profit as a percentage of revenues for 3QYTD06 of 39.9%. The decrease in gross profit percentage was due primarily to the impact of lower gross profit in its Voice Services segment driven by the acquisition of NextiraOne.
Gross profit dollars for Data Services for 3QYTD07 were $41,460, or 30.2% of revenues, compared to gross profit dollars for 3QYTD06 of $45,800, or 30.0% of revenues. Gross profit dollars for Voice Services for 3QYTD07 were $158,242, or 34.1% of revenues, compared to gross profit dollars for 3QYTD06 of $91,156, or 39.0% of revenues. Gross profit dollars for Hotline Services for 3QYTD07 were $81,863, or 49.6% of revenues, compared to gross profit dollars for 3QYTD06 of $81,268, or 50.7% of revenues.
SG&A Expenses
SG&A expenses for 3QYTD07 were $217,741, an increase of $61,056 compared to SG&A expenses for 3QTYD06 of $156,685. The increase in SG&A expense dollars over the prior year was due primarily to the Acquired Companies. SG&A expenses as a percent of revenues for 3QYTD07 were 28.4% compared to 28.7% for 3QYTD06. The decrease in SG&A as a percent of revenue was due primarily to lower SG&A as a percent of revenues related to the Acquired Companies offset in part by an increase in non-cash stock-based compensation expense of $2,799.

Restructuring Charges
The Company did not record any restructuring charges during 3QYTD07. During 1Q06, the Company recorded a restructuring charge of $5,290. This charge was comprised of $3,473 for staffing level adjustments and $1,817 for real estate consolidations in Europe and North America. Of this charge, $3,742 and $1,548 related to Europe and North America, respectively.
Intangibles Amortization
Intangibles amortization for 3QYTD07 was $6,114, an increase of $1,879 compared to intangible amortization for 3QYTD06 of $4,235. The increase was primarily attributable to the amortization of intangible assets acquired through the purchase of the Acquired Companies. See Note 10 of the Notes to the Consolidated Financial Statements for further details related to the Acquired Companies.
Operating Income
Operating income for 3QYTD07 was $57,710, or 7.5% of revenues, an increase of $5,696 compared to operating income for 3QYTD06 of $52,014, or 9.5% of revenues.
Interest Expense, Net
Net interest expense for 3QYTD07 was $13,222, an increase of $6,536 compared to net interest expense for 3QYTD06 of $6,686. The increase in interest expense is due to an increase in the weighted average outstanding debt and weighted average interest rate from approximately $159,476 and 4.86% for 3QYTD06, respectively, to approximately $251,153 and 6.2% for 3QYTD07, respectively. The increase in debt relates primarily to the acquisitions of NextiraOne and NUVT during the first quarter Fiscal 2007. Also included in interest expense for 3QYTD07 is $1,308 related to the change in fair value of the Company’s interest rate swap.
Provision for Income Taxes
The tax provision for 3QYTD07 was $15,442, an effective tax rate of 34.8%. This compares to the tax provision for 3QYTD06 of $15,379, an effective tax rate of 34.0%. The tax rate for 3QYTD07 was higher than 3QYTD06 primarily due to changes in the overall mix of taxable income among worldwide offices.
Net Income
As a result of the foregoing, net income for 3QYTD07 was $28,981, or 3.8% of revenues, compared to $29,870, or 5.5% of revenues, for 3QYTD06.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during 3QYTD07 was $24,596. Significant factors contributing to the source of cash were: net income of $28,981 inclusive of non-cash charges of $15,333 and $7,476 for amortization / depreciation expense and stock compensation expense, respectively and an increase in billings in excess of costs and uncompleted contracts of $5,700. Significant factors contributing to a use of cash were: increase in net inventory of $6,629, an increase in costs in excess of billings of $10,161, a decrease in restructuring reserve of $13,992 and a decrease in deferred revenue of $5,559. Changes in the above accounts are based on average Fiscal 2007 exchange rates.
Net cash provided by operating activities during 3QYTD06 was $38,912. Significant factors contributing to a source of cash were: net income of $29,870 inclusive of non-cash charges of $11,013 and $4,677 for amortization / depreciation expense and stock compensation expense, respectively, and a decrease in net inventory of $5,673. Significant factor contributing to a use of cash was a decrease of accounts payable of $7,204, a decrease of deferred revenue of 3,017 and a decrease of restructuring reserve of $2,148. Changes in the above accounts are based on average Fiscal 2006 exchange rates.
As of December 31, 2006 and 2005, the Company had cash and cash equivalents of $15,362 and $12,143, respectively, working capital of $126,879 and $105,420, respectively, and a current ratio of 1.52 and 1.73, respectively.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Cash Flows from Investing Activities
Net cash used by investing activities during 3QYTD07 was $137,241. Significant factors contributing to a use of cash were: $3,475 for gross capital expenditures and $132,878 to acquire NextiraOne, NUVT and NTI. See Note 10 of the Notes to the Consolidated Financial Statements for additional details regarding the acquisitions of NextiraOne, NUVT and NTI.
Net cash used by investing activities during 3QYTD06 was $42,979. Significant factors contributing to a use of cash were: $3,151 for gross capital expenditures and $40,682 to acquire TSM, GTC, BCI, Universal, CWIN, and CSG.
Cash Flows from Financing Activities
Net cash provided by financing activities during 3QYTD07 was $117,826. Significant factors contributing to the cash inflow were $129,075 of net borrowings on long term debt and $12,141 of proceeds from the exercise of stock options. Significant uses of cash were $20,206 for the repurchase of common stock and $3,157 for the payment of dividends.
Net cash provided by financing activities during 3QYTD06 was $5,016. Significant factors contributing to the cash inflow were $16,344 of proceeds from the exercise of stock options. Significant uses of cash were $7,418 in long term debt payments and $3,049 for the payment of dividends.
Total Debt
On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, and previously defined as the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of December 31, 2006, the Company was in compliance with all required covenants under the Credit Agreement.
As of December 31, 2006, the Company had total debt outstanding of $254,525. Total debt was comprised of $251,410 outstanding under the credit agreement, $1,308 for the fair value of the interest rate swap, $1,671 of obligations under capital leases and $136 of various other third-party, non-employee loans. The weighted average interest rate on all indebtedness of the Company during 3Q07 and 3QYTD07 was approximately 6.25% and 6.20% respectively. The weighted average interest rate on all indebtedness of the Company during 3Q06 and 3QYTD06 was approximately 5.59% and 4.86%, respectively.
Dividends
During 1Q07, the Board declared a cash dividend of $0.06 per share on all outstanding shares of common stock. The dividend totaled $1,061 and was paid on July 14, 2006 to stockholders of record at the close of business on June 30, 2006. During 2Q07, the Board declared a cash dividend of $0.06 per share on all outstanding shares of common stock. The dividend totaled $1,041 and was paid on October 13, 2006 to stockholders of record at the close of business on September 29, 2006. During 3Q07, the Board declared a cash dividend of $0.06 per share on all outstanding shares of common stock. The dividend totaled $1,047 and was paid on January 15, 2007 to stockholders of record at the close of business on December 29, 2006. In aggregate, the Company has declared cash dividends of $3,149 or $0.18 per share during the nine (9) month period ended December 31, 2006. While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.

Repurchase of Common Stock
During 2Q07, the Company repurchased approximately 441,000 shares of common stock for $17,587. During 3Q07, the Company repurchased approximately 60,000 shares of common stock for $2,620. Since inception of the repurchase program in April 1999 through December 31, 2006, the Company has repurchased in aggregate approximately 7,436,000 shares of common stock for approximately $317,030. Funding for the stock repurchases came primarily from existing cash flow from operations. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 1 within the Notes to the Consolidated Financial Statements for the year ended March 31, 2006 contained in Form 10-K. Additional significant accounting policies adopted during Fiscal 2007 are disclosed below.
Stock-Based Compensation
On April 1, 2006, the Company adopted SFAS 123(R) which requires companies to estimate the fair value of share-based payment awards and recognize compensation expense over the requisite service period for the portion of the award that is ultimately expected to vest. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense related to stock options was required to be recognized if the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock on the measurement date.
The Company adopted SFAS 123(R) using the modified prospective transition method which requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been retroactively adjusted to reflect, and do not include, the impact of SFAS 123(R). However, the modified prospective transition method does require the Company to provide pro-forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. See Note 14 of the Notes to the Consolidated Financial Statements.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. Upon adoption of SFAS 123(R), the Company began using the Black-Scholes option pricing model as the method of valuation for the Company’s stock options. The model requires the use of various assumptions. The key assumptions are summarized as follows:
Expected Volatility: The Company estimates the volatility of the common stock at the date of grant based on the historical volatility of its common stock.
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
Impact of Recently Issued Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.
Prior Year Misstatements on Current Year Financial Statements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements for the purpose of a materiality assessment. SAB 108 is effective as of the Company’s fiscal year end March 31, 2007. The Company adopted SAB 108 as of March 31, 2007. The adoption of SAB 108 did not have a material impact on its consolidated financial statements.
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
Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). This standard requires, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans and to recognize the change in funded status in the period the change occurs through comprehensive income. The provisions of SFAS 158 are effective as of the Company’s fiscal year end March 31, 2007. The Company adopted SFAS 158 as of March 31, 2007. The adoption of SFAS 158 had no impact on the Company’s Statement of Operations on the date of adoption. However, the Company did record a gain into other comprehensive income of approximately $2.7 million (1.7 million, net of tax.)
Uncertainty in Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in tax positions. The Company plans to adopt the Interpretation as of April 1, 2007. The Interpretation is currently being evaluated by the Company for its full impact and, at this time, the Company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adopting the Interpretation.
Definition of Settlement in FIN 48
In May 2007, the FASB issued staff position No. FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48” which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company plans to adopt FSP FIN 48-1 in conjunction with adoption of FIN 48 as of April 1, 2007. This staff position is currently being evaluated by the Company for its full impact and, at this time, the Company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adoption.
Stock-Based Compensation
On April 1, 2006, the Company adopted the provisions of SFAS 123(R). For the three and nine month periods ended December 31, 2006, the Company recognized compensation expense of $1,840 ($1,196 net of tax) or $0.07 per diluted share and $7,476 ($4,860 net of tax) or $0.27 per diluted share, respectively on the Company’s Consolidated Statements of Income. See Note 2 and Note 14 of the Notes to the Consolidated Financial Statements for reference.
Tax Effects of Share-Based Payment Awards
On November 10, 2005, the FASB issued Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The company has elected this transition method for calculating tax effects of share-based payment awards.

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
Interest Rate Risk
The Company’s primary interest rate risk relates to its long-term debt obligations. As of December 31, 2006, the Company had total long-term obligations of $254,525, including the current portion of those obligations of $587. Of the outstanding debt, $1,810 was in fixed rate obligations, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest rate swap agreement and $151,410 was in variable rate obligations. As of December 31, 2006, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent quarter by $384 assuming the Company employed no intervention strategies.
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
Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency forward contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in OCI until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to other expense (income) in the Company’s Consolidated Statement of Income. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to other expense (income).
As of December 31, 2006, the Company had open foreign exchange contracts in Australian and Canadian dollars, Danish krone, Euro, Japanese yen, Norwegian kroner, Pound sterling, Swedish krona and Swiss franc. The open contracts have contract rates ranging from 1.2658 to 1.3407 Australian dollar, 1.1141 to 1.1472 Canadian dollar, 5.6222 to 5.8136 Danish krone, 0.7482 to 0.8185 Euro, 105.47 to 110.10 Japanese yen, 6.0294 to 6.4315 Norwegian kroner, 0.5069 to 0.5435 Pound sterling, 6.7675 to 7.1925 Swedish krona and 1.1827 to 1.2133 Swiss franc, all per U.S. dollar. The total open contracts had a notional amount of approximately $63,994, have a fair value of $63,692 and will expire within twenty-seven months. The Company does not hold or issue any other financial derivative instruments nor does it engage in speculative trading of financial derivatives.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As disclosed in the Explanatory Note and in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q, and as previously disclosed, the Audit Committee, with the assistance of outside legal counsel, commenced an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants for the Review Period. On March 19, 2007, the Audit Committee concluded that the exercise price of certain stock option grants differed from the fair market value of the underlying shares on the appropriate measurement date. At that time, the Company and the Audit Committee announced that it was currently expected that the Company’s additional non-cash, pre-tax charges for stock-based compensation expense relating to certain stock option grants would approximate $63 million (subsequently adjusted as set forth elsewhere in this Form 10-Q) for the Review Period. In addition, the Company and the Audit Committee concluded that the Company would need to restate its previously-issued financial statements contained in reports previously filed by the Company with the SEC. Accordingly, on March 19, 2007, the Company and the Audit Committee concluded that the Company’s previously-issued financial statements and other historical financial information and related disclosures for the Review Period, including applicable reports of its current or former independent registered public accounting firms and related press releases, should not be relied upon.
In connection with the preparation of this Form 10-Q, an evaluation was performed, under the supervision and with the participation of Company management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 30, 2006. Based on that evaluation and the foregoing, management, including the CEO and the CFO, has concluded that, as of December 30, 2006, the Company had a material weakness in internal control over financial reporting with respect to the Company’s stock option grant practices and related accounting for stock option grants and that, as a result of this material weakness in internal control over financial reporting, its disclosure controls and procedures were not effective as of December 30, 2006.
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
Changes in Internal Control Over Financial Reporting
During the three (3) and nine (9) month periods ended December 30, 2006, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
As of the date of filing of this Form 10-Q, management has made significant revisions to the Company’s internal control structure surrounding the Company’s stock option grant practices, including the formalization of documentation with respect to appropriate approvals for stock option grants and additional levels of review with respect to stock option grant terms, which management believes should facilitate the prevention and/or detection of material errors in future periods. Also, as of the date of filing of this Form 10-Q, the Audit Committee has completed its review of the Company’s stock option grant practices and continues to analyze the facts discovered in its review in order to make additional recommendations for appropriate remedial actions regarding the Company’s stock option grant practices and related accounting for stock option grants. It is anticipated that the Company will adopt and implement any such additional recommendations. Pending the Audit Committee’s consideration of and the Company’s implementation of these recommendations, the Company has not made and does not intend to make any stock option grants. The Company also took action to suspend the exercise of outstanding stock options. It is anticipated that the Company will permit stock option exercises following the filing of this Form 10-Q and the FY07 Form 10-K.
The scope of management’s assessment of the effectiveness of internal controls over financial reporting includes all of the Company’s material businesses except for NextiraOne, a material business acquired on April 30, 2006. The NextiraOne portion of the business will be included in the current year assessment to be completed as of March 31, 2007.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
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
As previously announced, the Audit Committee of the Board of Directors of the Company, with the assistance of outside legal counsel, is conducting an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of this Form 10-Q for more information regarding this and related matters.
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
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed a consolidated amended complaint on January 29, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before August 1, 2007. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company has made a claim for such costs under an insurance policy.
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
Based on the facts currently available to the Company, management believes the matters described under this caption “Litigation Matters” are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.
Item 1A. Risk Factors.
In addition to the Risk Factors set forth in the Company’s Form 10-K for the fiscal year ended March 31, 2006, you should carefully consider the following risk factor, as well as the other information contained in this document, when evaluating your investment in our securities.

Stock options matters – As previously disclosed, on November 13, 2006, we received a letter of informal inquiry from the Enforcement Division of the SEC relating to the Company’s stock option practices from January 1, 1997 to present. Our Audit Committee, with the assistance of outside legal counsel, is conducting an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, we received a document subpoena from the SEC acting pursuant to such order. We have cooperated with the SEC in this matter and intend to continue to do so. See the “Explanatory Note” preceding Part I, Item 1 of this Form 10-Q for more information regarding this and related matters.
On September 20, 2006, we received formal notice from the IRS regarding its intent to begin an audit of our tax years 2004 and 2005. In connection with this normal recurring audit, the IRS has requested certain documentation with respect to stock options for our 2004 and 2005 tax years. We have produced various documents requested by the IRS and are currently in the process of responding to additional documentation requests.
In addition, in November 2006, two stockholder derivative lawsuits were filed against the Company, as a nominal defendant, and several of our current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of our stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to our stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed a consolidated amended complaint on January 29, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before August 1, 2007.
The stock options investigations and related litigation have imposed, and are likely to continue to impose, significant costs on us, both monetarily and in requiring attention by our management team. While we are unable to estimate the costs that we may incur in the future, these are likely to include:
• professional fees in connection with the conduct of the investigations, the restatement of our financial statements and the defense of the litigation;
• potential damages, fines, penalties or settlement costs; and
• payments to, or on behalf of, our current and former officers and directors subject to the investigation or named in the litigation pursuant to our indemnification obligations (in certain circumstances these indemnification payments are recoverable if it is determined that the officer or director at issue acted improperly, but there is no assurance that we will be able to recover such payments).
While we expect that certain of such costs will be reimbursed pursuant to an insurance policy, at this point such costs have not been reimbursed.
In the course of our investigation, we have determined that a number of executives may have exercised options for which the application of Section 162(m) may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because we incorrectly applied the measurement date as defined in APB 25. If such options are deemed to be granted at less than fair market value, pursuant to Section 162(m), any compensation to our executive officers, including proceeds from options exercised in any given tax year in excess of $1.0 million, will be disallowed as a deduction for tax purposes. We estimate that the potential tax effected liability for the disallowed Section 162(m) deduction is $3.6 million. We may also incur interest and penalties if we were to incur any such tax liability, which could be material.
In addition, we are considering the application of Section 409A to those options for which we incorrectly applied the measurement date as defined in APB 25. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes and thus subject to Section 409A. Accordingly, we may adopt remedial measures to address the application of Section 409A. We do not currently know what impact any remedial measures, if adopted, would have on our results of operations, financial position or cash flows, although such impact could be material.
Adverse developments in the legal proceedings or the investigation arising out of our historical stock option granting practices or any other matter raised as a result thereof could have an adverse impact on our business and our stock price, including increased stock volatility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			(c) Total Number	(d) Maximum Number
			of Shares (or	(or Approximate
	(a) Total		Units) Purchased	Dollar Value) of
	Number of	(b) Average	as Part of	Shares (or Units) that
	Shares (or	Price Paid per	Publicly	May Yet Be
	Units)	Share (or	Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs

October 1, 2006 to October 29, 2006	--	--	--	123,973	(1)

October 30, 2006 to November 26, 2006	60,028	43.64	60,028	1,063,945	(2)

November 27, 2006 to December 30, 2006	--	--	--	1,063,945

Total	60,028	43.64	60,028	1,063,945

(1)	As of October 1, 2006, 123,973 shares were available for repurchase under repurchase programs approved by the Board of Directors and announced on November 20, 2003 and August 12, 2004.

(2)	Amount includes an increase 1,000,000 shares in the repurchase program approved by the Board of Directors on November 7, 2006.
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
Under the Company’s Credit Agreement, the Company is permitted to pay dividends on and repurchase common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.
Item 6. Exhibits.

Exhibit
Number	Description

10.1	Waiver Letter dated February 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (1)

10.2	Waiver Letter dated May 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (1)

10.3	Waiver Letter dated June 11, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (1)

10.4	Description of Executive Officer Incentive Bonus Plan for Fiscal 2008 (1)

10.5	Summary of Director Compensation (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK BOX CORPORATION

Dated: July 23, 2007
	By:	/s/ Michael McAndrew

Michael McAndrew, Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Waiver Letter dated February 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (1)

10.2	Waiver Letter dated May 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (1)

10.3	Waiver Letter dated June 11, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (1)

10.4	Description of Executive Officer Incentive Bonus Plan for Fiscal 2008 (1)

10.5	Summary of Director Compensation (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.