Form 10-K
period 2007-03-31
BLACK BOX CORP
filed 2007-08-13
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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
Common Stock, $.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2006 (based on closing price of such stock as reported by NASDAQ on such date) was $669,187,795. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of August 7, 2007, there were 17,527,227 shares of common stock, par value $.001 (the “common stock”), outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2007 Annual Meeting of Stockholders (the “Proxy Statement”) -- Part II and III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2007
INDEX

EXPLANATORY NOTE
In this Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“Form 10-K”), Black Box Corporation (“Black Box” or the “Company”) is restating its Consolidated Balance Sheets at March 31, 2006, its Consolidated Statements of Income for the years ended March 31, 2006 and 2005, its Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2006 and 2005 and as of April 1, 2004, its Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005, its quarterly financial data as of and for all quarters ended in the fiscal year ended March 31, 2006 and the first two quarters ended in the fiscal year ended March 31, 2007 and its Selected Financial Data as of and for the years ended March 31, 2006, 2005, 2004 and 2003. This Form 10-K also restates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as it relates to the fiscal years ended March 31, 2006 and 2005. All restated information identified above is collectively referred to as the “Restatement.” References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced.
The Restatement reflects adjustments arising from the determinations of the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”), with the assistance of outside legal counsel, and the Company’s management to record additional non-cash charges for stock-based compensation expense and the related income tax effects relating to certain stock option grants during the period from 1992 through September, 2006. Additionally, the Company has recorded an adjustment to its financial statements for the quarter ended September 30, 2006 to reflect the proper accounting treatment for its interest rate swap.
The Company has not amended and does not intend to amend any of its previously-filed reports on Form 10-K or Form 10-Q for the periods affected by the Restatement other than its previously-filed Quarterly Report on Form 10-Q/A for the three (3) month period ended July 1, 2006, its previously-filed Quarterly Report on Form 10-Q/A for the three (3) and six (6) month periods ended September 30, 2006 and its previously-filed Quarterly Report on Form 10-Q for the three (3) and nine (9) month periods ended December 30, 2006. As previously disclosed and except as set forth in the filings specifically referenced herein, the consolidated financial statements and related financial information contained in previously-filed reports should no longer be relied upon.
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
The following information summarizes certain of the findings of the Audit Committee. The findings identified approximately $71.5 million of unrecorded expense at the time of grant (i.e., the difference between the fair market value of the common stock on the appropriate measurement date and the stated exercise price), net of forfeitures, during the Review Period, of which $70.0 million was recorded in the Company’s consolidated financial statements through March 31, 2006 and $1.5 million of unrecorded expense at the time of grant will be included, beginning at April 1, 2006, in the Company’s computation of compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). The following summarizes the unrecorded expense at the time of grant by time period and category of recipient:
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
The Audit Committee’s additional key findings are summarized below:
Lack of Adequate Documentation: For a majority of grants issued by the Company during the Review Period, there is either no or inadequate documentation of approval actions that satisfies the requisites for establishing a measurement date under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Of the 69 recorded grant dates, there are documented approval actions by the Board or the Option or Compensation Committee of the Board (the “Compensation Committee”) with respect to particular grants for 12 dates. In the period December, 1992 to May, 1996, neither the minutes of the Compensation Committee nor of the Board reflect any action to approve specific grants. In some instances, evidence of single director (the chairman of the Compensation Committee) approval actions exists. This absence of non-employee director level documentation also applies to a majority of grants with a recorded grant date after 1996. In some cases, Compensation Committee minutes contain a reference to reports on the status of the option pool but do not document any action to approve specific grants. Approval documentation for certain grants has internal inconsistencies or conflicts with other documents thereby rendering this documentation unreliable as a basis for establishing a measurement date. In some cases, the only existing documentation is the executed option agreement and/or the entry of the option grant into the option database. Notwithstanding these approval documentation inadequacies, the Company entered into option agreements with grantees and has honored such grants.
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

The delegation of authority by the Compensation Committee to the CEO with respect to grants to rank and file employees was not fully documented. However, there was an understood and accepted practice between the CEO and the Compensation Committee whereby the CEO made certain awards to individual employees. In some instances, this involved the allocation among rank and file employees of blocks of shares approved by the Compensation Committee; in three (3) such instances, the number of shares ultimately awarded pursuant to this process exceeded the approved size of the block, which was contrary to the understanding of the Compensation Committee members. Further, contrary to the understanding of the Compensation Committee members, the award and/or documentation of those individual grants often significantly lagged the approval of the block grant. In August 2005, the Compensation Committee specifically acknowledged a prior grant of delegated authority to the CEO to make option grants to rank and file employees and ratified all prior awards by the CEO. In some cases, documentation of approval action is either inconclusive or missing, and the Company therefore has been unable to determine what entity or person actually approved specific grants.
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
Procedural and Remedial Actions
The Audit Committee and other relevant Board committees are committed to a continued review and implementation of procedural enhancements and remedial actions in light of the foregoing findings. Consistent with its obligation to act in the best interests of the Company taking into account all relevant facts and circumstances, the Audit Committee is continuing to assess the appropriateness of a broad range of possible procedural enhancements and potential remedial measures in light of the findings of its review.
While the Audit Committee has not completed its consideration of all such steps, procedural enhancements may include recommendations regarding improved stock option administration procedures and controls, training and monitoring compliance with those procedures, corporate recordkeeping, corporate risk assessment, evaluation of the internal compliance environment and other remedial steps that may be appropriate. Any such procedural enhancements will be recommended by the Audit Committee to the Board and/or appropriate Board committee for adoption. In advance of action by the Audit Committee, as noted above, the Company has implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
In light of the findings of the Audit Committee’s review, William F. Andrews, Thomas W. Golonski and Thomas G. Greig, three current directors who also served during portions of the Review Period and who hold options as to which the measurement date was adjusted in connection with the Company’s restatement, agreed voluntarily to reprice those outstanding options with a recorded exercise price less than the fair market value of the common stock on the accounting measurement date as determined by the Audit Committee so that the exercise price matches the fair market value of the common stock on such accounting measurement date. In addition, Michael McAndrew, who became the Company’s Chief Financial Officer (“CFO”) in December, 2002, also agreed voluntarily to reprice the one option granted to him after he became CFO with a recorded exercise price less than the fair market value of the common stock on the accounting measurement date as determined by the Audit Committee so that the exercise price matches the fair market value of the common stock on such accounting measurement date.
The Audit Committee’s ongoing review includes an evaluation of the role of and possible claims or other remedial actions against current and former Company personnel who may be found to have had responsibility for identified problems during the Review Period. Accordingly, the Audit Committee has begun to address and is addressing and expects to continue to address issues of individual conduct or responsibility, including those of the Board, CEOs and Chief Financial Officers (“CFOs”) serving during the Review Period. In connection therewith, based on the findings of the Audit Committee as to Fred C. Young, the Company’s former CEO who resigned on May 20, 2007, the Audit Committee concluded and recommended to the Board, and the Board determined, that Mr. Young could have been terminated due to Cause for Termination (as defined in his agreement dated May 11, 2004) at the time Mr. Young resigned as a director and officer of the Company on May 20, 2007. In light of that determination and the terms of the agreements with Mr. Young, all outstanding stock options held by Mr. Young terminated as of the date of his resignation.
The Audit Committee may recommend additional remedial measures that appropriately address the issues raised by its findings. Such potential remedial measures may include possible claims or other remedial actions against current and former Company personnel who may be found to have been responsible for identified problems during the Review Period.
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
With respect to grants entered into the Company’s stock option database after September 9, 1999, when the database began to reflect a create date which is the date on which a grant was entered into the system, the Company has determined to use the individual create date for each grant as the APB 25 measurement date, which was in most cases different from the originally-recorded grant date. The Company believes that this create date is the most appropriate methodology in the absence of sufficient evidence of approvals for these grants as it represents the earliest point in time at which the evidence shows that all requisites for the establishment of the measurement date had been satisfied. Such create dates preceded, often by a significant amount of time, the execution of stock option agreements, which, generally, were manually signed by the Company’s CEO and manually signed and dated by the grantee. In addition, in almost all cases, a grant entered into the database, which established the create date, ultimately resulted in the creation of a stock option agreement reflecting such grant. Accordingly, while execution of the stock option agreements constituted a clear acknowledgement by the grantee and the Company of the grantee’s legal entitlement to the grant, the Company believes the create date more accurately reflects the date of approval than does the signed option agreement. The Company has restated the compensation expense for stock option grants relating to approximately 4.2 million shares of common stock by using the create date as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $49.8 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.5 million relates to director options, $17.2 million relates to officer options and $32.2 million relates to rank and file employee options. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to such create dates included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the create date for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted for which the create date methodology was utilized to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.09 million to $73.8 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $49.8 million, net of forfeitures, included in the Restatement.
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

In those cases where no reliably-dated signed option agreement could be located and where no post-September 9, 1999 create date exists (stock option grants totaling approximately 0.9 million shares), the Company used the average period between recorded grant date and date of the signatures on all other grantee signed option agreements with the same grant date as the measurement date. For example, if there were four stock option grants with a grant date of January 1, 1996, the Company had the signed option agreements for three of these stock option grants and the average number of days between the grant date and the signature dates of these three signed option agreements was 20 days, January 21, 1996 was used as the measurement date for the grant for which no signed option agreement could be located. The Company has restated the compensation expense for stock option grants relating to approximately 0.7 million shares of common stock using this “average days to sign agreement” method. The total additional non-cash, pre-tax charge for these grants is approximately $4.4 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.06 million relates to director options, $4.2 million relates to officer options and $0.2 million relates to rank and file employee options. The Company believes this methodology was the most appropriate in the absence of sufficient evidence of approvals for these grants because it gives a reasonable approximation of the measurement date related to these options in light of the available evidence. The Company conducted a sensitivity analysis by comparing the Company’s current default methodology (i.e., “average days to sign agreement”) with another default methodology. For this analysis, the Company identified the range of potential grant dates defined by the earliest signed option agreement and the latest signed option agreement. The Company then identified the low and high closing prices of the common stock over the range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $2.6 million to $5.9 million, net of forfeitures. The Company’s analyses indicate that stock-based compensation expense computed using other identified alternative default methodologies would not materially differ from stock-based compensation expense computed using the “average days to sign agreement” methodology. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to the average days to sign agreements also included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the average days to sign agreement for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.03 million to $6.1 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $4.4 million, net of forfeitures, included in the Restatement.
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
Summary
In summary, the Company recorded cumulative non-cash charges for stock-based compensation of $70.9 million through March 31, 2006, offset in part by a cumulative income tax benefit of $27.7 million, for a total after-tax charge of $43.2 million. These charges had no impact on net sales or cash and cash equivalents as previously reported in the Company’s financial statements; as a result, no changes to these items are reflected in the Restatement. Non-cash charges for stock-based compensation expense have been recorded as adjustments to Selling, general & administrative expenses within the Company’s Consolidated Statements of Income.

1Q07 and 2Q07 Restatement
Stock-based compensation expense
In addition to the Restatement noted above through March 31, 2006, the Company has recorded additional non-cash charges for stock-based compensation during the first and second quarters of Fiscal 2007 of $1.6 million and $2.2 million, respectively, offset in part by income tax benefits of $0.6 million and $0.8 million, respectively, or total after-tax charges of $1.0 million and $1.4 million, respectively. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007.
Accounting for derivatives
On July 26, 2006, the Company entered into an interest rate swap to reduce its exposure from fluctuating interest rates. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. From inception of the hedge, the Company had applied a method of cash flow hedge accounting under SFAS 133 to account for the interest rate swap that allowed the Company to assume no ineffectiveness in such agreements, called the “short-cut” method.
Subsequently, the Company analyzed its eligibility for the “short-cut” method in light of certain clarifications delivered by the Office of the Chief Accountant of the SEC, and determined that its interest rate swap did not qualify for the “short-cut” method under SFAS 133 because certain prepayment features relating to the underlying actual debt were not identical to those contained in the interest rate swap. Because the Company’s documentation at hedge inception reflected the “short-cut” method rather than the “long-haul” method for determining hedge ineffectiveness, the derivative did not meet the requirements for a cash flow hedge. Documentation for the “long-haul” method of accounting at hedge inception cannot be retrospectively applied under SFAS 133. Therefore, fluctuations in the interest rate swap’s fair value should have been recorded through the Company’s Consolidated Statements of Income instead of through Other Comprehensive Income (Loss) (“OCI”), which is a component of Stockholders’ equity. The adjustment for the second quarter of Fiscal 2007 will decrease reported net income and increase OCI by approximately $1.4 million. This change in accounting for this derivative instrument could result in significant volatility in the Company’s reported net income and earnings per share due to increases and decreases in the fair value of the interest rate swap. However, the derivative instrument remains highly effective and the change in accounting for this derivative instrument does not impact operating cash flows or total Stockholders’ equity.
The table below reflects the impact of the additional non-cash charges for stock-based compensation expense and the non-cash charge related to the interest rate swap on the Company’s Consolidated Statements of Income, including the corresponding cumulative adjustment to Retained earnings as of September 30, 2006 and March 31, 2006, 2005, 2004 and 2003 on the Company’s Consolidated Balance Sheets. Prior to this Restatement, the Company had not recorded any non-cash stock-based compensation expense in its Consolidated Statements of Income with the exception of $0.7 million recorded during the second quarter of Fiscal 2005 for a modification of a previous stock option award for a retiring director. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

	(As			Adjust-		(As		(As
	Previously	Adjust-	Income	ment,	(As	Previously		Restated)
	Reported)	ment,	Tax	Net of	Restated)	Reported)	Adjust-	Diluted
	Net Income	Pre-Tax	Benefit	Tax	Net Income	Diluted EPS	ment	EPS

FY 94	$13,370	$43	$(19)	$24	$13,346	$0.83	$--	$0.83
FY 95	14,515	461	(144)	317	14,198	0.89	(0.02)	0.87
FY 96	18,278	406	(151)	255	18,023	1.10	(0.01)	1.09
FY 97	24,792	1,172	(456)	716	24,076	1.40	(0.04)	1.36
FY 98	32,404	3,595	(1,393)	2,202	30,202	1.79	(0.12)	1.67
FY 99	38,145	4,506	(1,732)	2,774	35,371	2.09	(0.15)	1.94
FY 00	48,852	5,778	(2,209)	3,569	45,283	2.60	(0.19)	2.41
FY 01	64,190	10,290	(3,953)	6,337	57,853	3.22	(0.32)	2.90
FY 02	62,042	11,333	(4,381)	6,952	55,090	2.97	(0.33)	2.64
FY 03	48,685	8,927	(2,328)	6,599	42,086	2.39	(0.32)	2.07

Cumulative 03/31/03	$365,273	$46,511	$(16,766)	$29,745	$335,528	$19.29	$(1.52)	$17.77

FY 04	47,243	8,197	(4,156)	4,041	43,202	2.52	(0.22)	2.30

Cumulative 03/31/04	$412,516	$54,708	$(20,922)	$33,786	$378,730	$21.80	$(1.73)	$20.07

FY 05	29,912	5,178	(2,312)	2,866	27,046	1.68	(0.16)	1.52

Cumulative 03/31/05	$442,428	$59,886	$(23,234)	$36,652	$405,776	$23.48	$(1.89)	$21.59

1Q06	7,394	1,120	(442)	678	6,716	0.43	(0.04)	0.39
2Q06	12,797	1,126	(444)	682	12,115	0.74	(0.04)	0.70
3Q06	12,511	2,431	(959)	1,472	11,039	0.70	(0.08)	0.62
4Q06	4,656	6,368	(2,612)	3,756	900	0.26	(0.21)	0.05

FY 06	$37,358	$11,045	$(4,457)	$6,588	$30,770	$2.13	$(0.37)	$1.76

Cumulative 03/31/06	$479,786	$70,931	$(27,691)	$43,240	$436,546	$25.61	$(2.26)	$23.35

1Q07	7,807	1,629	(635)	994	6,813	0.43	(0.06)	0.37
2Q07	13,079	2,210	(806)	1,404	11,675	0.74	(0.08)	0.66

2QYTD07	$20,886	$3,839	$(1,441)	$2,398	$18,488	$1.18	$(0.14)	$1.04

Cumulative 09/30/06	$500,672	$74,770	$(29,132)	$45,638	$455,034	$26.78	$(2.39)	$24.39

Income Tax Considerations
In the course of the investigation, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m) of the Code (“Section 162(m)”), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1.0 million will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax effected liability for any such disallowed Section 162(m) deduction would approximate $3.6 million, which has been recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
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

Expenses Incurred by the Company
The Company has incurred expenses for legal fees and external audit firm fees, in excess of its insurance deductible of $0.5 million, in Fiscal 2007, in relation to (i) the Audit Committee’s review of the Company’s historical stock option practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option practices, (iii) the previously-disclosed derivative action relating to the Company’s historical stock option practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. Further, the Company has incurred and expects to continue to incur significant additional expense related to the foregoing matters in the fiscal year ending March 31, 2008. The Company and the insurance company for its directors’ and officers’ indemnification insurance are currently in discussions with respect to which of the fees in excess of the deductible will be paid by the insurance company. Accordingly, there can be no assurance that all fees submitted to the insurance company for reimbursement will be reimbursed under the Company’s directors’ and officers’ indemnification insurance.

PART I
Item 1. Business.
Overview. Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products that it sells through its catalog and Internet Web site and its Voice and Data services (collectively referred to as “On-Site services”) offices. With more than 3,000 professional technical experts and 173 offices, Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Black Box differentiates itself from its competitors by providing exceptional levels of superior technical services for communication solutions, its capability to provide these services globally and its private-labeled BLACK BOX® brand network infrastructure products which feature some of the most comprehensive warranties in the industry.
As the world’s largest and highest quality network infrastructure services company 100% dedicated to this market, Black Box is in a unique position to capitalize on its service advantages, current leadership position, diverse and loyal client base and strong financial performance.
Industry Background. Black Box participates in the worldwide network infrastructure market estimated at $20 billion.
Products and services are distributed to this market primarily through value-added resellers, manufacturers, direct marketers, large system integrators and other technical services companies. These companies range from very large, international companies, some of which have access to greater resources than those available to Black Box, to small, local or regionally-focused companies. In addition, competition for our Hotline business includes direct marketing manufacturers, mass merchandisers, “big box” retailers, web retailers and others. Black Box believes that it competes on the basis of its solution features offerings, technical capabilities, service levels and price.
Business Strategy. Black Box’s business strategy is to provide its clients with one source for services and products to meet all their networking infrastructure needs – whether at a single location or multiple locations worldwide. The Company believes that its combination of worldwide Voice and Data services performed at client locations – integrated with Hotline Services – provides a unique advantage over its competitors in the network infrastructure market. The Company believes its record of consistent operating profitability, positive cash flow and its high rate of repeat clients is evidence of the strength of its strategy. Keys to the Company’s success include the following:
Expert Technical Support Deployed Three Ways.
Locally at Client Sites. Black Box provides complete voice, data and integrated solutions – including design, installation, remote monitoring and routine and emergency maintenance – with consistent high quality and uniformity. The Company maintains certifications from leading voice and data product manufacturers including Avaya®, Cisco®, Microsoft®, Nortel®, NEC® and Siemens®, among others. In addition, the Company maintains what it believes is the industry’s largest staff of Registered Communications Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA and National Electric Code® (NEC®) standards.
24/7/365 Technical Support. Black Box provides around-the-clock, seven days per week technical support, available to clients in 141 countries worldwide. In Fiscal 2007, the Company’s technical experts responded to approximately 1.5 million client calls. Black Box specialists receive continuous training to stay up-to-date on the latest technologies.
www.blackbox.com Internet Web Site. Black Box offers its 24/7/365 technical support on-line at www.blackbox.com. With one click by an existing or a potential client on “Talk to a Tech,” a technical expert makes contact with that person immediately. Technical information, including “Black Box Explains” and “Technology Overviews,” is always available as well as the ability to easily design and configure custom products on-line.
Worldwide Coverage. With 173 offices serving 141 countries, Black Box has the largest footprint in the industry, serving every major industry sector. This worldwide coverage and 31 years of experience makes one-source project management a reality for Black Box clients. Black Box ensures that clients with these needs receive consistent high-quality design, workmanship and technology from a single service provider. The Company is exposed to certain risks because of its global operations discussed under the caption “International operations” in Part I, Item 1A, “Risk Factors,” which is incorporated herein by reference.

Strategic Partnerships with Leading Voice and Data Product Manufacturers. Black Box has partnerships and distribution agreements with leading voice and data product manufacturers. Access to these multi-technology platforms provides Black Box clients with the convenience of a one-source provider for its network infrastructure needs.
Quality Networking Solutions and Comprehensive Warranties. Black Box products and services are covered by an umbrella of protection that extends beyond standard warranties. Black Box was the first in the industry to introduce a “No Questions Asked” product warranty program offering full protection regardless of cause of failure, including accidental, surge or water damage for the life of the warranty – and many products are guaranteed for life. Exclusive to Black Box are its Guaranteed-for-Life Structured Cabling System and Certification Plus® guarantees that provide assurance that a client’s network will operate within the application it was designed to support for life.
Brand Name. BLACK BOX is a widely recognized brand name associated with high quality products and services. The Company believes that the BLACK BOX trademark is important to its business.
ISO 9001:2000 Certified. Black Box has received ISO 9001:2000 certification in Australia, Brazil, Canada, Chile, France, Germany, Ireland, Italy, Japan, Mexico, Netherlands, Puerto Rico, Singapore, Spain, the United Kingdom and the United States. Rigorous quality control processes must be documented and practiced to earn and maintain ISO 9001:2000 certification.
Proprietary Client List. Over the course of its 31 year history, the Company has built a proprietary mailing list of approximately 1.5 million names representing over 1.0 million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted marketing programs reach their specified audiences. The Company believes that its proprietary client list is a valuable asset that represents a significant competitive advantage. The Company does not rent its client list.
Rapid Order Fulfillment. The Company has developed efficient inventory management and order fulfillment systems that allow most standard product to be shipped that same day. Requests for same day counter-to-counter delivery and special labeling, kitting and packaging are also available from Black Box.
Growth Strategy. The principle components of Black Box’s growth strategy include: (i) cross-selling marketing activities capitalizing on its one-source solution of DVH™ (Data, Voice and Hotline) Services, (ii) expanded product offerings and (iii) expanded global technical support services primarily through mergers and acquisitions.
Mergers and Acquisitions. As part of the growth strategy through mergers and acquisitions, the Company has completed the following transactions during Fiscal 2007, Fiscal 2006 and Fiscal 2005:
Fiscal 2007
On April 30, 2006, Black Box acquired the privately-held USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”). The acquired operations service commercial and various government agency clients. Black Box and NextiraOne have nearly completed the integration process, including the re-branding of the NextiraOne business as Black Box Network Services.
On May 1, 2006, Black Box acquired Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), privately-held companies, which provide planning, installation, monitoring and maintenance services for voice and data network systems. NUVT has an active customer base, which includes commercial, education and various government agency accounts.
On October 30, 2006, Black Box acquired Nortech Telecommunications, Inc. (“NTI”), a privately-held company based out of Chicago, IL. NTI has an active customer base which includes commercial, education and various government agency accounts.
On February 1, 2007, Black Box acquired ADS Telecom, Inc. (“ADS”), a privately-held company based out of Orlando, FL. ADS has an active customer base which includes commercial, financial, healthcare and various government agency accounts.
The results of operations of NextiraOne, NUVT, NTI and ADS are included in the Company’s Consolidated Statements of Income beginning on their individual acquisition dates during Fiscal 2007.

Fiscal 2006
During Fiscal 2006, the Company completed six (6) acquisitions. During the first quarter of Fiscal 2006, the Company acquired Telecommunication Systems Management, Inc. (“TSM”), GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”) and Business Communications, Inc., Bainbridge Communication, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”). These companies provide full-service voice communication solutions and services in the Florida and Virginia markets. During the second quarter of Fiscal 2006, the Company acquired substantially all of the assets and certain liabilities of Universal Solutions of North America, L.L.C. and related entities (“Universal”). Universal primarily provides planning, installation, monitoring and maintenance services for voice and data network systems in 14 states. During the third quarter of Fiscal 2006, the Company purchased 100% of the issued and outstanding equity interests in Communication is World InterActive Networking, Inc. (“C=WIN”) and Converged Solutions Group, LLC (“CSG”). Both C=WIN and CSG primarily provide planning, installation and maintenance services for voice and data network systems in 15 states. The results of operations of TSM, GTC, BCI, Universal, C=WIN and CSG are included in the Company’s Consolidated Statements of Income beginning on their individual acquisition dates during Fiscal 2006.
Fiscal 2005
On January 25, 2005, the Company acquired 100% of the outstanding shares of common stock of Norstan, Inc. (“Norstan”). Norstan primarily provides full-service communications solutions and services, delivering voice and data technology solutions and remanufactured equipment to corporate end-users and public sector companies. Norstan had offices throughout the U.S. and Canada. The Norstan solution was complementary to Black Box’s existing service solutions and allowed the Company to immediately expand its operational footprint, provide additional marketing opportunities via cross-selling and, most importantly, provide its collective customers a stronger worldwide technical services partner.
These acquired companies, which are focused on servicing the North America Voice Services market, have influenced the composition of the Company’s service segments as profiled below:

	Percent of Consolidated Revenues
Service Type	FY07	FY06	FY05

Voice Services	60%	43%	20%
Hotline Services	22%	30%	42%
Data Services	18%	27%	38%

Black Box Total	100%	100%	100%

Clients. Black Box clients range from small organizations to many of the world’s largest corporations and institutions. Black Box clients participate in many diverse industries, including manufacturing, business services, retail, finance, education and government. Revenues from the Company’s clients are segmented as 45% from large companies, 20% from medium-sized companies and 35% from small companies.
Marketing. Black Box’s services are primarily marketed through direct sales driven by its nearly 300 team members exclusively devoted to these efforts. This sales force is further supported with the Company’s direct marketing materials and online through the Company’s Internet Web site. Black Box was the first company to engage exclusively in the sale of a broad range of networking products through direct marketing techniques. Black Box targets its catalogs and marketing materials directly to its client-users who make systems design and purchasing decisions. Black Box marketing materials present a wide choice of items using a combination of product features and benefits, photographs, product descriptions, product specifications, compatibility charts, potential applications and other helpful technical information. The Company’s catalogs have earned numerous awards in recent years. In 2006, the Black Box Cable Catalog won Multichannel Merchant magazine’s top award, Catalog of the Year. The catalog also took top honors in the Computer Equipment and Software category which a Black Box catalog has won for the eleventh year in a row.
Technical Services. Black Box believes that its technical services are the foundation of its success enabling the Company to provide services ranging from quick-turn hotline consultation to site surveys, design and engineering, project management, single-site and multi-site installations, remote monitoring, certification and maintenance of voice, data and integrated communication solutions.
Worldwide Headquarters. The Company’s worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (a suburb 20 miles south of Pittsburgh). This Company-owned 352,000 square foot facility is on an 84-acre site.
Products. Black Box believes that its ability to offer broad, innovative product solutions across multiple technologies, supported by its 24/7/365 technical services capability, has been an important competitive factor. Black Box currently offers more than 118,000 products through its catalogs, On-Site services offices and Internet Web site. New products are regularly introduced.
Manufacturers and Suppliers. Black Box utilizes a network of original equipment manufacturers (“OEM”) and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. This network has manufacturing and engineering capabilities to customize products for specialized applications.
Black Box operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location. The Company chooses to manufacture certain products in-house when outside OEMs are not economical. Sourcing decisions of in-house versus third-party suppliers are based upon a balance of quality, performance, delivery and cost.

Information Systems. The Company has committed significant resources to the development of information systems that are used to manage all aspects of its business. The Company’s systems support and integrate technical support, client services, inventory management, purchasing, distribution activities, accounting and project cost management. The Company continues to develop and implement exclusive worldwide web applications. These applications allow clients to view order status and product availability, view up-to-date information on their projects that are being managed on a world-wide basis and provide a project management and forecasting tool for the Company’s offices. A technical knowledge-based application is also used to access problem resolution information to help solve client issues more quickly. Information systems are focused on delivering high quality business applications that are geared to improve internal efficiencies as well as client interactions.
The Company’s new product introductions, multiple language requirements and design enhancements require efficient modification of product presentations for its various catalogs. Black Box also supports a publishing system that provides the flexibility and speed for both text and graphic layout. This enables the timely, efficient and cost effective creation of marketing materials.
Backlog. The worldwide backlog of unfilled orders believed to be firm (i.e., to be completed within six months) was approximately $159 million at March 31, 2007 compared to $96 million at March 31, 2006.
Team Members. As of March 31, 2007, the Company had approximately 4,581 team members worldwide compared to 3,295 as of March 31, 2006. Of the 4,581 current team members, approximately 660 are subject to collective bargaining agreements. The Company believes that its relationship with its team members is good.
Financial Information. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Form 10-K and is incorporated herein by reference.
International Revenues. Revenues from countries outside North America were $166 million, or 16% of total revenues, for Fiscal 2007 comparable to $157 million, or 22% of total revenues, for Fiscal 2006.
Other Information. The Company maintains an investor relations page on its Internet Web site at http://www.blackbox.com. The Company’s annual, quarterly and current reports and amendments to such reports filed with or furnished to the SEC are made available, as soon as reasonably practical after such filing, and may be viewed or downloaded free of charge in the “About Us” section of the Web site. The Company’s Standards of Business Conduct, Code of Ethics and Board committee charters are also available on its Web site, and may be viewed or downloaded free of charge in the “About Us” section of the Web site.
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
Stock option matters – As previously disclosed, on November 13, 2006, we received a letter of informal inquiry from the Enforcement Division of the SEC relating to the Company’s stock option practices from January 1, 1997 to present. Our Audit Committee, with the assistance of outside legal counsel, is conducting an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, we received a document subpoena from the SEC acting pursuant to such order. We have cooperated with the SEC in this matter and intend to continue to do so. See the “Explanatory Note” preceding Part I, Item 1 of this Form 10-K for more information regarding this and related matters.
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
In addition, in November, 2006, two stockholder derivative lawsuits were filed against the Company, as a nominal defendant, and several of our current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of our stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to our stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master

File No. 2:06-CV-1531-TMH, and plaintiffs filed a consolidated amended complaint on January 29, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before September 4, 2007.
The stock option investigations and related litigation have imposed, and are likely to continue to impose, significant costs on us, both monetarily and in requiring attention by our management team. While we are unable to estimate the costs that we may incur in the future, these are likely to include:
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
In the course of our investigation, we have determined that a number of executives may have exercised options for which the application of Section 162(m) may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because we incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to our executive officers, including proceeds from options exercised in any given tax year in excess of $1.0 million, will be disallowed as a deduction for tax purposes. We estimate that the potential tax effected liability for any such disallowed Section 162(m) deduction would approximate $3.6 million. We may also incur interest and penalties if we were to incur any such tax liability, which could be material.
In addition, we are considering the application of Section 409A to those options for which we incorrectly applied the measurement date as defined in APB 25. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes and thus subject to Section 409A. Accordingly, we may adopt remedial measures to address the application of Section 409A. We do not currently know what impact Section 409A will have, or any such remedial measures, if adopted, would have on our results of operations, financial position or cash flows, although such impact could be material.
Adverse developments in the legal proceedings or the investigation arising out of our historical stock option granting practices or any other matter raised as a result thereof could have an adverse impact on our business and our stock price, including increased stock volatility.
Competition – we operate in a highly competitive industry. Our competitors may be able to deliver products and services at better prices or more quickly due to factors beyond our control. New competitors may also arise in the future, which threaten our ability to sustain or grow our market share. We cannot guarantee that we can continue to compete effectively in the future and still be able to sustain our historical levels of profit margin.
Economic environments – we, our customers or our vendors may experience economic hardships due to inflation or recession, changes in laws and regulations, business disruptions due to natural disasters, acts of terrorism or war or other factors that are beyond our control and that could negatively impact our financial condition or our ability to meet our future financial goals.
Successful integration of acquired businesses – we have completed several acquisitions in recent years. Our future financial results are dependent on the successful integration of those acquisitions within the projected timeframes and cost parameters. We also face pressure to adequately conduct our ongoing operations while working toward the integration of these businesses. We cannot guarantee that we will successfully integrate our acquisitions as projected or without disruption to other areas of our business which could have a negative impact on our financial results.
International operations – we operate in several countries outside of the United States. Our operations or our financial condition may be negatively affected by events surrounding our international operations such as changes in laws and regulations, political or economic instability, currency fluctuations, supply chain disruptions, acts of terrorism, natural disasters or other political, economic or environmental factors. We cannot rely on the past results of our international operations as an indicator of future results or assure you that we will not be adversely affected by those factors inherent with international operations.

Retention of key personnel – the success of our business depends on our ability to attract and retain quality employees, executives and directors. We offer comprehensive salary and benefit packages including stock options as a means of attracting and retaining personnel. We face pressure to maintain our profit margins and remain competitive in our industry while we compete for personnel in our local markets with a variety of different businesses that may be able to offer more attractive incentives due to their individual financial situations. We cannot guarantee that we will continue to attract and retain personnel with our current incentives and at costs that are consistent with our projected profit margins. In addition, the success of our compensation program has relied heavily on the use of stock options which provided both a compensation and retention element due to vesting. If we are not able to replicate the compensation and retention benefits historically provided by our stock options, we will need to rely more heavily on other forms of compensation, primarily cash compensation to adequately compensate employees, executives and directors.
Demand for products and services – we and our competitors in the industry are dependent on the demand for the products and services that we deliver. Changes in technology or other unforeseen developments within our industry could result in decreased demand for our products and services. We cannot guarantee that historical levels of demand will continue or increase in the future.
Supply chain and distribution agreements – through our recent acquisitions, we have significant arrangements with a small number of suppliers of voice technology. If we experience disruptions in our supply chain with these manufacturers for any reason or lose our distribution rights, we may not be able to fulfill customer commitments with an acceptable alternative or we may not be able to obtain alternative solutions at similar costs.
Future mergers and acquisitions – a key component of our growth strategy is through strategic mergers and acquisitions. We may not continue to be successful in our search for potential acquisition candidates that are acceptable for our business model, or we may not be successful in our attempts to acquire new businesses that we have identified as attractive acquisition candidates. We cannot guarantee that we will meet our projected growth targets in the future if we are unsuccessful in our efforts to acquire additional businesses.
Public sector business – our revenues from sales to the public sector, including sales to federal, state and local governments and governmental agencies has grown in recent years. These sales are made through various direct contracts, through reseller agreements with government contractors and through open market sales. Government contracting is a highly-regulated area. Failure to comply with the technical requirements of regulations or contracts could subject us to fines, penalties, suspension or debarment from doing business with such customers, which could have a material adverse effect on our business.
Revenue growth – our revenue is primarily generated through individual sales of products and services and the nature of our business provides us with very little guaranteed or contractual revenue beyond a relatively short time horizon. We depend on repeat customer business as well as our ability to develop new customer business to sustain and grow our revenue. Although our focus on delivering high-quality sales and service has proven to be successful in the past, we cannot guarantee that we will be able to grow or even sustain our current level of revenue in the future.
Liquidity – although we generate positive cash flow and have access to a significant amount of additional credit, we cannot be sure that our current liquidity situation will be adequate in future periods. We cannot guarantee that we will be able to maintain our positive cash flow position or to obtain additional credit or raise additional capital which may restrict our ability to operate or to pursue new business opportunities in the future.
Stock price – our stock price is affected by a number of factors, including quarterly variations in our financial results. As a result, our stock price is subject to volatility.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company’s worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (located 20 miles south of Pittsburgh) in a 352,000 square foot owned facility on 84 acres.
The Company owns or leases 173 additional offices or facilities throughout the world, none of which are material in nature to Black Box.
The Company believes that its properties are adequate for its present and foreseeable needs.

Item 3. Legal Proceedings.
Regulatory Matters
As previously disclosed, on November 13, 2006, the Company received a letter of informal inquiry from the Enforcement Division of the SEC relating to the Company’s stock option practices from January 1, 1997 to present. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter and, on May 29, 2007, the Company received a document subpoena from the SEC acting pursuant to such order. The Company has cooperated with the SEC in this matter and intends to continue to do so.
As previously announced, the Audit Committee, with the assistance of outside legal counsel, is conducting an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of this Form 10-K for more information regarding this and related matters.
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
At the conclusion of these regulatory matters, the Company could be subject to additional taxes, fines, penalties or other costs which could be material.
Litigation Matters
In November, 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed a consolidated amended complaint on January 29, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before September 4, 2007. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company has made a claim for such costs under an insurance policy.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the three month period ended March 31, 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company

Terry Blakemore	50	Interim President and Chief Executive Officer

Michael McAndrew	47	Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Francis W. Wertheimber	54	Senior Vice President – Pacific Rim/Far East

The following is a biographical summary of the experience of the executive officers of the Company:
TERRY BLAKEMORE, 50, was appointed as the Interim President and Chief Executive Officer of the Company on May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Services business unit. Mr. Blakemore has been with the Company since 1999.
MICHAEL MCANDREW, 47, was promoted to Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis prior to December 13, 2002. Mr. McAndrew has been with the Company for 17 years.
FRANCIS W. WERTHEIMBER, 54, was promoted to Senior Vice President – Pacific Rim/Far East in May 2004. He was promoted to Vice President – Pacific Rim/Far East on May 9, 1997. He was Managing Director of Black Box Japan prior to May 9, 1997. Mr. Wertheimber has been with Black Box for 14 years.
Directors of the Registrant
The following sets forth certain information concerning the members of the Board of Directors of the Company:
WILLIAM F. ANDREWS, 75, was elected as a director on May 18, 1992. Mr. Andrews currently is Chairman of Corrections Corporation of America (private prisons), Chairman of Katy Industries, Inc. (diversified manufacturing company) and Chairman of SVP Holdings Limited (Singer sewing machines). He was Chairman of Scovill Fasteners, Inc. and Northwestern Steel and Wire from 1996 to 2001. He has been a principal with Kohlberg & Co., a private investment company, since 1995. He is also a director of Corrections Corporation, Katy Industries, O’Charley’s, Inc. and Trex Company, Inc., all publicly-held companies.
RICHARD L. CROUCH, 60, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and Securities and Exchange Commission (“SEC”) services consultant. He retired from the firm on July 2, 2004.
THOMAS W. GOLONSKI, 64, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. He is a director of several economic development organizations and active in other charitable and financial organizations.
THOMAS G. GREIG, 59, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc., a number of privately-held companies and a public, not-for-profit foundation.
EDWARD A. NICHOLSON, PH.D., 67, was elected as a director on August 10, 2004. Dr. Nicholson served as President of Robert Morris University from 1989 to 2005 and is presently a Professor of Management at Robert Morris. He has served a number of businesses and government agencies as a consultant in the areas of long-range planning, organization design and labor relations. He is also a director of Brentwood Bank, publicly-held Shopsmith Inc. and several regional economic, charitable and cultural organizations.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Information:
The common stock is traded on NASDAQ under the symbol “BBOX” and has been assigned to the NASDAQ Global Select tier. As of March 31, 2007, 24,963,338 shares of the common stock were issued, of which 7,436,111 shares were held in treasury.
The following table sets forth the quarterly high and low sale prices of the common stock as reported by the Nasdaq Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low

Fiscal 2007
1st Quarter	$54.09	$35.69
2nd Quarter	43.32	36.51
3rd Quarter	46.60	38.01
4th Quarter	42.65	34.64

Fiscal 2006
1st Quarter	$37.93	$31.83
2nd Quarter	45.94	34.93
3rd Quarter	50.45	37.82
4th Quarter	55.37	45.12

On August 7, 2007, the last reported sale price of the common stock was $39.62 per share.
Dividend Policy:
Cash dividends of $0.06 per share of common stock were declared during each quarter during Fiscal 2007 and 2006. Dividends declared during Fiscal 2007 were paid on July 14, 2006, October 13, 2006, January 15, 2007 and April 16, 2007. Dividends declared during Fiscal 2006 were paid on July 15, 2005, October 14, 2005, January 13, 2006 and April 14, 2006. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company. Under the Company’s Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 and March 28, 2006 (collectively, the “Credit Agreement”), the Company is permitted to pay dividends on and repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.
Stockholders:
As of March 31, 2007, there were approximately 2,227 holders of record of the common stock.
Equity Plan Compensation Information:
The information required under Item 5 of Part II of this Form 10-K is incorporated herein by reference to the information set forth under the caption “Equity Plan Compensation Information” in the Proxy Statement.
Issuance of Unregistered Securities:
There were no issuances of unregistered securities during the three month period ended March 31, 2007.
Issuer Purchases of Equity Securities:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs

December 31, 2006 to January 28, 2007	--	$--	--	1,063,945

January 29, 2007 to February 25, 2007	56	41.02	56	1,063,889

February 26, 2007 to March 31, 2007	--	--	--	1,063,889

Total	56	$41.02	56	1,063,889

As of December 31, 2006, 1,063,945 shares were available under repurchase programs approved by the Board and announced on November 20, 2003, August 12, 2004 and November 7, 2006.
The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.
Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Company’s Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.
Performance Graph:
The graph below represents and compares the value, through March 31, 2007, of a hypothetical investment of $100 made on March 31, 2002, in each of (i) the common stock, (ii) the S&P Small Cap 600, (iii) the Nasdaq Composite, (iv) the Russell 2000 and (v) a peer group of companies determined by the Company (the “Peer Group”), assuming the reinvestment of dividends in each case. The Peer Group consists of CDW Corporation, Cisco Systems, Inc., Avaya Inc., Nortel Networks Corporation, International Business Machines Corporation and Electronic Data Systems Corporation. The Peer Group was added to the performance graph because the Company believes that, given its current mix of revenues generated from network infrastructure On-Site services and products, the performance of this Peer Group is a relevant metric.

	3/31/02	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07

Black Box Corporation	$100.00	$61.36	$111.18	$78.27	$101.10	$77.36
S&P Small Cap 600	100.00	75.19	117.66	133.05	165.07	173.81
NASDAQ Composite	100.00	71.63	109.32	109.98	131.49	138.22
Russell 2000	100.00	73.04	119.66	126.13	158.73	168.11
Peer Group	100.00	70.54	105.80	88.92	93.67	106.65

Item 6. Selected Financial Data.
The following tables set forth certain selected historical financial data for the Company for the periods indicated below (in thousands, except for per share amounts). This information should be read in conjunction with the Company’s consolidated financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the Notes to the Consolidated Financial Statements included elsewhere in this report. The information presented in the following table has been adjusted to reflect the restatement of the Company’s consolidated financial results which is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 3 of the Notes to the Consolidated Financial Statements within this Form 10-K. Data and Voice Services may collectively be referred to as “On-Site services.” Per share amounts may not total due to rounding.

	Fiscal Year Ended March 31,
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
	2007	2006	2005	2004	2003

Statements of Income
Revenues
Hotline products	$222,903	$213,946	$227,601	$237,872	$252,105
On-Site services	793,407	507,389	307,475	282,540	352,912

Total	1,016,310	721,335	535,076	520,412	605,017

Cost of sales
Hotline products	113,780	108,220	108,281	112,949	123,470
On-Site services	528,541	330,765	211,866	191,212	242,700

Total	642,321	438,985	320,147	304,161	366,170

Gross profit	373,989	282,350	214,929	216,251	238,847

Selling, general & administrative expenses	290,355	216,911	165,180	149,002	161,735
Restructuring and other charges	--	5,290	5,059	--	6,536
Intangibles amortization	10,285	4,999	1,332	246	377

Operating income	73,349	55,150	43,358	67,003	70,199

Interest expense (income), net	18,407	9,123	2,755	1,808	2,826
Other expenses (income), net	42	36	115	147	229

Income before provision for income taxes	54,900	45,991	40,488	65,048	67,144

Provision for income taxes	19,291	15,221	13,442	21,846	25,058

Net income	$35,609	$30,770	$27,046	$43,202	$42,086

Basic earnings per share	$2.03	$1.79	$1.55	$2.38	$2.13

Diluted earnings per share	$2.00	$1.75	$1.52	$2.30	$2.07

Dividends declared per common share	$0.24	$0.24	$0.22	$0.20	$0.10

Balance Sheet Data (at end of period):
Working capital (1)	$117,059	$99,669	$108,948	$108,116	$118,592
Total assets	1,090,091	815,412	787,064	631,010	639,233
Long-term debt	239,928	122,673	147,196	35,177	49,453
Total debt	240,614	123,722	147,888	36,238	50,379
Stockholders’ equity	599,696	552,991	501,288	517,297	506,926

(1)	Working capital is computed as current assets minus current liabilities.

The following tables reconcile selected historical financial data for the Company from the previously reported results to the restated results for fiscal years ended March 31, 2005, 2004 and 2003. See Note 3 of the Notes to the Consolidated Financial Statements for reference to our reconciliations for the fiscal year ended March 31, 2006. All dollar amounts are in thousands, except per share amounts. Per share amounts may not total due to rounding.

	Fiscal Year Ended March 31, 2005
	As Previously
	Reported	Adjustment	As Restated

Statements of Income
Revenues
Hotline products	$227,601	$--	$227,601
On-Site services	307,475	--	307,475

Total	535,076	--	535,076

Cost of sales
Hotline products	108,281	--	108,281
On-Site services	211,866	--	211,866

Total	320,147	--	320,147

Gross profit	214,929	--	214,929

Selling, general & administrative expenses	160,002	5,178	165,180
Restructuring and other charges	5,059	--	5,059
Intangibles amortization	1,332	--	1,332

Operating income	48,536	(5,178)	43,358

Interest expense (income), net	2,755	--	2,755
Other expenses (income), net	115	--	115

Income before provision for income taxes	45,666	(5,178)	40,488

Provision for income taxes	15,754	(2,312)	13,442

Net income	$29,912	$(2,866)	$27,046

Basic earnings per share	$1.72	$(0.17)	$1.55

Diluted earnings per share	$1.68	$(0.16)	$1.52

Dividends declared per common share	$0.22	$--	$0.22

Balance Sheet Data (at end of period):
Working capital (1)	$112,535	$(3,587)	$108,948
Total assets	772,890	14,174	787,064
Long-term debt	147,196	--	147,196
Total debt	147,888	--	147,888
Stockholders’ equity (2)	490,701	10,587	501,288

(1)	Working capital is computed as current assets minus current liabilities.

(2)
The “Adjustment” to Stockholders’ equity for Fiscal 2005 includes a cumulative adjustment from Fiscal 1994 through Fiscal 2005 for stock-based compensation expense, of which $36,652 and $47,239 was recorded to decrease Retained earnings and increase additional paid-in capital, respectively.

	Fiscal Year Ended March 31, 2004
	As Previously
	Reported	Adjustment	As Restated

Statements of Income
Revenues
Hotline products	$237,872	$--	$237,872
On-Site services	282,540	--	282,540

Total	520,412	--	520,412

Cost of sales
Hotline products	112,949	--	112,949
On-Site services	191,212	--	191,212

Total	304,161	--	304,161

Gross profit	216,251	--	216,251

Selling, general & administrative expenses	140,805	8,197	149,002
Restructuring and other charges	--	--	--
Intangibles amortization	246	--	246

Operating income	75,200	(8,197)	67,003

Interest expense (income), net	1,808	--	1,808
Other expenses (income), net	147	--	147

Income before provision for income taxes	73,245	(8,197)	65,048

Provision for income taxes	26,002	(4,156)	21,846

Net income	$47,243	$(4,041)	$43,202

Basic earnings per share	$2.60	$(0.22)	$2.38

Diluted earnings per share	$2.52	$(0.22)	$2.30

Dividends declared per common share	$0.20	$--	$0.20

Balance Sheet Data (at end of period):
Working capital (1)	$109,431	$(1,315)	$108,116
Total assets	617,302	13,708	631,010
Long-term debt	35,177	--	35,177
Total debt	36,238	--	36,238
Stockholders’ equity (2)	504,904	12,393	517,297

(1)	Working capital is computed as current assets minus current liabilities.

(2)
The “Adjustment” to Stockholders’ equity for Fiscal 2004 includes a cumulative adjustment from Fiscal 1994 through Fiscal 2004 for stock-based compensation expense, of which $33,786 and $46,179 was recorded to decrease Retained earnings and increase Additional paid-in capital, respectively.

	Fiscal Year Ended March 31, 2003
	As Previously
	Reported	Adjustment	As Restated

Statements of Income
Revenues
Hotline products	$252,105	$--	$252,105
On-Site services	352,912	--	352,912

Total	605,017	--	605,017

Cost of sales
Hotline products	123,470	--	123,470
On-Site services	242,700	--	242,700

Total	366,170	--	366,170

Gross profit	238,847	--	238,847

Selling, general & administrative expenses	152,808	8,927	161,735
Restructuring and other charges	6,536	--	6,536
Intangibles amortization	377	--	377

Operating income	79,126	(8,927)	70,199

Interest expense (income), net	2,826	--	2,826
Other expenses (income), net	229	--	229

Income before provision for income taxes	76,071	(8,927)	67,144

Provision for income taxes	27,386	(2,328)	25,058

Net income	$48,685	$(6,599)	$42,086

Basic earnings per share	$2.46	$(0.33)	$2.13

Diluted earnings per share	$2.39	$(0.32)	$2.07

Dividends declared per common share	$0.10	$--	$0.10

Balance Sheet Data (at end of period):
Working capital (1)	$118,592	$--	$118,592
Total assets	626,729	12,504	639,233
Long-term debt	49,453	--	49,453
Total debt	50,379	--	50,379
Stockholders’ equity (2)	494,422	12,504	506,926

(1)	Working capital is computed as current assets minus current liabilities.

(2)
The “Adjustment” to Stockholders’ equity for the Fiscal 2003 includes a cumulative adjustment from Fiscal 1994 through Fiscal 2003 for stock-based compensation expense, of which $29,745 and $42,249 was recorded to decrease Retained earnings and increase Additional paid-in capital, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis set forth below in this Item 7 for the fiscal year ended March 31, 2006 and 2005 has been amended to reflect the Restatement as described in the Explanatory Note and in Note 3 of the Notes to the Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in the Company’s previously-filed Annual Reports on Form 10-K. All dollar amounts are presented in thousands unless otherwise noted.
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
The Audit Committee’s additional key findings are summarized below:
Lack of Adequate Documentation: For a majority of grants issued by the Company during the Review Period, there is either no or inadequate documentation of approval actions that satisfies the requisites for establishing a measurement date under APB 25. Of the 69 recorded grant dates, there are documented approval actions by the Board or the Option or Compensation Committee with respect to particular grants for 12 dates. In the period December, 1992 to May, 1996, neither the minutes of the Compensation Committee nor of the Board reflect any action to approve specific grants. In some instances, evidence of single director (the chairman of the Compensation Committee) approval actions exists. This absence of non-employee director level documentation also applies to a majority of grants with a recorded grant date after 1996. In some cases, Compensation Committee minutes contain a reference to reports on the status of the option pool but do not document any action to approve specific grants. Approval documentation for certain grants has internal inconsistencies or conflicts with other documents thereby rendering this documentation unreliable as a basis for establishing a measurement date. In some cases, the only existing documentation is the executed option agreement and/or the entry of the option grant into the option database. Notwithstanding these approval documentation inadequacies, the Company entered into option agreements with grantees and has honored such grants.
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
The delegation of authority by the Compensation Committee to the CEO with respect to grants to rank and file employees was not fully documented. However, there was an understood and accepted practice between the CEO and the Compensation Committee whereby the CEO made certain awards to individual employees. In some instances, this involved the allocation among rank and file employees of blocks of shares approved by the Compensation Committee; in three (3) such instances, the number of shares ultimately awarded pursuant to this process exceeded the approved size of the block, which was contrary to the understanding of the Compensation Committee members. Further, contrary to the understanding of the Compensation Committee members, the award and/or documentation of those individual grants often significantly lagged the approval of the block grant. In August 2005, the Compensation Committee specifically acknowledged a prior grant of delegated authority to the CEO to make option grants to rank and file employees and ratified all prior awards by the CEO. In some cases, documentation of approval action is either inconclusive or missing, and the Company therefore has been unable to determine what entity or person actually approved specific grants.
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
Procedural and Remedial Actions
The Audit Committee and other relevant Board committees are committed to a continued review and implementation of procedural enhancements and remedial actions in light of the foregoing findings. Consistent with its obligation to act in the best interests of the Company taking into account all relevant facts and circumstances, the Audit Committee is continuing to assess the appropriateness of a broad range of possible procedural enhancements and potential remedial measures in light of the findings of its review.
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
Any such procedural enhancements will be recommended by the Audit Committee to the Board and/or appropriate Board committee for adoption. In advance of action by the Audit Committee, as noted above, the Company has implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
In light of the findings of the Audit Committee’s review, William F. Andrews, Thomas W. Golonski and Thomas G. Greig, three current directors who also served during portions of the Review Period and who hold options as to which the measurement date was adjusted in connection with the Company’s restatement, agreed voluntarily to reprice those outstanding options with a recorded exercise price less than the fair market value of the common stock on the accounting measurement date as determined by the Audit Committee so that the exercise price matches the fair market value of the common stock on such accounting measurement date. In addition, Michael McAndrew, who became the Company’s CFO in December, 2002, also agreed voluntarily to reprice the one option granted to him after he became CFO with a recorded exercise price less than the fair market value of the common stock on the accounting measurement date as determined by the Audit Committee so that the exercise price matches the fair market value of the common stock on such accounting measurement date.
The Audit Committee’s ongoing review includes an evaluation of the role of and possible claims or other remedial actions against current and former Company personnel who may be found to have had responsibility for identified problems during the Review Period. Accordingly, the Audit Committee has begun to address and is addressing and expects to continue to address issues of individual conduct or responsibility, including those of the Board, CEOs and CFOs serving during the Review Period. In connection therewith, based on the findings of the Audit Committee as to Fred C. Young, the Company’s former CEO who resigned on May 20, 2007, the Audit Committee concluded and recommended to the Board, and the Board determined, that Mr. Young could have been terminated due to Cause for Termination (as defined in his agreement dated May 11, 2004) at the time Mr. Young resigned as a director and officer of the Company on May 20, 2007. In light of that determination and the terms of the agreements with Mr. Young, all outstanding stock options held by Mr. Young terminated as of the date of his resignation.
The Audit Committee may recommend additional remedial measures that appropriately address the issues raised by its findings. Such potential remedial measures may include an evaluation of the role of and possible claims or other remedial actions against current and former Company personnel who may be found to have been responsible for identified problems during the Review Period.

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
With respect to grants entered into the Company’s stock option database after September 9, 1999, when the database began to reflect a create date which is the date on which a grant was entered into the system, the Company has determined to use the individual create date for each grant as the APB 25 measurement date, which was in most cases different from the originally-recorded grant date. The Company believes that this create date is the most appropriate methodology in the absence of sufficient evidence of approvals for these grants as it represents the earliest point in time at which the evidence shows that all requisites for the establishment of the measurement date had been satisfied. Such create dates preceded, often by a significant amount of time, the execution of stock option agreements, which, generally, were manually signed by the Company’s CEO and manually signed and dated by the grantee. In addition, in almost all cases, a grant entered into the database, which established the create date, ultimately resulted in the creation of a stock option agreement reflecting such grant. Accordingly, while execution of the stock option agreements constituted a clear acknowledgement by the grantee and the Company of the grantee’s legal entitlement to the grant, the Company believes the create date more accurately reflects the date of approval than does the signed option agreement. The Company has restated the compensation expense for stock option grants relating to approximately 4.2 million shares of common stock by using the create date as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $49.8 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.5 million relates to director options, $17.2 million relates to officer options and $32.2 million relates to rank and file employee options. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to such create dates included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the create date for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted for which the create date methodology was utilized to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.09 million to $73.8 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $49.8 million, net of forfeitures, included in the Restatement.
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
In those cases where no reliably-dated signed option agreement could be located and where no post-September 9, 1999 create date exists (stock option grants totaling approximately 0.9 million shares), the Company used the average period between recorded grant date and date of the signatures on all other grantee signed option agreements with the same grant date as the measurement date. For example, if there were four stock option grants with a grant date of January 1, 1996, the Company had the signed option agreements for three of these stock option grants and the average number of days between the grant date and the signature dates of these three signed option agreements was 20 days, January 21, 1996 was used as the measurement date for the grant for which no signed option agreement could be located. The Company has restated the compensation expense for stock option grants relating to approximately 0.7 million shares of common stock using this “average days to sign agreement” method. The total additional non-cash, pre-tax charge for these grants is approximately $4.4 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.06 million relates to director options, $4.2 million relates to officer options and $0.2 million relates to rank and file employee options. The Company believes this methodology was the most appropriate in the absence of sufficient evidence of approvals for these grants because it gives a reasonable approximation of the measurement date related to these options in light of the available evidence. The Company conducted a sensitivity analysis by comparing the Company’s current default methodology (i.e., “average days to sign agreement”) with another default methodology. For this analysis, the Company identified the range of potential grant dates defined by the earliest signed option agreement and the latest signed option agreement. The Company then identified the low and high closing prices of the common stock over the range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $2.6 million to $5.9 million, net of forfeitures. The Company’s analyses indicate that stock-based compensation expense computed using other identified alternative default methodologies would not materially differ from stock-based compensation expense computed using the “average days to sign agreement” methodology. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to the average days to sign agreements also included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the average days to sign agreement for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.03 million to $6.1 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $4.4 million, net of forfeitures, included in the Restatement.
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
Summary
In summary, the Company recorded cumulative non-cash charges for stock-based compensation of $70.9 million through March 31, 2006, offset in part by a cumulative income tax benefit of $27.7 million, for a total after-tax charge of $43.2 million. These charges had no impact on net sales or cash and cash equivalents as previously reported in the Company’s financial statements; as a result, no changes to these items are reflected in the Restatement. Non-cash charges for stock-based compensation expense have been recorded as adjustments to Selling, general & administrative expenses within the Company’s Consolidated Statements of Income.
1Q07 and 2Q07 Restatement
Stock-based compensation expense
In addition to the Restatement noted above through March 31, 2006, the Company has recorded additional non-cash charges for stock-based compensation during the first and second quarters of Fiscal 2007 of $1.6 million and $2.2 million, respectively, offset in part by income tax benefits of $0.6 million and $0.8 million, respectively, or total after-tax charges of $1.0 million and $1.4 million, respectively. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007.
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
Subsequently, the Company analyzed its eligibility for the “short-cut” method in light of certain clarifications delivered by the Office of the Chief Accountant of the SEC, and determined that its interest rate swap did not qualify for the “short-cut” method under SFAS 133 because certain prepayment features relating to the underlying actual debt were not identical to those contained in the interest rate swap. Because the Company’s documentation at hedge inception reflected the “short-cut” method rather than the “long-haul” method for determining hedge ineffectiveness, the derivative did not meet the requirements for a cash flow hedge. Documentation for the “long-haul” method of accounting at hedge inception cannot be retrospectively applied under SFAS 133. Therefore, fluctuations in the interest rate swap’s fair value should have been recorded through the Company’s Consolidated Statements of Income instead of through OCI, which is a component of Stockholders’ equity. The adjustment for the second quarter of Fiscal 2007 will decrease reported net income and increase OCI by approximately $1.4 million. This change in accounting for this derivative instrument could result in significant volatility in the Company’s reported net income and earnings per share due to increases and decreases in the fair value of the interest rate swap. However, the derivative instrument remains highly effective and the change in accounting for this derivative instrument does not impact operating cash flows or total Stockholders’ equity.
The table below reflects the impact of the additional non-cash charges for stock-based compensation expense and the non-cash charge related to the interest rate swap on the Company’s Consolidated Statements of Income, including the corresponding cumulative adjustment to Retained earnings as of September 30, 2006 and March 31, 2006, 2005, 2004 and 2003 on the Company’s Consolidated Balance Sheets. Prior to this Restatement, the Company had not recorded any non-cash stock-based compensation expense in its Consolidated Statements of Income with the exception of $0.7 million recorded during the second quarter of Fiscal 2005 for a modification of a previous stock option award for a retiring director. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

	(As			Adjust-		(As		(As
	Previously	Adjust-	Income	ment,	(As	Previously		Restated)
	Reported)	ment,	Tax	Net of	Restated)	Reported)	Adjust-	Diluted
	Net Income	Pre-Tax	Benefit	Tax	Net Income	Diluted EPS	ment	EPS

FY 94	$13,370	$43	$(19)	$24	$13,346	$0.83	$--	$0.83
FY 95	14,515	461	(144)	317	14,198	0.89	(0.02)	0.87
FY 96	18,278	406	(151)	255	18,023	1.10	(0.01)	1.09
FY 97	24,792	1,172	(456)	716	24,076	1.40	(0.04)	1.36
FY 98	32,404	3,595	(1,393)	2,202	30,202	1.79	(0.12)	1.67
FY 99	38,145	4,506	(1,732)	2,774	35,371	2.09	(0.15)	1.94
FY 00	48,852	5,778	(2,209)	3,569	45,283	2.60	(0.19)	2.41
FY 01	64,190	10,290	(3,953)	6,337	57,853	3.22	(0.32)	2.90
FY 02	62,042	11,333	(4,381)	6,952	55,090	2.97	(0.33)	2.64
FY 03	48,685	8,927	(2,328)	6,599	42,086	2.39	(0.32)	2.07

Cumulative 03/31/03	$365,273	$46,511	$(16,766)	$29,745	$335,528	$19.29	$(1.52)	$17.77

FY 04	47,243	8,197	(4,156)	4,041	43,202	2.52	(0.22)	2.30

Cumulative 03/31/04	$412,516	$54,708	$(20,922)	$33,786	$378,730	$21.80	$(1.73)	$20.07

FY 05	29,912	5,178	(2,312)	2,866	27,046	1.68	(0.16)	1.52

Cumulative 03/31/05	$442,428	$59,886	$(23,234)	$36,652	$405,776	$23.48	$(1.89)	$21.59

1Q06	7,394	1,120	(442)	678	6,716	0.43	(0.04)	0.39
2Q06	12,797	1,126	(444)	682	12,115	0.74	(0.04)	0.70
3Q06	12,511	2,431	(959)	1,472	11,039	0.70	(0.08)	0.62
4Q06	4,656	6,368	(2,612)	3,756	900	0.26	(0.21)	0.05

FY 06	$37,358	$11,045	$(4,457)	$6,588	$30,770	$2.13	$(0.37)	$1.76

Cumulative 03/31/06	$479,786	$70,931	$(27,691)	$43,240	$436,546	$25.61	$(2.26)	$23.35

1Q07	7,807	1,629	(635)	994	6,813	0.43	(0.06)	0.37
2Q07	13,079	2,210	(806)	1,404	11,675	0.74	(0.08)	0.66

2QYTD07	$20,886	$3,839	$(1,441)	$2,398	$18,488	$1.18	$(0.14)	$1.04

Cumulative 09/30/06	$500,672	$74,770	$(29,132)	$45,638	$455,034	$26.78	$(2.39)	$24.39

Income Tax Considerations
In the course of the investigation, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) of the Code may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1.0 million will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax effected liability for any such disallowed Section 162(m) deduction would approximate $3.6 million, which has been recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
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
Expenses Incurred by the Company
The Company has incurred expenses for legal fees and external audit firm fees, in excess of its insurance deductible of $0.5 million, in Fiscal 2007, in relation to (i) the Audit Committee’s review of the Company’s historical stock option practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option practices, (iii) the previously-disclosed derivative action relating to the Company’s historical stock option practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. Further, the Company has incurred and expects to continue to incur significant additional expense related to the foregoing matters in the fiscal year ending March 31, 2008. The Company and the insurance company for its directors’ and officers’ indemnification insurance are currently in discussions with respect to which of the fees in excess of the deductible will be paid by the insurance company. Accordingly, there can be no assurance that all fees submitted to the insurance company for reimbursement will be reimbursed under the Company’s directors’ and officers’ indemnification insurance.
The Company
Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products that it sells through its catalog and Internet Web site and its Voice and Data services (collectively referred to as “On-Site services”) offices. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced.
Management is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2004 through March 31, 2007 that have had a significant impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. Fiscal 2005 acquisitions include Norstan, Inc. (“Norstan”). Fiscal 2006 acquisitions include (i) Telecommunication Systems Management, Inc. (“TSM”), (ii) GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”), (iii) Business Communications, Inc., Bainbridge Communication, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”), (iv) Universal Solutions of North America, L.L.C. and related entities (“Universal”), (v) Communication is World InterActive Networking, Inc. (“C=WIN”) and (vi) Converged Solutions Group, LLC (“CSG”). Fiscal 2007 acquisitions include (i) USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”), (ii) Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), (iii) Nortech Telecommunications, Inc. (“NTI”) and (iv) ADS Telecom, Inc. (“ADS”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” References to the Acquired Companies within our comparison of Fiscal 2007 and Fiscal 2006 are intended to describe the Acquired Companies from April 1, 2005 through March 31, 2007. References to the Acquired Companies within our comparison of Fiscal 2006 and Fiscal 2005 are intended to describe the Acquired Companies from April 1, 2004 through March 31, 2006. The results of operations of the Acquired Companies are included in the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.

In connection with certain acquisitions, the Company incurs expenses that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the past, current and an estimate of future acquisition-related expenses based on the acquisition activity through March 31, 2007.

	Years Ended March 31,
	2005	2006	2007	2008	2009	Thereafter

Gross profit
Inventory write-up on acquisitions	$1,028	$1,543	$--	$--	$--	$--

Selling, general & administrative
Asset write-up depreciation expense on acquisitions	913	450	2,646	2,035	1,844	104

Amortization
Amortization of intangible assets on acquisitions	759	3,821	10,075	6,177	5,106	61,791

Total	$2,700	$5,814	$12,721	$8,212	$6,950	$61,895

The following table is included to provide a schedule of an estimate of acquisition-related expenses for Fiscal 2008 (by quarter) based on the acquisition activity through March 31, 2007.

	1Q08	2Q08	3Q08	4Q08	FY08

Selling, general & administrative
Asset write-up depreciation expense on acquisitions	$659	$496	$440	$440	$2,035

Amortization
Amortization of intangible assets on acquisitions	2,277	1,307	1,307	1,286	6,177

Total	$2,936	$1,803	$1,747	$1,726	$8,212

During the fourth quarter of Fiscal 2006, the Company incurred a pre-tax charge of $7,065 related to an adjustment of earnings over multiple years, from Fiscal 2003 through Fiscal 2006, from the Company’s Italian Operations (“Italian Operations Adjustment”). Of the total charge, $3,588 was recorded in Cost of Sales and $3,477 was recorded in Selling, general & administrative expense. The Italian Operations Adjustment resulted from intentional misconduct by certain local operational and financial managers of the Company’s Italian Operations acting in collusion with one another for the purpose of overstating local financial results. All involved team members have been terminated and the Company intends to pursue all available legal remedies against these individuals. The misconduct was brought to the Company management’s attention by a team member of the Italian Operations pursuant to the Company’s “Open Door” Policy. Company management responded by immediately suspending the management team of the Italian Operations and conducting a full investigation of the matter. The Company believes that all accounting irregularities have been identified, corrective action taken and that the Italian Operations Adjustment captures all necessary corrections.
The Company’s management concluded, with the concurrence of the Audit Committee, that the impact of the Italian Operations Adjustment was not material to the Company’s consolidated financial statements for any interim or annual period between Fiscal 2003 through Fiscal 2006. In reaching this conclusion, the Company reviewed and analyzed the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” in order to determine that the impact was not material on a quantitative or qualitative basis to any one period. As a result, the Company recorded a cumulative adjustment in the fourth quarter of Fiscal 2006.

Information on revenues and operating income by reportable geographic segment (North America, Europe and All Other) is presented below. The tables below should be read in conjunction with the following discussion. The additional non-cash charges for stock-based compensation expense was recorded in Selling, general & administrative expenses which is included in the Company’s measure of Operating Income. See Note 3 of the Notes to the Consolidated Financial Statements.

	Year Ended March 31,
			(As Restated)		(As Restated)
	2007		2006		2005
		% of		% of		% of
		total		total		total
	$	revenue	$	revenue	$	revenue
Revenues
North America	$850,088	83.7%	$564,700	78.3%	$355,013	66.3%
Europe	129,278	12.7%	120,051	16.6%	142,838	26.7%
All Other	36,944	3.6%	36,584	5.1%	37,225	7.0%

Total	$1,016,310	100%	721,335	100%	$535,076	100%

Operating income
North America	$49,481		$42,505		$21,620
% of North America revenues	5.8%		7.5%		6.1%

Europe	$16,442		$5,518		$13,639
% of Europe revenues	12.7%		4.6%		9.5%

All Other	$7,426		$7,127		$8,099
% of All Other revenues	20.1%		19.5%		21.8%

Total	$73,349	7.2%	$55,150	7.6%	$43,358	8.1%

Reconciling items
North America	$24,785		$18,407		$16,334
Europe	--		10,807		1,003
All Other	--		--		--

Total	$24,785	2.4%	$29,214	4.0%	$17,337	3.2%

Information on revenues and gross profit by service type (Data Services, Voice Services and Hotline Services) is presented below. The additional non-cash charges for stock-based compensation expense were recorded in Selling, general & administrative expenses which is not included in the Company’s measure of Gross Profit and therefore does not impact the following table or the corresponding discussions.

	Year Ended March 31,
	2007		2006		2005
		% of		% of		% of
		total		total		total
	$	revenue	$	revenue	$	revenue
Revenues
Data Services	$182,129	17.9%	$196,585	27.2%	$200,935	37.6%
Voice Services	611,278	60.2%	310,804	43.1%	106,540	19.9%
Hotline Services	222,903	21.9%	213,946	29.7%	227,601	42.5%

Total	$1,016,310	100%	$721,335	100%	$535,076	100%

Gross profit
Data Services	$55,598		$57,068		$59,354
% of Data Services revenues	30.5%		29.0%		29.5%

Voice Services	$209,268		$119,556		$36,255
% of Voice Services revenues	34.2%		38.5%		34.0%

Hotline Services	$109,123		$105,726		$119,320
% of Hotline Services revenues	49.0%		49.4%		52.4%

Total	$373,989	36.8%	$282,350	39.1%	$214,929	40.2%

Reconciling items
Data Services	$--		$2,071		$--
Voice Services	--		--		--
Hotline Services	--		1,517		--

Total	$--		$3,588	0.5%	--

The Company has received notification that its distribution agreement with Avaya, Inc. will be terminated effective September 8, 2007. The Company is in discussions with Avaya concerning the future business relationship of the parties and the handling of key accounts. The Company is evaluating the potential financial impact of this event as well as potential business strategies to minimize such impact. The Company currently anticipates that this impact will not have a material impact on its Fiscal 2008 operating results.
Fiscal 2007 Compared To Fiscal 2006
Total Revenues
Total revenues for Fiscal 2007 were $1,016,310, an increase of 41% compared to total revenues for Fiscal 2006 of $721,335. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $367,211 and $52,427 for Fiscal 2007 and Fiscal 2006, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $7,956 relative to the U.S. dollar, total revenues would have decreased 4% from $668,908 to $641,143 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for Fiscal 2007 were $850,088, an increase of 51% compared to revenues for Fiscal 2006 of $564,700. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $367,211 and $52,427 for Fiscal 2007 and Fiscal 2006, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $1,009 relative to the U.S. dollar, North American revenues would have decreased 6% from $512,273 to $481,868. The Company believes the decrease is due to the completion of several nonrecurring projects; offset in part by success in the Company’s Data, Voice and Hotline (“DVH”) cross-selling initiatives.
Europe
Revenues in Europe for Fiscal 2007 were $129,278, an increase of 8% compared to revenues for Fiscal 2006 of $120,051. Excluding the positive exchange rate impact of $7,078 relative to the U.S. dollar, Europe revenues would have increased 2% from $120,051 to $122,200. The Company believes the increase is due to the success in the Company’s DVH cross-selling initiatives.

All Other Revenues
Revenues for All Other for Fiscal 2007 were $36,944, an increase of 1% compared to revenues for Fiscal 2006 of $36,584. Excluding the negative exchange rate impact of $131 relative to the U.S. dollar, All Other revenues would have increased 1% from $36,584 to $37,075.
Revenue by Service Type
Data Services
Revenues from Data Services for Fiscal 2007 were $182,129, a decrease of 7% compared to revenues for Fiscal 2006 of $196,585. Excluding the positive exchange rate impact of $3,351 relative to the U.S. dollar for its International Data Services, Data Service revenues would have decreased 9% from $196,585 to $178,778. The Company believes the decrease in Data Services revenues was due to the completion of several nonrecurring projects.
Voice Services
Revenues from Voice Services for Fiscal 2007 were $611,278, an increase of 97% compared to revenues for Fiscal 2006 of $310,804. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $367,211 and $52,427 for Fiscal 2007 and Fiscal 2006, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 6% from $258,377 to $244,067. The Company believes that this decrease in Voice Services revenues is primarily due to the completion of several nonrecurring projects and planned post-merger client attrition from the acquisition of Norstan in the fourth quarter of Fiscal 2005. There was no exchange rate impact on Voice Service revenues as all of the Company’s Voice Services revenue is denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for Fiscal 2007 were $222,903, an increase of 4% compared to revenues for Fiscal 2006 of $213,946. Excluding the positive exchange rate impact of $4,587 relative to the U.S. dollar for its International Hotline Services, Hotline Service revenues would have increased 2% from $213,946 to $218,316. The Company believes this increase is primarily due to the success in the Company’s DVH cross-selling initiatives.
Gross Profit
Gross profit dollars for Fiscal 2007 were $373,989, an increase of 32% compared to gross profit dollars for Fiscal 2006 of $282,350. The Company believes the increase in gross profit dollars was primarily due to the acquisition of the Acquired Companies. Gross profit as a percent of revenues for Fiscal 2007 was 36.8%, a decrease of 2.3% compared to gross profit as a percentage of revenues for Fiscal 2006 of 39.1%. The Company believes the percent decrease was due primarily to the impact of lower gross profit in its Voice Services segment driven by the acquisition of NextiraOne, partially offset by certain non-cash or non-operating expenses incurred by the Company during Fiscal 2006, including $1,543 of inventory write-ups due to acquisitions and $3,588 for the Italian Operations Adjustment (discussed above) for which there were no comparable expenses for Fiscal 2007.
Gross profit dollars for Data Services for Fiscal 2007 were $55,598, or 30.5% of revenues, compared to gross profit dollars for Fiscal 2006 of $57,068, or 29.0% of revenues. Gross profit dollars for Voice Services for Fiscal 2007 were $209,268, or 34.2% of revenues, compared to gross profit dollars for Fiscal 2006 of $119,556, or 38.5% of revenues. Gross profit dollars for Hotline Services for Fiscal 2007 were $109,123, or 49.0% of revenues, compared to gross profit dollars for Fiscal 2006 of $105,726, or 49.4% of revenues.
Selling, General & Administrative Expenses
Selling, general & administrative expenses for Fiscal 2007 were $290,355, an increase of $73,444 compared to Selling, general & administrative expenses for Fiscal 2006 of $216,911. The increase in Selling, general & administrative expense dollars over the prior year was due primarily to the Acquired Companies. Selling, general & administrative expense as a percent of revenue for Fiscal 2007 were 28.6% compared to 30.1% for Fiscal 2006. During Fiscal 2006, the Company incurred $3,477 for the Italian Operations Adjustment (discussed above) for which there was no comparable expense during Fiscal 2007. The decrease in Selling, general & administrative expense as a percent of revenue was due primarily to lower Selling, general & administrative expense as a percent of revenues related to the Acquired Companies and a decrease in non-cash stock-based compensation expense of $1,737, partially offset by non-cash or non-operating expenses of $2,196 for depreciation expense on asset write-ups due to acquisitions and $1,777 for employee severance.
Restructuring and Other Charges
The Company did not record any restructuring charges during Fiscal 2007. During the first quarter of Fiscal 2006, the Company recorded a restructuring charge of $5,290. This charge was comprised of $3,473 for staffing level adjustments and $1,817 for real estate consolidations in Europe and North America. Of this charge, $3,742 and $1,548 related to Europe and North America, respectively. See Note 11 of the Notes to the Consolidated Financial Statements for further details.

Intangibles Amortization
Intangibles amortization for Fiscal 2007 was $10,285, an increase of $5,286 compared to intangible amortization for Fiscal 2006 of $4,999. The increase was primarily attributable to the amortization of intangible assets acquired through the purchase of the Acquired Companies. See Note 7 and 10 of the Notes to the Consolidated Financial Statements for further details.
Operating Income
Operating income for Fiscal 2007 was $73,349, or 7.2% of revenues, an increase of $18,199 compared to operating income for Fiscal 2006 of $55,150, or 7.6% of revenues.
Interest Expense, Net
Net interest expense for Fiscal 2007 was $18,407, an increase of $9,284 compared to net interest expense for Fiscal 2006 of $9,123. The increase in interest expense is due to an increase in the weighted average outstanding debt and weighted average interest rate from approximately $155,898 and 5.1% for Fiscal 2006, respectively, to approximately $253,129 and 6.2% for Fiscal 2007, respectively. The increase in debt relates primarily to the acquisitions of NextiraOne and NUVT during the first quarter of Fiscal 2007. Also included in interest expense for Fiscal 2007 is $1,734 related to the change in fair value of the Company’s interest rate swap.
Provision for Income Taxes
The tax provision for Fiscal 2007 was $19,291, an effective tax rate of 35.1%. This compares to the tax provision for Fiscal 2006 of $15,221, an effective tax rate of 33.1%. The tax rate for Fiscal 2007 was higher than Fiscal 2006 due to the impact of book stock option expense and the associated tax asset and changes in the overall mix of taxable income among worldwide offices. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net Income
As a result of the foregoing, net income for Fiscal 2007 was $35,609, or 3.5% of revenues, compared to net income for Fiscal 2006 of $30,770, or 4.3% of revenues.
Fiscal 2006 Compared To Fiscal 2005
Total Revenues
Total revenues for Fiscal 2006 were $721,335, an increase of 35% compared to total revenues for Fiscal 2005 of $535,076. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $227,313 and $35,208 for Fiscal 2006 and Fiscal 2005, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $4,321 relative to the U.S. dollar, total revenues would have decreased less than 1% from $499,868 to $498,343 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for Fiscal 2006 were $564,700, an increase of 59% compared to revenues for Fiscal 2005 of $355,013. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $227,313 and $35,208 for Fiscal 2006 and Fiscal 2005, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $281 relative to the U.S. dollar, North American revenues would have increased 6% from $319,805 to $337,668. The Company believes this increase was generally due to the increased demand for Data and Voice Services and success in the Company’s DVH cross-selling initiatives.
Europe
Revenues in Europe for Fiscal 2006 were $120,051, a decrease of 16% compared to revenues for Fiscal 2005 of $142,838. Excluding the negative exchange rate impact of $4,046 relative to the U.S. dollar, Europe revenues would have decreased 13% from $142,838 to $124,097. The Company believes the decrease was due to the weak general economic conditions that affected client demand and the Italian Operations Adjustment.

All Other
Revenues for All Other for Fiscal 2006 were $36,584, a decrease of 2% compared to revenues for Fiscal 2005 of $37,225. Excluding the negative exchange rate impact of $556 relative to the U.S. dollar, All Other revenues would have decreased less than 1%.
Revenue by Service Type
Data Services
Revenues from Data Services for Fiscal 2006 were $196,585, a decrease of 2% compared to revenues for Fiscal 2005 of $200,935. Excluding the negative exchange rate impact of $1,357 relative to the U.S. dollar for its International Data Services, Data Service revenues would have decreased 1% from $200,935 to $197,942. The Company believes the decline in Data Services revenues was driven by weak general economic conditions in the European market and the Italian Operations Adjustment.
Voice Services
Revenues from Voice Services for Fiscal 2006 were $310,804, an increase of 192% compared to revenues for Fiscal 2005 of $106,540. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $227,313 and $35,208 for Fiscal 2006 and Fiscal 2005, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have increased 17% from $71,332 to $83,491. The Company believes the increase in Voice Services revenues was driven by increased client demands and the Company’s ability to successfully cross-sell its DVH services to existing customers. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenue is denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for Fiscal 2006 were $213,946, a decrease of 6% compared to revenues for Fiscal 2005 of $227,601. Excluding the negative exchange rate impact of $2,966 relative to the U.S. dollar for its International Hotline Services, Hotline Services revenues would have decreased 5% from $227,601 to $216,912. The Company believes the decline in Hotline Services revenues was driven by weak general economic conditions in the European market and the Italian Operations Adjustment.
Gross Profit
Gross profit dollars for Fiscal 2006 were $282,350, an increase of 31% compared to gross profit dollars for Fiscal 2005 of $214,929. The Company believes the increase in gross profit dollars was primarily due to the acquisition of the Acquired Companies, offset in part by the Italian Operations Adjustment. Gross profit as a percent of revenues for Fiscal 2006 was 39.1%, a decrease of 1.1% compared to gross profit as a percentage of revenues for Fiscal 2005 of 40.2%. The Company believes the percent decrease was primarily related to a lower gross profit percent in Hotline Services and the Italian Operations Adjustment.
Gross profit dollars for Data Services for Fiscal 2006 were $57,068, or 29.0% of revenues, compared to gross profit dollars for Fiscal 2005 of $59,354, or 29.5% of revenues. Gross profit dollars for Voice Services for Fiscal 2006 were $119,556, or 38.5% of revenues, compared to gross profit dollars for Fiscal 2005 of $36,255, or 34.0% of revenues. Gross profit dollars for Hotline Services for Fiscal 2006 were $105,726, or 49.4% of revenues, compared to gross profit dollars for Fiscal 2005 of $119,320, or 52.4% of revenues.
Selling, General & Administrative Expenses
Selling, general & administrative expenses for Fiscal 2006 were $216,911, an increase of $51,731 compared to Selling, general & administrative expenses for Fiscal 2005 of $165,180. The dollar increase is primarily due to the acquisition of the Acquired Companies offset in part by lower expenses as a result of execution of a previously announced restructuring plan. Selling, general & administrative expenses as a percent of revenue for Fiscal 2006 were 30.1% compared to 30.9% for Fiscal 2005, which included an increase in non-cash stock-based compensation expense of $5,187. During Fiscal 2006, the Company incurred $3,477 for the Italian Operations Adjustment (discussed above) for which there was no comparable expense during Fiscal 2005.
Restructuring and Other Charges
During the first quarter of Fiscal 2006, the Company recorded a restructuring charge of $5,290. This charge was comprised of $3,473 for staffing level adjustments and $1,817 for real estate consolidations in Europe and North America. Of this charge, $3,742 and $1,548 related to Europe and North America, respectively. See Note 11 of the Notes to the Consolidated Financial Statements for further details.
During the fourth quarter of Fiscal 2005, the Company recorded a restructuring charge of $5,059. This charge was comprised of $3,019 for staffing level adjustments and for real estate consolidations in Europe and North America and $2,040 for the satisfaction of a previously-disclosed litigation judgment. Of this charge, $4,056 and $1,003 related to North America and Europe, respectively. See Note 17 of the Notes to the Consolidated Financial Statements for further details.

Intangibles Amortization
Intangibles amortization for Fiscal 2006 was $4,999, an increase of $3,667 compared to intangible amortization for Fiscal 2005 of $1,332. The increase was primarily attributable to the amortization of intangible assets acquired through the purchase of the Acquired Companies. See Note 7 and 10 of the Notes to the Consolidated Financial Statements for further details.
Operating Income
Operating income for Fiscal 2006 was $55,150, or 7.6% of revenues, an increase of 27% compared to operating income for Fiscal 2005 of $43,358, or 8.1% of revenues.
Interest Expense, Net
Net interest expense for Fiscal 2006 was $9,123, an increase of 231% compared to net interest expense for Fiscal 2005 of $2,755 due to an increase in the weighted average outstanding debt of $80,921 from $74,977 for Fiscal 2005 to $155,898 for Fiscal 2006. The increase in debt relates primarily to the Acquired Companies during Fiscal 2006. Additionally, the weighted average interest rate on outstanding debt for Fiscal 2006 was 5.10% compared to the Fiscal 2005 rate of 2.98%.
Provision for Income Taxes
The tax provision for Fiscal 2006 was $15,221, an effective tax rate of 33.1%. This compares to the tax provision for Fiscal 2005 of $13,442, an effective tax rate of 33.2%. The tax rate for Fiscal 2006 was lower than that for Fiscal 2005 due to the impact of book stock option expense and the associated tax asset. The annual effective tax rate is lower than the U.S. statutory rate of 35.0% primarily due to foreign income taxes at rates lower than 35.0%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net Income
As a result of the foregoing, net income for Fiscal 2006 was $30,770, or 4.3% of revenues, compared to net income for Fiscal 2005 of $27,046, or 5.1% of revenues.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities for Fiscal 2007 was $36,636. Significant factors contributing to a source of cash were: net income of $35,609 inclusive of non-cash charges of $22,610, $9,308 and $1,734 for amortization / depreciation expense, stock-based compensation expense and change in fair value of interest rate swap, respectively; a decrease in other current assets of $6,126; a decrease in accounts receivable of $19,202 inclusive of a non-cash contract adjustment of $18,400; and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $3,304. Significant factors contributing to a use of cash were: an increase in costs and estimated earnings in excess of billings on uncompleted contracts and net inventory of $13,323 and $3,595, respectively; a decrease in the short and long term restructuring reserve of $17,913; a decrease of deferred revenue of $19,369, inclusive of a non-cash contract adjustment of $18,400; and an offset of $5,269 related to accrued acquisition costs, which have not been recognized as Investing Activities at year-end. Changes in the above accounts are based on an average Fiscal 2007 exchange rate.
Net cash provided by operating activities for Fiscal 2006 was $51,797. Significant factors contributing to a source of cash were: net income of $30,770, inclusive of non-cash charges of $13,930 and $11,045 for amortization / depreciation expense and stock compensation expense, respectively; a decrease in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts of $9,369 and $3,573, respectively; and a decrease in net inventory consistent with efforts to increase inventory turns. Significant factors contributing to a use of cash were: a decrease in the short and long term restructuring reserve of $5,948; a decrease of deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts of $3,267; and an offset of $5,825 related to accrued acquisition costs, which have not been recognized as Investing Activities at year-end. Changes in the above accounts are based on an average Fiscal 2006 exchange rate.
Net cash provided by operating activities for Fiscal 2005 was $52,206. Significant factors contributing to a source of cash were: net income of $27,046 inclusive of non-cash charges of $7,955 and $5,858 for amortization / depreciation expense and stock compensation expense, respectively; a decrease in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts of $8,878 and $7,635, respectively, consistent with the decrease in revenue; and an increase in billings/collections efforts. Changes in the above accounts are based on an average Fiscal 2005 exchange rate.
As of March 31, 2007, 2006 and 2005, the Company had cash and cash equivalents of $17,157, $11,207 and $11,592, respectively, working capital of $117,059, $99,669 and $108,948, respectively, and a current ratio of 1.52, 1.76 and 1.85, respectively.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during Fiscal 2007 was $134,909. Significant factors contributing to a use of cash were: $5,886 for gross capital expenditures and $127,716 to acquire NextiraOne, NUVT, NTI and ADS. See Note 10 of the Notes to the Consolidated Financial Statements for additional details regarding these acquisitions.
Net cash used by investing activities during Fiscal 2006 was $43,730. Significant factors contributing to a use of cash were: $4,115 for gross capital expenditures and $40,682 to acquire TSM, GTC, BCI, Universal, C=WIN and CSG. See Note 10 of the Notes to the Consolidated Financial Statements for additional details regarding these acquisitions.
Net cash used by investing activities during Fiscal 2005 was $104,765. Significant factors contributing to a use of cash were: $3,506 for gross capital expenditures and $102,553 to acquire Norstan. See Note 10 of the Notes to the Consolidated Financial Statements for additional details regarding this acquisition.
Financing Activities
Net cash provided by financing activities during Fiscal 2007 was $104,703. Significant factors contributing to the cash inflow were $114,175 of net borrowings on long term debt and $14,970 of proceeds from the exercise of stock options. Significant uses of cash were $20,209 for the repurchase of common stock and $4,203 for the payment of dividends.
Net cash used in financing activities during Fiscal 2006 was $7,978. Significant factors contributing to the cash outflow were $26,107 in long term debt payments and $4,094 for the payment of dividends. Significant factors contributing to the cash inflow was $23,320 from the exercise of stock options.
Net cash provided by financing activities during Fiscal 2005 was $55,800. Significant factors contributing to the cash inflow were $110,450 of net borrowings on long term debt and $7,919 of proceeds from the exercise of stock options. Significant uses of cash were $56,912 for the repurchase of common stock and $3,847 for the payment of dividends.
Total Debt
Revolving Credit Agreement - The Company has entered into the Credit Agreement with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of March 31, 2007, the Company was in compliance with all financial covenants under the Credit Agreement.
For Fiscal 2007, the Company increased net borrowings under the Credit Agreement by approximately $115,412. The Company primarily utilized the proceeds from net borrowings to fund the acquisitions of NextiraOne and NUVT during the first quarter of Fiscal 2007, NTI during the third quarter of Fiscal 2007 and ADS during the fourth quarter of Fiscal 2007 and to repurchase the common stock during the second and third quarters of Fiscal 2007.
As of March 31, 2007, the Company had total debt outstanding of $240,614. Total debt was comprised of $236,715 outstanding under the Credit Agreement, $1,734 for the fair value of an interest rate swap, $2,123 of obligations under capital leases and $42 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for Fiscal 2007 was $284,470, $253,129 and 6.2%, respectively, compared to $173,535, $155,898 and 5.1%, respectively, for Fiscal 2006.
Dividends
Fiscal 2007 - During each of the four (4) quarters in Fiscal 2007, the Board declared cash dividends of $0.06 ($0.24 for Fiscal 2007) per share on all outstanding shares of the common stock at the close of business on June 30, 2006, September 29, 2006, December 29, 2006 and March 30, 2007. The dividends totaled $4,200 (including $1,052 for the fourth quarter of Fiscal 2007) and were paid on July 14, 2006, October 13, 2006, January 15, 2007 and April 16, 2007.

Fiscal 2006 - During each of the four (4) quarters in Fiscal 2006, the Board declared cash dividends of $0.06 ($0.24 for Fiscal 2006) per share on all outstanding shares of the common stock at the close of business on June 30, 2005, September 30, 2005, December 30, 2005 and March 31, 2006. The dividends totaled $4,137 (including $1,055 for the fourth quarter of Fiscal 2006) and were paid on July 15, 2005, October 14, 2005, January 13, 2006 and April 14, 2006.
Fiscal 2005 - During Fiscal 2005, the Board declared cash dividends of $0.22 per share for a total dividend payout of $3,955.
While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.
Repurchase of Common Stock
Fiscal 2007 - During Fiscal 2007, the Company repurchased 500,712 shares of its common stock for an aggregate purchase price of $20,209, or an average purchase price per share of $40.36.
Fiscal 2006 - During Fiscal 2006, the Company repurchased 565 shares of its common stock for an aggregate purchase price of $27, or an average purchase price per share of $47.45.
Fiscal 2005 - During Fiscal 2005, the Company repurchased 1,400,486 shares of its common stock for an aggregate purchase price of $56,912, or an average purchase price per share of $40.64.
Since the inception of the repurchase program in April 1999 through March 31, 2007, the Company has repurchased 7,436,111 shares for an aggregate purchase price of $317,033, or an average purchase price per share of $42.63. As of March 31, 2007, 1,063,889 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Company’s Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.
Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including debt agreements, operating and capital lease obligations and discounted lease rental commitments.
The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2007. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2007:

	Payments Due by Period
	Less than 1			More than
	year	1-3 years	3-5 years	5 years	Total

Long-term debt obligations	$--	$--	$236,715	$--	$236,715
Interest expense on long-term debt	15,847	31,695	15,782	--	63,324
Capital lease obligations	686	1,193	286	--	2,165
Operating lease obligations	29,825	35,436	14,880	3,561	83,702

Total contractual obligations	$46,358	$68,324	$267,663	$3,561	$385,906

The estimated interest expense payments reflected in the table above are based on both the amount outstanding under the credit facility and the weighted average interest rate in effect as of March 31, 2007.
As of March 31, 2007, the Company had commercial commitments of $4,009, which are generally due within the next twelve months.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than those disclosed above, that are material to investors.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable for the circumstances. The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Allowance for doubtful accounts receivable
The Company records an allowance for doubtful accounts receivable as an offset to accounts receivable in order to present a net balance the Company believes will be collected. This allowance is based on both recent trends of certain accounts receivable (“specific reserve”) estimated to be a greater credit risk as well as general trends of the entire accounts receivable pool (“general reserve”). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. If our estimate of uncollectible accounts receivable should prove inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.
Inventories
The Company’s inventory is valued at the lower of cost or market value and has been reduced by an allowance for excess and obsolete inventories. The Company records an estimate for slow moving and obsolete inventory (“inventory reserve”) based upon product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. If actual market conditions are less favorable than those projected by management at some future date, the results of operations for the period could be materially affected by any necessary correction to the inventory reserve.
Deferred Income Taxes
The Company records deferred income tax assets and liabilities in its Consolidated Balance Sheets related to events that impact our financial statements and tax returns in different periods. Deferred tax asset and liability balances are computed by identifying differences between the book basis and tax basis of assets and liabilities (“temporary differences”) which are multiplied by the current tax rate. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. If the Company’s estimate of the realizable deferred tax assets should prove inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the deferred tax asset allowance.
Long-Lived Assets other than Goodwill
The Company reviews long-lived assets, including property, plant, equipment and indefinite / definite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairments of long-lived assets have been identified during any of the periods presented.
Goodwill
The Company’s Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. If the Company’s estimates and assumptions used in the discounted cash flow valuation model should prove inaccurate at some future date, the results of operations for the period could be materially affected by an impairment of goodwill. No impairment of goodwill has been identified during any of the periods presented.
Loss Contingencies
The Company incurs contingencies as a normal part of its business operations, such as future warranty obligations and potential liabilities relating to legal or regulatory matters. The Company accrues for contingent obligations when a loss is probable and the amount can be reasonably estimated.
Restructuring Costs
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
Impact of Recently Issued Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February, 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.
Prior Year Misstatements on Current Year Financial Statements
In September, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements for the purpose of a materiality assessment. SAB 108 is effective as of the Company’s fiscal year end March 31, 2007. The Company adopted SAB 108 as of March 31, 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.
Fair Value Measurements
In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on April 1, 2008. The Company is evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.
Defined Benefit Pension and Other Postretirement Plans
In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). This standard requires, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans and to recognize the change in funded status in the period the change occurs through comprehensive income. The provisions of SFAS 158 are effective as of the Company’s fiscal year ended March 31, 2007. The Company adopted SFAS 158 as of March 31, 2007. The Company adopted SFAS 158 as of March 31, 2007. The adoption of SFAS 158 had no impact on the Company’s Statement of Operations on the date of adoption. However, the Company did record a liability of $3,452 representing the unfunded portion of the CWA Plan included in Other liabilities within the Company’s Consolidated Balance Sheets and an unrecognized gain of $2,717 ($1,670 net of tax) into OCI.
Uncertainty in Income Taxes
In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for the next fiscal year beginning after December 15, 2006. The Company plans to adopt FIN 48 as of April 1, 2007, as required. The Company expects to record an increase in contingent tax liabilities and a decrease to Retained earnings through a cumulative effect adjustment of between approximately $4.0 million and $6.0 million upon adoption of FIN 48.
Definition of Settlement in FIN 48
In May, 2007, the FASB issued staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority. The Company plans to adopt FSP FIN 48-1 in conjunction with adoption of FIN 48 as of April 1, 2007. The Company does not expect a material adjustment to the Company’s consolidated financial statements upon the adoption of FSP FIN 48-1.

Stock-Based Compensation
On April 1, 2006, the Company adopted the provisions of SFAS 123(R). For Fiscal 2007, the Company recognized compensation expense of $9,308 ($6,050 net of tax) or $0.34 per diluted share on the Company’s Consolidated Statements of Income. See Note 2 and Note 14 of the Notes to the Consolidated Financial Statements for reference.
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
Cautionary Forward Looking Statements
When included in this Form 10-K or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the timing and final outcome of the ongoing review of the Company’s stock option practices, including the related SEC investigation, shareholder derivative lawsuit, NASDAQ process regarding listing of the common stock and tax matters, and the impact of any actions that may be required or taken as a result of such review, SEC investigation, shareholder derivative lawsuit, NASDAQ process or tax matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, including the NextiraOne business, the timing and costs of restructuring programs, successful marketing of DVH (Data, Voice, Hotline) services, successful implementation of our M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical services companies, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risks in the ordinary course of business that include interest rate volatility and foreign currency exchange rates volatility. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. The Company does not hold or issue any other financial derivative instruments (other than those specifically noted below) nor does it engage in speculative trading of financial derivatives.
Interest Rate Risk
The Company’s primary interest rate risk relates to its long-term debt obligations. As of March 31, 2007, the Company had total long-term obligations of $240,614, including the current portion of those obligations of $686. Of the outstanding debt, $2,165 was in fixed rate obligations, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest rate swap agreement during Fiscal 2007 and $138,449 was in variable rate obligations. As of March 31, 2007, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal year by $1,404 ($913 net of tax) assuming the Company employed no intervention strategies.
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

On July 26, 2006, the Company entered into an interest rate swap which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. Changes in the fair market value of the interest rate swap are recorded as an asset or liability in the Company’s Consolidated Balance Sheets and Interest expense (income) in the Company’s Consolidated Statements of Income.
Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency forward contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in OCI until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to the Company’s Consolidated Statements of Income. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to the Company’s Consolidated Statements of Income.
As of March 31, 2007, the Company had open foreign exchange contracts in Australian and Canadian dollars, Danish krone, Euros, Japanese yen, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona and Swiss francs. The open contracts have contract rates ranging from 1.2446 to 1.2980 Australian dollar, 1.1412 to 1.1442 Canadian dollar, 5.5680 to 5.8136 Danish krone, 0.7406 to 0.7732 Euro, 105.47 to 110.10 Japanese yen, 11.0112 to 11.0735 Mexican peso, 5.9442 to 6.3840 Norwegian kroner, 0.5053 to 0.5435 Pound sterling, 6.7671 to 7.1925 Swedish krona and 1.1938 to 1.2146 Swiss franc, all per U.S. dollar. The total open contracts had a notional amount of approximately $56,719, have a fair value of $56,371 and will expire within twenty-four months.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	48

Consolidated Statements of Income for the years ended March 31, 2007, 2006 (Restated) and 2005 (Restated)	49

Consolidated Balance Sheets as of March 31, 2007 and 2006 (Restated)	50

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2007, 2006 (Restated) and 2005 (Restated)	51

Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 (Restated) and 2005 (Restated)	52

Notes to the Consolidated Financial Statements (Restated)	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania
We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2007 and 2006 and the results of its operations and cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
As discussed in Note 3, the accompanying consolidated balance sheets as of March 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2006 have been restated.
Also, as disclosed in Note 14 to the consolidated financial statements, effective April 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Black Box Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 10, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ BDO Seidman, LLP
Chicago, Illinois
August 10, 2007

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (1)

	Year Ended March 31,
In thousands, except per share amounts		(As Restated)	(As Restated)
	2007	2006	2005

Revenues
Hotline products	$222,903	$213,946	$227,601
On-Site services	793,407	507,389	307,475

Total	1,016,310	721,335	535,076

Cost of sales
Hotline products	113,780	108,220	108,281
On-Site services	528,541	330,765	211,866

Total	642,321	438,985	320,147

Gross profit	373,989	282,350	214,929

Selling, general & administrative expenses	290,355	216,911	165,180
Restructuring and other charges	--	5,290	5,059
Intangibles amortization	10,285	4,999	1,332

Operating income	73,349	55,150	43,358

Interest expense (income), net	18,407	9,123	2,755
Other expenses (income), net	42	36	115

Income before provision for income taxes	54,900	45,991	40,488

Provision for income taxes	19,291	15,221	13,442

Net income	$35,609	$30,770	$27,046

Earnings per common share:
Basic	$2.03	$1.79	$1.55

Diluted	$2.00	$1.75	$1.52

Weighted average common shares outstanding
Basic	17,512	17,164	17,411

Diluted	17,808	17,544	17,845

Dividends per share	$0.24	$0.24	$0.22

(1)	See Note 3 of the Notes to the Consolidated Financial Statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS (1)

	March 31,
		(As Restated)
In thousands, except par value	2007	2006

Assets
Cash and cash equivalents	$17,157	$11,207
Accounts Receivable, net of allowance for doubtful accounts of $14,253 and $9,517	161,733	116,713
Inventories, net	72,807	53,926
Costs/estimated earnings in excess of billings on uncompleted contracts	61,001	23,803
Deferred tax asset	10,562	8,973
Prepaid and other current assets	20,495	16,502

Total current assets	343,755	231,124

Property, plant and equipment, net	39,051	35,124
Goodwill, net	568,647	468,724
Intangibles:
Customer relationships, net	68,016	24,657
Other intangibles, net	33,258	30,783
Deferred tax asset	33,481	19,909
Other assets	3,883	5,091

Total assets	$1,090,091	$815,412

Liabilities
Accounts payable	$74,727	$44,943
Accrued compensation and benefits	21,811	13,954
Deferred revenue	35,630	22,211
Billings in excess of costs/estimated earnings on uncompleted contracts	19,027	8,648
Current maturities of long-term debt	686	1,049
Income taxes	13,430	9,511
Other liabilities	61,385	31,139

Total current liabilities	226,696	131,455

Long-term debt	239,928	122,673
Other liabilities	23,771	8,293

Total liabilities	490,395	262,421

Stockholders’ equity
Preferred Stock authorized 5,000, par value $1.00, none issued	--	--
Common Stock authorized 100,000, par value $.001, 17,527 and 17,593 shares outstanding	25	25
Additional paid-in capital	441,283	418,141
Treasury stock, at cost 7,436 and 6,935 shares	(317,033)	(296,824)
Accumulated other comprehensive income	25,399	13,036
Retained earnings	450,022	418,613

Total stockholders’ equity	599,696	552,991

Total liabilities and stockholders’ equity	$1,090,091	$815,412

(1)	See Note 3 of the Notes to the Consolidated Financial Statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (1)

					Accumulated Other Comprehensive
	Common Stock				Income
					Foreign
			Additional		Currency		Defined
		($.001	Paid-in	Treasury	Trans-	Derivative	Benefit	Retained
In thousands	Shares	par)	Capital	Stock	lation	Instruments	Pension	Earnings	Total

Balance at March 31, 2004	23,394	$23	$324,219	$(239,885)	$17,418	$454	$--	$402,675	$504,904
Cumulative Effect of Restatement	--	--	46,179	--	--	--	--	(33,786)	12,393

Balance at March 31, 2004 (as restated)	23,394	$23	$370,398	$(239,885)	$17,418	$454	$--	$368,889	$517,297

Comprehensive Income (Loss):
Net income (as restated)	--	--	--	--	--	--	--	27,046	27,046
Foreign currency translation adjustment	--	--	--	--	4,987	--	--	--	4,987
Net change in fair value of cash flow hedging instruments	--	--	--	--	--	147	--	--	147
Amounts reclassified into results of operations	--	--	--	--	--	(454)	--	--	(454)

Comprehensive Income (as restated):									31,726
Stock compensation expense (as restated)	--	--	5,858	--	--	--	--	--	5,858
Dividends declared	--	--	--	--	--	--	--	(3,955)	(3,955)
Repurchases of common stock	--	--	--	(56,912)	--	--	--	--	(56,912)
Exercise of options, net of tax	381	1	7,919	--	--	--	--	--	7,920
Tax impact from stock options (as restated)	--	--	(646)	--	--	--	--	--	(646)

Balance at March 31, 2005 (as restated)	23,775	$24	$383,529	$(296,797)	$22,405	$147	$--	$391,980	$501,288
Comprehensive Income (Loss):
Net income (as restated)	--	--	--	--	--	--	--	30,770	30,770
Foreign currency translation adjustment	--	--	--	--	(10,511)	--	--	--	(10,511)
Net change in fair value of cash flow hedging instruments	--	--	--	--	--	1,142	--	--	1,142
Amounts reclassified into results of operations	--	--	--	--	--	(147)	--	--	(147)

Comprehensive Income (as restated):									21,254
Stock compensation expense (as restated)	--	--	11,045	--	--	--	--	--	11,045
Dividends declared	--	--	--	--	--	--	--	(4,137)	(4,137)
Repurchases of common stock	--	--	--	(27)	--	--	--	--	(27)
Exercise of options, net of tax	753	1	23,320	--	--	--	--	--	23,321
Tax impact from stock options (as restated)	--	--	247	--	--	--	--	--	247

Balance at March 31, 2006 (as restated)	24,528	$25	$418,141	$(296,824)	$11,894	$1,142	$--	$418,613	$552,991
Comprehensive Income (Loss):
Net income	--	--	--	--	--	--	--	35,609	35,609
Foreign currency translation adjustment	--	--	--	--	11,458	--	--	--	11,458
Net change in fair value of cash flow hedging instruments (net of tax)	--	--	--	--	--	(111)	--	--	(111)
Amounts reclassified into results of operations	--	--	--	--	--	(654)	--	--	(654)

Comprehensive Income:									46,302
Adjustment to initially apply SFAS No. 158 (net of tax)	--	--	--	--	--	--	1,670	--	1,670
Stock compensation expense	--	--	9,308	--	--	--	--	--	9,308
Dividends declared	--	--	--	--	--	--	--	(4,200)	(4,200)
Repurchases of common stock	--	--	--	(20,209)	--	--	--	--	(20,209)
Exercise of options, net of tax	435	--	14,970	--	--	--	--	--	14,970
Tax impact from stock options	--	--	(1,136)	--	--	--	--	--	(1,136)

Balance at March 31, 2007	24,963	$25	$441,283	$(317,033)	$23,352	$377	$1,670	$450,022	$599,696

(1)	See Note 3 of the Notes to the Consolidated Financial Statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

	Year Ended March 31,
		(As Restated)	(As Restated)
In thousands	2007	2006	2005

Operating Activities
Net income	$35,609	$30,770	$27,046
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	22,610	13,930	7,955
Deferred taxes	(1,266)	(1,222)	(1,835)
Stock compensation expense	9,308	11,045	5,858
Tax impact from stock options	1,136	(247)	646
Change in fair value of interest rate swap	1,734	--	--
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	19,202	9,369	8,878
Inventories, net	(3,595)	5,000	(76)
All other current assets excluding deferred tax asset	3,349	2,799	3,811
Liabilities exclusive of long term debt	(51,451)	(19,647)	(77)

Net cash provided by (used for) operating activities	$36,636	$51,797	$52,206

Investing Activities
Capital expenditures	$(5,886)	$(4,115)	$(3,506)
Capital disposals	1,017	1,445	1,187
Acquisition of businesses (payments)/recoveries	(127,716)	(40,682)	(102,553)
Prior merger-related (payments)/recoveries	(2,324)	(378)	107

Net cash provided by (used for) investing activities	$(134,909)	$(43,730)	$(104,765)

Financing Activities
Proceeds from borrowings	$354,254	$192,882	$238,409
Repayment of borrowings	(240,079)	(218,989)	(127,959)
Repayment on discounted lease rentals	(30)	(890)	(458)
Proceeds from exercise of options	14,970	23,320	7,919
Deferred financing costs	--	(180)	(1,352)
Payment of dividends	(4,203)	(4,094)	(3,847)
Purchase of treasury stock	(20,209)	(27)	(56,912)

Net cash provided by (used for) financing activities	$104,703	$(7,978)	$55,800

Foreign currency exchange impact on cash	$(480)	$(474)	$(955)

Increase / (decrease) in cash and cash equivalents	$5,950	$(385)	$2,286

Cash and cash equivalents at beginning of period	$11,207	$11,592	$9,306

Cash and cash equivalents at end of period	$17,157	$11,207	$11,592

Supplemental Cash Flow:
Cash paid for interest	$15,333	$8,336	$3,045
Cash paid for income taxes	16,877	17,223	17,064
Non-cash financing activities:
Dividends payable	1,052	1,055	1,011
Capital leases	915	1,214	714

(1)	See Note 3 of the Notes to the Consolidated Financial Statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Basis of Presentation
Black Box Corporation (“Black Box” or the “Company”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products that it sells through its catalog and Internet Web site and its Voice and Data services (collectively referred to as “On-Site services”) offices.
References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Note 2: Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.
Allowance for doubtful accounts receivable
An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance the Company believes will be collected. In estimating the appropriate balance for this allowance, the Company considers (1) specific reserves for accounts it believes may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of its accounts. Additions to the allowance for doubtful accounts are charged to Selling, general & administrative expense within the Company’s Consolidated Statement of Income, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
Inventories
Inventories are valued at the lower of cost or market. The Company uses the first-in, first-out average cost method to value the majority of its inventory. However, several locations within the Company use other valuation methods, including first-in, first-out (“FIFO”) and actual current costs. The Company records an estimate for slow moving and obsolete inventory based upon product knowledge, physical inventory observation and an aging analysis of the inventory on hand. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments, which substantially extend the useful life of the property, are capitalized at cost. Upon sale or other disposition of assets, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.
Depreciation is computed using the straight-line method based on the estimated useful lives of 30-40 years for buildings and improvements and 3 to 5 years for machinery and equipment. Leasehold improvements are depreciated over their lease terms, or useful lives, if shorter. The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairment of property, plant and equipment has been identified during any of the periods presented.

Goodwill
Goodwill is the excess of purchase price over the value of net assets acquired in acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. No impairment of goodwill has been identified during any of the periods presented.
Intangible Assets
Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of 3-5 years for non-compete agreements, one year for backlog and 10-20 years for customer relationships. Indefinite-lived intangible assets not subject to amortization consist solely of the Company’s trademark portfolio also obtained through acquisitions. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairments of intangible assets have been identified during any of the periods presented.
Derivative Instruments and Hedging Activities
Foreign Currency Forward Contract
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency forward contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to the Company’s Consolidated Statements of Income. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to the Company’s Consolidated Statements of Income.
Interest Rate Swap
To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. The Company’s goal is to manage interest-rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest rates. The Company’s interest rate swap does not meet the requirements for hedge accounting and is marked to market through Interest expense (income) in the Company’s Consolidated Statement of Operations.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries, except those subsidiaries in Brazil and Mexico, are recorded in the local currency, which is the functional currency. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the year-end date. Revenues and expenses are translated at the average monthly exchange rates. Adjustments resulting from these translations are recorded in OCI in the Company’s Consolidated Balance Sheets and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are recorded in Other Expenses (Income) in the Company’s Consolidated Statements of Income. The U.S. dollar is the functional currency for those subsidiaries located in Brazil and Mexico.
Revenue
Within the Company’s Hotline Services segment, revenues are recognized when title to products sold passes to the customer, which generally occurs upon shipment from the Company’s location.
Within the Company’s Data Services and Voice Services segments, revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services when the services are provided. Service contracts are generally pre-billed and are reflected on the balance sheet as deferred revenue and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Sales returns - At the time of sale, an estimate for sales returns is recorded based on historical experience.
Warranties: Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized based on historical experience.
Shipping and Handling Fees and Costs — All fees billed to clients for shipping and handling are classified as a component of Net Revenues. All costs associated with shipping and handling are classified as a component of Cost of Sales.
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
The Company adopted SFAS 123(R) using the modified prospective transition method which requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been retroactively adjusted to reflect, and do not include, the impact of SFAS 123(R). However, the modified prospective transition method does require the Company to provide pro forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. See Note 14.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. Upon adoption of SFAS 123(R), the Company began using the Black-Scholes option pricing model as the method of valuation for the Company’s stock options. The model requires the use of various assumptions. The key assumptions are summarized as follows:
Expected volatility: The Company estimates the volatility of its common stock, par value $.001 per share (the “common stock”), at the date of grant based on the historical volatility of its common stock.
Dividend yield: The Company estimates the dividend yield assumption based on the Company’s historical and projected dividend payouts.
Risk-free interest rate: The Company derives its risk-free interest rate on the observed interest rates appropriate for the term of the Company’s employee stock options.
Annual forfeiture rate and expected holding period: The Company estimates the annual forfeiture rate and expected holding period based on historical experience.
Amortization period: The Company recognizes the fair value of awards into expense over the requisite service periods associated with the award.
Advertising Expenses
Catalogs and other direct marketing pieces are capitalized and amortized over their expected period of future benefit ranging from 1-2 years, which is recorded in Prepaid and other current assets within the Company’s Consolidated Balance Sheets. All other advertising costs are expensed as incurred.
Advertising expense was $9,120, $9,414 and $11,649 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively and is recorded in Selling, general & administrative expenses.

Income Taxes
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
Earnings per common Share
Basic earnings per common share (“basic EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share (“diluted EPS”) is computed similarly to that of basic EPS, except that the weighted-average number of common shares outstanding during the period is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.
Recent Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February, 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.
Prior Year Misstatements on Current Year Financial Statements
In September, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective as of the Company’s fiscal year end March 31, 2007. The Company adopted SAB 108 as of March 31, 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.
Fair Value Measurements
In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on April 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of Retained earnings in the period of adoption. The Company is evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.
Defined Benefit Pension and Other Postretirement Plans
On April 30, 2006, the Company acquired the USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”), who is a sponsor of a non-contributory defined benefit plan (the “CWA Plan”) for the Communication Workers of America Local 1109 (“CWA 1109”). Benefits from the CWA Plan are based upon years of service and rates negotiated by the Company and CWA 1109. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.
In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) that would amend SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans and to recognize the change in funded status in the period the change occurs through comprehensive income. The provisions of SFAS 158 are effective as of the Company’s fiscal year ended March 31, 2007. The Company adopted SFAS 158 as of March 31, 2007. The adoption of SFAS 158 had no impact on the Company’s Statement of Operations on the date of adoption. However, the Company did record a liability of $3,452 representing the unfunded portion of the CWA Plan included in Other liabilities within the Company’s Consolidated Balance Sheets and an unrecognized gain of $2,717 ($1,670 net of tax) into OCI.

Uncertainty in Income Taxes
In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for the next fiscal year beginning after December 15, 2006. The Company plans to adopt FIN 48 as of April 1, 2007, as required. The Company expects to record an increase in contingent tax liabilities and a decrease to Retained earnings through a cumulative effect adjustment of between approximately $4.0 million and $6.0 million upon adoption of FIN 48.
Definition of Settlement in FIN 48
In May, 2007, the FASB issued staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority. The Company plans to adopt FSP FIN 48-1 in conjunction with adoption of FIN 48 as of April 1, 2007. The Company does not expect a material adjustment to the Company’s consolidated financial statements upon the adoption of FSP FIN 48-1.
Stock-Based Compensation
In December, 2004, the FASB issued SFAS 123(R). SFAS 123(R) is a revision of SFAS No. 123, supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The recognized cost is based on the fair value of the equity or liability instruments issued. Pro-forma disclosure of this cost is no longer an alternative under SFAS 123(R). SFAS 123(R) was effective for public companies at the beginning of the first annual reporting period beginning after June 15, 2005.
As permitted by SFAS 123, the Company accounted for its stock-based compensation plans under APB 25’s intrinsic value method and, as such, recognized no stock-based compensation expense if the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock on the measurement date. The adoption of SFAS 123(R)’s fair value method has had no impact on the Company’s overall financial position or cash flows. Based on SFAS 123(R), the Company transitioned to the new requirements by using the modified prospective transition method. This transition method requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption.
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
The Company adopted the provisions of SFAS 123(R) as of April 1, 2006. For Fiscal 2007, the Company recognized compensation expense of $9,308 ($6,050 net of tax) or $0.34 per diluted share on the Company’s Consolidated Statements of Income. See Significant Accounting Policies (within this Note 2) and Note 14 for further reference to the disclosures required by SFAS 123(R).
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
Note 3: Restatement of Consolidated Financial Statements
Restatement through March 31, 2006
Background
On November 13, 2006, Black Box received a letter of informal inquiry from the Enforcement Division of the SEC relating to the Company’s stock option practices from January 1, 1997 to present. As a result, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”), with the assistance of outside legal counsel, commenced an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants during the period from 1992 to the present (the “Review Period”).

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
Findings of the Audit Committee
During the Review Period, the Company granted stock options pursuant to an employee stock option plan and a director stock option plan to acquire approximately 10.9 million shares of the common stock. Such plans at all relevant times provided for option grants to be approved by a designated committee of non-employee directors or, in the case of the director stock option plan, by the Board. Approximately 2,000 stock option grants were awarded during the Review Period with 69 recorded grant dates. No stock options have been granted since September, 2006. The Audit Committee reviewed all stock options granted during the Review Period, including option grants to the Company’s directors, officers and rank and file employees (including grants to new employees, grants awarded in connection with Company acquisitions and grants made as individual or group performance awards). The Audit Committee’s review of the Company’s stock option granting practices included a comprehensive examination of reasonably available relevant physical and electronic documents as well as interviews with current and former directors, officers and Company personnel.
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

The Audit Committee’s additional key findings are summarized below:
Lack of Adequate Documentation: For a majority of grants issued by the Company during the Review Period, there is either no or inadequate documentation of approval actions that satisfies the requisites for establishing a measurement date under APB 25. Of the 69 recorded grant dates, there are documented approval actions by the Board or the Option or Compensation Committee of the Board (the “Compensation Committee”) with respect to particular grants for 12 dates. In the period December, 1992 to May, 1996, neither the minutes of the Compensation Committee nor of the Board reflect any action to approve specific grants. In some instances, evidence of single director (the chairman of the Compensation Committee) approval actions exists. This absence of non-employee director level documentation also applies to a majority of grants with a recorded grant date after 1996. In some cases, Compensation Committee minutes contain a reference to reports on the status of the option pool but do not document any action to approve specific grants. Approval documentation for certain grants has internal inconsistencies or conflicts with other documents thereby rendering this documentation unreliable as a basis for establishing a measurement date. In some cases, the only existing documentation is the executed option agreement and/or the entry of the option grant into the option database. Notwithstanding these approval documentation inadequacies, the Company entered into option agreements with grantees and has honored such grants.
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
The delegation of authority by the Compensation Committee to the CEO with respect to grants to rank and file employees was not fully documented. However, there was an understood and accepted practice between the CEO and the Compensation Committee whereby the CEO made certain awards to individual employees. In some instances, this involved the allocation among rank and file employees of blocks of shares approved by the Compensation Committee; in three (3) such instances, the number of shares ultimately awarded pursuant to this process exceeded the approved size of the block, which was contrary to the understanding of the Compensation Committee members. Further, contrary to the understanding of the Compensation Committee members, the award and/or documentation of those individual grants often significantly lagged the approval of the block grant. In August 2005, the Compensation Committee specifically acknowledged a prior grant of delegated authority to the CEO to make option grants to rank and file employees and ratified all prior awards by the CEO. In some cases, documentation of approval action is either inconclusive or missing, and the Company therefore has been unable to determine what entity or person actually approved specific grants.
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

Procedural and Remedial Actions
The Audit Committee and other relevant Board committees are committed to a continued review and implementation of procedural enhancements and remedial actions in light of the foregoing findings. Consistent with its obligation to act in the best interests of the Company taking into account all relevant facts and circumstances, the Audit Committee is continuing to assess the appropriateness of a broad range of possible procedural enhancements and potential remedial measures in light of the findings of its review.
While the Audit Committee has not completed its consideration of all such steps, procedural enhancements may include recommendations regarding improved stock option administration procedures and controls, training and monitoring compliance with those procedures, corporate recordkeeping, corporate risk assessment, evaluation of the internal compliance environment and other remedial steps that may be appropriate. Any such procedural enhancements will be recommended by the Audit Committee to the Board and/or appropriate Board committee for adoption. In advance of action by the Audit Committee, as noted above, the Company has implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
In light of the findings of the Audit Committee’s review, William F. Andrews, Thomas W. Golonski and Thomas G. Greig, three current directors who also served during portions of the Review Period and who hold options as to which the measurement date was adjusted in connection with the Company’s restatement, agreed voluntarily to reprice those outstanding options with a recorded exercise price less than the fair market value of the common stock on the accounting measurement date as determined by the Audit Committee so that the exercise price matches the fair market value of the common stock on such accounting measurement date. In addition, Michael McAndrew, who became the Company’s Chief Financial Officer (“CFO”) in December, 2002, also agreed voluntarily to reprice the one option granted to him after he became CFO with a recorded exercise price less than the fair market value of the common stock on the accounting measurement date as determined by the Audit Committee so that the exercise price matches the fair market value of the common stock on such accounting measurement date.
The Audit Committee’s ongoing review includes an evaluation of the role of and possible claims or other remedial actions against current and former Company personnel who may be found to have had responsibility for identified problems during the Review Period. Accordingly, the Audit Committee has begun to address and is addressing and expects to continue to address issues of individual conduct or responsibility, including those of the Board, CEOs and CFOs serving during the Review Period. In connection therewith, based on the findings of the Audit Committee as to Fred C. Young, the Company’s former CEO who resigned on May 20, 2007, the Audit Committee concluded and recommended to the Board, and the Board determined, that Mr. Young could have been terminated due to Cause for Termination (as defined in his agreement dated May 11, 2004) at the time Mr. Young resigned as a director and officer of the Company on May 20, 2007. In light of that determination and the terms of the agreements with Mr. Young, all outstanding stock options held by Mr. Young terminated as of the date of his resignation.
The Audit Committee may recommend additional remedial measures that appropriately address the issues raised by its findings. Such potential remedial measures may include possible claims or other remedial actions against current and former Company personnel who may be found to have been responsible for identified problems during the Review Period.
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
With respect to grants entered into the Company’s stock option database after September 9, 1999, when the database began to reflect a create date which is the date on which a grant was entered into the system, the Company has determined to use the individual create date for each grant as the APB 25 measurement date, which was in most cases different from the originally-recorded grant date. The Company believes that this create date is the most appropriate methodology in the absence of sufficient evidence of approvals for these grants as it represents the earliest point in time at which the evidence shows that all requisites for the establishment of the measurement date had been satisfied. Such create dates preceded, often by a significant amount of time, the execution of stock option agreements, which, generally, were manually signed by the Company’s CEO and manually signed and dated by the grantee. In addition, in almost all cases, a grant entered into the database, which established the create date, ultimately resulted in the creation of a stock option agreement reflecting such grant. Accordingly, while execution of the stock option agreements constituted a clear acknowledgement by the grantee and the Company of the grantee’s legal entitlement to the grant, the Company believes the create date more accurately reflects the date of approval than does the signed option agreement. The Company has restated the compensation expense for stock option grants relating to approximately 4.2 million shares of common stock by using the create date as the measurement date. The total additional non-cash, pre-tax charge for these grants is approximately $49.8 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.5 million relates to director options, $17.2 million relates to officer options and $32.2 million relates to rank and file employee options. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to such create dates included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the create date for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted for which the create date methodology was utilized to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.09 million to $73.8 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $49.8 million, net of forfeitures, included in the Restatement.

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
In those cases where no reliably-dated signed option agreement could be located and where no post-September 9, 1999 create date exists (stock option grants totaling approximately 0.9 million shares), the Company used the average period between recorded grant date and date of the signatures on all other grantee signed option agreements with the same grant date as the measurement date. For example, if there were four stock option grants with a grant date of January 1, 1996, the Company had the signed option agreements for three of these stock option grants and the average number of days between the grant date and the signature dates of these three signed option agreements was 20 days, January 21, 1996 was used as the measurement date for the grant for which no signed option agreement could be located. The Company has restated the compensation expense for stock option grants relating to approximately 0.7 million shares of common stock using this “average days to sign agreement” method. The total additional non-cash, pre-tax charge for these grants is approximately $4.4 million, net of forfeitures, amortized over the appropriate vesting period through March 31, 2006, of which $0.06 million relates to director options, $4.2 million relates to officer options and $0.2 million relates to rank and file employee options. The Company believes this methodology was the most appropriate in the absence of sufficient evidence of approvals for these grants because it gives a reasonable approximation of the measurement date related to these options in light of the available evidence. The Company conducted a sensitivity analysis by comparing the Company’s current default methodology (i.e., “average days to sign agreement”) with another default methodology. For this analysis, the Company identified the range of potential grant dates defined by the earliest signed option agreement and the latest signed option agreement. The Company then identified the low and high closing prices of the common stock over the range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $2.6 million to $5.9 million, net of forfeitures. The Company’s analyses indicate that stock-based compensation expense computed using other identified alternative default methodologies would not materially differ from stock-based compensation expense computed using the “average days to sign agreement” methodology. The Company’s procedures for evaluating the appropriateness of measurement dates fixed with reference to the average days to sign agreements also included a sensitivity analysis which provided an understanding of the differences between the additional recorded charge for stock-based compensation expense and the charges that would result from using other identified alternative methods for determining measurement dates. The Company’s sensitivity analysis included identifying the range of potential grant dates defined by the recorded grant date and the average days to sign agreement for each grant. The Company then identified the low and high closing prices of the common stock within that range of potential grant dates and applied both the low and high closing prices of the common stock to the number of shares granted to determine the range of potential adjustments to stock-based compensation expense for these grants, which was $0.03 million to $6.1 million, net of forfeitures, as compared to the additional non-cash, pre-tax charge for these grants of approximately $4.4 million, net of forfeitures, included in the Restatement.
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
Summary
In summary, the Company recorded cumulative non-cash charges for stock-based compensation of $70.9 million through March 31, 2006, offset in part by a cumulative income tax benefit of $27.7 million, for a total after-tax charge of $43.2 million. These charges had no impact on net sales or cash and cash equivalents as previously reported in the Company’s financial statements; as a result, no changes to these items are reflected in the Restatement. Non-cash charges for stock-based compensation expense have been recorded as adjustments to Selling, general & administrative expenses within the Company’s Consolidated Statements of Income.
1Q07 and 2Q07 Restatement
Stock-based compensation expense
In addition to the Restatement noted above through March 31, 2006, the Company has recorded additional non-cash charges for stock-based compensation during the first and second quarters of Fiscal 2007 of $1.6 million and $2.2 million, respectively, offset in part by income tax benefits of $0.6 million and $0.8 million, respectively, or total after-tax charges of $1.0 million and $1.4 million, respectively. This charge was recorded to reflect additional non-cash, stock-based compensation expense recognized under the fair value method (SFAS 123(R)) because the exercise price for certain stock option grants prior to, but not vested as of March 31, 2006, differed from the fair market value of the underlying shares on the appropriate measurement date, some of which occurred during Fiscal 2007.
Accounting for derivatives
On July 26, 2006, the Company entered into an interest rate swap to reduce its exposure from fluctuating interest rates. SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. From inception of the hedge, the Company had applied a method of cash flow hedge accounting under SFAS 133 to account for the interest rate swap that allowed the Company to assume no ineffectiveness in such agreements, called the “short-cut” method.
Subsequently, the Company analyzed its eligibility for the “short-cut” method in light of certain clarifications delivered by the Office of the Chief Accountant of the SEC, and determined that its interest rate swap did not qualify for the “short-cut” method under SFAS 133 because certain prepayment features relating to the underlying actual debt were not identical to those contained in the interest rate swap. Because the Company’s documentation at hedge inception reflected the “short-cut” method rather than the “long-haul” method for determining hedge ineffectiveness, the derivative did not meet the requirements for a cash flow hedge. Documentation for the “long-haul” method of accounting at hedge inception cannot be retrospectively applied under SFAS 133. Therefore, fluctuations in the interest rate swap’s fair value should have been recorded through the Company’s Consolidated Statements of Income instead of through OCI, which is a component of Stockholders’ equity. The adjustment for the second quarter of Fiscal 2007 will decrease reported net income and increase OCI by approximately $1.4 million. This change in accounting for this derivative instrument could result in significant volatility in the Company’s reported net income and earnings per share due to increases and decreases in the fair value of the interest rate swap. However, the derivative instrument remains highly effective and the change in accounting for this derivative instrument does not impact operating cash flows or total Stockholders’ equity.
The table below reflects the impact of the additional non-cash charges for stock-based compensation expense and the non-cash charge related to the interest rate swap on the Company’s Consolidated Statements of Income, including the corresponding cumulative adjustment to Retained earnings as of September 30, 2006 and March 31, 2006, 2005, 2004 and 2003 on the Company’s Consolidated Balance Sheets. Prior to this Restatement, the Company had not recorded any non-cash stock-based compensation expense in its Consolidated Statements of Income with the exception of $0.7 million recorded during the second quarter of Fiscal 2005 for a modification of a previous stock option award for a retiring director. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

	(As			Adjust-		(As		(As
	Previously	Adjust-	Income	ment,	(As	Previously		Restated)
	Reported)	ment,	Tax	Net of	Restated)	Reported)	Adjust-	Diluted
	Net Income	Pre-Tax	Benefit	Tax	Net Income	Diluted EPS	ment	EPS

FY 94	$13,370	$43	$(19)	$24	$13,346	$0.83	$--	$0.83
FY 95	14,515	461	(144)	317	14,198	0.89	(0.02)	0.87
FY 96	18,278	406	(151)	255	18,023	1.10	(0.01)	1.09
FY 97	24,792	1,172	(456)	716	24,076	1.40	(0.04)	1.36
FY 98	32,404	3,595	(1,393)	2,202	30,202	1.79	(0.12)	1.67
FY 99	38,145	4,506	(1,732)	2,774	35,371	2.09	(0.15)	1.94
FY 00	48,852	5,778	(2,209)	3,569	45,283	2.60	(0.19)	2.41
FY 01	64,190	10,290	(3,953)	6,337	57,853	3.22	(0.32)	2.90
FY 02	62,042	11,333	(4,381)	6,952	55,090	2.97	(0.33)	2.64
FY 03	48,685	8,927	(2,328)	6,599	42,086	2.39	(0.32)	2.07

Cumulative 03/31/03	$365,273	$46,511	$(16,766)	$29,745	$335,528	$19.29	$(1.52)	$17.77

FY 04	47,243	8,197	(4,156)	4,041	43,202	2.52	(0.22)	2.30

Cumulative 03/31/04	$412,516	$54,708	$(20,922)	$33,786	$378,730	$21.80	$(1.73)	$20.07

FY 05	29,912	5,178	(2,312)	2,866	27,046	1.68	(0.16)	1.52

Cumulative 03/31/05	$442,428	$59,886	$(23,234)	$36,652	$405,776	$23.48	$(1.89)	$21.59

1Q06	7,394	1,120	(442)	678	6,716	0.43	(0.04)	0.39
2Q06	12,797	1,126	(444)	682	12,115	0.74	(0.04)	0.70
3Q06	12,511	2,431	(959)	1,472	11,039	0.70	(0.08)	0.62
4Q06	4,656	6,368	(2,612)	3,756	900	0.26	(0.21)	0.05

FY 06	$37,358	$11,045	$(4,457)	$6,588	$30,770	$2.13	$(0.37)	$1.76

Cumulative 03/31/06	$479,786	$70,931	$(27,691)	$43,240	$436,546	$25.61	$(2.26)	$23.35

1Q07	7,807	1,629	(635)	994	6,813	0.43	(0.06)	0.37
2Q07	13,079	2,210	(806)	1,404	11,675	0.74	(0.08)	0.66

2QYTD07	$20,886	$3,839	$(1,441)	$2,398	$18,488	$1.18	$(0.14)	$1.04

Cumulative 09/30/06	$500,672	$74,770	$(29,132)	$45,638	$455,034	$26.78	$(2.39)	$24.39

Income Tax Considerations
In the course of the investigation, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m) of the Code (“Section 162(m)”), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1.0 million will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax effected liability for any such disallowed Section 162(m) deduction would approximate $3.6 million, which has been recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
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

Expenses Incurred by the Company
The Company has incurred expenses for legal fees and external audit firm fees, in excess of its insurance deductible of $0.5 million, in Fiscal 2007, in relation to (i) the Audit Committee’s review of the Company’s historical stock option practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option practices, (iii) the previously-disclosed derivative action relating to the Company’s historical stock option practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. Further, the Company has incurred and expects to continue to incur significant additional expense related to the foregoing matters in the fiscal year ending March 31, 2008. The Company and the insurance company for its directors’ and officers’ indemnification insurance are currently in discussions with respect to which of the fees in excess of the deductible will be paid by the insurance company. Accordingly, there can be no assurance that all fees submitted to the insurance company for reimbursement will be reimbursed under the Company’s directors’ and officers’ indemnification insurance.
Restatement Impact on the Consolidated Statements of Income
The following tables reconcile the Company’s Consolidated Statements of Income from the previously reported results to the restated results for Fiscal 2006 and Fiscal 2005. All dollar amounts are in thousands, except per share amounts. Per share amounts may not total due to rounding.

	Year Ended March 31, 2006
	As Previously
In thousands, except per share amounts	Reported	Adjustment	As Restated

Revenues
Hotline products	$213,946	$--	$213,946
On-Site services	507,389	--	507,389

Total	721,335	--	721,335

Cost of sales
Hotline products	108,220	--	108,220
On-Site services	330,765	--	330,765

Total	438,985	--	438,985

Gross profit	282,350	--	282,350

Selling, general & administrative expenses	205,866	11,045	216,911
Restructuring and other charges	5,290	--	5,290
Intangibles amortization	4,999	--	4,999

Operating income	66,195	(11,045)	55,150

Interest expense (income), net	9,123	--	9,123
Other expenses (income), net	36	--	36

Income before provision for income taxes	57,036	(11,045)	45,991

Provision for income taxes	19,678	(4,457)	15,221

Net income	$37,358	$(6,588)	$30,770

Earnings per common share:
Basic	$2.18	$(0.39)	$1.79

Diluted	$2.13	$(0.38)	$1.75

Weighted average common shares outstanding
Basic	17,164	--	17,164

Diluted	17,544	--	17,544

Dividends per share	$0.24	$--	$0.24

	Year Ended March 31, 2005
	As Previously
In thousands, except per share amounts	Reported	Adjustment	As Restated

Revenues
Hotline products	$227,601	$--	$227,601
On-Site services	307,475	--	307,475

Total	535,076	--	535,076

Cost of sales
Hotline products	108,281	--	108,281
On-Site services	211,866	--	211,866

Total	320,147	--	320,147

Gross profit	214,929	--	214,929

Selling, general & administrative expenses	160,002	5,178	165,180
Restructuring and other charges	5,059	--	5,059
Intangibles amortization	1,332	--	1,332

Operating income	48,536	(5,178)	43,358

Interest expense (income), net	2,755	--	2,755
Other expenses (income), net	115	--	115

Income before provision for income taxes	45,666	(5,178)	40,488

Provision for income taxes	15,754	(2,312)	13,442

Net income	$29,912	$(2,866)	$27,046

Earnings per common share:
Basic	$1.72	$(0.17)	$1.55

Diluted	$1.68	$(0.16)	$1.52

Weighted average common shares outstanding
Basic	17,411	--	17,411

Diluted	17,845	--	17,845

Dividends per share	$0.22	$--	$0.22

Restatement Impact on the Consolidated Balance Sheets
The following tables reconcile the Company’s Consolidated Balance Sheets from the previously reported results to the restated results as of March 31, 2006. All dollar amounts are in thousands.

	March 31, 2006
	As Previously
	Reported	Adjustment	As Restated

Assets
Cash and cash equivalents	$11,207	$--	$11,207
Accounts receivable, net	116,713	--	116,713
Inventories, net	53,926	--	53,926
Costs / estimated earnings in excess of billings on uncompleted contracts	23,803	--	23,803
Deferred tax asset	8,973	--	8,973
Prepaid and other current assets	16,502	--	16,502

Total current assets	231,124	--	231,124

Property, plant and equipment, net	35,124	--	35,124
Goodwill, net	468,724	--	468,724
Intangibles:
Customer relationships, net	24,657	--	24,657
Other intangibles, net	30,783	--	30,783
Deferred tax asset	4,231	15,678	19,909
Other assets	5,091	--	5,091

Total assets	$799,734	$15,678	$815,412

Liabilities
Accounts payable	$44,943	$--	$44,943
Accrued compensation and benefits	13,954	--	13,954
Deferred revenue	22,211	--	22,211
Billings in excess of costs / estimated earnings on uncompleted contracts	8,648	--	8,648
Current maturities of long-term debt	1,049	--	1,049
Income taxes	5,924	3,587	9,511
Other liabilities	31,139	--	31,139

Total current liabilities	127,868	3,587	131,455

Long-term debt	122,673	--	122,673
Other liabilities	8,293	--	8,293

Total liabilities	258,834	3,587	262,421

Stockholders’ equity
Preferred stock	--	--	--
Common stock	25	--	25
Additional paid-in capital	362,810	55,331	418,141
Treasury stock	(296,824)	--	(296,824)
Accumulated other comprehensive income	13,036	--	13,036
Retained earnings	461,853	(43,240)	418,613

Total stockholders’ equity	540,900	12,091	552,991

Total liabilities and stockholders’ equity	$799,734	$15,678	$815,412

Restatement Impact on the Consolidated Statement of Cash Flows
The following tables reconcile the Company’s Consolidated Statements of Cash Flows from the previously reported results to the restated results for Fiscal 2006 and Fiscal 2005. All dollar amounts are in thousands.

	Year Ended March 31, 2006
	As Previously
In thousands	Reported	Adjustment	As Restated

Operating Activities
Net income	$37,358	$(6,588)	$30,770
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	13,930	--	13,930
Deferred taxes	(212)	(1,010)	(1,222)
Stock compensation expense	--	11,045	11,045
Tax impact from stock options	(3,200)	2,953	(247)
Changes in operating assets and liabilities:
Accounts receivable, net	9,369	--	9,369
Inventories, net	5,000	--	5,000
All other current assets excluding deferred tax asset	9,199	(6,400)	2,799
Liabilities exclusive of long term debt	(19,647)	--	(19,647)

Net cash provided by (used for) operating activities	$51,797	$--	$51,797

Investing Activities
Capital expenditures	$(4,115)	$--	$(4,115)
Capital disposals	1,445	--	1,445
Acquisition of businesses (payments)/recoveries	(40,682)	--	(40,682)
Prior merger-related (payments)/recoveries	(378)	--	(378)

Net cash provided by (used for) investing activities	$(43,730)	$--	$(43,730)

Financing Activities
Proceeds from borrowings	$192,882	$--	$192,882
Repayment of borrowings	(218,989)	--	(218,989)
Repayment on discounted lease rentals	(890)	--	(890)
Proceeds from exercise of options	23,320	--	23,320
Deferred financing costs	(180)	--	(180)
Payment of dividends	(4,094)	--	(4,094)
Purchase of treasury stock	(27)	--	(27)

Net cash provided by (used for) financing activities	$(7,978)	$--	$(7,978)

Foreign currency exchange impact on cash	$(474)	$--	$(474)

Increase / (decrease) in cash and cash equivalents	$(385)	$--	$(385)

Cash and cash equivalents at beginning of period	$11,592	$--	$11,592

Cash and cash equivalents at end of period	$11,207	$--	$11,207

Supplemental Cash Flow:
Cash paid for interest	$8,336	$--	$8,336
Cash paid for income taxes	17,223	--	17,223
Non-cash financing activities:
Dividends payable	1,055	--	1,055
Capital leases	1,214	--	1,214

	Year Ended March 31, 2005
	As Previously
In thousands	Reported	Adjustment	As Restated

Operating Activities
Net income	$29,912	$(2,866)	$27,046
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	7,955	--	7,955
Deferred taxes	(77)	(1,758)	(1,835)
Stock compensation expense	680	5,178	5,858
Tax impact from stock options	(3,472)	4,118	646
Changes in operating assets and liabilities:
Accounts receivable, net	8,878	--	8,878
Inventories, net	(76)	--	(76)
All other current assets excluding deferred tax asset	3,811	--	3,811
Liabilities exclusive of long term debt	4,595	(4,672)	(77)

Net cash provided by (used for) operating activities	$52,206	$--	$52,206

Investing Activities
Capital expenditures	$(3,506)	$--	$(3,506)
Capital disposals	1,187	--	1,187
Acquisition of businesses (payments)/recoveries	(102,553)	--	(102,553)
Prior merger-related (payments)/recoveries	107	--	107

Net cash provided by (used for) investing activities	$(104,765)	$--	$(104,765)

Financing Activities
Proceeds from borrowings	$238,409	$--	$238,409
Repayment of borrowings	(127,959)	--	(127,959)
Repayment on discounted lease rentals	(458)	--	(458)
Proceeds from exercise of options	7,919	--	7,919
Deferred financing costs	(1,352)	--	(1,352)
Payment of dividends	(3,847)	--	(3,847)
Purchase of treasury stock	(56,912)	--	(56,912)

Net cash provided by (used for) financing activities	$55,800	$--	$55,800

Foreign currency exchange impact on cash	$(955)	$--	$(955)

Increase / (decrease) in cash and cash equivalents	$2,286	$--	$2,286

Cash and cash equivalents at beginning of period	$9,306	$--	$9,306

Cash and cash equivalents at end of period	$11,592	$--	$11,592

Supplemental Cash Flow:
Cash paid for interest	$3,045	$--	$3,045
Cash paid for income taxes	17,064	--	17,064
Non-cash financing activities:
Dividends payable	1,011	--	1,011
Capital leases	714	--	714

Note 4: Inventories
The Company’s inventories consist of the following:

	March 31,
	2007	2006

Raw materials	$1,774	$1,426
Finished goods	93,794	66,787

Subtotal	95,568	68,213
Excess and obsolete inventory reserves	(22,761)	(14,287)

Inventory, net	$72,807	$53,926

Note 5: Property, Plant and Equipment
The Company’s property, plant and equipment consist of the following:

	March 31,
	2007	2006

Land	$2,369	$2,369
Building and improvements	27,537	26,052
Machinery	69,525	58,562

Subtotal	99,431	86,983
Accumulated depreciation	(60,380)	(51,859)

Property, plant and equipment, net	$39,051	$35,124

Depreciation expense was $12,325, $8,931 and $6,623 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.
Note 6: Goodwill
The following table summarizes changes to goodwill at the Company’s reporting units during Fiscal 2007 and Fiscal 2006.

	North
	America	Europe	All Other	Total

Balance as of March 31, 2005	$371,865	$70,734	$1,968	$444,567
Currency translation	24	(5,271)	33	(5,214)
Current period acquisitions (Note 10)	28,993	--	--	28,993
Earn-out payments	--	--	41	41
Other	116	221	--	337

Balance as of March 31, 2006	$400,998	$65,684	$2,042	$468,724
Currency translation	10	7,381	78	7,469
Current period acquisitions (Note 10)	95,911	--	--	95,911
Prior period acquisitions	(3,544)	--	--	(3,544)
Other	87	--	--	87

Balance as of March 31, 2007	$493,462	$73,065	$2,120	$568,647

At March 31, 2007, certain merger agreements provided for contingent payments (earn-out) of up to $4,588. If future operating performance goals of the acquired companies are met, goodwill will be adjusted for the amount of the contingent payments.

Note 7: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by major intangible asset class:

	March 31,
	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$7,963	$3,414	$4,549	$4,894	$1,851	$3,043
Customer relationships	71,989	3,973	68,016	25,654	997	24,657
Acquired backlog	10,783	9,813	970	3,935	3,934	1

Total	$90,735	$17,200	$73,535	$34,483	$6,782	$27,701

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$126,727	$25,453	$101,274	$70,475	$15,035	$55,440

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio obtained through business acquisitions. The Company’s definite-lived intangible assets are comprised of employee non-compete contracts, backlog and customer relationships also obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets during the period:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance as of March 31, 2005	$27,739	$4,833	$11,585	$44,157
Amortization expense	--	(4,116)	(883)	(4,999)
Currency translation	--	(24)	--	(24)
Current period acquisitions (Note 10)	--	2,351	13,955	16,306

Balance at March 31, 2006	$27,739	$3,044	$24,657	$55,440
Amortization expense	--	(7,309)	(2,976)	(10,285)
Currency translation	--	52	--	52
Current period acquisitions (Note 10)	--	8,977	39,931	48,908
Prior period acquisitions	--	755	6,404	7,159

Balance at March 31, 2007	$27,739	$5,519	$68,016	$101,274

Intangible asset amortization expense was $10,285, $4,999 and $1,332 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2007 and Fiscal 2006 (see Note 10). The recorded estimate for definite-lived intangibles of $48,908 was based on a preliminary allocation pending completion of third-party valuation. The Company recorded amortization expense of $7,542 for Fiscal 2007 for these newly-acquired definite-lived assets.
The following table details the estimated intangible amortization expense for the next five years. These estimates are based on the carrying amounts of intangible assets as of March 31, 2007 that are subject to change pending the outcome of purchase accounting related to current acquisitions:

Years Ending March 31,
2008	$6,363
2009	5,221
2010	5,092
2011	4,518
2012	4,135
Thereafter	48,206

Total	$73,535

Note 8: Indebtedness
The Company’s long-term debt consists of the following:

	March 31,
	2007	2006

Revolving credit agreement	$236,715	$121,303
Interest rate swap fair value (See Note 9)	1,734	--
Capital lease obligations	2,123	1,891
Other	42	528

Total debt	$240,614	$123,722
Less: current portion	(686)	(1,049)

Long-term debt	$239,928	$122,673

Revolving Credit Agreement - On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of March 31, 2007, the Company was in compliance with all financial covenants under the Credit Agreement.
For Fiscal 2007, the Company increased net borrowings under the Credit Agreement by approximately $115,412. The Company primarily utilized the proceeds from net borrowings to fund the acquisitions of NextiraOne and Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”) during the first quarter of Fiscal 2007, Nortech Telecommunications, Inc. (“NTI”) during the third quarter of Fiscal 2007 and ADS Telecom, Inc. (“ADS”) during the fourth quarter of Fiscal 2007 and to repurchase common stock during the second and third quarters of Fiscal 2007.
As of March 31, 2007, the Company had total debt outstanding of $240,614. Total debt was comprised of $236,715 outstanding under the credit agreement, $1,734 for the fair value of an interest rate swap, $2,123 of obligations under capital leases and $42 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for Fiscal 2007 was $284,470, $253,129 and 6.2%, respectively, compared to $173,535, $155,898 and 5.1%, respectively, for Fiscal 2006.
Capital Lease Obligations - The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest rates ranging from 3.83% to 11.73%.
Other - Other debt is comprised of various bank and third party loans secured by specific pieces of equipment and real property. The loans have remaining terms of less than one to three years with interest rates ranging from 0.0% to 5.9%.
Unused Available Borrowings - As of March 31, 2007, the Company had $4,009 outstanding in letters of credit and $69,276 available under the Credit Agreement.
At March 31, 2007, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years were as follows:

Years Ending March 31,
2008	$686
2009	714
2010	479
2011	238,688
2012	47
Total	$240,614

Note 9: Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts:
The Company enters into foreign currency forward contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2007, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Japanese yen, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona and Swiss francs, which have been designated as cash flow hedges. These contracts had a notional amount of approximately $56,719 and a fair value of $56,371 and mature within the next twenty-four months.
As of March 31, 2007, an unrecognized gain of $619 ($377 net of tax) on all open foreign currency forward contracts is included in the Company’s Consolidated Balance Sheets as a component of OCI. This unrecognized gain is expected to be credited to earnings over the life of the maturing contracts as the hedged forecasted transaction occurs and it is expected that the gain will be offset by currency losses on the items being hedged.
The Company recognized gains of $869 ($654 net of tax) and $865 into earnings on matured contracts for the fiscal years ended March 31, 2007 and 2006, respectively. There was no hedge ineffectiveness for the fiscal years ended March 31, 2007 and 2006.
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
On July 26, 2006, the Company entered into an interest rate swap which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. For Fiscal 2007, the Company recognized a loss of $1,734 related to the change in fair value of the interest rate swap included in Interest expense (income) within the Company’s Consolidated Statements of Income. The loss is recorded as a component of Long-term debt in the Company’s Consolidated Balance Sheets.
Note 10: Acquisitions
Fiscal 2007
During the fourth quarter of Fiscal 2007, the Company acquired ADS, a privately-held company based out of Orlando, FL. ADS has an active customer base which includes commercial, financial, healthcare and various government agency accounts. In connection with the ADS acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of five to 20 years.
During the third quarter of Fiscal 2007, the Company acquired NTI, a privately-held company based out of Chicago, IL. In connection with the NTI acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of five to 20 years.
The acquisitions of ADS and NTI, taken individually, did not have a material impact on the Company’s consolidated financial statements.
During the first quarter of Fiscal 2007, the Company acquired NextiraOne. The following table summarizes the value of the NextiraOne assets acquired and liabilities assumed at the date of acquisition.

At April 30, 2006

Current assets, primarily consisting of accounts receivable and inventories	$90,448
Property, plant and equipment	9,996
Other non-current assets	19,623
Intangible assets	24,100
Goodwill	73,995

Total assets acquired	$218,162

Current liabilities, primarily consisting of deferred revenue, restructuring reserve and accrued expenses	$113,705
Other non-current liabilities, primarily consisting of restructuring reserve	23,734

Total liabilities acquired	$137,439

Net assets acquired	$80,723

The following table details the amounts recorded to each major intangible asset class:

At April 30, 2006

Backlog	$6,700
Customer relationships and contracts	17,400

Total intangible assets*	$24,100

* The estimated weighted average amortization period for these definite-lived assets is 12.5 years.
The transaction resulted in $73,995 of goodwill, parts of which are deductible for tax purposes (see Note 13 for further reference). The Company paid this premium for NextiraOne in order to further expand its operational footprint in the voice and data technology markets. In addition, the purchase increased the Company’s solutions offerings, providing for a stronger worldwide technical services partner for its collective clients.
The Company paid a cash total of $97,305 for the outstanding interests in NextiraOne which included an estimate for the equity book value (total assets less total liabilities, as adjusted by the parties for certain items) as of the closing date. The actual equity book value adjustment was confirmed during the fourth quarter of Fiscal 2007 resulting in a return to the Company of $7,996. The costs of the acquisitions were funded with borrowings under the Credit Agreement described in Note 8.
Included in the total cash paid at closing was $42,143 that was allocated to escrow accounts, including a general escrow and an escrow for certain specified items regarding litigation, accounts receivable, deposits and credits, equipment leases, accounts payable, worker’s compensation and real estate leases. The amounts in escrow have been and will continue to be released to NextiraOne’s seller or to the Company in accordance with the terms of the agreements. As of March 31, 2007, $11,011 was returned to the Company related to certain items as set forth in the terms of the agreements recorded as an offset to Goodwill in the Company’s Consolidated Balance Sheets. In addition, the Company incurred $2,425 of transaction costs bringing the total purchase price for NextiraOne to $80,723 as of March 31, 2007.
After consummation of the acquisition, the Company began to integrate NextiraOne products, employees and facilities with its own. In so doing, the Company incurred $15,760 of costs related to facility consolidations and $10,766 of severance costs for the separation of approximately 300 employees. In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), these costs were properly included in the purchase price allocation for NextiraOne. The majority of the severance costs will be paid in Fiscal 2007 with certain facility costs extending through Fiscal 2014.
Also, during the first quarter of Fiscal 2007, the Company acquired NUVT. In connection with the NUVT acquisition, the Company has made a preliminary allocation of $15,648 to goodwill, parts of which are deductible for tax purposes (see Note 13 for further reference) and $18,601 to definite-lived intangible assets. The definite-lived intangible assets recorded represent the estimated fair market value of acquired backlog, customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of one to 20 years.
The allocation of the purchase price for these Fiscal 2007 acquisitions (excluding NextiraOne) is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management, with the assistance of independent valuation specialists, is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
NextiraOne and NUVT contributed On-Site services revenues of $242,251 and $57,629, respectively, during Fiscal 2007.
The following unaudited pro-forma summary presents the Company’s results of operations as if the acquisitions of NextiraOne and NUVT had occurred on April, 1 2005 and does not purport to represent what the Company’s results of operations would have been had the acquisitions occurred on such date or at the beginning of the period indicated, or to project the Company’s results of operations for any future date or period or to be a fair reflection of the assets purchased at the date of acquisition. As noted above, the acquisitions of ADS and NTI, taken individually, did not have a material impact on the Company’s consolidated financial statements, thus each acquisition is excluded from the following pro-forma summary. The pro-forma results of operations exclude the impact of nonrecurring or extraordinary adjustments, together with related income tax effects. These pro-forma results of operations do not include the effects of cost synergies and one-time nonrecurring transactions associated with the acquisition.

	Fiscal Year Ended March 31,
	2007	2006

Revenue (Pro-forma)	$1,046,956	$1,230,106
Net income from continuing operations (Pro-forma), net of tax	$33,809	$35,886
Earnings per common share (Pro-forma)
Basic	$1.93	$2.09
Diluted	$1.90	$2.05

Fiscal 2006
During the third quarter of Fiscal 2006, the Company purchased 100% of the issued and outstanding equity interests of Communication is World InterActive Networking, Inc. (“C=WIN”) and Converged Solutions Group, LLC (“CSG”). C=WIN has an active customer base which includes commercial and various government agency accounts. CSG has an active customer base which includes commercial, education, health care and various government agency accounts. The C=WIN and CSG acquisitions primarily provide planning, installation and maintenance services for voice and data network systems in 15 states. In connection with the acquisitions, the Company has allocated $6,167 and $9,620 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of four to 20 years.
During the second quarter of Fiscal 2006, the Company acquired substantially all of the assets and certain liabilities of Universal Solutions of North America, L.L.C. and related entities (“Universal”). Universal primarily provides planning, installation and maintenance services for voice and data network systems in 14 states. In connection with the acquisition, the Company has allocated $9,498 and $8,000 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements. The definite-lived intangibles are being amortized over a period of five to 20 years.
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
The results of operations of TSM, GTC, BCI, Universal, C=WIN and CSG are included in the Company’s Consolidated Statements of Income beginning on their individual acquisition dates during Fiscal 2006. The acquisitions taken individually did not have a material impact on the Company’s results of operations. The costs of the acquisitions were funded with borrowings under the Credit Agreement described in Note 8.
Fiscal 2005
On December 20, 2004, the Company signed a definitive agreement to acquire all of the outstanding shares of Norstan, Inc. (“Norstan”) common stock for $5.60 per share in cash via a tender offer and merger. On January 25, 2005, the Company completed its cash tender offer and purchased approximately 86% of the outstanding shares of Norstan common stock. Also, on January 25, 2005, the Company acquired 6,000,000 Norstan shares through the exercise of a stock option granted by Norstan. The Company’s exercise of the option resulted in the Company owning in excess of 90% of the outstanding shares of Norstan and qualified the Company to complete a short-form merger under Minnesota law. The remaining Norstan shares not acquired in the tender offer were then acquired through the short-form merger, also effected on January 25, 2005. In the merger, each share of Norstan common stock was converted into the right to receive $5.60 per share in cash, the same consideration paid for shares in the tender offer. As a result of the tender offer and merger, Norstan is now a wholly-owned subsidiary of the Company.
The following table summarizes the value of the Norstan assets acquired and liabilities assumed at the date of acquisition.

At January 25, 2005

Current assets, primarily consisting of accounts receivable and inventories	$71,141
Property, plant and equipment	12,649
Other non-current assets	18,779
Intangible assets	15,971
Goodwill	58,741

Total assets acquired	$177,281

Current liabilities, primarily consisting of deferred revenue, restructuring reserve and accrued expenses	$61,128
Other non-current liabilities, primarily consisting of restructuring reserve	8,744

Total liabilities acquired	$69,872

Net assets acquired	$107,409

The following table details the amounts recorded to each major intangible asset class:

At January 25, 2005

Non-compete agreements	$342
Backlog	3,930
Customer relationships and contracts	11,699

Total intangible assets	$15,971

The amortization period is three years for non-compete agreements, one year for backlog and 20 years for customer relationships.

The transaction resulted in $58,741 of goodwill, none of which is deductible for tax purposes. The Company paid a premium for Norstan in order to further expand its operational footprint in the voice and data technology markets. In addition, the purchase increased the Company’s solutions offerings and customer market, providing for a stronger worldwide technical services partner for its collective clients.
The Company paid a total of $77,717 for all outstanding shares through the cash tender offer and subsequent merger. The Company also paid $5,764 for all vested and unvested options and warrants outstanding at the date of the merger. In addition, the Company repaid Norstan’s credit facility outstanding at the date of the merger of $17,500 and incurred transaction costs of $6,428 directly related to the acquisition (consisting primarily of banking, key-employee change of control payments and other professional fees), bringing the total acquisition cost to approximately $102,553, net of cash acquired of $4,859. The cost of the Norstan acquisition was funded with borrowings under the Credit Agreement.
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

	Fiscal Year Ended March 31,
	2005	2004

Revenue (Pro-forma)	$716,853	$746,261
Net Income from continuing operations (Pro-forma), net of tax	$22,451	$32,732
Earnings per common share (Pro-forma)
Basic	$1.29	$1.80
Diluted	$1.26	$1.74

Norstan had an April fiscal year-end, which differed from the Company’s March year-end. However, as the difference was less than 93 days, the pro forma information compiled for Fiscal 2004 was not required to be adjusted to account for the different year-ends. For Fiscal 2005 pro forma information, the Company’s audited income statement for Fiscal 2005 (which included Norstan’s results of operations effective January 25, 2005) was combined with Norstan’s unaudited income statement for the period April 1, 2004 through January 24, 2005.
Note 11: Restructuring and Other Charges
Fiscal 2007
In connection with the acquisition of NextiraOne during the first quarter of Fiscal 2007, the Company committed to a plan of reorganization of NextiraOne’s operations. In so doing, the Company incurred $15,760 of costs related to facility consolidations and $10,766 of severance costs for the separation of approximately 300 employees. In accordance with SFAS 141, these costs were properly included in the purchase price allocation for NextiraOne. The Company paid $14,574 during Fiscal 2007 relating to such obligations, with the balance for certain facility cost payments extending through Fiscal 2014. See Note 10 for additional information.
Fiscal 2006
During the first quarter of Fiscal 2006, the Company recorded a restructuring charge of $5,290 related to staffing level adjustments and real estate consolidation in Europe and North America. This charge was in connection with the restructuring initiated during the fourth quarter of Fiscal 2005 and discussed below. The majority of restructuring costs have now been recognized with the exception of certain facility costs, which will extend through Fiscal 2012.
Fiscal 2005
During the fourth quarter of Fiscal 2005, the Company committed to a plan to right-size the organization and align the expense structure with anticipated revenues and changing market demand for its solutions and services and, as a result, recorded restructuring and other charges of $3,019. This amount was comprised of $2,406 related to real estate consolidations, such as idle facility rent obligations and the write-off of leasehold improvements and $613 relating to staffing level adjustments, including the involuntary termination of approximately 28 employees in its Europe segment. In aggregate, $2,016 and $1,003 related to North America and Europe, respectively.

Also, during the fourth quarter of Fiscal 2005, the Company recorded “Other Charges” of $2,040 related to the satisfaction of a previously disclosed litigation judgment where the Company had appealed an adverse arbitration award. By opinion filed March 9, 2005, the Court of Appeals affirmed the decision of the District Court confirming the award. This charge was comprised of $1,778 awarded to the plaintiff, which included interest, fees and costs as well as $262 of legal fees incurred by the Company previously capitalized in Goodwill. The Company accrued the award of $1,800 within Other liabilities on the Company’s Consolidated Balance Sheets. On May 6, 2005, the Company paid the award of $1,800 in satisfaction of this judgment in full.
In connection with the acquisition of Norstan during the fourth quarter of Fiscal 2005, the Company committed to a plan of reorganization of the Norstan operations. In so doing, the Company incurred severance costs of $2,887 for the separation of approximately 150 employees. In addition, the Company incurred integration costs for facility consolidations of $11,874. The majority of the severance costs were paid in Fiscal 2006 with certain facility costs extending through Fiscal 2012.
The following table summarizes the changes to the restructuring reserve during the period:

	Employee
	Severance	Facility Closures	Total

Balance at March 31, 2005	$2,789	$13,809	$16,598
Restructuring charge	3,473	1,817	5,290
Acquisition adjustments (see Note 10)	66	298	364
Asset write-downs	--	(636)	(636)
Cash expenditures	(6,068)	(4,850)	(10,918)

Balance at March 31, 2006	$260	$10,438	$10,698
Acquisition adjustments (see Note 10)	10,766	16,268	27,034
Asset write-downs	--	(391)	(391)
Cash expenditures	(8,020)	(9,893)	(17,913)

Balance at March 31, 2007	$3,006	$16,422	$19,428

Of the $19,428 above, $9,788 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended March 31, 2007.
Note 12: Operating Leases
The Company leases offices, facilities, equipment and vehicles throughout the world. While most of the leases are operating leases that expire over the next 8 years, certain vehicles and equipment are leased under capital leases that expire over the next 5 years. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.
Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued Expenses and Other liabilities in the Company’s Consolidated Balance Sheets. Rent expense was $23,381, $16,059 and $12,484 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.
The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2007 are as follows:

Years Ending March 31,

2008	$30,511
2009	22,969
2010	13,660
2011	9,125
2012	6,041
Thereafter through 2015	3,561

Total minimum lease payments	$85,867

In connection with the NextiraOne acquisition, the Company obtained various contractual obligations in the form of operating leases for facilities and vehicles of approximately $35,120 at the acquisition date. The remaining balance for those contractual obligations is included within the total minimum lease payments provided above.
Of the total minimum lease payments provided above, $16,268 relates to future payments for facility consolidations that have been previously recognized within the Company’s Consolidated Statements of Income or were derived from the Company’s acquisitions, the amount of which is included in the opening balance sheet for that acquisition.

Note 13: Income Taxes
The domestic and foreign components of pre-tax income from continuing operations for the years ended March 31 are as follows:

	March 31,
		(As Restated)	(As Restated)
	2007	2006	2005

Domestic	$27,523	$29,186	$30,595
Foreign	27,377	16,805	9,893

Consolidated	$54,900	$45,991	$40,488

The provision / (benefit) for income tax charged to continuing operations for the years ended March 31 are as follows:

	March 31,
		(As Restated)	(As Restated)
	2007	2006	2005

Current:
Federal	$12,598	$11,506	$12,784
State	1,363	1,230	1,118
Foreign	4,384	5,038	3,449

Total current	18,345	17,774	17,351
Deferred	946	(2,553)	(3,909)

Total provision for income taxes	$19,291	$15,221	$13,442

Reconciliations between income taxes from continuing operations computed using the federal statutory income tax rate and the Company’s effective tax rate for the years ended March 31 are as follows:

	March 31,
		(As Restated)	(As Restated)
	2007	2006	2005

Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign taxes, net of foreign tax credits	(1.3)	--	0.7
Effect of permanent book / tax differences	(0.1)	2.7	1.1
State income taxes, net of federal benefit	1.8	(0.2)	(1.5)
Valuation allowance	0.9	(3.1)	(3.0)
Other, net	(1.2)	(1.3)	0.9

Effective tax rate	35.1%	33.1%	33.2%

The components of current and long-term deferred tax liabilities/assets at March 31 are as follows:

	March 31,
		(As Restated)
	2007	2006

Deferred Tax Liabilities:
Tradename and trademarks	$10,035	$9,684
Amortization of intangibles	11,244	8,940
Unremitted earnings of foreign subsidiaries	3,080	2,109
Basis of fixed assets	2	4,586
Other prepaid items	341	22

Gross deferred tax liabilities	24,702	25,341

Deferred Tax Assets:
Net operating losses	17,172	16,519
Restructuring reserves	13,533	6,462
Outsourced leases	22	6,403
Basis of finished goods inventory	9,515	3,166
Reserve for bad debts	5,452	2,796
Miscellaneous accrued expenses	3,452	230
Foreign tax credit carry-forwards	2,569	2,109
Accrued employee costs	767	1,093
Foreign exchange	438	719
Unexercised stock options	17,285	15,678

Gross deferred tax assets	70,205	55,175
Valuation allowance	(1,460)	(952)

Net deferred tax assets	68,745	54,223

Net deferred tax assets/(liabilities)	$44,043	$28,882

At March 31, 2007, the Company had $4,861, $75,008 and $30,993 of federal, state and foreign gross net operating loss carry-forwards, respectively. As a result of the Company’s reorganization in 1992 and concurrent ownership change and the Company’s acquisition of Norstan, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) limits the amount of net operating losses available to the Company to approximately $3,565 per year. The federal net operating loss carry-forwards expire in Fiscal 2021. The state net operating loss carry-forwards expire at various times through Fiscal 2027 and the foreign net operating loss carry-forwards expire at various times through Fiscal 2017, with the exception of $274 for Austria, $138 for Belgium, $3,341 for Brazil, $110 for Denmark and $1,675 for France, which have no expirations.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $1,460 for certain state and foreign net operating loss carry-forwards anticipated to produce no tax benefit. The valuation allowance was increased in Fiscal 2007 by $508 in order to reflect the inability to use certain state net operating loss carry-forwards.
In connection with the acquisitions of NextiraOne, NUVT, NTI and ADS, the Company acquired approximately $96,000 of goodwill. The Company believes that $65,549 will be recognized as a tax deduction over the next 15 years. In addition, the Company recorded approximately $19,197 of deferred tax assets related to purchase accounting.
In general, except for certain earnings in Japan and earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $13,796 based on exchange rates at March 31, 2007. However, additional taxes could be necessary if future foreign earnings were loaned to the parent, if the foreign subsidiaries declare dividends to the U.S. parent or the Company should sell its stock in the subsidiaries.
During Fiscal 2007, the Internal Revenue Service (“IRS”) commenced examination of the Company’s U.S. federal income tax return for Fiscal 2004 and Fiscal 2005. The IRS has not yet proposed an adjustment to the Company’s filing position in connection with this examination. Upon completion of this examination, it is reasonably possible that the total amount of recognized and unrecognized benefits may change. Any change would impact the effective rate. However, an estimate of the tax impact on the effective tax rate for any potential adjustment cannot be made at this time.
See Note 20 for subsequent events and the related impact on the Company’s income taxes.

Note 14: Incentive Compensation Plans
Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $4,562, $5,431 and $1,123 under their variable compensation plans for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.
Profit Sharing and Savings Plan (“the plans”)
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the plans, which are partially matched by the Company. The Company recorded expense of $3,569, $3,532 and $2,243 for these plans during Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.
Stock-Based Compensation
The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of March 31, 2007, the Employee Plan is authorized to issue stock options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of common stock. The Employee Plan provides that options are to be granted by a committee appointed by the Board to key employees of the Company; such stock options generally become exercisable in equal amounts over a three-year period. As of March 31, 2007, the Director Plan is authorized to issue stock options and SARs for up to 270,000 shares of common stock. The Director Plan provides that options are to be granted by the Board or a committee appointed by the Board; such options generally become exercisable in equal amounts over a three-year period. No SARs have been issued under either plan.
Stock-based compensation expense includes (i) compensation expense for share-based awards granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). During Fiscal 2007, the Company recognized compensation expense of $9,308 ($6,050 net of tax) or $0.34 per diluted share which is recorded in Selling, general & administrative expenses on the Company’s Consolidated Statements of Income.
As a result of the Restatement, the Company has restated its stock-based compensation expense recognized under the intrinsic value method (APB 25) for the fiscal years ended March 31, 2006 and 2005. The following table reconciles the Company’s stock-based compensation expense from the previously-reported results to the restated results for the fiscal years ended March 31, 2006 and 2005.

	Stock-Based Compensation Expense, Pre-Tax
	(As Previously
For the fiscal years ended March 31,	Reported)	Adjustment	(As Restated)

2006	$--	$11,045	$11,045
2005	680	5,178	5,858

As noted above, the restated stock-based compensation expense for the fiscal years ended March 31, 2006 and 2005 was $11,045 ($7,234 net of tax), or approximately $0.41 per diluted share, and $5,858 ($3,834 net of tax), or approximately $0.21 per diluted share, respectively.
The following table summarizes the activity of the Company’s stock options as of and for the fiscal years ended March 31, 2007, 2006 and 2005.

	2007		2006		2005
		Weighted-		Weighted-
		Average		Average		Weighted-
		Exercise		Exercise		Average
		Price (per		Price (per		Exercise Price
Shares in thousands	Shares	share)	Shares	share)	Shares	(per share)

Outstanding at beginning of period	5,055	$38.28	4,780	$37.14	4,414	$36.40
Granted	70	39.12	1,256	38.51	924	34.86
Exercised	(435)	34.42	(753)	30.95	(381)	20.78
Forfeited or expired	(69)	38.71	(228)	39.84	(177)	42.01

Outstanding at end of period	4,621	$38.66	5,055	$38.28	4,780	$37.14
Exercisable at end of period	4,130	$39.12	4,247	$39.07	3,143	$37.33
Weighted average fair value of options granted during the period using Black-Scholes option pricing model		$17.88		$22.79		$21.03

The total intrinsic value of options exercised during Fiscal 2007, Fiscal 2006 and Fiscal 2005, was $3,597, $10,931, and $8,870, respectively. See Note 20 for subsequent events and the related impact on the Company’s outstanding stock options.
The following table summarizes certain information regarding the Company’s non-vested shares as of and for the period ending March 31, 2007.

	Number of	Weighted-
	Shares (in	Average Grant-
	000’s)	Date Fair Value

Non-vested as of 4/1/06	808	$19.59
Granted	65	17.82
Forfeited	(366)	19.69
Vested	(17)	20.87

Non-vested as of 3/31/07	490	19.29

The weighted average fair value of stock options granted during the period and the stock-based compensation expense recognized during Fiscal 2007 were based on the Black-Scholes option pricing model using the following weighted average assumptions.

Fiscal 2007

Expected life (in years)	5.7
Risk free interest rate	4.18%
Annual forfeiture rate	1.53%
Volatility	45.47%
Dividend yield	0.60%

The following table summarizes certain information regarding the Company’s outstanding stock options at March 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
	Shares	Average	Weighted	Average	Shares	Average	Weighted	Average
Range of	Out-	Remaining	Average	Intrinsic	Exer-	Remaining	Average	Intrinsic
Exercise	standing	Contractual	Exercise	Value	cisable	Contractual	Exercise	Value
Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Life (Years)	Price	(000’s)

$19.95 - $26.60	257	1.3	$21.85	$3,715	257	1.3	$21.85	$3,715
$26.60 - $33.25	315	1.9	30.14	1,936	314	1.9	30.14	1,936
$33.25 - $39.90	1,777	8.0	37.18	1,678	1,287	8.2	38.10	754
$39.90 - $46.55	2,114	4.6	42.40	—	2,114	4.6	42.40	—
$46.55 - $53.20	154	2.6	49.39	—	154	2.6	49.39	—
$53.20 - $59.85	2	2.8	55.88	—	2	2.8	55.88	—
$59.85 - $66.50	2	2.7	63.22	—	2	2.7	63.22	—

$19.95 - $66.50	4,621	5.5	$38.66	$7,329	4,130	5.2	$39.12	$6,405

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., average of the open and close of the common stock) on March 31, 2007 of $36.29, which would have been received by the option holders had all option holders exercised their options as of that date. As of March 31, 2007, there was approximately $4,281 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a weighted average period of 2.5 years.
Pro forma Information
The Company adopted SFAS 123(R) using the modified prospective transition method. The modified prospective transition method requires the Company to provide pro forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. The following table illustrates the pro forma effect on Net Income (Loss) and Net Income (Loss) per share prior to the adoption of SFAS 123(R). This table only shows pro forma amounts for Fiscal 2006 and Fiscal 2005 since the Company adopted the fair value recognition provisions of SFAS 123(R) on April 1, 2006 and, therefore, compensation expenses are recognized in the Consolidated Statements of Income for all share-based payments granted prior to, but not yet vested as of, March 31, 2006. Per share amounts may not total due to rounding.

	Years Ended March 31,
	(As Restated)	(As Restated)
	2006	2005

Net income (Loss) - As reported	$30,770	$27,046
Plus: Stock-based compensation expense included in reported net income, net of related tax	11,045	5,623
Less: Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(43,420)	(21,724)

Net Income (Loss) - Pro-forma	$(1,605)	$10,945

Earnings per common share
Basic — as reported	$1.79	$1.55
Basic — pro-forma	$(0.09)	$0.63

Diluted — as reported	$1.75	$1.52
Diluted — pro-forma	$(0.09)	$0.61

On October 31, 2005, in response to the issuance of SFAS 123(R), the Compensation Committee authorized the acceleration of the vesting of all of the Company’s outstanding out-of-the-money unvested stock options held by current employees, including officers and directors. Approximately 405,224 options that would otherwise have vested from time to time over the next three years became immediately exercisable. Such stock options had an exercise price greater than $39.77, the approximate fair market value of the common stock on October 31, 2005. The accelerated vesting of these options increased the pro-forma compensation expense for the three months ended December 31, 2005 by approximately $4,217, net of tax.
The Company issued options, with a stated grant date of October 31, 2005, to purchase approximately 989,700 shares of common stock which were granted fully vested, the effect of which increased the pro-forma compensation expense for Fiscal 2006 by approximately $14,656, net of tax.
The following tables reconcile the pro-forma information required by SFAS 123(R) from the previously reported results to the restated results for Fiscal 2006 and Fiscal 2005. All dollar amounts are in thousands, except per share amounts. Per share amounts may not total due to rounding.

	Fiscal Year ended March 31, 2006
	As
	previously
	reported	Adjustment	As Restated

Net income (Loss) - As reported	$37,358	$(6,588)	$30,770
Plus: Stock-based compensation expense included in reported net income, net of related tax	--	11,045	11,045
Less: Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(23,972)	(19,448)	(43,420)

Net Income (Loss) - Pro-forma	$13,386	$(14,991)	$(1,605)

Earnings per common share
Basic – as reported	$2.18	$(0.39)	$1.79
Basic – pro-forma	$0.78	$(0.87)	$(0.09)

Diluted – as reported	$2.13	$(0.38)	$1.75
Diluted – pro-forma	$0.76	$(0.85)	$(0.09)

	Fiscal Year ended March 31, 2005
	As
	previously
	reported	Adjustment	As Restated

Net income (Loss) - As reported	$29,912	$(2,866)	$27,046
Plus: Stock-based compensation expense included in reported net income, net of related tax	445	5,178	5,623
Less: Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(9,492)	(12,232)	(21,724)

Net Income (Loss) - Pro-forma	$20,865	$(9,920)	$10,945

Earnings per common share
Basic – as reported	$1.72	$(0.17)	$1.55
Basic – pro-forma	$1.20	$(0.57)	$0.63

Diluted – as reported	$1.68	$(0.16)	$1.52
Diluted – pro-forma	$1.17	$(0.56)	$0.61

During the second quarter of Fiscal 2005, the Company recorded compensation expense as a result of a modification to a retiring director’s stock option agreements. The Company recorded non-cash stock-based compensation expense of $680 ($445 net of tax) that was recorded as a component of Selling, general & administrative expense.
The pro forma impacts computed above were based on the Black-Scholes option pricing model using the following weighted average assumptions.

	Year Ended March 31,
	2006	2005

Expected life (in years)	5.6	5.1
Risk free interest rate	4.2%	3.5%
Volatility	49.0%	60.0%
Dividend yield	0.6%	0.6%

Note 15: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations:

	March 31,
		(As Restated)	(As Restated)
	2007	2006	2005

Net income, as reported	$35,609	$30,770	$27,046

Weighted average common shares outstanding (basic)	17,512	17,164	17,411
Effect of dilutive securities from employee stock options	296	380	434

Weighted average common shares outstanding (diluted)	17,808	17,544	17,845

Basic earnings per common share	$2.03	$1.79	$1.55
Dilutive earnings per common share	$2.00	$1.75	$1.52

The Weighted Average Common Shares Outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,246,215, 1,287,219 and 875,060 non-dilutive stock options outstanding during Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively that are not included in the corresponding period Weighted Average Common Shares Outstanding (diluted) computation.
Note 16: Repurchase of Common Stock
Fiscal 2007 - During Fiscal 2007, the Company repurchased 500,712 shares of its common stock for an aggregate purchase price of $20,209, or an average purchase price per share of $40.36.
Fiscal 2006 - During Fiscal 2006, the Company repurchased 565 shares of its common stock for an aggregate purchase price of $27, or an average purchase price per share of $47.45.
Fiscal 2005 - During Fiscal 2005, the Company repurchased 1,400,486 shares of its common stock for an aggregate purchase price of $56,912, or an average purchase price per share of $40.64.

Since the inception of the repurchase program in April 1999 through March 31, 2007, the Company has repurchased 7,436,111 shares for an aggregate purchase price of $317,033, or an average purchase price per share of $42.63. As of March 31, 2007, 1,063,889 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Company’s Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.
Note 17: Commitments and Contingencies
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
As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, is conducting an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of this Form 10-K for more information regarding this and related matters.
On September 20, 2006, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. In connection with this normal recurring audit, the IRS has requested certain documentation with respect to stock options for the Company’s 2004 and 2005 tax years. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests.
At the conclusion of these regulatory matters, the Company could be subject to additional taxes, fines, penalties or other costs which could be material.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed a consolidated amended complaint on January 29, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before September 4, 2007. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company has made a claim for such costs under an insurance policy.
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
Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties. As of March 31, 2007 and 2006, the Company has recorded a warranty reserve of $4,214 and $1,383, respectively.

There has been no significant or unusual activity during Fiscal 2007 other than the acquisitions as discussed in Note 10.
Note 18: Segment Reporting
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
The following table presents financial information about the Company’s reportable segments by geographic region:

	March 31,
		(As Restated)	(As Restated)
	2007	2006	2005

North America
Revenues	$850,088	$564,700	$355,013
Operating income	49,481	42,505	21,620
Depreciation	11,742	8,012	5,144
Amortization	10,156	4,472	878
Segment assets (as of March 31)	1,007,695	761,424	719,936

Europe
Revenues	$129,278	$120,051	$142,838
Operating income	16,442	5,518	13,639
Depreciation	498	671	1,213
Amortization	91	491	398
Segment assets (as of March 31)	139,531	116,717	134,982

All Other
Revenues	$36,944	$36,584	$37,225
Operating income	7,426	7,127	8,099
Depreciation	85	248	266
Amortization	38	36	56
Segment assets (as of March 31)	17,318	16,416	15,357

The sum of the segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets for the periods referenced below:

	March 31,
		(As Restated)	(As Restated)
	2007	2006	2005

Segment assets for North America, Europe and All Other	$1,164,544	$894,557	$870,275
Corporate eliminations	(74,453)	(79,145)	(83,211)

Total consolidated assets	$1,090,091	$815,412	$787,064

The following table presents financial information about the Company by service type:

	March 31,
	2007	2006	2005

Data Services
Revenues	$182,129	$196,585	$200,935
Gross Profit	55,598	57,068	59,354

Voice Services
Revenues	$611,278	$310,804	$106,540
Gross Profit	209,268	119,556	36,255

Hotline Services
Revenues	$222,903	$213,946	$227,601
Gross Profit	109,123	105,726	119,320

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

Note 19: Quarterly Data (Unaudited)
The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Income for Fiscal 2007 and Fiscal 2006. All dollar amounts are in thousands, except per share amounts. Earnings per share data may not compute due to rounding.

	Fiscal Year 2007 (Unaudited)
	(As Restated)	(As Restated)
	1Q07	2Q07	3Q07	4Q07	FY07

Revenues
Hotline products	$52,225	$55,063	$57,770	$57,845	$222,903
On-Site services	178,170	216,262	207,036	191,939	793,407

Total	230,395	271,325	264,806	249,784	1,016,310

Cost of sales
Hotline products	25,461	27,847	29,887	30,585	113,780
On-Site services	119,090	144,442	138,234	126,775	528,541

Total	144,551	172,289	168,121	157,360	642,321

Gross profit	85,844	99,036	96,685	92,424	373,989

Selling, general & administrative expenses	70,202	73,599	73,940	72,614	290,355
Restructuring and other charges	--	--	--	--	--
Intangibles Amortization	1,506	1,931	2,677	4,171	10,285

Operating income	14,136	23,506	20,068	15,639	73,349

Interest expense (income), net	3,640	5,521	4,061	5,185	18,407
Other expenses (income), net	115	72	(122)	(23)	42

Income before provision for income taxes	10,381	17,913	16,129	10,477	54,900

Provision for income taxes	3,568	6,238	5,636	3,849	19,291

Net income	$6,813	$11,675	$10,493	$6,628	$35,609

Earnings per common share:
Basic	$0.39	$0.67	$0.60	$0.38	$2.03
Diluted	$0.37	$0.66	$0.59	$0.37	$2.00

	Fiscal Year 2006 (Unaudited)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	1Q06	2Q06	3Q06	4Q06	FY06

Revenues
Hotline products	$53,452	$54,056	$52,771	$53,667	$213,946
On-Site services	125,830	130,994	129,364	121,201	507,389

Total	179,282	185,050	182,135	174,868	721,335

Cost of sales
Hotline products	25,874	26,829	26,308	29,209	108,220
On-Site services	82,468	84,339	82,425	81,533	330,765

Total	108,342	111,168	108,733	110,742	438,985

Gross profit	70,940	73,882	73,402	64,126	282,350

Selling, general & administrative expenses	52,040	51,773	52,872	60,226	216,911
Restructuring and other charges	5,290	--	--	--	5,290
Intangibles Amortization	1,558	1,328	1,349	764	4,999

Operating income	12,052	20,781	19,181	3,136	55,150

Interest expense (income), net	1,959	2,330	2,397	2,437	9,123
Other expenses (income), net	(75)	40	114	(43)	36

Income before provision for income taxes	10,168	18,411	16,670	742	45,991

Provision for income taxes	3,452	6,296	5,631	(158)	15,221

Net income	$6,716	$12,115	$11,039	$900	$30,770

Earnings per common share:
Basic	$0.40	$0.71	$0.64	$0.05	$1.79
Diluted	$0.39	$0.70	$0.62	$0.05	$1.75

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
The Company’s management concluded, with the concurrence of the Audit Committee, that the impact of the Italian Operations Adjustment was not material to the Company’s consolidated financial statements for any interim or annual period between Fiscal 2003 through Fiscal 2006. In reaching this conclusion, the Company reviewed and analyzed the SEC’s Staff Accounting Bulletin No. 99, “Materiality,” in order to determine that the impact was not material on a quantitative or qualitative basis to any one period. As a result, the Company recorded a cumulative adjustment in the fourth quarter of Fiscal 2006.

Restatement Impact on the Quarterly (Unaudited) Consolidated Statements of Income
The following tables reconcile the Company’s Quarterly (Unaudited) Consolidated Statements of Income from the previously reported results to the restated results for Fiscal Years Ended March 31, 2007 and 2006. All dollar amounts are in thousands, except per share amounts. Per share amounts may not total due to rounding.

	Three Month Period Ended September 30, 2006 (Unaudited)
	As Previously
In thousands, except per share amounts	Reported	Adjustment	As Restated

Revenues
Hotline products	$55,063	$--	$55,063
On-Site services	216,262	--	216,262

Total	271,325	--	271,325

Cost of sales
Hotline products	27,847	--	27,847
On-Site services	144,442	--	144,442

Total	172,289	--	172,289

Gross profit	99,036	--	99,036

Selling, general & administrative expenses	72,784	815	73,599
Restructuring and other charges	--	--	--
Intangibles amortization	1,931	--	1,931

Operating income	24,321	(815)	23,506

Interest expense (income), net	4,126	1,395	5,521
Other expenses (income), net	72	--	72

Income before provision for income taxes	20,123	(2,210)	17,913

Provision for income taxes	7,044	(806)	6,238

Net income	$13,079	$(1,404)	$11,675

Earnings per common share:
Basic	$0.75	$(0.08)	$0.67
Diluted	$0.74	$(0.08)	$0.66

	Three Month Period Ended June 30, 2006 (Unaudited)
	As Previously
In thousands, except per share amounts	Reported	Adjustment	As Restated

Revenues
Hotline products	$52,225	$--	$52,225
On-Site services	178,170	--	178,170

Total	230,395	--	230,395

Cost of sales
Hotline products	25,461	--	25,461
On-Site services	119,090	--	119,090

Total	144,551	--	144,551

Gross profit	85,844	--	85,844

Selling, general & administrative expenses	68,573	1,629	70,202
Restructuring and other charges	--	--	--
Intangibles amortization	1,506	--	1,506

Operating income	15,765	(1,629)	14,136

Interest expense (income), net	3,640	--	3,640
Other expenses (income), net	115	--	115

Income before provision for income taxes	12,010	(1,629)	10,381

Provision for income taxes	4,203	(635)	3,568

Net income	$7,807	$(994)	$6,813

Earnings per common share:
Basic	$0.44	$(0.05)	$0.39
Diluted	$0.43	$(0.06)	$0.37

	Three Month Period Ended March 31, 2006 (Unaudited)
	As Previously
In thousands, except per share amounts	Reported	Adjustment	As Restated

Revenues
Hotline products	$53,667	$--	$53,667
On-Site services	121,201	--	121,201

Total	174,868	--	174,868

Cost of sales
Hotline products	29,209	--	29,209
On-Site services	81,533	--	81,533

Total	110,742	--	110,742

Gross profit	64,126	--	64,126

Selling, general & administrative expenses	53,858	6,368	60,226
Restructuring and other charges	--	--	--
Intangibles amortization	764	--	764

Operating income	9,504	(6,368)	3,136

Interest expense (income), net	2,437	--	2,437
Other expenses (income), net	(43)	--	(43)

Income before provision for income taxes	7,110	(6,368)	742

Provision for income taxes	2,454	(2,612)	(158)

Net income	$4,656	$(3,756)	$900

Earnings per common share:
Basic	$0.26	$(0.21)	$0.05
Diluted	$0.26	$(0.21)	$0.05

	Three Month Period Ended December 31, 2005 (Unaudited)
	As Previously
In thousands, except per share amounts	Reported	Adjustment	As Restated

Revenues
Hotline products	$52,771	$--	$52,771
On-Site services	129,364	--	129,364

Total	182,135	--	182,135

Cost of sales
Hotline products	26,308	--	26,308
On-Site services	82,425	--	82,425

Total	108,733	--	108,733

Gross profit	73,402	--	73,402

Selling, general & administrative expenses	50,441	2,431	52,872
Restructuring and other charges	--	--	--
Intangibles amortization	1,349	--	1,349

Operating income	21,612	(2,431)	19,181

Interest expense (income), net	2,397	--	2,397
Other expenses (income), net	114	--	114

Income before provision for income taxes	19,101	(2,431)	16,670

Provision for income taxes	6,590	(959)	5,631

Net income	$12,511	$(1,472)	$11,039

Earnings per common share:
Basic	$0.72	$(0.08)	$0.64
Diluted	$0.70	$(0.08)	$0.62

	Three Month Period Ended October 1, 2005 (Unaudited)
	As Previously
In thousands, except per share amounts	Reported	Adjustment	As Restated

Revenues
Hotline products	$54,056	$--	$54,056
On-Site services	130,994	--	130,994

Total	185,050	--	185,050

Cost of sales
Hotline products	26,829	--	26,829
On-Site services	84,339	--	84,339

Total	111,168	--	111,168

Gross profit	73,882	--	73,882

Selling, general & administrative expenses	50,647	1,126	51,773
Restructuring and other charges	--	--	--
Intangibles amortization	1,328	--	1,328

Operating income	21,907	(1,126)	20,781

Interest expense (income), net	2,330	--	2,330
Other expenses (income), net	40	--	40

Income before provision for income taxes	19,537	(1,126)	18,411

Provision for income taxes	6,740	(444)	6,296

Net income	$12,797	$(682)	$12,115

Earnings per common share:
Basic	$0.75	$(0.04)	$0.71
Diluted	$0.74	$(0.04)	$0.70

	Three Month Period Ended July 2, 2005 (Unaudited)
	As Previously
In thousands, except per share amounts	Reported	Adjustment	As Restated

Revenues
Hotline products	$53,452	$--	$53,452
On-Site services	125,830	--	125,830

Total	179,282	--	179,282

Cost of sales
Hotline products	25,874	--	25,874
On-Site services	82,468	--	82,468

Total	108,342	--	108,342

Gross profit	70,940	--	70,940

Selling, general & administrative expenses	50,920	1,120	52,040
Restructuring and other charges	5,290	--	5,290
Intangibles amortization	1,558	--	1,558

Operating income	13,172	(1,120)	12,052

Interest expense (income), net	1,959	--	1,959
Other expenses (income), net	(75)	--	(75)

Income before provision for income taxes	11,288	(1,120)	10,168

Provision for income taxes	3,894	(442)	3,452

Net income	$7,394	$(678)	$6,716

Earnings per common share:
Basic	$0.44	$(0.04)	$0.40
Diluted	$0.43	$(0.04)	$0.39

The following tables represent summary Quarterly (Unaudited) Consolidated Balance Sheets for Fiscal 2007 and Fiscal 2006. All dollar amounts are in thousands.

	(As Restated)	(As Restated)
	June 30, 2006	September 30, 2006	December 30, 2006	March 31,
	(Unaudited)	(Unaudited)	(Unaudited)	2007

Assets
Cash and cash equivalents	$14,360	$15,758	$15,362	$17,157
Accounts receivable, net	172,315	185,333	184,403	161,733
Inventories, net	68,243	71,877	74,077	72,807
Costs / estimated earnings in excess of billings on uncompleted contracts	55,400	56,553	59,200	61,001
Deferred tax asset	8,873	9,489	10,456	10,562
Prepaid and other current assets	28,662	27,606	26,045	20,495

Total current assets	347,853	366,616	369,543	343,755

Property, plant and equipment, net	39,029	41,595	39,252	39,051
Goodwill, net	593,188	586,273	588,556	568,647
Intangibles:
Customer relationships, net	54,036	53,996	55,962	68,016
Other intangibles, net	35,471	34,799	36,493	33,258
Deferred tax asset	19,065	18,526	17,920	33,481
Other assets	4,969	4,343	4,192	3,883

Total assets	$1,093,611	$1,106,148	$1,111,918	$1,090,091

Liabilities
Accounts payable	$73,753	$87,127	$75,982	$74,727
Accrued compensation and benefits	25,644	20,656	23,443	21,811
Deferred revenue	53,365	51,120	48,998	35,630
Billings in excess of costs / estimated earnings on uncompleted contracts	15,483	20,571	21,444	19,027
Current maturities of long-term debt	704	608	587	686
Income taxes	9,887	11,818	60,428	13,430
Other liabilities	68,344	64,780	11,782	61,385

Total current liabilities	247,180	256,680	242,664	226,696

Long-term debt	243,886	251,945	253,938	239,928
Other liabilities	31,509	27,708	26,754	23,771

Total liabilities	522,575	536,333	523,356	490,395

Stockholders’ equity
Preferred Stock	--	--	--	--
Common Stock	25	25	25	25
Additional paid-in capital	424,141	430,061	437,096	441,283
Treasury stock	(296,824)	(314,411)	(317,030)	(317,033)
Accumulated other comprehensive income	19,329	19,141	24,025	25,399
Retained earnings	424,365	434,999	444,446	450,022

Total stockholders’ equity	571,036	569,815	588,562	599,696

Total liabilities and stockholders’ equity	$1,093,611	$1,106,148	$1,111,918	$1,090,091

	(As Restated)	(As Restated)	(As Restated)
	July 2, 2005	October 1, 2005	December 31, 2005	(As Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	March 31, 2006

Assets
Cash and cash equivalents	$11,008	$11,925	$12,143	$11,207
Accounts receivable, net	115,141	131,757	125,632	116,713
Inventories, net	52,454	53,154	53,448	53,926
Costs / estimated earnings in excess of billings on uncompleted contracts	29,770	24,052	28,093	23,803
Deferred tax asset	10,031	10,496	11,084	8,973
Prepaid and other current assets	17,877	19,228	18,483	16,502

Total current assets	236,281	250,612	248,883	231,124

Property, plant and equipment, net	36,173	36,330	36,117	35,124
Goodwill, net	448,993	457,362	468,871	468,724
Intangibles:
Customer relationships, net	14,257	19,807	24,333	24,657
Other intangibles, net	32,572	31,596	31,240	30,783
Deferred tax asset	18,382	18,642	17,719	19,909
Other assets	4,728	4,548	4,480	5,091

Total assets	$791,386	$818,897	$831,643	$815,412

Liabilities
Accounts payable	$32,647	$38,301	$39,487	$44,943
Accrued compensation and benefits	13,833	11,382	12,650	13,954
Deferred revenue	22,401	21,931	21,473	22,211
Billings in excess of costs / estimated earnings on uncompleted contracts	10,821	11,472	11,604	8,648
Current maturities of long-term debt	981	576	716	1,049
Income taxes	11,763	13,331	12,600	9,511
Other liabilities	40,472	44,018	44,933	31,139

Total current liabilities	132,918	141,011	143,463	131,455

Long-term debt	150,903	149,308	141,304	122,673
Other liabilities	9,107	8,629	8,142	8,293

Total liabilities	292,928	298,948	292,909	262,421

Stockholders’ equity
Preferred Stock	--	--	--	--
Common Stock	24	24	24	25
Additional paid-in capital	384,598	394,219	405,618	418,141
Treasury stock	(296,797)	(296,807)	(296,811)	(296,824)
Accumulated other comprehensive income	12,946	13,739	11,135	13,036
Retained earnings	397,687	408,774	418,768	418,613

Total stockholders’ equity	498,458	519,949	538,734	552,991

Total liabilities and stockholders’ equity	$791,386	$818,897	$831,643	$815,412

Restatement Impact on the Quarterly (Unaudited) Consolidated Balance Sheets
The following tables reconcile the Company’s Quarterly (Unaudited) Consolidated Balance Sheets from the previously reported results to the restated results for the periods ended September 30 and June 30 of 2006 and December 31, October 1 and July 2 of 2005. See Note 3 for reference to the reconciliation from the previously reported results to the restated results for the period ended March 31, 2006. All dollar amounts are in thousands.

	September 30, 2006 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Assets
Cash and cash equivalents	$15,758	$--	$15,758
Accounts receivable, net	185,333	--	185,333
Inventories, net	71,877	--	71,877
Costs / estimated earnings in excess of billings on uncompleted contracts	56,553	--	56,553
Deferred tax asset	9,489	--	9,489
Prepaid and other current assets	27,606	--	27,606

Total current assets	366,616	--	366,616

Property, plant and equipment, net	41,595	--	41,595
Goodwill, net	586,273	--	586,273
Intangibles:
Customer relationships, net	53,996	--	53,996
Other intangibles, net	34,799	--	34,799
Deferred tax asset	2,654	15,872	18,526
Other assets	4,343	--	4,343

Total assets	$1,090,276	$15,872	$1,106,148

Liabilities
Accounts payable	$87,127	$--	$87,127
Accrued compensation and benefits	20,656	--	20,656
Deferred revenue	51,120	--	51,120
Billings in excess of costs / estimated earnings on uncompleted contracts	20,571	--	20,571
Current maturities of long-term debt	608	--	608
Income taxes	8,719	3,099	11,818
Other liabilities	64,780	--	64,780

Total current liabilities	253,581	3,099	256,680

Long-term debt	251,945	--	251,945
Other liabilities	27,708	--	27,708

Total liabilities	533,234	3,099	536,333

Stockholders’ equity
Preferred Stock	--	--	--
Common Stock	25	--	25
Additional paid-in capital	373,045	57,016	430,061
Treasury stock	(314,411)	--	(314,411)
Accumulated other comprehensive income	17,746	1,395	19,141
Retained earnings	480,637	(45,638)	434,999

Total stockholders’ equity	557,042	12,773	569,815

Total liabilities and stockholders’ equity	$1,090,276	$15,872	$1,106,148

	June 30, 2006 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Assets
Cash and cash equivalents	$14,360	$--	$14,360
Accounts receivable, net	172,315	--	172,315
Inventories, net	68,243	--	68,243
Costs / estimated earnings in excess of billings on uncompleted contracts	55,400	--	55,400
Deferred tax asset	8,873	--	8,873
Prepaid and other current assets	28,662	--	28,662

Total current assets	347,853	--	347,853

Property, plant and equipment, net	39,029	--	39,029
Goodwill, net	593,188	--	593,188
Intangibles:
Customer relationships, net	54,036	--	54,036
Other intangibles, net	35,471	--	35,471
Deferred tax asset	3,189	15,876	19,065
Other assets	4,969	--	4,969

Total assets	$1,077,735	$15,876	$1,093,611

Liabilities
Accounts payable	$73,753	$--	$73,753
Accrued compensation and benefits	25,644	--	25,644
Deferred revenue	53,365	--	53,365
Billings in excess of costs / estimated earnings on uncompleted contracts	15,483	--	15,483
Current maturities of long-term debt	704	--	704
Income taxes	6,300	3,587	9,887
Other liabilities	68,344	--	68,344

Total current liabilities	243,593	3,587	247,180

Long-term debt	243,886	--	243,886
Other liabilities	31,509	--	31,509

Total liabilities	518,988	3,587	522,575

Stockholders’ equity
Preferred Stock	--	--	--
Common Stock	25	--	25
Additional paid-in capital	367,618	56,523	424,141
Treasury stock	(296,824)	--	(296,824)
Accumulated other comprehensive income	19,329	--	19,329
Retained earnings	468,599	(44,234)	424,365

Total stockholders’ equity	558,747	12,289	571,036

Total liabilities and stockholders’ equity	$1,077,735	$15,876	$1,093,611

	December 31, 2005 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Assets
Cash and cash equivalents	$12,143	$--	$12,143
Accounts receivable, net	125,632	--	125,632
Inventories, net	53,448	--	53,448
Costs / estimated earnings in excess of billings on uncompleted contracts	28,093	--	28,093
Deferred tax asset	11,084	--	11,084
Prepaid and other current assets	18,483	--	18,483

Total current assets	248,883	--	248,883

Property, plant and equipment, net	36,117	--	36,117
Goodwill, net	468,871	--	468,871
Intangibles:
Customer relationships, net	24,333	--	24,333
Other intangibles, net	31,240	--	31,240
Deferred tax asset	3,979	13,740	17,719
Other assets	4,480	--	4,480

Total assets	$817,903	$13,740	$831,643

Liabilities
Accounts payable	$39,487	$--	$39,487
Accrued compensation and benefits	12,650	--	12,650
Deferred revenue	21,473	--	21,473
Billings in excess of costs / estimated earnings on uncompleted contracts	11,604	--	11,604
Current maturities of long-term debt	716	--	716
Income taxes	9,013	3,587	12,600
Other liabilities	44,933	--	44,933

Total current liabilities	139,876	3,587	143,463

Long-term debt	141,304	--	141,304
Other liabilities	8,142	--	8,142

Total liabilities	289,322	3,587	292,909

Stockholders’ equity
Preferred Stock	--	--	--
Common Stock	24	--	24
Additional paid-in capital	355,981	49,637	405,618
Treasury stock	(296,811)	--	(296,811)
Accumulated other comprehensive income	11,135	--	11,135
Retained earnings	458,252	(39,484)	418,768

Total stockholders’ equity	528,581	10,153	538,734

Total liabilities and stockholders’ equity	$817,903	$13,740	$831,643

	October 1, 2005 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Assets
Cash and cash equivalents	$11,925	$--	$11,925
Accounts receivable, net	131,757	--	131,757
Inventories, net	53,154	--	53,154
Costs / estimated earnings in excess of billings on uncompleted contracts	24,052	--	24,052
Deferred tax asset	10,496	--	10,496
Prepaid and other current assets	19,228	--	19,228

Total current assets	250,612	--	250,612

Property, plant and equipment, net	36,330	--	36,330
Goodwill, net	457,362	--	457,362
Intangibles:
Customer relationships, net	19,807	--	19,807
Other intangibles, net	31,596	--	31,596
Deferred tax asset	4,561	14,081	18,642
Other assets	4,548	--	4,548

Total assets	$804,816	$14,081	$818,897

Liabilities
Accounts payable	$38,301	$--	$38,301
Accrued compensation and benefits	11,382	--	11,382
Deferred revenue	21,931	--	21,931
Billings in excess of costs / estimated earnings on uncompleted contracts	11,472	--	11,472
Current maturities of long-term debt	576	--	576
Income taxes	9,744	3,587	13,331
Other liabilities	44,018	--	44,018

Total current liabilities	137,424	3,587	141,011

Long-term debt	149,308	--	149,308
Other liabilities	8,629	--	8,629

Total liabilities	295,361	3,587	298,948

Stockholders’ equity
Preferred Stock	--	--	--
Common Stock	24	--	24
Additional paid-in capital	345,713	48,506	394,219
Treasury stock	(296,807)	--	(296,807)
Accumulated other comprehensive income	13,739	--	13,739
Retained earnings	446,786	(38,012)	408,774

Total stockholders’ equity	509,455	10,494	519,949

Total liabilities and stockholders’ equity	$804,816	$14,081	$818,897

	July 2, 2005 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated
Assets
Cash and cash equivalents	$11,008	$--	$11,008
Accounts receivable, net	115,141	--	115,141
Inventories, net	52,454	--	52,454
Costs / estimated earnings in excess of billings on uncompleted contracts	29,770	--	29,770
Deferred tax asset	10,031	--	10,031
Prepaid and other current assets	17,877	--	17,877

Total current assets	236,281	--	236,281

Property, plant and equipment, net	36,173	--	36,173
Goodwill, net	448,993	--	448,993
Intangibles:
Customer relationships, net	14,257	--	14,257
Other intangibles, net	32,572	--	32,572
Deferred tax asset	3,984	14,398	18,382
Other assets	4,728	--	4,728

Total assets	$776,988	$14,398	$791,386

Liabilities
Accounts payable	$32,647	$--	$32,647
Accrued compensation and benefits	13,833	--	13,833
Deferred revenue	22,401	--	22,401
Billings in excess of costs / estimated earnings on uncompleted contracts	10,821	--	10,821
Current maturities of long-term debt	981	--	981
Income taxes	8,176	3,587	11,763
Other liabilities	40,472	--	40,472

Total current liabilities	129,331	3,587	132,918

Long-term debt	150,903	--	150,903
Other liabilities	9,107	--	9,107

Total liabilities	289,341	3,587	292,928

Stockholders’ equity
Preferred Stock	--	--	--
Common Stock	24	--	24
Additional paid-in capital	336,457	48,141	384,598
Treasury stock	(296,797)	--	(296,797)
Accumulated other comprehensive income	12,946	--	12,946
Retained earnings	435,017	(37,330)	397,687

Total stockholders’ equity	487,647	10,811	498,458

Total liabilities and stockholders’ equity	$776,988	$14,398	$791,386

Note 20: Subsequent Events
As discussed in Note 3, the Audit Committee’s ongoing review includes an evaluation of the role of and possible claims or other remedial actions against current and former Company personnel who may be found to have had responsibility for identified problems during the Review Period. Accordingly, the Audit Committee has begun to address and is addressing and expects to continue to address issues of individual conduct or responsibility, including those of the Board, CEOs and CFOs serving during the Review Period. In connection therewith, based on the findings of the Audit Committee as to Fred C. Young, the Company’s former CEO who resigned on May 20, 2007, the Audit Committee concluded and recommended to the Board, and the Board determined, that Mr. Young could have been terminated due to Cause for Termination (as defined in his agreement dated May 11, 2004) at the time Mr. Young resigned as a director and officer of the Company on May 20, 2007. In light of that determination and the terms of the agreements with Mr. Young, all outstanding stock options held by Mr. Young (1,455,402 shares) terminated as of the date of his resignation.
This event occurred during the first quarter of Fiscal 2008 and the Company has determined that it should be considered a first quarter of Fiscal 2008 event for accounting purposes. This event will have the following impacts on the Company’s consolidated financial statements and related notes for Fiscal 2008: (1) decrease the Company’s outstanding stock options by 1,455,402, (2) immaterial impact on the Diluted earnings per common share computation, (3) a decrease in our deferred tax assets of $4,637 with the offsetting entry of $3,899 to Additional paid-in capital and (4) additional tax expense impact of approximately $738.
The Audit Committee may recommend additional remedial measures that appropriately address the issues raised by its findings. Such potential remedial measures may include possible claims or other remedial actions against current and former Company personnel who may be found to have been responsible for identified problems during the Review Period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.
As a result of the findings of the Audit Committee, as more fully described in the “Explanatory Note” within this Form 10-K, the Company’s management, including the CEO and CFO, have determined that there was a material weakness in the Company’s disclosure controls and procedures as of March 31, 2007, as more fully described below in “Management’s Report on Internal Control over Financial Reporting”.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Based on the conclusions of the Board, related to the findings of the Audit Committee’s review of the Company’s historical stock option practices, a material weakness existed in internal controls over financial reporting relating to the potential for management override of controls. The potential for management override of controls existed due to the employment of a certain member of the Company’s management as of March 31, 2007. Accordingly, management has determined this control deficiency constituted a material weakness as of March 31, 2007.
Attestation Report of the Registered Public Accounting Firm
Company management’s assessment of the effectiveness of its internal control over financial reporting as of March 31, 2007 has been audited by BDO Seidman, LLP, the Company’s independent registered public accounting firm, as stated in its report which appears below.
Remediation of Material Weakness
As of March 31, 2007, based on the conclusions of the Board, related to the findings of the Audit Committee’s review of the Company’s historical stock option practices, a material weakness existed due to the potential for management override of controls. The material weakness no longer exists as of the date of this filing since the referenced member of the Company’s management is no longer employed by the Company. Management has and will continue to adopt all recommendations from the Board and Audit Committee related to this matter.

Changes in Internal Control Over Financial Reporting
In connection with the preparation of its amended Quarterly Reports on Form 10-Q/A for the quarters ended July 1, 2006 and September 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended December 30, 2006 which were filed with the SEC on July 23, 2007, an evaluation was performed, under the supervision and with the participation of Company management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2006, September 30, 2006 and December 30, 2006. Based on those evaluations, management, including the CEO and the CFO, concluded that, as of July 1, 2006, September 30, 2006 and December 30, 2006, the Company had a material weakness in internal control over financial reporting with respect to the Company’s stock option grant practices and related accounting for stock option grants and that, as a result of this material weakness in internal control over financial reporting, its disclosure controls and procedures were not effective as of July 1, 2006, September 30, 2006 and December 30, 2006.
During the fourth quarter of Fiscal 2007, management has made significant revisions to the Company’s internal control structure surrounding the Company’s stock option grant practices, including the formalization of documentation with respect to appropriate approvals for stock option grants and additional levels of review with respect to stock option grant terms, which management believes should facilitate the prevention and/or detection of material errors in future periods.
There have been no other significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
Board of Directors
Black Box Corporation
Lawrence, Pennsylvania
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Black Box Corporation did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: There existed a material weakness in internal controls over financial reporting due to a certain member of management’s override of the historical stock option grant process prior to 2002. This member of the Company’s management remained employed through March 31, 2007, and the Company did not have sufficient safeguards in place to monitor its control practices in this area or prevent other opportunities for management override.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated August 10, 2007, on those financial statements.
In our opinion, management’s assessment that Black Box Corporation did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Black Box Corporation has not maintained effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria. We do not express or take any other form of assurance on management’s statements referring to any remediation of the material weakness that are included in the accompanying Management’s Report on Internal Control Over Financial Reporting.
/s/ BDO Seidman, LLP
Chicago, Illinois
August 10, 2007

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is incorporated herein by reference to the information set forth under Part I of this Annual Report on Form 10-K under the caption “Business – Other Information” in Item 1 and under the caption “Executive Officers of the Registrant.”
The other information required by this item is incorporated herein by reference to the information set forth under the captions “Annual Meeting Matters,” “Board of Directors and Certain Board Committees” and “Litigation Involving Directors and Officers” in the Proxy Statement, which is filed as Exhibit 99.1 hereto.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the information under the captions “Compensation of Directors” and “Executive Compensation and Other Information” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the information set forth under the captions “Equity Plan Compensation Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the information set forth under the captions “Annual Meeting Matters” and “Board of Directors and Certain Board Committees” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated herein by reference to the information set forth under the caption “Independent Public Accountants” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial statements, financial statement schedules and exhibits not listed below have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.
(a)	Documents filed as part of this report

(1)	Financial Statements — no financial statements have been filed in this Annual Report on Form 10-K other than those in Item 8

(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.2	Tender and Voting Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.3	Stock Option Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.4	Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 10, 2006 (2)

2.5	Amendment to the Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 30, 2006 (3)

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (4)

3(ii)	Amended and Restated By-laws of the Company, as amended (5)

10.1
Second Amended and Restated Credit Agreement, dated as of January 24, 2005, by and among Black Box Corporation of Pennsylvania and SF Acquisition Co., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (6)

10.2	Guaranty and Suretyship Agreement, dated as of January 24, 2005, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (7)

10.3	Guaranty and Suretyship Agreement, dated as of January 24, 2005, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (7)

10.4
First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 17, 2005, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (8)

10.5
Second Amendment to the Second Amended and Restated Credit Agreement dated as of March 28, 2006 by and among Black Box Corporation of Pennsylvania and Norstan Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (3)

10.6
Waiver Letter dated February 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.7
Waiver Letter dated May 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

Exhibit
Number	Description

10.8
Waiver Letter dated June 11, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.9
Waiver Letter dated July 25, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (14)

10.10	Agreement between the Company and Fred C. Young (5)

10.11	Agreement between the Company and Roger E. M. Croft (10)

10.12	Agreement between the Company and Francis W. Wertheimber (10)

10.13	Agreement between the Company and Michael McAndrew (11)

10.14	Agreement between the Company and R. Terry Blakemore (11)

10.15	1992 Stock Option Plan, as amended through August 9, 2005 (12)

10.16	1992 Director Stock Option Plan, as amended through August 8, 2006 (13)

10.17	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (10)

10.18	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (10)

10.19	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (12)

10.20	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (10)

10.21	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (12)

10.22	Description of Executive Officer Incentive Bonus Plan for Fiscal 2006 (12)

10.23	Description of Executive Officer Incentive Bonus Plan for Fiscal 2008 (9)

10.24	Summary of Director Compensation (14)

21.1	Subsidiaries of the Registrant (9)

23.1	Consent of Independent Registered Accounting Firm (14)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (14)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (14)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

99.1	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (14)

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on December 23, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 13, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 4, 2006, and incorporated herein by reference.

(4)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on June 14, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by the Company and SF Acquisition Co. on January 26, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2005, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 23, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on July 23, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 22, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 9, 2006, and incorporated herein by reference.

(14)	Filed herewith.
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
Dated: August 13, 2007

/s/ Michael McAndrew
Michael McAndrew, Vice President, Chief
Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ WILLIAM F. ANDREWS William F. Andrews	Director	August 13, 2007

/s/ RICHARD L. CROUCH Richard L. Crouch	Director	August 13, 2007

/s/ THOMAS W. GOLONSKI Thomas W. Golonski	Director	August 13, 2007

/s/ THOMAS G. GREIG Thomas G. Greig	Director and Chairman of the Board	August 13, 2007

/s/ EDWARD A. NICHOLSON Edward A. Nicholson	Director	August 13, 2007

/s/ TERRY BLAKEMORE Terry Blakemore	Interim President and Chief Executive Officer	August 13, 2007

/s/ MICHAEL MCANDREW Michael McAndrew	Vice President, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer	August 13, 2007

SCHEDULE II
BLACK BOX CORPORATION
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at	Additions	Additions	Reductions	Balance
	Beginning of	Charged to	from	from	at End of
Description	Period	Expenses	Acquisitions	Reserves	Period

Year Ended March 31, 2007
Inventory reserves	$14,287	$3,036	$12,735	$(7,297)	$22,761
Allowance for doubtful accounts/sales returns	9,517	8,710	5,423	(9,397)	14,253
Restructuring reserve	10,698	--	27,034	(18,304)	19,428

Year Ended March 31, 2006
Inventory reserves	$12,546	$4,136	$43	$(2,438)	$14,287
Allowance for doubtful accounts/sales returns	7,342	9,182	49	(7,056)	9,517
Restructuring reserve	16,598	5,290	364	(11,554)	10,698

Year Ended March 31, 2005
Inventory reserves	$4,840	$2,106	$9,335	$(3,735)	$12,546
Allowance for doubtful accounts/sales returns	10,426	7,097	1,042	(11,223)	7,342
Restructuring reserve	593	3,019	14,761	(1,775)	16,598

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.2	Tender and Voting Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.3	Stock Option Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.4	Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 10, 2006 (2)

2.5	Amendment to the Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 30, 2006 (3)

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (4)

3(ii)	Amended and Restated By-laws of the Company, as amended (5)

10.1	Second Amended and Restated Credit Agreement, dated as of January 24, 2005, by and among Black Box Corporation of Pennsylvania and SF Acquisition Co., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (6)

10.2	Guaranty and Suretyship Agreement, dated as of January 24, 2005, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (7)

10.3	Guaranty and Suretyship Agreement, dated as of January 24, 2005, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (7)

10.4	First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 17, 2005, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (8)

10.5	Second Amendment to the Second Amended and Restated Credit Agreement dated as of March 28, 2006 by and among Black Box Corporation of Pennsylvania and Norstan Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (3)

10.6	Waiver Letter dated February 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.7	Waiver Letter dated May 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.8	Waiver Letter dated June 11, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.9	Waiver Letter dated July 25, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (14)

10.10	Agreement between the Company and Fred C. Young (5)

10.11	Agreement between the Company and Roger E. M. Croft (10)

10.12	Agreement between the Company and Francis W. Wertheimber (10)

10.13	Agreement between the Company and Michael McAndrew (11)

10.14	Agreement between the Company and R. Terry Blakemore (11)

10.15	1992 Stock Option Plan, as amended through August 9, 2005 (12)

10.16	1992 Director Stock Option Plan, as amended through August 8, 2006 (13)

10.17	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (10)

10.18	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (10)

10.19	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (12)

10.20	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (10)

10.21	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (12)

10.22	Description of Executive Officer Incentive Bonus Plan for Fiscal 2006 (12)

10.23	Description of Executive Officer Incentive Bonus Plan for Fiscal 2008 (9)

10.24	Summary of Director Compensation (14)

21.1	Subsidiaries of the Registrant (9)

23.1	Consent of Independent Registered Accounting Firm (14)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (14)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (14)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

99.1	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (14)

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on December 23, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 13, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 4, 2006, and incorporated herein by reference.

(4)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on June 14, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by the Company and SF Acquisition Co. on January 26, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2005, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 23, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on July 23, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 22, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 9, 2006, and incorporated herein by reference.

(14)	Filed herewith.