Form 10-Q
period 2007-06-30
BLACK BOX CORP
filed 2007-08-16
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☑ No
As of August 14, 2007, there were 17,527,227 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2007
INDEX

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

In thousands, except par value	June 30, 2007	March 31, 2007
	(Unaudited)

Assets
Cash and cash equivalents	$16,295	$17,157
Accounts receivable, net of allowance for doubtful accounts of $13,711 and $14,253	162,384	161,733
Inventories, net	69,745	72,807
Costs/estimated earnings in excess of billings on uncompleted contracts	62,296	61,001
Prepaid and other current assets	33,215	31,057

Total current assets	343,935	343,755

Property, plant and equipment, net	37,237	39,051
Goodwill, net	569,438	568,647
Intangibles:
Customer relationships, net	67,048	68,016
Other intangibles, net	31,916	33,258
Other assets	30,618	37,364

Total assets	$1,080,192	$1,090,091

Liabilities
Accounts payable	$79,492	$74,727
Accrued compensation and benefits	20,529	21,811
Deferred revenue	32,574	35,630
Billings in excess of costs/estimated earnings on uncompleted contracts	18,446	19,027
Income taxes	13,574	13,430
Other liabilities	58,789	62,071

Total current liabilities	223,404	226,696

Long-term debt	234,999	238,194
Other liabilities	20,321	25,505

Total liabilities	478,724	490,395

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	--	--
Common stock authorized 100,000, par value $.001, 17,527 and 17,527 shares issued and outstanding	25	25
Additional paid-in capital	438,595	441,283
Retained earnings	452,048	450,022
Accumulated other comprehensive income	27,833	25,399
Treasury stock, at cost 7,436 and 7,436 shares	(317,033)	(317,033)

Total stockholders’ equity	601,468	599,696

Total liabilities and stockholders’ equity	$1,080,192	$1,090,091

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended (Unaudited)
In thousands, except per share amounts	June 30, 2007	July 1, 2006

Revenues
Hotline products	$56,139	$52,225
On-Site services	196,152	178,170

Total	252,291	230,395

Cost of Sales
Hotline products	29,362	25,461
On-Site services	131,699	119,090

Total	161,061	144,551

Gross profit	91,230	85,844

Selling, general & administrative expenses	72,743	70,202
Intangibles amortization	2,318	1,506

Operating income	16,169	14,136

Interest expense (income), net	3,280	3,640
Other expenses (income), net	(67)	115

Income before provision for income taxes	12,956	10,381

Provision for income taxes	4,768	3,568

Net income	$8,188	$6,813

Earnings per common share
Basic	$0.47	$0.39

Diluted	$0.46	$0.37

Weighted average common shares outstanding
Basic	17,527	17,626

Diluted	17,639	18,262

Dividends per share	$0.06	$0.06

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended (Unaudited)
In thousands	June 30, 2007	July 1, 2006

Operating Activities
Net income	$8,188	$6,813
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	5,273	3,806
Loss on sale of property	481	--
Deferred taxes	(7,789)	(508)
Stock compensation expense	1,716	3,249
Tax impact from stock options	4,404	779
Change in fair value of interest rate swap	(1,308)	--
Changes in operating assets and liabilities:
Accounts receivable, net	320	11,218
Inventories, net	3,312	(1,066)
All other current assets excluding deferred tax asset	(1,996)	(2,115)
Liabilities exclusive of long-term debt	(4,897)	(9,569)

Net cash provided by (used for) operating activities	$7,704	$12,607

Investing Activities
Capital expenditures	$(984)	$(1,523)
Capital disposals	--	30
Acquisition of businesses (payments)/recoveries	--	(129,161)
Prior merger-related (payments)/recoveries	(3,250)	(1,350)

Net cash provided by (used for) investing activities	$(4,234)	$(132,004)

Financing Activities
Proceeds from borrowings	$47,445	$194,522
Repayment of borrowings	(50,818)	(73,769)
Repayment on discounted lease rentals	--	(21)
Proceeds from exercise of options	--	3,530
Payment of dividends	(1,052)	(1,055)

Net cash provided by (used for) financing activities	$(4,425)	$123,207
Foreign currency exchange impact on cash	$93	$(657)

Increase / (decrease) in cash and cash equivalents	$(862)	$3,153
Cash and cash equivalents at beginning of period	$17,157	$11,207

Cash and cash equivalents at end of period	$16,295	$14,360

Supplemental Cash Flow:
Cash paid for interest	$4,714	$2,601
Cash paid for income taxes	8,145	2,685
Non-cash financing activities:
Dividends payable	1,052	1,061
Capital leases	192	109

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box Corporation (“Black Box” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results for interim periods may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2007 (the “Form 10-K”).
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2007 and 2006 were June 30, 2007 and July 1, 2006. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts.
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
Reclassification
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three (3) month periods ended June 30, 2007.
Note 2: Significant Accounting Policies / Recent Accounting Pronouncements
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K. Additional significant accounting policies adopted during Fiscal 2008 are disclosed below.
Uncertainty in Income Taxes:
The Company requires that the realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. The benefit to be recorded in the financial statements is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Company includes interest and penalties related to uncertain tax positions within the Provision for income taxes within the Company’s Consolidated Statements of Income.
Recent Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.
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
Uncertainty in Income Taxes
In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for the next fiscal year beginning after December 15, 2006. The Company adopted FIN 48 as of April 1, 2007, as required. The adoption of FIN 48 resulted in a decrease to beginning retained earnings of $5,110 representing the cumulative effect adjustment. The adjustment to beginning retained earnings is summarized in the following table. See “Significant Accounting Policies” within this Note 2 and Note 14 for further reference.

Retained Earnings

Balance as of April 1, 2007	$450,022
Adjustment for adoption of FIN 48	(5,110)

Balance as currently reported	$444,912

Definition of Settlement in FIN 48
In May, 2007, the FASB issued staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority. The Company adopted FSP FIN 48-1 in conjunction with adoption of FIN 48 as of April 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on the Company’s consolidated financial statements.
Note 3: Inventories
The Company’s inventories consist of the following:

	June 30, 2007	March 31, 2007

Raw materials	$1,811	$1,774
Finished goods	89,968	93,794

Subtotal	$91,779	$95,568
Excess and obsolete inventory reserves	(22,034)	(22,761)

Inventory, net	$69,745	$72,807

Note 4: Goodwill
The following table summarizes changes to goodwill at the Company’s reporting units during the period.

	North
	America	Europe	All Other	Total

Balance as of March 31, 2007	$493,462	$73,065	$2,120	$568,647
Currency translation	(7)	1,172	23	1,188
Prior Period Acquisitions	(397)	--	--	(397)

Balance as of June 30, 2007	$493,058	$74,237	$2,143	$569,438

At June 30, 2007, certain merger agreements provided for contingent payments (earn-out) of up to $2,294. If future operating performance goals of the acquired companies are met, goodwill will be adjusted for the amount of the contingent payments.

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	June 30, 2007			March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$8,008	$3,831	$4,177	$7,963	$3,414	$4,549
Customer relationships	71,989	4,941	67,048	71,989	3,973	68,016
Acquired backlog	10,783	10,783	--	10,783	9,813	970

Total	$90,780	$19,555	$71,225	$90,735	$17,200	$73,535

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$126,772	$27,808	$98,964	$126,727	$25,453	$101,274

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio obtained through business acquisitions. The Company’s definite-lived intangible assets are comprised of employee non-compete contracts, backlog and customer relationships also obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets during the period:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2007	$27,739	$5,519	$68,016	$101,274
Amortization expense	--	(1,350)	(968)	(2,318)
Currency translation	--	8	--	8

Balance at June 30, 2007	$27,739	$4,177	$67,048	$98,964

Intangible asset amortization expense was $2,318 and $1,506 for the three (3) month period ended June 30, 2007 and 2006, respectively.
The following table details the estimated intangible amortization expense during the remainder of Fiscal 2008, each of the succeeding five fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of June 30, 2007 that are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal years ending March 31,

2008	$4,039
2009	5,221
2010	5,093
2011	4,521
2012	4,119
2013	3,961
Thereafter	44,271

Total	$71,225

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	June 30, 2007	March 31, 2007

Revolving credit agreement	$233,500	$236,715
Capital lease obligations	2,162	2,123
Other	37	42

Total debt	$235,699	$238,880
Less: current portion (included in Other liabilities)	(700)	(686)

Long-term debt	$234,999	$238,194

Revolving Credit Agreement - On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of June 30, 2007, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for the three (3) month period ended June 30, 2007 was $262,565, $252,110 and 6.6%, respectively, compared to $266,055, $221,584 and 6.1%, respectively, for the three (3) month period ended June 30, 2006.
Capital lease obligations — The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest rates ranging from 3.83% to 11.73%.
Other - Other debt is comprised of various bank and third party loans secured by specific pieces of equipment and real property. The loans have remaining terms of less than one to three years with interest rates ranging from 0.0% to 5.9%.
Unused available borrowings - As of June 30, 2007, the Company had $5,234 outstanding in letters of credit and $71,266 available under the Credit Agreement.
Note 7: Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts:
The Company enters into foreign currency forward contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of June 30, 2007, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Japanese yen, Norwegian kroner, Pounds sterling, Swedish krona and Swiss francs, which have been designated as cash flow hedges. These contracts had a notional amount of approximately $67,896 and a fair value of $67,290 and mature within the next twenty-one months.
As of June 30, 2007, an unrecognized gain of $961 ($587 net of tax) on all open foreign currency forward contracts is included within the Company’s Consolidated Balance Sheets as a component of Other comprehensive income (“OCI”). This unrecognized gain is expected to be credited to earnings over the life of the maturing contracts as the hedged forecasted transaction occurs and it is expected that the gain will be offset by currency losses on the items being hedged.
The Company recognized gains of $96 ($59 net of tax) and $186 into earnings on matured contracts for the three (3) month periods ended June 30, 2007 and 2006, respectively. There was no hedge ineffectiveness for the three (3) month periods ended June 30, 2007 and 2006.
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
On July 26, 2006, the Company entered into a five-year interest rate swap (“interest rate swap”) which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. For the three (3) month period ended June 30, 2007, the Company recognized a gain of $1,308 related to the change in fair value of the interest rate swap included in Interest expense (income) within the Company’s Consolidated Statements of Income. As of June 30, 2007, the Company has recorded a liability of $426 related to the cumulative change in fair value of the interest rate swap which is a long-term liability recorded in Other liabilities within the Company’s Consolidated Balance Sheets.

Note 8: Acquisitions
Current fiscal year acquisitions:
There have been no acquisitions during the three (3) month period ended June 30, 2007.
Fiscal 2007 acquisitions:
During the fourth quarter of Fiscal 2007, the Company acquired ADS Telecom, Inc. (“ADS”), a privately-held company based out of Orlando, FL. ADS has an active customer base which includes commercial, financial, healthcare and various government agency accounts. In connection with the ADS acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of five to 20 years.
During third quarter of Fiscal 2007, the Company acquired Nortech Telecommunications, Inc. (“NTI”), a privately-held company based out of Chicago, IL. In connection with the NTI acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of five to 20 years.
The allocation of the purchase price for ADS and NTI is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management, with the assistance of independent valuation specialists, is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein. The acquisitions of ADS and NTI, taken individually, did not have a material impact on the Company’s consolidated financial statements.
During the first quarter of Fiscal 2007, the Company acquired the privately-held USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”). The acquired operations service commercial and various government agency clients. In connection with the NextiraOne acquisition, the Company has allocated $73,995 and $24,100 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of one to 20 years.
Also, during first quarter Fiscal 2007, the Company acquired Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”). The acquired operations provide planning, installation, monitoring and maintenance services for voice and data network systems. NUVT has an active customer base, which includes commercial, education and various government agency accounts. In connection with the NUVT acquisition, the Company has allocated $15,058 and $18,601 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of acquired backlog, customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of one to 20 years.
The results of operations of ADS, NTI, NextiraOne and NUVT are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
Note 9: Restructuring
In connection with acquisitions during Fiscal 2007, the Company has incurred costs related to facility consolidations, such as idle facility rent obligations and the write-off of leasehold improvements, and employee severance in an attempt to right-size the organization and more appropriately align the expense structure with anticipated revenues and changing market demand for its solutions and services. The majority of Fiscal 2007 costs were incurred in connection with acquisitions and as such were included in the purchase price allocation. Employee severance is generally payable within the next twelve months with certain facility costs extending through Fiscal 2014.
During the first quarter of Fiscal 2008, the Company incurred $3,591 of costs related to facility consolidations and employee severance. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income.

The following table summarizes the changes to the restructuring reserve during the period:

	Employee Severance	Facility Closures	Total

Balance at March 31, 2007	$3,006	$16,422	$19,428
Restructuring charge	2,371	1,220	3,591
Asset write-downs	--	(411)	(411)
Cash expenditures	(2,103)	(1,914)	(4,017)

Balance at June 30, 2007	$3,274	$15,317	$18,591

Of the $18,591 above, $10,009 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended June 30, 2007.
Note 10: Stock-based Compensation
Stock-Based Compensation
The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of June 30, 2007, the Employee Plan is authorized to issue stock options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of common stock. The Employee Plan provides that options are to be granted by a committee appointed by the Company’s Board of Directors (the “Board”) to key employees of the Company; such stock options generally become exercisable in equal amounts over a three-year period. As of June 30, 2007, the Director Plan is authorized to issue stock options and SARs for up to 270,000 shares of common stock. The Director Plan provides that options are to be granted by the Board or a committee appointed by the Board; such options generally become exercisable in equal amounts over a three-year period. No SARs have been issued under either plan.
During the three (3) month periods ended June 30, 2007 and 2006, the Company recognized non-cash stock-based compensation expense of $1,716 ($1,084 net of tax) or $0.06 per diluted share and $3,249 ($2,112 net of tax) or $0.12 per diluted share, respectively, which is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
The following table summarizes the Company’s stock option activity for the three (3) month period ended June 30, 2007.

	Three month period ended June 30, 2007
		Weighted-
		Average Exercise
Shares in thousands	Shares	Price (per share)

Outstanding at beginning of period	4,621	$38.66
Granted	--	--
Exercised	--	--
Forfeited or expired	(1,632)	37.16

Outstanding at end of period	2,989	$39.47
Exercisable at end of period	2,668	$40.02
Weighted average fair value of options granted during the period		$--

The Audit Committee of the Board (the “Audit Committee”) and other relevant Board committees are committed to a continued review and implementation of procedural enhancements and remedial actions in light of the findings of the Audit Committee’s review of the Company’s historical stock option granting practices as disclosed in Note 3 of the Notes to the Consolidated Financial Statements in the Form 10-K. Consistent with its obligation to act in the best interests of the Company taking into account all relevant facts and circumstances, the Audit Committee is continuing to assess the appropriateness of a broad range of possible procedural enhancements and potential remedial measures in light of the findings of its review.
While the Audit Committee has not completed its consideration of all such steps, procedural enhancements may include recommendations regarding improved stock option administration procedures and controls, training and monitoring compliance with those procedures, corporate recordkeeping, corporate risk assessment, evaluation of the internal compliance environment and other remedial steps that may be appropriate. Any such procedural enhancements will be recommended by the Audit Committee to the Board and/or appropriate Board committee for adoption. In advance of action by the Audit Committee, the Company has implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
The Audit Committee’s ongoing review includes an evaluation of the role of and possible claims or other remedial actions against current and former Company personnel who may be found to have had responsibility for identified problems during the period from 1992 to the present (the “Review Period”). Accordingly, the Audit Committee has begun to address and is addressing and expects to continue to address issues of individual conduct or responsibility, including those of the Board, Chief Executive Officers (“CEO”) and Chief Financial Officers serving during the Review Period. In connection therewith, based on the findings of the Audit Committee as to Fred C. Young, the Company’s former

CEO who resigned on May 20, 2007, the Audit Committee concluded and recommended to the Board, and the Board determined, that Mr. Young could have been terminated due to Cause for Termination (as defined in his agreement dated May 11, 2004) at the time Mr. Young resigned as a director and as an officer of the Company on May 20, 2007. In light of that determination and the terms of the agreements with Mr. Young, all outstanding stock options held by Mr. Young (1,455,402 shares) terminated as of the date of his resignation.
This event occurred during the first quarter of Fiscal 2008 and the Company has determined that it should be considered a first quarter of Fiscal 2008 event for accounting purposes. This event had the following impacts on the Company’s consolidated financial statements and related notes for the three month period ended June 30, 2007: (1) decrease in outstanding stock options of 1,455,402, (2) immaterial impact on the Diluted earnings per common share computation, (3) a decrease in deferred tax assets of $4,637 with the offsetting entry of $3,899 to Additional paid-in capital and (4) additional tax expense impact of approximately $738.
The Audit Committee may recommend additional remedial measures that appropriately address the issues raised by its findings. Such potential remedial measures may include an evaluation of the role of and possible claims or other remedial actions against current and former Company personnel who may be found to have been responsible for identified problems during the Review Period.
The following table summarizes certain information regarding the Company’s outstanding stock options at June 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
	Shares	Average	Weighted	Average	Shares	Average	Weighted	Average
	Out-	Remaining	Average	Intrinsic	Exer-	Remaining	Average	Intrinsic
Range of	standing	Contractual	Exercise	Value	cisable	Contractual	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Life (Years)	Price	(000’s)

$19.95 - $26.60	14	1.3	$21.94	$272	14	1.3	$21.94	$272
$26.60 - $33.25	117	3.4	29.65	1,317	117	3.4	29.65	1,317
$33.25 - $39.90	1,413	7.9	37.35	5,002	1,092	8.0	38.06	3,090
$39.90 - $46.55	1,432	4.4	42.43	178	1,432	4.4	42.43	178
$46.55 - $53.20	9	2.2	50.60	--	9	2.2	50.60	--
$53.20 - $59.85	2	2.5	55.88	--	2	2.5	55.88	--
$59.85 - $66.50	2	2.5	63.22	--	2	2.5	63.22	--

$19.95 - $66.50	2,989	6.0	$39.47	$6,769	2,668	5.8	$40.02	$4,857

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on June 30, 2007 of $40.89, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2007, there was approximately $2,257 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a weighted average period of 2.3 years.
Note 11: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations:

	Three month period ended June 30,
	2007	2006

Net income, as reported	$8,188	$6,813

Weighted average common shares outstanding (basic)	17,527	17,626
Effect of dilutive securities from employee stock options	112	636

Weighted average common shares outstanding (diluted)	17,639	18,262

Basic earnings per common share	$0.47	$0.39

Dilutive earnings per common share	$0.46	$0.37

The Weighted average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,266,762 and 489,573 non-dilutive stock options outstanding during the three (3) month periods ended June 30, 2007 and 2006, respectively, that are not included in the corresponding period Weighted average common shares outstanding (diluted) computation.

Note 12: Comprehensive income and Accumulated other comprehensive income (“AOCI ”)
The following table details the computation of comprehensive income:

	Three month period ended June 30,
	2007	2006

Net income	$8,188	$6,813

Foreign currency translation adjustment	2,224	6,525
Net change in fair value of cash flow hedging instruments	151	(46)
Amounts reclassified into results of operations	59	(186)

Other comprehensive income	$2,434	$6,293

Comprehensive income	$10,622	$13,106

The components of AOCI consisted of the following:

	June 30, 2007	March 31, 2007

Foreign currency translation adjustment	$25,576	$23,352
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges	587	377
Unrecognized gain on defined benefit pension	1,670	1,670

Accumulated other comprehensive income	$27,833	$25,399

Note 13: Commitments and Contingencies
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
As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, is conducting an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K for more information regarding this and related matters.
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
Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties. As of June 30, 2007 and March 31, 2007, the Company has recorded a warranty reserve of $4,667 and $4,214, respectively.
There has been no other significant or unusual activity during Fiscal 2008.
Note 14: Uncertainty in Income Taxes
As discussed in Note 2, the Company adopted FIN 48 on April 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $5,110 reduction to the beginning balance of Retained earnings representing the cumulative effect of a change in accounting principle, an increase to current liabilities of $3,656 recorded within Income taxes and a decrease to non-current assets of $1,454 recorded within Other assets, each of which is reflected within the Company’s Consolidated Balance Sheets. At the adoption date of April 1, 2007, the gross liability for income taxes associated with uncertain tax positions was $6,974. If the uncertain tax positions are recognized they would all favorably affect the Company’s effective tax rate. The Company includes interest and penalties related to uncertain tax positions within the Provision for income taxes within the Company’s Consolidated Statements of Income. As of April 1, 2007, the Company has recorded approximately $806 of interest and penalties related to uncertain tax positions. The Company did not make any significant adjustments to these amounts during the three (3) month period ended June 30, 2007.
During Fiscal 2007, the IRS commenced examination of the Company’s U.S. federal income tax return, for Fiscal 2004 and Fiscal 2005. The IRS has not yet proposed any adjustment to the Company’s filing positions in connection with this examination. Upon completion of this examination, it is reasonably possible that the total amount of unrecognized benefits will change. Any adjustment to the unrecognized tax benefits would impact the effective tax rate. The Company can not make an estimate of the impact on the effective rate for any potential adjustment at this time.
Fiscal 2006 and Fiscal 2007 remain open to examination by the IRS. Fiscal 2004 through Fiscal 2007 remain open to examination by state and foreign taxing jurisdictions.

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
The following table presents financial information about the Company’s reportable segments by geographic region:

	Three month period ended June 30,
	2007	2006

North America
Revenues	$210,002	$192,572
Operating income	10,582	9,397
Depreciation	2,824	2,161
Amortization	2,290	1,457
Segment assets	995,426	1,031,765
Europe
Revenues	$32,799	$29,345
Operating income	3,948	3,143
Depreciation	103	119
Amortization	17	40
Segment assets	140,833	124,252
All Other
Revenues	$9,490	$8,478
Operating income	1,639	1,596
Depreciation	28	20
Amortization	11	9
Segment assets	18,423	15,636

The sum of segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	As of June 30,
	2007	2006

Segment assets for North America, Europe and All Other	$1,154,682	$1,171,653
Corporate eliminations	(74,490)	(78,042)

Total consolidated assets	$1,080,192	$1,093,611

The following table presents financial information about the Company by service type:

	Three month period ended June 30,
	2007	2006

Data Services
Revenues	$46,165	$44,531
Gross Profit	14,177	13,317
Voice Services
Revenues	$149,987	$133,639
Gross Profit	50,276	45,763
Hotline Services
Revenues	$56,139	$52,225
Gross Profit	26,777	26,764

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) month periods ended June 30, 2007 and 2006 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Form 10-K”). All dollar amounts are presented in thousands unless otherwise noted.
The Company
Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data manufacturers as well as 118,000 network infrastructure products that it sells through its catalog and Internet Web site and its Voice and Data services (collectively referred to as “On-Site services”) offices. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced.
Management is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2006 through June 30, 2007 that have a significant impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. Fiscal 2007 acquisitions include (i) USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”), (ii) Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), (iii) Nortech Telecommunications, Inc. (“NTI”) and (iv) ADS Telecom, Inc. (“ADS”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included in the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
In connection with certain acquisitions, the Company incurs expenses that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the past acquisition-related expenses during Fiscal 2007 (by quarter).

	1Q07	2Q07	3Q07	4Q07	Fiscal 2007

Selling General & Administrative
Expenses
Asset write-up depreciation expense on acquisitions	$--	$1,191	$713	$742	$2,646

Amortization
Amortization of intangible assets on acquisitions	1,433	1,894	2,621	4,127	10,075

Total	$1,433	$3,085	$3,334	$4,869	$12,721

The following table is included to provide a schedule of the current and an estimate of future acquisition-related expenses for Fiscal 2008 (by quarter) based on the acquisition activity through June 30, 2007.

	1Q08	2Q08	3Q08	4Q08	Fiscal 2008

Selling General & Administrative Expenses
Asset write-up depreciation expense on acquisitions	$659	$496	$439	$440	$2,034

Amortization
Amortization of intangible assets on acquisitions	2,269	1,307	1,307	1,286	6,169

Total	$2,928	$1,803	$1,746	$1,726	$8,203

The following table provides information on revenues and operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussion.

	Three months ended June 30,
	2007		2006
		% of total		% of total
	$	revenue	$	revenue
Revenues
North America	$210,002	83.2%	$192,572	83.6%
Europe	32,799	13.0%	29,345	12.7%
All Other	9,490	3.8%	8,478	3.7%

Total	$252,291	100%	$230,395	100%

Operating income
North America	$10,582		$9,397
% of North America revenues	5.0%		4.9%

Europe	$3,948		$3,143
% of Europe revenues	12.0%		10.7%

All Other	$1,639		$1,596
% of All Other revenues	17.3%		18.8%

Total	$16,169	6.4%	$14,136	6.1%

Reconciling items
North America	$8,674		$5,797
Europe	--		--
All Other	--		--

Total	$8,674	3.4%	$5,797	2.5%

The following table provides information on revenues and gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussion.

	Three months ended June 30,
	2007		2006
		% of total		% of total
	$	revenue	$	revenue
Revenues
Data Services	$46,165	18.3%	$44,531	19.3%
Voice Services	149,987	59.4%	133,639	58.0%
Hotline Services	56,139	22.3%	52,225	22.7%

Total	$252,291	100%	$230,395	100%

Gross profit
Data Services	$14,177		$13,317
% of Data Services revenues	30.7%		29.9%

Voice Services	$50,276		$45,763
% of Voice Services revenues	33.5%		34.2%

Hotline Services	$26,777		$26,764
% of Hotline Services revenues	47.7%		51.2%

Total	$91,230	36.2%	$85,844	37.3%

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
FIRST QUARTER FISCAL 2008 (“1Q08”) COMPARED TO FIRST QUARTER FISCAL 2007 (“1Q07”):
Total Revenues
Total revenues for 1Q08 were $252,291, an increase of 10% compared to total revenues for 1Q07 of $230,395. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $72,027 and $60,174 for 1Q08 and 1Q07, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $2,392 relative to the U.S. dollar, total revenues would have increased 4% from $170,221 to $177,872 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 1Q08 were $210,002, an increase of 9% compared to revenues for 1Q07 of $192,572. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $72,027 and $60,174 for 1Q08 and 1Q07, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $106 relative to the U.S. dollar, North American revenues would have increased 4% from $132,398 to $137,869. The Company believes this increase is due to the success in the Company’s Data, Voice and Hotline (“DVH”) cross-selling initiatives.
Europe
Revenues in Europe for 1Q08 were $32,799, an increase of 12% compared to revenues for 1Q07 of $29,345. Excluding the positive exchange rate impact of $2,207 relative to the U.S. dollar, Europe revenues would have increased 4% from $29,345 to $30,592. The Company believes the increase is due to the success in the Company’s DVH cross-selling initiatives.
All Other
Revenues for All Other for 1Q08 were $9,490, an increase of 12% compared to revenues for 1Q07 of $8,478. Excluding the positive exchange rate impact of $79 relative to the U.S. dollar, All Other revenues would have increased 11% from $8,478 to $9,411.
Revenue by Service Type
Data Services
Revenues from Data Services for 1Q08 were $46,165, an increase of 4% compared to revenues for 1Q07 of $44,531. Excluding the positive exchange rate impact of $934 relative to the U.S. dollar for its International Data Services, Data Services revenues would have increased 2% from $44,531 to $45,231. The Company believes the increase in Data Services revenues is due to the success in the Company’s DVH cross-selling initiatives coupled with stable end-user markets.
Voice Services
Revenues from Voice Services for 1Q08 were $149,987, an increase of 12% compared to revenues for 1Q07 of $133,639. The increase was primarily due to the incremental revenue from the Acquired Companies, which added $72,027 and $60,174 for 1Q08 and 1Q07, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have increased 6% from $73,465 to $77,960. The Company believes that the increase in Voice Services revenues is primarily due to the success in the Company’s DVH cross-selling initiatives. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues is denominated in U.S. dollars coupled with stable end-user markets.
Hotline Services
Revenues from Hotline Services for 1Q08 were $56,139, an increase of 7% compared to revenues for 1Q07 of $52,225. Excluding the positive exchange rate impact of $1,458 relative to the U.S. dollar for its International Hotline Services, Hotline Services revenues would have increased 5% from $52,225 to $54,681. The Company believes this increase in Hotline Services revenues is primarily due to the success in the Company’s DVH cross-selling initiatives and increases in web-based sales coupled with stable end-user markets.
Gross Profit
Gross profit dollars for 1Q08 were $91,230, an increase of 6% compared to gross profit dollars for 1Q07 of $85,844. The Company believes the increase in gross profit dollars was primarily due to the acquisition of the Acquired Companies. Gross profit as a percent of revenues for 1Q08 was 36.2%, a decrease of 1.1% compared to gross profit as a percentage of revenues for 1Q07 of 37.3%. The Company believes the percent decrease was due primarily to the impact of lower gross profit in its Voice Services segment driven by the acquisition of NextiraOne and the impact of lower gross profit in its Hotline Services segment driven by increased product costs and product mix.
Gross profit dollars for Data Services for 1Q08 were $14,177, or 30.7% of revenues, compared to gross profit dollars for 1Q07 of $13,317, or 29.9% of revenues. Gross profit dollars for Voice Services for 1Q08 were $50,276, or 33.5% of revenues, compared to gross profit dollars for 1Q07 of $45,763, or 34.2% of revenues. Gross profit dollars for Hotline Services for 1Q08 were $26,777, or 47.7% of revenues, compared to gross profit dollars for 1Q07 of $26,764, or 51.2% of revenues.
Selling, general & administrative expenses
Selling, general & administrative expenses for 1Q08 were $72,743, an increase of $2,541 compared to Selling, general & administrative expenses for 1Q07 of $70,202. Selling, general & administrative expenses as a percent of revenue for 1Q08 were 28.8% compared to 30.5% for 1Q07. The increase in Selling, general & administrative expense dollars and decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to increases in restructuring/integration costs of $2,915 and non-cash asset write-up depreciation expense of $659 partially offset by a decrease in non-cash stock based compensation expense of $1,533.
Intangibles amortization
Intangibles amortization for 1Q08 was $2,318, an increase of $812 compared to Intangibles amortization for 1Q07 of $1,506. The increase was primarily attributable to the amortization of intangible assets acquired through the purchase of the Acquired Companies.
Operating income
Operating income for 1Q08 was $16,169, or 6.4% of revenues, an increase of $2,033 compared to Operating income for 1Q07 of $14,136, or 6.1% of revenues.
Interest Expense, net
Net interest expense for 1Q08 was $3,280, a decrease of $360 compared to net interest expense for 1Q07 of $3,640. The decrease in interest expense is due to a $1,308 gain related to the change in fair value of the Company’s interest rate swap partially offset by an increase in the weighted average outstanding debt and weighted average interest rate from approximately $221,584 and 6.1%, respectively, for 1Q07 to approximately $252,110 and 6.6%, respectively, for 1Q08.
Provision for Income Taxes
The tax provision for 1Q08 was $4,768, an effective tax rate of 36.8%. This compares to the tax provision for 1Q07 of $3,568, an effective tax rate of 34.4%. The tax rate for 1Q08 was higher than 1Q07 due to changes in the overall mix of taxable income among worldwide offices, the loss of the extraterritorial income deduction for federal income tax purposes and the expected write-off of deferred tax assets related to book stock option compensation.
Net Income
As a result of the foregoing, net income for 1Q08 was $8,188, or 3.2% of revenues, compared to net income for 1Q07 of $6,813, or 3.0% of revenues.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during 1Q08 was $7,704. Significant factors contributing to the source of cash were: net income of $8,188 inclusive of non-cash charges of $5,273 and $1,716 for amortization / depreciation expense and stock compensation expense, respectively, a decrease in net inventory of $3,312 and a decrease in the tax benefit from stock options of $4,404. Significant factors contributing to a use of cash were, a non-cash charge of $1,308 for the change in fair market value of interest rate swap, a decrease in the deferred tax provision of $7,789, an increase in other assets of $1,996 and an increase in accounts payable of $4,519. Changes in the above accounts are based on average Fiscal 2008 exchange rates.

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
As of June 30, 2007 and 2006, the Company had cash and cash equivalents of $16,295 and $14,360, respectively, working capital of $120,531 and $100,673, respectively, and a current ratio of 1.54 and 1.41, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Cash Flows from Investing Activities
Net cash used by investing activities during 1Q08 was $4,234. Significant factors contributing to a use of cash were: $984 for gross capital expenditures and $3,250 for holdbacks and contingent fee payments related to prior period acquisitions.
Net cash used by investing activities during 1Q07 was $132,004. Significant factors contributing to a use of cash were: $1,523 for gross capital expenditures and $129,161 to acquire NextiraOne and NUVT.
Cash Flows from Financing Activities
Net cash used by financing activities during 1Q08 was $4,425. Significant factors contributing to the cash outflow were $3,373 of net payments on long term debt and $1,052 for the payment of dividends.
Net cash provided by financing activities during 1Q07 was $123,207. Significant factors contributing to the cash inflow were $120,753 of net borrowings on long term debt and $3,530 from the exercise of stock options. Significant uses of cash were $1,055 for the payment of dividends.
Total Debt
Revolving Credit Agreement - On March 28, 2006, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, and previously defined as the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of June 30, 2007, the Company was in compliance with all financial covenants under the Credit Agreement.
As of June 30, 2007, the Company had total debt outstanding of $235,699. Total debt was comprised of $233,500 outstanding under the credit agreement, $2,162 of obligations under capital leases and $37 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for the three (3) month period ended June 30, 2007 was $262,565, $252,110 and 6.6%, respectively, compared to $266,055, $221,584 and 6.1%, respectively, for the three (3) month period ended June 30, 2006.
Dividends
1Q08 - The Company’s Board of Director’s (the “Board”) declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,052 and was paid on July 13, 2007 to stockholders of record at the close of business on June 29, 2007.
1Q07 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,061 and was paid on July 14, 2006 to stockholders of record at the close of business on June 30, 2006.
While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.

Repurchase of Common Stock
There were no repurchases of common stock during either of the three (3) month periods ended June 30, 2007 and 2006.
Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. Additional significant accounting policies or amendments to previously-disclosed policies adopted during Fiscal 2008 are disclosed below.
Uncertainty in Income Taxes:
The Company requires that the realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. The benefit to be recorded in the financial statements is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Company includes interest and penalties related to uncertain tax positions within the Provision for income taxes within the Company’s Consolidated Statements of Income.
Impact of Recently Issued Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.
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
Uncertainty in Income Taxes
In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for the next fiscal year beginning after December 15, 2006. The Company adopted FIN 48 as of April 1, 2007, as required. The adoption of FIN 48 resulted in a decrease in accumulated deficit and a decrease in tax liabilities through a cumulative effect adjustment of $5,110. The adjustment to accumulated deficit is summarized in the following table. See Note 2 and Note 14 of the Notes to the Consolidated Financial Statements for further reference.

Retained Earnings

Balance as of April 1, 2007	$450,022
Adjustment for adoption of FIN 48	(5,110)

Balance as currently reported	$444,912

Definition of Settlement in FIN 48
In May, 2007, the FASB issued staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority. The Company adopted FSP FIN 48-1 in conjunction with adoption of FIN 48 as of April 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on Company’s consolidated financial statements.
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
Interest Rate Risk
The Company’s primary interest rate risk relates to its long-term debt obligations. As of June 30, 2007, the Company had total long-term obligations under the Credit Agreement of $233,500, including the current portion of those obligations of $700. Of the outstanding debt, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest rate swap agreement during Fiscal 2007 and $133,500 was in variable rate obligations. As of June 30, 2007, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $329 ($211 net of tax) assuming the Company employed no intervention strategies.
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
Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency forward contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in Other comprehensive income (“OCI”) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to the Company’s Consolidated Statements of Income. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to the Company’s Consolidated Statements of Income.
As of June 30, 2007, the Company had open foreign exchange contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Japanese yen, Norwegian kroner, Pounds sterling, Swedish krona and Swiss francs. The open contracts have contract rates ranging from 1.1787 to 1.2980 Australian dollar, 1.0958 to 1.1412 Canadian dollar, 5.5010 to 5.7285 Danish krone, 0.7273 to 0.7947 Euro, 0.0924 to 0.0924 Mexican pesos, 105.47 to 110.10 Japanese yen, 5.8992 to 6.3675 Norwegian kroner, 0.4984 to 0.5380 Pounds sterling, 6.1960 to 7.0579 Swedish krona and 1.1930 to 1.2275 Swiss franc, all per U.S. dollar. The total open contracts had a notional amount of approximately $67,896, have a fair value of $67,290 and will expire within twenty-one months.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), an evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
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
Changes in Internal Control Over Financial Reporting
As of March 31, 2007, based on the conclusions of the Board, related to the findings of the review of the Audit Committee of the Board (the “Audit Committee”) of the Company’s historical stock option practices, a material weakness existed due to the potential for management override of controls. The material weakness no longer exists as of the date of this filing since the member of the Company’s management referenced in the Audit Committee’s findings is no longer employed by the Company. Management has and will continue to adopt all recommendations from the Board and Audit Committee related to this matter.
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
As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, is conducting an independent review of the Company’s historical stock option grant practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K for more information regarding this and related matters.
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

Item 6. Exhibits.

Exhibit
Number	Description

10.1	1992 Stock Option Plan, as amended through August 9, 2007 (1)

10.2	1992 Director Stock Option Plan, as amended through August 9, 2007 (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

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

BLACK BOX CORPORATION

Dated: August 16, 2007
	By:	/s/ Michael McAndrew Michael McAndrew, Vice President,
Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	1992 Stock Option Plan, as amended through August 9, 2007 (1)

10.2	1992 Director Stock Option Plan, as amended through August 9, 2007 (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
(1) Filed herewith.