Form 10-Q
period 2007-09-29
BLACK BOX CORP
filed 2007-11-08
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
As of November 1, 2007, there were 17,682,945 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 29, 2007
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	September 29, 2007	March 31, 2007

Assets
Cash and cash equivalents	$18,220	$17,157
Accounts receivable, net of allowance for doubtful accounts of $14,046 and $14,253	188,243	161,733
Inventories, net	69,780	72,807
Costs/estimated earnings in excess of billings on uncompleted contracts	66,051	61,001
Prepaid and other current assets	33,444	31,057

Total current assets	375,738	343,755

Property, plant and equipment, net	35,753	39,051
Goodwill, net	572,821	568,647
Intangibles:
Customer relationships, net	66,048	68,016
Other intangibles, net	31,588	33,258
Other assets	32,273	37,364

Total assets	$1,114,221	$1,090,091

Liabilities
Accounts payable	$83,347	$74,727
Accrued compensation and benefits	20,359	21,811
Deferred revenue	35,441	35,630
Billings in excess of costs/estimated earnings on uncompleted contracts	24,147	19,027
Income taxes	17,555	13,430
Other liabilities	59,007	62,071

Total current liabilities	239,856	226,696

Long-term debt	230,324	238,194
Other liabilities	20,429	25,505

Total liabilities	490,609	490,395

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 17,683 and 17,527 shares issued and outstanding	25	25
Additional paid-in capital	444,938	441,283
Retained earnings	462,297	450,022
Accumulated other comprehensive income	33,386	25,399
Treasury stock, at cost 7,436 and 7,436 shares	(317,034)	(317,033)

Total stockholders’ equity	623,612	599,696

Total liabilities and stockholders’ equity	$1,114,221	$1,090,091

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)		(Unaudited)
	Three month period ended		Six month period ended
	September 29 and 30,		September 29 and 30,
In thousands, except per share amounts	2007	2006	2007	2006

Revenues
Hotline products	$59,619	$55,063	$115,758	$107,288
On-Site services	201,011	216,262	397,163	394,432

Total	260,630	271,325	512,921	501,720

Cost of Sales
Hotline products	31,457	27,847	60,819	53,308
On-Site services	136,884	144,442	268,583	263,532

Total	168,341	172,289	329,402	316,840

Gross profit	92,289	99,036	183,519	184,880

Selling, general & administrative expenses	66,784	73,599	139,527	143,801
Intangibles amortization	1,344	1,931	3,662	3,437

Operating income	24,161	23,506	40,330	37,642

Interest expense (income), net	6,143	5,521	9,423	9,161
Other expenses (income), net	(73)	72	(140)	187

Income before provision for income taxes	18,091	17,913	31,047	28,294

Provision for income taxes	6,781	6,238	11,549	9,806

Net income	$11,310	$11,675	$19,498	$18,488

Earnings per common share
Basic	$0.64	$0.67	$1.11	$1.06

Diluted	$0.64	$0.66	$1.10	$1.04

Weighted average common shares outstanding
Basic	17,594	17,513	17,561	17,415

Diluted	17,752	17,743	17,670	17,766

Dividends per share	$0.06	$0.06	$0.12	$0.12

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six month period ended September 29 and 30,
In thousands	2007	2006

Operating Activities
Net income	$19,498	$18,488
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	9,345	9,453
Loss on sale of property	472	—
Deferred taxes	(9,738)	318
Stock compensation expense	2,871	5,636
Tax impact from stock options	4,386	327
Change in fair value of interest-rate swap	438	1,395
Changes in operating assets and liabilities:
Accounts receivable, net	(23,989)	(3,518)
Inventories, net	3,798	(4,734)
All other current assets excluding deferred tax asset	(2,903)	(1,380)
Liabilities exclusive of long-term debt	8,054	(4,262)

Net cash provided by (used for) operating activities	$12,232	$21,723

Investing Activities
Capital expenditures	$(1,926)	$(2,112)
Capital disposals	51	403
Acquisition of businesses (payments)/recoveries	—	(127,402)
Prior merger-related (payments)/recoveries	(3,215)	(1,389)

Net cash provided by (used for) investing activities	$(5,090)	$(130,500)

Financing Activities
Proceeds from borrowings	$99,450	$258,519
Repayment of borrowings	(107,687)	(131,236)
Repayment on discounted lease rentals	—	(24)
Proceeds from exercise of options	5,170	6,611
Payment of dividends	(2,104)	(2,116)
Purchase of Treasury Stock	(1)	(17,587)

Net cash provided by (used for) financing activities	$(5,172)	$114,167

Foreign currency exchange impact on cash	$(907)	$(839)

Increase / (decrease) in cash and cash equivalents	$1,063	$4,551

Cash and cash equivalents at beginning of period	$17,157	$11,207

Cash and cash equivalents at end of period	$18,220	$15,758

Supplemental Cash Flow:
Cash paid for interest	$9,265	$6,358
Cash paid for income taxes	12,719	7,391
Non-cash financing activities:
Dividends payable	1,061	1,041
Capital leases	472	127

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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2007 and 2006 were September 29, 2007 and September 30, 2006. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts.
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
Reclassification
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three (3) and six (6) month periods ended September 30, 2007.
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
Fair Value Measurements
In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on April 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is evaluating the impact of the adoption of SFAS 157 on its consolidated financial statements.
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
Note 3: Inventories
The Company’s inventories consist of the following:

	September 30, 2007	March 31, 2007

Raw materials	$1,803	$1,774
Finished goods	89,702	93,794

Subtotal	$91,505	$95,568
Excess and obsolete inventory reserves	(21,725)	(22,761)

Inventory, net	$69,780	$72,807

Note 4: Goodwill
The following table summarizes changes to goodwill at the Company’s reporting units during the period.

	North America	Europe	All Other	Total

Balance as of March 31, 2007	$493,462	$73,065	$2,120	$568,647
Currency translation	(12)	4,354	37	4,379
Prior period acquisitions	(205)	—	—	(205)

Balance as of September 30, 2007	$493,245	$77,419	$2,157	$572,821

At September 30, 2007, certain merger agreements provided for contingent payments (earn-out) of up to $2,294. If future operating performance goals of the acquired companies are met, goodwill will be adjusted for the amount of the contingent payments.
Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	September 30, 2007			March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$8,086	$4,237	$3,849	$7,963	$3,414	$4,549
Customer relationships	71,989	5,941	66,048	71,989	3,973	68,016
Acquired backlog	10,783	10,783	—	10,783	9,813	970

Total	$90,858	$20,961	$69,897	$90,735	$17,200	$73,535

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$126,850	$29,214	$97,636	$126,727	$25,453	$101,274

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio obtained through business acquisitions. The Company’s definite-lived intangible assets are comprised of employee non-compete contracts, backlog and customer relationships also obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets during the period:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2007	$27,739	$5,519	$68,016	$101,274
Amortization expense	—	(1,694)	(1,968)	(3,662)
Currency translation	—	24	—	24

Balance at September 30, 2007	$27,739	$3,849	$66,048	$97,636

During the three (3) month periods ended September 30, 2007 and 2006, the Company recognized intangible amortization expense of $1,344 and $1,931, respectively. During the six (6) month periods ended September 30, 2007 and 2006, the Company recognized intangible amortization expense of $3,662 and $3,437, respectively.
The following table details the estimated intangible amortization expense during the remainder of Fiscal 2008, each of the succeeding five fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of September 30, 2007 that are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal years ending March 31,

2008	$2,676
2009	5,232
2010	5,094
2011	4,519
2012	4,150
2013	3,963
Thereafter	44,263

Total	$69,897

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	September 30, 2007	March 31, 2007

Revolving credit agreement	$228,830	$236,715
Capital lease obligations	2,252	2,123
Other	33	42

Total debt	$231,115	$238,880
Less: current portion (included in Other liabilities)	(791)	(686)

Long-term debt	$230,324	$238,194

Revolving Credit Agreement - On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of September 30, 2007, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest-rate on all outstanding debt for the three (3) month period ended September 30, 2007 was $270,825, $249,789 and 6.63%, respectively, compared to $284,470, $265,437 and 6.26%, respectively, for the three (3) month period ended September 30, 2006. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest-rate on all outstanding debt for the six (6) month period ended September 30, 2007 was $270,825, $250,949 and 6.61%, respectively, compared to $284,470, $243,390 and 6.17%, respectively, for the six (6) month period ended September 30, 2006.
Capital lease obligations — The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest-rates ranging from 3.83% to 11.73%.
Other - Other debt is comprised of various bank and third party loans secured by specific pieces of equipment and real property. The loans have remaining terms of less than one to three years with interest-rates ranging from 0.0% to 5.9%.
Unused available borrowings - As of September 30, 2007, the Company had $5,234 outstanding in letters of credit and $75,936 available under the Credit Agreement.
Note 7: Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts:
The Company enters into foreign currency forward contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of September 30, 2007, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of approximately $67,117 and a fair value of $68,635 and mature within the next eighteen months.
As of September 30, 2007, an unrecognized gain of $102 ($62 net of tax) on all open foreign currency forward contracts is included within the Company’s Consolidated Balance Sheets as a component of Other comprehensive income (“OCI”). This unrecognized gain is expected to be credited to earnings over the life of the maturing contracts as the hedged forecasted transaction occurs and it is expected that the gain will be offset by currency losses on the items being hedged.
During the three (3) month periods ended September 30, 2007 and 2006, the Company recognized a loss of $80 ($49 net of tax) and a gain of $106, respectively, on matured contracts. During the six (6) month periods ended September 30, 2007 and 2006, the Company recognized a loss of $176 ($108 net of tax) and a gain of $292, respectively, on matured contracts. There was no hedge ineffectiveness for the six (6) month periods ended September 30, 2007 and 2006.

Interest-rate Swap:
To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. The Company’s goal is to manage interest-rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest-rates.
On July 26, 2006, the Company entered into a five-year interest-rate swap (“interest-rate swap”) which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest-rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. The Company recognizes gains/losses related to the change in fair value of the interest-rate swap which is included in Interest expense (income) within the Company’s Consolidated Statements of Income. During the three (3) month periods ended September 30, 2007 and 2006, the Company recognized losses of $1,746 and $1,395, respectively, related to the change in fair value of the interest-rate swap. During the six (6) month periods ended September 30, 2007 and 2006, the Company recognized losses of $438 and $1,395, respectively, related to the change in fair value of the interest-rate swap. As of September 30, 2007, the Company has recorded a liability of $2,172 related to the cumulative change in fair value of the interest-rate swap which is a long-term liability recorded in Other liabilities within the Company’s Consolidated Balance Sheets.
Note 8: Acquisitions
Current fiscal year acquisitions:
There have been no acquisitions during the six (6) month period ended September 30, 2007.
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
During the third quarter of Fiscal 2007, the Company acquired Nortech Telecommunications Inc. (“NTI”), a privately-held company based out of Chicago, IL. In connection with the NTI acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of five to 20 years.
The allocation of the purchase price for ADS and NTI is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein. The acquisitions of ADS and NTI, taken individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
During the first quarter of Fiscal 2007, the Company acquired the privately-held USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”). The acquired operations service commercial and various government agency clients. In connection with the NextiraOne acquisition, the Company has allocated $73,995 and $24,100 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements. These definite-lived intangibles are to be amortized over a period of one to 20 years.
Also, during first quarter of Fiscal 2007, the Company acquired Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”). The acquired operations provide planning, installation, monitoring and maintenance services for voice and data network systems. NUVT has an active customer base, which includes commercial, education and various government agency accounts. In connection with the NUVT acquisition, the Company has allocated $15,058 and $18,601 to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of acquired backlog, customer relationships and non-compete agreements. These definite-lived intangibles are to be amortized over a period of one to 20 years.

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
During the first quarter of Fiscal 2008, the Company incurred $3,591 of costs related to facility consolidations and employee severance. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income. There were no comparable costs during the second quarter of Fiscal 2008.
The following table summarizes the changes to the restructuring reserve during the period:

	Employee Severance	Facility Closures	Total

Balance at March 31, 2007	$3,006	$16,422	$19,428
Restructuring charge	2,371	1,220	3,591
Asset write-downs	—	(411)	(411)
Cash expenditures	(3,857)	(3,668)	(7,525)

Balance at September 30, 2007	$1,520	$13,563	$15,083

Of the $15,083 above, $7,780 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended September 30, 2007.
Note 10: Stock-based Compensation
Stock-Based Compensation
The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”) and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of September 30, 2007, the Employee Plan is authorized to issue stock options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of common stock. The Employee Plan provides that options are to be granted by a committee appointed by the Company’s Board of Directors (the “Board”) to key employees of the Company; such stock options generally become exercisable in equal amounts over a three-year period. As of September 30, 2007, the Director Plan is authorized to issue stock options and SARs for up to 270,000 shares of common stock. The Director Plan provides that options are to be granted by the Board or a committee appointed by the Board; such options generally become exercisable in equal amounts over a three-year period. No SARs have been issued under either plan.
During the three (3) month periods ended September 30, 2007 and 2006, the Company recognized non-cash stock-based compensation expense of $1,155 ($722 net of tax) or $0.04 per diluted share and $2,387 ($1,551 net of tax) or $0.09 per diluted share, respectively. During the six (6) month periods ended September 30, 2007 and 2006, the Company recognized non-cash stock-based compensation expense of $2,871 ($1,804 net of tax) or $0.10 per diluted share and $5,636 ($3,664 net of tax) or $0.21 per diluted share, respectively. Non-cash stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
The following table summarizes the Company’s stock option activity for the six (6) month period ended September 30, 2007.

	Six month period ended September 30, 2007
		Weighted-Average
Shares in thousands	Shares	Exercise Price (per share)

Outstanding at beginning of period	4,621	$38.66
Granted	—	—
Exercised	(156)	33.19
Forfeited or expired	(1,661)	37.16

Outstanding at end of period	2,804	$40.04
Exercisable at end of period	2,692	$40.23
Weighted average fair value of options granted during the period		$—

The Audit Committee of the Board (the “Audit Committee”) has now completed its previously-disclosed independent review of the Company’s historical stock option granting practices. See the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K for more information regarding the Audit Committee’s review and related matters. In light of the findings of its review, the Audit Committee is considering and will present to the Board recommendations regarding procedural enhancements and/or additional remedial measures. The Board will then consider the Audit Committee’s recommendations for adoption. In advance of action by the Audit Committee, the Board and/or the appropriate Board committee, the Company has implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
The Audit Committee’s review included an evaluation of the role of current and former Company personnel in identified problems during the period from 1992 to the present (the “Review Period”), and the Audit Committee’s consideration of remedial actions will include a review of claims that have been or may be asserted against such current or former Company personnel as well as other remedial actions that may be appropriate under all circumstances. As previously reported, based on the findings of the Audit Committee as to Fred C. Young, the Company’s former Chief Executive Officer who resigned on May 20, 2007, the Audit Committee concluded and recommended to the Board, and the Board determined, that Mr. Young could have been terminated due to Cause for Termination (as defined in his agreement dated May 11, 2004) at the time Mr. Young resigned as a director and as an officer of the Company on May 20, 2007. In light of that determination and the terms of the agreements with Mr. Young, all outstanding stock options held by Mr. Young (1,455,402 shares) terminated as of the date of his resignation, which occurred during the first quarter of Fiscal 2008. Accordingly, the Company has determined that the consequences of these events should be considered a first quarter of Fiscal 2008 event for accounting purposes. These events had the following impacts on the Company’s consolidated financial statements and related notes for the six (6) month period ended September 30, 2007: (1) a decrease in outstanding stock options of 1,455,402, (2) immaterial impact on the Diluted earnings per common share computation, (3) a decrease in deferred tax assets of $4,637 with the offsetting entry of $3,899 to Additional paid-in capital and (4) additional tax expense impact of approximately $738.
The following table summarizes certain information regarding the Company’s outstanding stock options at September 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
	Shares	Average	Weighted	Average	Shares	Average	Weighted	Average
	Out-	Remaining	Average	Intrinsic	Exer-	Remaining	Average	Intrinsic
Range of	standing	Contractual	Exercise	Value	cisable	Contractual	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Life (Years)	Price	(000’s)

$19.95 — $26.60	2	1.0	$21.94	$49	2	1.0	$21.94	$49
$26.60 — $33.25	82	3.3	29.82	1,069	82	3.3	29.82	1,069
$33.25 — $39.90	1,283	7.7	37.62	6,735	1,171	7.7	37.81	5,924
$39.90 — $46.55	1,394	4.2	42.47	558	1,394	4.2	42.47	558
$46.55 — $53.20	24	2.8	50.69	—	24	2.8	50.69	—
$53.20 — $59.85	17	2.6	58.15	—	17	2.6	58.15	—
$59.85 — $66.50	2	2.3	63.22	—	2	2.3	63.22	—

$19.95 — $66.50	2,804	5.8	$40.04	$8,411	2,692	5.8	$40.23	$7,600

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on September 28, 2007 of $42.87, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2007, there was approximately $1,313 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a weighted average period of 2.0 years.

Note 11: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations:

	Three month period		Six month period
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Net income	$11,310	$11,675	$19,498	$18,488

Weighted average common shares outstanding (basic)	17,594	17,513	17,561	17,415
Effect of dilutive securities from employee stock options	158	230	109	351

Weighted average common shares outstanding (diluted)	17,752	17,743	17,670	17,766

Basic earnings per common share	$0.64	$0.67	$1.11	$1.06

Dilutive earnings per common share	$0.64	$0.66	$1.10	$1.04

The Weighted average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. During the three (3) month periods ended September 30, 2007 and 2006, there were 793,505 and 3,240,830 non-dilutive stock options outstanding, respectively, that are not included in the corresponding period Weighted average common shares outstanding (diluted) computation. During the six (6) month periods ended September 30, 2007 and 2006, there were 2,179,335 and 774,038 non-dilutive stock options outstanding, respectively, that are not included in the corresponding period Weighted average common shares outstanding (diluted) computation.
Note 12: Comprehensive income and Accumulated other comprehensive income (“AOCI”)
The following table details the computation of comprehensive income:

	Three month period		Six month period
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Net income	$11,310	$11,675	$19,498	$18,488

Foreign currency translation adjustment	6,078	(481)	8,302	6,044
Net change in fair value of cash flow hedging instruments	(574)	399	(423)	353
Amounts reclassified into results of operations	49	(106)	108	(292)

Other comprehensive income	$5,553	$(188)	$7,987	$6,105

Comprehensive income	$16,863	$11,487	$27,485	$24,593

The components of AOCI consisted of the following:

	September 30, 2007	March 31, 2007

Foreign currency translation adjustment	$31,654	$23,352
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges	62	377
Unrecognized gain on defined benefit pension	1,670	1,670

Accumulated other comprehensive income	$33,386	$25,399

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

As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, conducted an independent review of the Company’s historical stock option granting practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K for more information regarding the Audit Committee’s review and related matters. The Audit Committee has concluded its review and is considering and will present to the Board recommendations concerning procedural enhancements and/or additional remedial measures.
On September 20, 2006, the Company received formal notice from the Internal Revenue Service (“IRS”) regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS has requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests. In connection with the Audit Committee’s review of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”) may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which has been recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
With respect to the previously-disclosed matter regarding a United States General Services Administration (“GSA”) Multiple Award Schedule contract, on October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under the GSA contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through April 2, 2008 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
At the conclusion of these regulatory matters, the Company could be subject to additional taxes, fines, penalties or other costs which could be material.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before February 15, 2008. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company has made a claim for such costs under an insurance policy.
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
Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties. As of September 30, 2007 and March 31, 2007, the Company has recorded a warranty reserve of $4,614 and $4,214, respectively.

There has been no other significant or unusual activity during Fiscal 2008.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007 and Fiscal 2008, and expects to continue to incur additional expenses through the end of Fiscal 2008, in relation to (i) the Audit Committee’s review of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option practices, (iii) the previously-disclosed derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of September 30, 2007, the total amount of such fees is approximately $4,744, of which $542 was expensed in Fiscal 2007 and $1,018 was expensed in Fiscal 2008 through September 30, 2007. The Company and the insurance company for its directors’ and officers’ indemnification insurance are currently in discussions with respect to which of these expenses in excess of the deductible will be paid by the insurance company. Accordingly, there can be no assurance that all expenses submitted or to be submitted to the insurance company for reimbursement will be reimbursed under the Company’s directors’ and officers’ indemnification insurance. The amount of such expenses not reimbursed by the insurance company could be material.
Note 14: Uncertainty in Income Taxes
As discussed in Note 2, the Company adopted FIN 48 on April 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $5,110 reduction to the beginning balance of Retained earnings representing the cumulative effect of a change in accounting principle, an increase to current liabilities of $3,656 recorded within Income taxes and a decrease to non-current assets of $1,454 recorded within Other assets, each of which is reflected within the Company’s Consolidated Balance Sheets. At the adoption date of April 1, 2007, the gross liability for income taxes associated with uncertain tax positions was $6,974. If the uncertain tax positions are recognized, they would all favorably affect the Company’s effective tax rate. The Company includes interest and penalties related to uncertain tax positions within the Provision for income taxes within the Company’s Consolidated Statements of Income. As of April 1, 2007, the Company has recorded approximately $806 of interest and penalties related to uncertain tax positions. During the six (6) month period ended September 30, 2007, the Company recorded an additional increase to current liabilities within Income taxes of $454 related to uncertain tax positions.
The IRS commenced an examination of the Company’s U.S. federal income tax return for Fiscal 2004, Fiscal 2005 and Fiscal 2006. The IRS has not yet proposed any adjustment to the Company’s filing positions in connection with this examination. Upon completion of this examination, it is reasonably possible that the total amount of unrecognized benefits will change. Any adjustment to the unrecognized tax benefits would impact the effective tax rate. The Company cannot make an estimate of the impact on the effective rate for any potential adjustment at this time.
Fiscal 2007 remains open to examination by the IRS. Fiscal 2004 through Fiscal 2007 remain open to examination by state and foreign taxing jurisdictions.
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

The following table presents financial information about the Company’s reportable segments by geographic region:

	Three month period		Six month period
	ended September 30,		ended September 30,
	2007	2006	2007	2006

North America
Revenues	$217,002	$231,297	$427,004	$423,869
Operating income	18,104	18,122	28,686	27,519
Depreciation	2,582	3,580	5,406	5,741
Amortization	1,319	1,911	3,609	3,368
Segment assets	1,018,336	1,038,242	1,018,336	1,038,242
Europe
Revenues	$33,706	$30,844	$66,505	$60,189
Operating income	4,292	3,489	8,240	6,632
Depreciation	117	112	220	231
Amortization	15	11	32	51
Segment assets	148,154	125,745	148,154	125,745
All Other
Revenues	$9,922	$9,184	$19,412	$17,662
Operating income	1,765	1,895	3,404	3,491
Depreciation	29	24	57	44
Amortization	10	9	21	18
Segment assets	20,202	15,888	20,202	15,888

The sum of segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	As of September 30,
	2007	2006

Segment assets for North America, Europe and All Other	$1,186,692	$1,179,875
Corporate eliminations	(72,471)	(73,727)

Total consolidated assets	$1,114,221	$1,106,148

The following table presents financial information about the Company by service type:

	Three month period		Six month period
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Data Services
Revenues	$50,200	$46,447	$96,365	$90,978
Gross profit	14,374	13,907	28,551	27,224
Voice Services
Revenues	$150,811	$169,815	$300,798	$303,454
Gross profit	49,753	57,913	100,029	103,676
Hotline Services
Revenues	$59,619	$55,063	$115,758	$107,288
Gross profit	28,162	27,216	54,939	53,980

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.
Note 16: Subsequent Events
On October 16, 2007, the Company announced the acquisition of B & C Telephone, Inc. (“B&C”), a privately-held company based out of Spokane, Washington. B&C has an active customer base which includes commercial, financial, healthcare and various government agency accounts. Annual historical revenues of B&C are approximately $18,000.
On October 26, 2007, the Company announced its intention to implement a plan regarding certain stock options under the Employee Plan that have been granted with a below-fair market value exercise price for tax purposes, and which vested or may vest after December 31, 2004.

With respect to outstanding stock options, the Company intends to conduct a tender offer to current employees who hold such options to amend each affected option grant to increase the exercise price to the lower of: (i) the fair market value of the common stock on the corrected measurement date (as determined for tax purposes) or (ii) the fair market value of the common stock on the trading day immediately following the expiration of the tender offer, provided that the new exercise price will in no event be lower than the current exercise price of the stock option. Pursuant to the tender offer, current employees subject to taxation in the United States will have the opportunity to avoid unfavorable tax consequences under Section 409A of the Code (“409A”). The Company intends to offer as part of the tender offer the right to receive a cash payment equal to the increase in the exercise price of the affected stock option. The Company anticipates that the cash payment will be made in January 2008.
For employees who exercised affected stock options in calendar 2006, the Company intends to submit directly to the IRS any applicable 409A additional taxes as well as an amount to “gross up” such amount for the additional income and payroll taxes owed on such payments. For employees who have exercised or who do exercise affected stock options in calendar 2007, the value of these options at exercise will be subject to additional taxes under 409A. The Company will pay a bonus to any such employees to compensate them for the additional 409A taxes that they will be required to pay as well as an amount to “gross up” such amount for the additional income and payroll taxes owed on such payments.
With respect to the tender offer, the amount of cash to be paid out by the Company is dependent upon the fair market value of the common stock on the trading day immediately following the expiration of the tender offer. Such amount will be recorded in the fiscal quarter in which the tender offer expires, which currently is expected to be the third quarter of Fiscal 2008. With respect to the expense to be incurred for amounts to be paid to the IRS or to employees for affected options exercised in 2006 and 2007, it is expected that the Company will record such expense in the third quarter of Fiscal 2008. All cash payments to be made by the Company under this plan (other than any payments directly to the IRS) are expected to be paid by January 31, 2008. Such amounts could be material.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) and six (6) month periods ended September 30, 2007 and 2006 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box” or the “Company”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented as of September 30, 2007 and 2006 were September 29, 2007 and September 30, 2006. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
The Company
Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data manufacturers as well as 118,000 network infrastructure products that it sells through its catalog and Internet web site and its Voice and Data services (collectively referred to as “On-Site services”) offices.
Management is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2006 through September 30, 2007 that have a significant impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. Fiscal 2007 acquisitions include (i) USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”), (ii) Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), (iii) Nortech Telecommunications Inc. (“NTI”) and (iv) ADS Telecom, Inc. (“ADS”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included in the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.

In connection with certain acquisitions, the Company incurs expenses that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the past acquisition-related expenses during Fiscal 2007 (by quarter).

	1Q07	2Q07	3Q07	4Q07	Fiscal 2007

Selling general & administrative expenses
Asset write-up depreciation expense on acquisitions	$—	$1,191	$713	$742	$2,646
Amortization
Amortization of intangible assets on acquisitions	1,433	1,894	2,621	4,127	10,075

Total	$1,433	$3,085	$3,334	$4,869	$12,721

The following table is included to provide a schedule of the current and an estimate of future acquisition-related expenses for Fiscal 2008 (by quarter) based on the acquisition activity through September 30, 2007.

	1Q08	2Q08	3Q08	4Q08	Fiscal 2008

Selling general & administrative expenses
Asset write-up depreciation expense on acquisitions	$659	$448	$439	$472	$2,018

Amortization
Amortization of intangible assets on acquisitions	2,269	1,298	1,307	1,287	6,161

Total	$2,928	$1,746	$1,746	$1,759	$8,179

The following table provides information on revenues and operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussion. The Company’s reconciling items of $4,792 and $5,472 for the three (3) month periods ended September 30, 2007 and 2006, respectively and $13,466 and $11,269 for the six (6) months ended September 30, 2007 and 2006, respectively, include restructuring charges, severance costs, other acquisition integration costs, amortization of intangible assets on acquisitions, stock-based compensation expense, asset write-up depreciation expense on acquisitions and historical stock option granting practices investigation costs.

	Three month period ended September 30,				Six month period ended September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
North America	$217,002	83.3%	$231,297	85.2%	$427,004	83.2%	$423,869	84.5%
Europe	33,706	12.9%	30,844	11.4%	66,505	13.0%	60,189	12.0%
All Other	9,922	3.8%	9,184	3.4%	19,412	3.8%	17,662	3.5%

Total	$260,630	100%	$271,325	100%	$512,921	100%	$501,720	100%

Operating income
North America	$18,104		$18,122		$28,686		$27,519
% of North America revenues	8.3%		7.8%		6.7%		6.5%

Europe	$4,292		$3,489		$8,240		$6,632
% of Europe revenues	12.7%		11.3%		12.4%		11.0%

All Other	$1,765		$1,895		$3,404		$3,491
% of All Other revenues	17.8%		20.6%		17.5%		19.8%

Total	$24,161	9.3%	$23,506	8.7%	$40,330	7.9%	$37,642	7.5%

Reconciling items
North America	$4,792		$5,472		$13,466		$11,269
Europe	—		—		—		—
All Other	—		—		—		—

Total	$4,792	1.8%	$5,472	2.0%	$13,466	2.6%	$11,269	2.2%

The following table provides information on revenues and gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussion.

	Three month period ended September 30,				Six month period ended September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$50,200	19.3%	$46,447	17.1%	$96,365	18.8%	$90,978	18.1%
Voice Services	150,811	57.8%	169,815	62.6%	300,798	58.6%	303,454	60.5%
Hotline Services	59,619	22.9%	55,063	20.3%	115,758	22.6%	107,288	21.4%

Total	$260,630	100%	$271,325	100%	$512,921	100%	$501,720	100%

Gross profit
Data Services	$14,374		$13,907		$28,551		$27,224
% of Data Services revenues	28.6%		29.9%		29.6%		29.9%

Voice Services	$49,753		$57,913		$100,029		$103,676
% of Voice Services revenues	33.0%		34.1%		33.3%		34.2%

Hotline Services	$28,162		$27,216		$54,939		$53,980
% of Hotline Services revenues	47.2%		49.4%		47.5%		50.3%

Total	$92,289	35.4%	$99,036	36.5%	$183,519	35.8%	$184,880	36.8%

The Company’s distribution agreement with Avaya, Inc. terminated on September 8, 2007. The Company evaluated the financial impact of this event including potential business strategies to minimize such impact. The Company continues to anticipate that this event will not have a material impact on its Fiscal 2008 operating results.
SECOND QUARTER FISCAL 2008 (“2Q08”) COMPARED TO SECOND QUARTER FISCAL 2007 (“2Q07”):
Total Revenues
Total revenues for 2Q08 were $260,630, a decrease of 4% compared to total revenues for 2Q07 of $271,325. The Acquired Companies contributed incremental revenue of $68,189 and $88,259 for 2Q08 and 2Q07, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $3,016 in 2Q08 relative to the U.S. dollar, total revenues would have increased 3% from $183,066 to $189,425 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 2Q08 were $217,002, a decrease of 6% compared to revenues for 2Q07 of $231,297. The Acquired Companies contributed incremental revenue of $68,189 and $88,259 for 2Q08 and 2Q07, respectively. The decrease in Acquired Companies contributed revenue is primarily due to expected post-merger client attrition from the NextiraOne acquisition. Excluding the effects of the acquisitions and the positive exchange rate impact of $413 in 2Q08 relative to the U.S. dollar, North American revenues would have increased 4% from $143,038 to $148,400. The Company believes this increase is due to the success in the Company’s Data, Voice and Hotline (“DVH”) cross-selling initiatives.
Europe
Revenues in Europe for 2Q08 were $33,706, an increase of 9% compared to revenues for 2Q07 of $30,844. Excluding the positive exchange rate impact of $2,392 in 2Q08 relative to the U.S. dollar, Europe revenues would have increased 2% from $30,844 to $31,314. The Company believes the increase is due to the success in the Company’s DVH cross-selling initiatives.

All Other
Revenues for All Other for 2Q08 were $9,922, an increase of 8% compared to revenues for 2Q07 of $9,184. Excluding the positive exchange rate impact of $211 in 2Q08 relative to the U.S. dollar, All Other revenues would have increased 6% from $9,184 to $9,711.
Revenue by Service Type
Data Services
Revenues from Data Services for 2Q08 were $50,200, an increase of 8% compared to revenues for 2Q07 of $46,447. Excluding the positive exchange rate impact of $1,230 in 2Q08 relative to the U.S. dollar for its International Data Services, Data Services revenues would have increased 5% from $46,447 to $48,970. The Company believes the increase in Data Services revenues is due to the success in the Company’s DVH cross-selling initiatives coupled with stable end-user markets.
Voice Services
Revenues from Voice Services for 2Q08 were $150,811, a decrease of 11% compared to revenues for 2Q07 of $169,815. The Acquired Companies contributed incremental revenue of $68,189 and $88,259 for 2Q08 and 2Q07, respectively. The decrease in Acquired Companies contributed revenue is primarily due to expected post-merger client attrition from the NextiraOne acquisition. Excluding the effects of the acquisitions, Voice Services revenues would have increased 1% from $81,556 to $82,622. The Company believes that the increase in Voice Services revenues is primarily due to the success in the Company’s DVH cross-selling initiatives coupled with stable end-user markets. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 2Q08 were $59,619, an increase of 8% compared to revenues for 2Q07 of $55,063. Excluding the positive exchange rate impact of $1,786 in 2Q08 relative to the U.S. dollar for its International Hotline Services, Hotline Services revenues would have increased 5% from $55,063 to $57,833. The Company believes this increase in Hotline Services revenues is primarily due to the success in the Company’s DVH cross-selling initiatives and increases in web-based sales coupled with stable end-user markets.
Gross profit
Gross profit dollars for 2Q08 were $92,289, a decrease of 7% compared to gross profit dollars for 2Q07 of $99,036. Gross profit as a percent of revenues for 2Q08 was 35.4%, a decrease of 1.1% compared to gross profit as a percentage of revenues for 2Q07 of 36.5%. The Company believes the percent decrease was due primarily to cost overruns on a domestic Data Service contract, the impact of lower gross profit in its Hotline Services segment driven by increased product costs and product mix and several strategic investments in the Voice Services segment.
Gross profit dollars for Data Services for 2Q08 were $14,374, or 28.6% of revenues, compared to gross profit dollars for 2Q07 of $13,907, or 29.9% of revenues. Gross profit dollars for Voice Services for 2Q08 were $49,753, or 33.0% of revenues, compared to gross profit dollars for 2Q07 of $57,913, or 34.1% of revenues. Gross profit dollars for Hotline Services for 2Q08 were $28,162, or 47.2% of revenues, compared to gross profit dollars for 2Q07 of $27,216, or 49.4% of revenues.
Selling, general & administrative expenses
Selling, general & administrative expenses for 2Q08 were $66,784, a decrease of $6,815 compared to Selling, general & administrative expenses for 2Q07 of $73,599. Selling, general & administrative expenses as a percent of revenue for 2Q08 were 25.6% compared to 27.1% for 2Q07. The decrease in Selling, general & administrative expense dollars and decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services.
Intangibles amortization
Intangibles amortization for 2Q08 was $1,344, a decrease of $587 compared to Intangibles amortization for 2Q07 of $1,931. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by the finalization of purchase accounting and the addition of intangible assets from acquisitions completed subsequent to 2Q07.
Operating income
Operating income for 2Q08 was $24,161, or 9.3% of revenues, an increase of $655 compared to Operating income for 2Q07 of $23,506, or 8.7% of revenues.

Interest expense, net
Net interest expense for 2Q08 was $6,143, an increase of $622 compared to net interest expense for 2Q07 of $5,521. The Company’s interest-rate swap contributed losses of $1,746 and $1,395 for 2Q08 and 2Q07, respectively. Excluding the effect of interest-rate swap, net interest expense would have increased $271 from $4,126 to $4,397. This increase in net interest expense is due to an increase in the weighted average interest-rate from 6.26% for 2Q07 to 6.63% for 2Q08 partially offset by decreases in the weighted average outstanding debt from $265,437 for 2Q07 to $249,789 for 2Q08.
Provision for Income Taxes
The tax provision for 2Q08 was $6,781, an effective tax rate of 37.5%. This compares to the tax provision for 2Q07 of $6,238, an effective tax rate of 34.8%. The tax rate for 2Q08 was higher than 2Q07 due to the expected write-off of deferred tax assets related to book stock-based compensation expense, changes in the overall mix of taxable income among worldwide offices and the loss of the extraterritorial income deduction for federal income tax purposes.
Net Income
As a result of the foregoing, Net income for 2Q08 was $11,310, or 4.3% of revenues, compared to Net income for 2Q07 of $11,675, or 4.3% of revenues.
SIX MONTHS FISCAL 2008 (“2QYTD08”) COMPARED TO SIX MONTHS FISCAL 2007 (“2QYTD07”):
Total Revenues
Total revenues for 2QYTD08 were $512,921, an increase of 2% compared to total revenues for 2QYTD07 of $501,720. The Acquired Companies contributed incremental revenue of $140,150 and $148,433 for 2QYTD08 and 2QYTD07, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $5,408 in 2QYTD08 relative to the U.S. dollar, total revenues would have increased 4% from $353,287 to $367,363 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 2QYTD08 were $427,004, an increase of 1% compared to revenues for 2QYTD07 of $423,869. The Acquired Companies contributed incremental revenue of $140,150 and $148,433 for 2QYTD08 and 2QYTD07, respectively. The decrease in Acquired Companies contributed revenue is primarily due to expected post-merger client attrition from the NextiraOne acquisition. Excluding the effects of the acquisitions and the positive exchange rate impact of $525 in 2QYTD08 relative to the U.S. dollar, North American revenues would have increased 4% from $275,436 to $286,329. The Company believes this increase is due to the success in the Company’s DVH cross-selling initiatives.
Europe
Revenues in Europe for 2QYTD08 were $66,505, an increase of 10% compared to revenues for 2QYTD07 of $60,189. Excluding the positive exchange rate impact of $4,599 in 2QYTD08 relative to the U.S. dollar, Europe revenues would have increased 3% from $60,189 to $61,906. The Company believes the increase is due to the success in the Company’s DVH cross-selling initiatives.
All Other
Revenues for All Other for 2QYTD08 were $19,412, an increase of 10% compared to revenues for 2QYTD07 of $17,662. Excluding the positive exchange rate impact of $284 in 2QYTD08 relative to the U.S. dollar, All Other revenues would have increased 8% from $17,662 to $19,128.
Revenue by Service Type
Data Services
Revenues from Data Services for 2QYTD08 were $96,365, an increase of 6% compared to revenues for 2QYTD07 of $90,978. Excluding the positive exchange rate impact of $2,164 in 2QYTD08 relative to the U.S. dollar for its International Data Services, Data Services revenues would have increased 4% from $90,978 to $94,201. The Company believes the increase in Data Services revenues is due to the success in the Company’s DVH cross-selling initiatives coupled with stable end-user markets.

Voice Services
Revenues from Voice Services for 2QYTD08 were $300,798, a decrease of 1% compared to revenues for 2QYTD07 of $303,454. The Acquired Companies contributed incremental revenue of $140,150 and $148,433 for 2QYTD08 and 2QYTD07, respectively. The decrease in Acquired Companies contributed revenue is primarily due to expected post-merger client attrition from the NextiraOne acquisition. Excluding the effects of the acquisitions, Voice Services revenues would have increased 4% from $155,021 to $160,648. The Company believes that the increase in Voice Services revenues is primarily due to the success in the Company’s DVH cross-selling initiatives coupled with stable end-user markets. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 2QYTD08 were $115,758, an increase of 8% compared to revenues for 2QYTD07 of $107,288. Excluding the positive exchange rate impact of $3,244 in 2QYTD08 relative to the U.S. dollar for its International Hotline Services, Hotline Services revenues would have increased 5% from $107,288 to $112,514. The Company believes this increase in Hotline Services revenues is primarily due to the success in the Company’s DVH cross-selling initiatives and increases in web-based sales coupled with stable end-user markets.
Gross profit
Gross profit dollars for 2QYTD08 were $183,519, a decrease of 1% compared to gross profit dollars for 2QYTD07 of $184,880. Gross profit as a percent of revenues for 2QYTD08 was 35.8%, a decrease of 1.0% compared to gross profit as a percentage of revenues for 2QYTD07 of 36.8%. The Company believes the percent decrease was due primarily to the impact of lower gross profit in its Voice Services segment driven by the acquisition of NextiraOne, several strategic investments in the Voice Services segment and the impact of lower gross profit in its Hotline Services segment driven by increased product costs and product mix.
Gross profit dollars for Data Services for 2QYTD08 were $28,551, or 29.6% of revenues, compared to gross profit dollars for 2QYTD07 of $27,224, or 29.9% of revenues. Gross profit dollars for Voice Services for 2QYTD08 were $100,029, or 33.3% of revenues, compared to gross profit dollars for 2QYTD07 of $103,676, or 34.2% of revenues. Gross profit dollars for Hotline Services for 2QYTD08 were $54,939, or 47.5% of revenues, compared to gross profit dollars for 2QYTD07 of $53,980, or 50.3% of revenues.
Selling, general & administrative expenses
Selling, general & administrative expenses for 2QYTD08 were $139,527, a decrease of $4,274 compared to Selling, general & administrative expenses for 2QYTD07 of $143,801. Selling, general & administrative expenses as a percent of revenue for 2QYTD08 were 27.2% compared to 28.7% for 2QYTD07. The decrease in Selling, general & administrative expense dollars and decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues, changing market demand for the Company’s solutions and services and a decrease in non-cash stock based compensation expense of $2,765 partially offset by increases in restructuring/integration costs of $3,788 and historical stock option review costs of $1,018.
Intangibles amortization
Intangibles amortization for 2QYTD08 was $3,662, an increase of $225 compared to Intangibles amortization for 2QYTD07 of $3,437. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to 2Q07 partially offset by the amortization run-out for certain intangible assets.
Operating income
Operating income for 2QYTD08 was $40,330, or 7.9% of revenues, an increase of $2,688 compared to Operating income for 2QYTD07 of $37,642, or 7.5% of revenues.
Interest expense, net
Net interest expense for 2QYTD08 was $9,423, an increase of $262 compared to net interest expense for 2QYTD07 of $9,161. The Company’s interest-rate swap contributed losses of $438 and $1,395 for 2QYTD08 and 2QYTD07, respectively. Excluding the effect of interest-rate swap, net interest expense would have increased $1,219 from $7,766 to $8,985. This increase in net interest expense is due to increases in the weighted average outstanding debt and weighted average interest-rate from $243,390 and 6.17%, respectively, for 2QYTD07 to $250,949 and 6.61%, respectively, for 2QYTD08.

Provision for Income Taxes
The tax provision for 2QYTD08 was $11,549, an effective tax rate of 37.2%. This compares to the tax provision for 2QYTD07 of $9,806, an effective tax rate of 34.7%. The tax rate for 2QYTD08 was higher than 2QYTD07 due to the expected write-off of deferred tax assets related to book stock-based compensation expense, changes in the overall mix of taxable income among worldwide offices and the loss of the extraterritorial income deduction for federal income tax purposes.
Net Income
As a result of the foregoing, Net income for 2QYTD08 was $19,498, or 3.8% of revenues, compared to Net income for 2QYTD07 of $18,488, or 3.7% of revenues.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during 2QYTD08 was $12,232. Significant factors contributing to the source of cash were: net income of $19,498 inclusive of non-cash charges of $9,345 and $2,871 for amortization / depreciation expense and stock compensation expense, respectively, a decrease in net inventory of $3,798 and increases in accounts payable of $7,863 and billings in excess of costs of $4,906. Significant factors contributing to a use of cash were: a decrease in the deferred tax provision of $9,738 and increases in other assets of $2,903, accounts receivable of $23,989 and cost in excess of billings of $4,839. Changes in the above accounts are based on average Fiscal 2008 exchange rates.
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
As of September 30, 2007 and 2006, the Company had cash and cash equivalents of $18,220 and $15,758, respectively, working capital of $135,882 and $109,936, respectively, and a current ratio of 1.57 and 1.43, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Cash Flows from Investing Activities
Net cash used by investing activities during 2QYTD08 was $5,090. Significant factors contributing to a use of cash were: $1,926 for gross capital expenditures and $3,215 for holdbacks and contingent fee payments related to prior period acquisitions.
Net cash used by investing activities during 2QYTD07 was $130,500. Significant factors contributing to a use of cash were: $2,112 for gross capital expenditures and $127,402 to acquire NextiraOne and NUVT. See Note 8 of the Notes to Consolidated Financial Statements for additional details regarding the acquisitions of NextiraOne and NUVT.
Cash Flows from Financing Activities
Net cash used by financing activities during 2QYTD08 was $5,172. Significant factors contributing to the cash outflow were $8,237 of net payments on long-term debt and $2,104 for the payment of dividends. Significant factors contributing to the cash inflow were $5,170 of proceeds from the exercise of stock options.
Net cash provided by financing activities during 2QYTD07 was $114,167. Significant factors contributing to the cash inflow were $127,283 of net borrowings on long term debt and $6,611 of proceeds from the exercise of stock options. Significant uses of cash were $17,587 for the repurchase of common stock and $2,116 for the payment of dividends.
Total Debt
Revolving Credit Agreement - On March 28, 2006, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit

Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of September 30, 2007, the Company was in compliance with all financial covenants under the Credit Agreement.
As of September 30, 2007, the Company had total debt outstanding of $231,115. Total debt was comprised of $228,830 outstanding under the credit agreement, $2,252 of obligations under capital leases and $33 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest-rate on all outstanding debt for the three (3) month period ended September 30, 2007 was $270,825, $249,789 and 6.63%, respectively, compared to $284,470, $265,437 and 6.26%, respectively, for the three (3) month period ended September 30, 2006. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest-rate on all outstanding debt for the six (6) month period ended September 30, 2007 was $270,825, $250,949 and 6.61%, respectively, compared to $284,470, $243,390 and 6.17%, respectively, for the six (6) month period ended September 30, 2006.
Dividends
Fiscal 2008
2Q08 — The Company’s Board of Director’s (the “Board”) declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,061 and was paid on October 12, 2007 to stockholders of record at the close of business on September 28, 2007.
1Q08 — The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,052 and was paid on July 13, 2007 to stockholders of record at the close of business on June 29, 2007.
Fiscal 2007
2Q07 — The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,041 and was paid on October 13, 2006 to stockholders of record at the close of business on September 29, 2006.
1Q07 — The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,061 and was paid on July 14, 2006 to stockholders of record at the close of business on June 30, 2006.
While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.
Repurchase of Common Stock
Fiscal 2008
2Q08 — During the three (3) month period ended September 30, 2007, the Company repurchased 28 shares of its common stock for an aggregate purchase price of $1, or an average purchase price per share of $43.00.
1Q08 — There were no repurchases of common stock during the three (3) month period ended June 30, 2007.
Fiscal 2007
2Q07 — During the three (3) month period ended September 30, 2006, the Company repurchased 440,628 shares of its common stock for an aggregate purchase price of $17,587, or an average purchase price per share of $39.91.
1Q07 — There were no repurchases of common stock during the three (3) month period ended June 30, 2006.
Since the inception of the repurchase program in April 1999 through September 2007, the Company has repurchased 7,436,139 shares of its common stock for an aggregate purchase price of $317,034, or an average purchase price per share of $42.63. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions.

While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
Potential Tax Payments
In connection with the independent review by the Audit Committee of the Board (the “Audit Committee”) of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”) may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which has been recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
Potential 409A Payments
On October 26, 2007, the Company announced its intention to implement a plan regarding certain stock options under the 1992 Stock Option Plan, as amended (the “Employee Plan”) that have been granted with a below-fair market value exercise price for tax purposes, and which vested or may vest after December 31, 2004.
With respect to outstanding stock options, the Company intends to conduct a tender offer to current employees who hold such options to amend each affected option grant to increase the exercise price to the lower of: (i) the fair market value of the common stock on the corrected measurement date (as determined for tax purposes) or (ii) the fair market value of the common stock on the trading day immediately following the expiration of the tender offer, provided that the new exercise price will in no event be lower than the current exercise price of the stock option. Pursuant to the tender offer, current employees subject to taxation in the United States will have the opportunity to avoid unfavorable tax consequences under the Code Section 409A (“409A”). The Company intends to offer as part of the tender offer the right to receive a cash payment equal to the increase in the exercise price of the affected stock option. The Company anticipates that the cash payment will be made in January 2008. Such payments could be material to the Company’s cash flows for such period.
For employees who exercised affected stock options in calendar 2006, the Company intends to submit directly to the Internal Revenue Service (“IRS”) any applicable 409A additional taxes as well as an amount to “gross up” such amount for the additional income and payroll taxes owed on such payments. For employees who have exercised or who do exercise affected stock options in calendar 2007, the value of these options at exercise will be subject to additional taxes under 409A. The Company will pay a bonus to any such employees to compensate them for the additional 409A tax(es) that they will be required to pay as well as an amount to “gross up” such amount for the additional income and payroll taxes owed on such payments.
With respect to the tender offer, the amount of cash to be paid out by the Company is dependent upon the fair market value of the common stock on the trading day immediately following the expiration of the tender offer. Such amount will be recorded in the fiscal quarter in which the tender offer expires, which currently is expected to be the third quarter of Fiscal 2008. With respect to the expense to be incurred for amounts to be paid to the IRS or to employees for affected options exercised in 2006 and 2007, it is expected that the Company will record such expense in the third quarter of Fiscal 2008. All cash payments to be made by the Company under this plan (other than any payments directly to the IRS) are expected to be paid by January 31, 2008. Such amounts could be material.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007 and Fiscal 2008, and expects to continue to incur additional expenses through the end of Fiscal 2008, in relation to (i) the Audit Committee’s review of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the Securities and Exchange Commission (“SEC”) regarding the Company’s past stock option granting practices, (iii) the previously-disclosed derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of September 30, 2007, the total amount of such fees is approximately $4,744, of which $542 was expensed in Fiscal 2007 and $1,018 was expensed in Fiscal 2008 through September 30, 2007. The Company and the insurance company for its directors’ and officers’ indemnification insurance are currently in discussions with respect to which of these expenses in excess of the deductible will be paid by the insurance company. Accordingly, there can be no assurance that all expenses submitted or to be submitted to the insurance company for reimbursement will be reimbursed under the Company’s directors’ and officers’ indemnification insurance. The amount of such expenses not reimbursed by the insurance company could be material.
Legal Proceedings
Please also see the matters discussed in Part II, Item 1, Legal Proceedings of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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
Impact of Recently Issued Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No.115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”), including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.
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
Cautionary Forward Looking Statements
When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the final outcome of the review of the Company’s stock option granting practices, including the related SEC investigation, shareholder derivative lawsuit, tax matters and insurance/indemnification matters, and the impact of any actions that may be required or taken as a result of such review, SEC investigation, shareholder derivative lawsuit, tax matters or insurance/indemnification matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, including the NextiraOne business, the timing and costs of restructuring programs, successful marketing of DVH services, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical services companies, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risks in the ordinary course of business that include interest-rate volatility and foreign currency exchange rates volatility. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest-rates or foreign currency exchange rates over the next year. The Company does not hold or issue any other financial derivative instruments (other than those specifically noted below) nor does it engage in speculative trading of financial derivatives.
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of September 30, 2007, the Company had total long-term obligations under the Credit Agreement of $228,830, including the current portion of those obligations of $791. Of the outstanding debt, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement during Fiscal 2007 and $128,830 was in variable rate obligations. As of September 30, 2007, an instantaneous 100 basis point increase in the interest-rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $318 ($199 net of tax) assuming the Company employed no intervention strategies.
To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. The Company’s goal is to manage interest-rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest-rates.

On July 26, 2006, the Company entered into an interest-rate swap which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest-rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability in the Company’s Consolidated Balance Sheets and Interest expense (income) in the Company’s Consolidated Statements of Income.
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
As of September 30, 2007, the Company had open foreign exchange contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.1523 to 1.2338 Australian dollar, 1.0958 to 1.0972 Canadian dollar, 5.2640 to 5.5090 Danish krone, 0.7018 to 0.7531 Euro, 0.0916 to 0.0919 Mexican pesos, 5.5876 to 6.2023 Norwegian kroner, 0.4869 to 0.5099 Pounds sterling, 6.1960 to 6.9344 Swedish krona, 1.1754 to 1.2209 Swiss franc and 105.47 to 110.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of approximately $67,117, have a fair value of $68,635 and will expire within eighteen months.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), an evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
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
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As previously noted in this Form 10-Q, the Audit Committee has concluded its independent review of the Company’s historical stock option granting practices and is considering and will present to the Board recommendations concerning procedural enhancements and/or additional remedial measures. Management has and will continue to adopt all recommendations from the Board, the Audit Committee and any other Board committee related to this matter.

PART II — OTHER INFORMATION
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
As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, conducted an independent review of the Company’s historical stock option granting practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K for more information regarding the Audit Committee’s review and related matters. The Audit Committee has concluded its review and is considering and will present to the Board recommendations concerning procedural enhancements and/or additional remedial measures.
On September 20, 2006, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS has requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests. In connection with the Audit Committee’s review of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which has been recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
With respect to the previously-disclosed matter regarding a United States General Services Administration (“GSA”) Multiple Award Schedule contract, on October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under the GSA contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through April 2, 2008 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
At the conclusion of these regulatory matters, the Company could be subject to additional taxes, fines or penalties which could be material.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before February 15, 2008. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company has made a claim for such costs under an insurance policy.

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
Item 1A. RISK FACTORS.
The following updates a potential risk factor included in the Form 10-K. You should carefully consider this risk factor, as well as the other risk factors contained in the Form 10-K along with the other information contained in the Form 10-K and this Form 10-Q, when evaluating an investment in our securities. Potential risk factors could cause our actual results to differ materially from those projected in any forward-looking statements. The terms “we” and “our” are references to the Company.
Stock option matters — As previously disclosed, on November 13, 2006, we received a letter of informal inquiry from the Enforcement Division of the SEC relating to the Company’s stock option practices from January 1, 1997 to present. Our Audit Committee, with the assistance of outside legal counsel, has conducted an independent review of the Company’s historical stock option granting practices and related accounting for stock option grants. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, we received a document subpoena from the SEC acting pursuant to such order. We have cooperated with the SEC in this matter and intend to continue to do so. See the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K for more information regarding this and related matters.
On September 20, 2006, we received formal notice from the IRS regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. On August 3, 2007, we received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS has requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. We have produced various documents requested by the IRS and are currently in the process of responding to additional documentation requests. In connection with our Audit Committee’s review of the Company’s historical stock option granting practices, we determined that a number of officers may have exercised options for which the application of Section 162(m) may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because we incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. We estimate that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which has been recorded as a current liability within Income taxes within our Consolidated Balance Sheets. We may also incur interest and penalties if we were to incur any such tax liability, which could be material.
In addition, in November, 2006, two stockholder derivative lawsuits were filed against the Company, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of our stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to our stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of our common stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before February 15, 2008.
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
• potential damages, fines, penalties or settlement costs; and
• payments to, or on behalf of, our current and former officers and directors subject to the investigation or named in the litigation pursuant to our indemnification obligations (in certain circumstances advance indemnification payments are recoverable if it is determined under applicable law that the officer or director in question was not entitled to be indemnified by the Company, but there is no assurance that we will be able to recover such payments).

While we expect that certain of such costs will be reimbursed pursuant to an insurance policy, at this point such costs (other than certain investigatory costs) have not been reimbursed.
On October 26, 2007, we announced our intention to implement a plan regarding certain stock options under the Employee Plan that have been granted with a below-fair market value exercise price for tax purposes, and which vested or may vest after December 31, 2004.
With respect to outstanding stock options, we intend to conduct a tender offer to current employees who hold such options to amend each affected option grant to increase the exercise price to the lower of: (i) the fair market value of the common stock on the corrected measurement date (as determined for tax purposes) or (ii) the fair market value of the common stock on the trading day immediately following the expiration of the tender offer, provided that the new exercise price will in no event be lower than the current exercise price of the stock option. Pursuant to the tender offer, our current employees subject to taxation in the United States will have the opportunity to avoid unfavorable tax consequences under 409A. We intend to offer as part of the tender offer the right to receive a cash payment equal to the increase in the exercise price of the affected stock option. We anticipate that the cash payment will be made in January 2008. Such payments could be material to our cash flows for such period.
For our employees who exercised affected stock options in calendar 2006, we intend to submit directly to the IRS any applicable 409A additional taxes as well as an amount to “gross up” such amount for the additional income and payroll taxes owed on such payments. For our employees who have exercised or who do exercise affected options in calendar 2007, the value of these options at exercise will be subject to additional taxes under 409A. We will pay a bonus to any such employees to compensate them for the additional 409A taxes that they will be required to pay as well as an amount to “gross up” such amount for the additional income and payroll taxes owed on such payments.
With respect to the tender offer, the amount of cash that we pay-out is dependent upon the fair market value of the common stock on the trading day immediately following the expiration of the tender offer. Such amount will be recorded in the fiscal quarter in which the tender offer expires, which currently is expected to be the third quarter of Fiscal 2008. With respect to the expense to be incurred for amounts to be paid to the IRS or to our employees for affected options exercised in 2006 and 2007, it is expected that we will record such expense in the third quarter of Fiscal 2008. All cash payments to be made by us under this plan (other than any payments directly to the IRS) are expected to be paid by January 31, 2008. Such amounts could be material.
Adverse developments in the legal proceedings or the investigation arising out of the Company’s historical stock option granting practices or any other matter raised as a result thereof could have an adverse impact on our business and our common stock price, including increased stock volatility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs

July 1, 2007 to July 29, 2007	—	—	—	1,063,889

July 30, 2007 to August 26, 2007	28	$43.00	28	1,063,861

August 27, 2007 to September 29, 2007	—	—	—	1,063,861

Total	28	$43.00	28	1,063,861

As of July 1, 2007, 1,063,889 shares were available under repurchase programs approved by the Board and announced on November 20, 2003, August 12, 2004 and November 7, 2006.
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
Item 6. Exhibits.

Exhibit
Number	Description

10.1	Amended and Restated Agreement by and between Black Box Corporation and R. Terry Blakemore dated October 16, 2007 (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, file number 0-18706, dated October 13, 2007 and filed with the SEC on October 18, 2007, and incorporated herein by reference.

(2)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK BOX CORPORATION
Dated: November 8, 2007	By:	/s/ Michael McAndrew
Michael McAndrew, Vice President,
Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amended and Restated Agreement by and between Black Box Corporation and R. Terry Blakemore dated October 16, 2007 (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, file number 0-18706, dated October 13, 2007 and filed with the SEC on October 18, 2007, and incorporated herein by reference.

(2)	Filed herewith.