Form 10-Q
period 2007-12-29
BLACK BOX CORP
filed 2008-02-07
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007
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
Registrant’s telephone number, including area code: 724-746-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐                      Smaller reporting company ☐
                                               (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of February 1, 2008, there were 17,706,305 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 29, 2007
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

In thousands, except par value	December 29, 2007
	(Unaudited)	March 31, 2007*

Assets
Cash and cash equivalents	$20,109	$17,157
Accounts receivable, net of allowance for doubtful accounts of $12,741 and $14,253	179,537	161,733
Inventories, net	74,224	72,807
Costs/estimated earnings in excess of billings on uncompleted contracts	59,693	61,001
Prepaid and other current assets	23,246	31,057

Total current assets	356,809	343,755

Property, plant and equipment, net	34,413	39,051
Goodwill, net	580,211	568,647
Intangibles:
Customer relationships, net	68,909	68,016
Other intangibles, net	31,855	33,258
Other assets	21,002	37,364

Total assets	$1,093,199	$1,090,091

Liabilities
Accounts payable	$79,664	$74,727
Accrued compensation and benefits	23,321	21,811
Deferred revenue	34,611	35,630
Billings in excess of costs/estimated earnings on uncompleted contracts	22,012	19,027
Income taxes	9,169	13,430
Other liabilities	49,558	62,071

Total current liabilities	218,335	226,696

Long-term debt	219,830	238,194
Other liabilities	21,024	25,505

Total liabilities	459,189	490,395

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	--	--
Common stock authorized 100,000, par value $.001, 17,683 and 17,527 shares issued and outstanding	25	25
Additional paid-in capital	447,164	441,283
Retained earnings	469,522	450,022
Accumulated other comprehensive income	34,335	25,399
Treasury stock, at cost 7,436 and 7,436 shares	(317,036)	(317,033)

Total stockholders’ equity	634,010	599,696

Total liabilities and stockholders’ equity	$1,093,199	$1,090,091

  * Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three-month period ended		Nine-month period ended
	December 29 and 30,		December 29 and 30,
In thousands, except per share amounts	2007	2006	2007	2006

Revenues
Hotline products	$59,269	$57,770	$175,027	$165,058
On-Site services	199,055	207,036	596,218	601,468

Total	258,324	264,806	771,245	766,526

Cost of Sales
Hotline products	30,891	29,887	91,710	83,195
On-Site services	133,312	138,234	401,895	401,766

Total	164,203	168,121	493,605	484,961

Gross profit	94,121	96,685	277,640	281,565

Selling, general & administrative expenses	73,209	73,940	212,736	217,741
Intangibles amortization	1,382	2,677	5,044	6,114

Operating income	19,530	20,068	59,860	57,710

Interest expense (income), net	5,780	4,061	15,203	13,222
Other expenses (income), net	(16)	(122)	(156)	65

Income before provision for income taxes	13,766	16,129	44,813	44,423

Provision for income taxes	5,480	5,636	17,029	15,442

Net income	$8,286	$10,493	$27,784	$28,981

Earnings per common share
Basic	$0.47	$0.60	$1.58	$1.66

Diluted	$0.47	$0.59	$1.57	$1.63

Weighted average common shares outstanding
Basic	17,683	17,398	17,601	17,451

Diluted	17,742	17,780	17,689	17,809

Dividends per share	$0.06	$0.06	$0.18	$0.18

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-month period ended December 29 and 30,
In thousands	2007	2006

Operating Activities
Net income	$27,784	$28,981
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	13,464	15,333
Loss on sale of property	441	--
Deferred taxes	292	(730)
Stock compensation expense	7,406	7,476
Tax impact from stock options	6,491	662
Change in fair value of interest-rate swap	2,021	1,308
Changes in operating assets and liabilities:
Accounts receivable, net	(13,493)	(644)
Inventories, net	705	(6,629)
All other current assets excluding deferred tax asset	9,759	707
Liabilities exclusive of long-term debt	(18,134)	(21,868)

Net cash provided by (used for) operating activities	$36,736	$24,596

Investing Activities
Capital expenditures	$(2,412)	$(3,475)
Capital disposals	86	543
Acquisition of businesses (payments)/recoveries	(10,657)	(132,878)
Prior merger-related (payments)/recoveries	(2,196)	(1,431)

Net cash provided by (used for) investing activities	$(15,179)	$(137,241)

Financing Activities
Proceeds from borrowings	$153,275	$314,021
Repayment of borrowings	(172,378)	(184,946)
Repayment on discounted lease rentals	--	(27)
Proceeds from exercise of options	5,172	12,141
Payment of dividends	(3,165)	(3,157)
Purchase of Treasury Stock	(3)	(20,206)

Net cash provided by (used for) financing activities	$(17,099)	$117,826

Foreign currency exchange impact on cash	$(1,506)	$(1,026)

Increase / (decrease) in cash and cash equivalents	$2,952	$4,155
Cash and cash equivalents at beginning of period	$17,157	$11,207

Cash and cash equivalents at end of period	$20,109	$15,362

Supplemental Cash Flow:
Cash paid for interest	$13,505	$11,264
Cash paid for income taxes	14,535	13,850
Non-cash financing activities:
Dividends payable	1,061	1,047
Capital leases	669	349

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box Corporation (“Black Box” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2007 (the “Form 10-K”).
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2007 and 2006 were December 29, 2007 and December 30, 2006. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts.
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
Reclassification
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three (3) and nine (9) month periods ended December 31, 2007.
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
Recent Accounting Pronouncements
Business Combinations
In December, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) requires, among other things, that acquisition-related costs be recognized separately from the acquisition. For the Company, SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009.
Fair Value Option for Financial Assets and Financial Liabilities
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.
Fair Value Measurements
In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on April 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. In November 2007, the FASB agreed to a one-year deferral of the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of the adoption of SFAS 157 on its consolidated financial statements.
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
Note 3: Inventories
The Company’s inventories consist of the following:

	December 31, 2007	March 31, 2007

Raw materials	$1,794	$1,774
Finished goods	93,572	93,794

Subtotal	$95,366	$95,568
Excess and obsolete inventory reserves	(21,142)	(22,761)

Inventory, net	$74,224	$72,807

Note 4: Goodwill
The following table summarizes changes to goodwill at the Company’s reporting units during the period.

	North America	Europe	All Other	Total

Balance as of March 31, 2007	$493,462	$73,065	$2,120	$568,647
Currency translation	(13)	4,971	59	5,017
Current period acquisitions (see Note 8)	5,481	--	--	5,481
Prior period acquisitions	1,016	--	50	1,066

Balance as of December 31, 2007	$499,946	$78,036	$2,229	$580,211

As disclosed in the Form 10-K, the Company’s Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. If the Company’s estimates and assumptions used in the discounted cash flow valuation model should prove inaccurate at some future date, the results of operations for the period could be materially affected by an impairment of goodwill. The Company recently conducted its annual impairment assessment during the third quarter of Fiscal 2008, and concluded that no impairment existed.
Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	December 31, 2007			March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$8,693	$4,577	$4,116	$7,963	$3,414	$4,549
Customer relationships	75,824	6,915	68,909	71,989	3,973	68,016
Acquired backlog	10,862	10,862	--	10,783	9,813	970

Total	$95,379	$22,354	$73,025	$90,735	$17,200	$73,535

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$131,371	$30,607	$100,764	$126,727	$25,453	$101,274

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio obtained through business acquisitions. The Company’s definite-lived intangible assets are comprised of employee non-compete contracts, backlog and customer relationships also obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets during the period:

		Non-Competes and	Customer
	Trademarks	Backlog	Relationships	Total

Balance at March 31, 2007	$27,739	$5,519	$68,016	$101,274
Amortization expense	--	(2,102)	(2,942)	(5,044)
Currency translation	--	20	--	20
Current period acquisitions (see Note 8)	--	795	4,883	5,678
Prior period acquisitions	--	(116)	(1,048)	(1,164)

Balance at December 31, 2007	$27,739	$4,116	$68,909	$100,764

During the three (3) month periods ended December 31, 2007 and 2006, the Company recognized intangible amortization expense of $1,382 and $2,677, respectively. During the nine (9) month periods ended December 31, 2007 and 2006, the Company recognized intangible amortization expense of $5,044 and $6,114, respectively.

The following table details the estimated intangible amortization expense during the remainder of Fiscal 2008, each of the succeeding five fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of December 31, 2007 that are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal years ending March 31,

2008	$1,400
2009	5,533
2010	5,398
2011	4,825
2012	4,475
2013	4,267
Thereafter	47,127

Total	$73,025

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	December 31, 2007	March 31, 2007

Revolving credit agreement	$218,380	$236,715
Capital lease obligations	2,330	2,123
Other	28	42

Total debt	$220,738	$238,880
Less: current portion (included in Other liabilities)	(908)	(686)

Long-term debt	$219,830	$238,194

Revolving Credit Agreement - On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of December 31, 2007, the Company was in compliance with all financial covenants under the Credit Agreement.
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated January 30, 2008 (the “New Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The New Credit Agreement replaces the Credit Agreement. See Note 16 of the Notes to the Consolidated Financial Statements for details of the New Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest-rate on all outstanding debt for the three (3) month period ended December 31, 2007 was $256,830, $245,209 and 6.31%, respectively, compared to $276,985, $266,763 and 6.25%, respectively, for the three (3) month period ended December 31, 2006. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest-rate on all outstanding debt for the nine (9) month period ended December 31, 2007 was $270,825, $249,036 and 6.51%, respectively, compared to $284,470, $251,153 and 6.20%, respectively, for the nine (9) month period ended December 31, 2006.
Capital lease obligations – The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest-rates ranging from 3.83% to 11.73%.
Other - Other debt is comprised of various bank and third party loans secured by specific pieces of equipment and real property. The loans have remaining terms of less than one to three years with interest-rates ranging from 0.0% to 5.9%.

Unused available borrowings - As of December 31, 2007, the Company had $5,234 outstanding in letters of credit and $86,386 available under the Credit Agreement.
Note 7: Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts:
The Company enters into foreign currency forward contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of December 31, 2007, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of approximately $74,523 and a fair value of $75,307 and mature within the next fifteen months.
As of December 31, 2007, an unrecognized loss of $17 ($10 net of tax) on all open foreign currency forward contracts is included within the Company’s Consolidated Balance Sheets as a component of Other comprehensive income (“OCI”). This unrecognized loss is expected to be credited to earnings over the life of the maturing contracts as the hedged forecasted transaction occurs and it is expected that the gain will be offset by currency losses on the items being hedged.
During the three (3) month periods ended December 31, 2007 and 2006, the Company recognized gains of $251 ($153 net of tax) and $17, respectively, on matured contracts. During the nine (9) month periods ended December 31, 2007 and 2006, the Company recognized gains of $76 ($45 net of tax) and $309, respectively, on matured contracts. There was no hedge ineffectiveness for the nine (9) month periods ended December 31, 2007 and 2006.
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
On July 26, 2006, the Company entered into a five-year interest-rate swap (“interest-rate swap”) which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest-rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. The Company recognizes gains/losses related to the change in fair value of the interest-rate swap which is included in Interest expense (income) within the Company’s Consolidated Statements of Income. During the three (3) month periods ended December 31, 2007 and 2006, the Company recognized a loss of $1,583 and a gain of $87, respectively, related to the change in fair value of the interest-rate swap. During the nine (9) month periods ended December 31, 2007 and 2006, the Company recognized losses of $2,021 and $1,308, respectively, related to the change in fair value of the interest-rate swap. As of December 31, 2007, the Company has recorded a liability of $3,756 related to the cumulative change in fair value of the interest-rate swap which is a long-term liability recorded in Other liabilities within the Company’s Consolidated Balance Sheets.
Note 8: Acquisitions
Fiscal 2008 acquisitions:
On October 16, 2007, the Company announced the acquisition of B & C Telephone, Inc. (“B&C”), a privately-held company based out of Spokane, Washington. B&C has an active customer base which includes commercial, financial, healthcare and various government agency accounts. In connection with the B&C acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of five to 20 years. The acquisition of B&C did not have a material impact on the Company’s consolidated financial statements.
Fiscal 2007 acquisitions:
During the fourth quarter of Fiscal 2007, the Company acquired ADS Telecom, Inc. (“ADS”), a privately-held company based out of Orlando, Florida. ADS has an active customer base which includes commercial, financial, healthcare and various government agency accounts. In connection with the ADS acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of five to 20 years.

During the third quarter of Fiscal 2007, the Company acquired Nortech Telecommunications Inc. (“NTI”), a privately-held company based out of Chicago, Illinois. In connection with the NTI acquisition, the Company has made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of five to 20 years.
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
As disclosed above, the allocation of the purchase price for B&C and ADS is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
The results of operations of B&C, ADS, NTI, NextiraOne and NUVT are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
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
During the three (3) and nine (9) month periods ended December 31, 2007, the Company incurred $1,374 of costs related to employee severance and $4,965 of costs related to facility consolidations and employee severance, respectively. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income.
The following table summarizes the changes to the restructuring reserve during the period:

	Employee Severance	Facility Closures	Total

Balance at March 31, 2007	$3,006	$16,422	$19,428
Restructuring charge	3,745	1,220	4,965
Asset write-downs	--	(411)	(411)
Cash expenditures	(5,144)	(5,371)	(10,515)

Balance at December 31, 2007	$1,607	$11,860	$13,467

Of the $13,467 above, $7,444 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended December 31, 2007.

Note 10: Stock-based Compensation
Stock-Based Compensation
The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”) and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of December 31, 2007, the Employee Plan is authorized to issue stock options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of common stock. The Employee Plan provides that options are to be granted by a committee appointed by the Company’s Board of Directors (the “Board”) to employees of the Company; such stock options generally become exercisable in equal amounts over a three-year period. As of December 31, 2007, the Director Plan is authorized to issue stock options and SARs for up to 270,000 shares of common stock. The Director Plan provides that options are to be granted by the Board or a committee appointed by the Board; such options generally become exercisable in equal amounts over a three-year period. No SARs have been issued under either plan.
During the three (3) month periods ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense of $4,786 ($2,880 net of tax) or $0.16 per diluted share and $1,840 ($1,196 net of tax) or $0.07 per diluted share, respectively. During the nine (9) month periods ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense of $7,657 ($4,747 net of tax) or $0.27 per diluted share and $7,476 ($4,860 net of tax) or $0.27 per diluted share, respectively. Included in stock-based compensation expense for Fiscal 2008 is $4,937 which resulted from the previously disclosed tender offer regarding certain stock options under the Employee Plan that had been granted with a below-fair market value exercise price for tax purposes, which vested or may vest after December 31, 2004 and have unfavorable tax consequences under Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (the “Code”), the details of which are described below. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
The following table summarizes the Company’s stock option activity for the nine (9) month period ended December 31, 2007.

	Nine-month period ended December 31, 2007
Shares in thousands	Shares	Weighted-Average
		Exercise Price (per share)

Outstanding at beginning of period	4,621	$38.66
Granted	567	40.16
Exercised	(156)	33.19
Forfeited or expired	(2,266)	37.87

Outstanding at end of period	2,766	$40.28
Exercisable at end of period	2,678	$40.39
Weighted average fair value of options granted during the period		$8.26

The weighted average fair value of stock options granted during the period and the stock-based compensation expense recognized during the three (3) and nine (9) month periods ended December 31, 2007 were based on the Black-Scholes option pricing model using the following weighted average assumptions.

3Q08

Expected life (in years)	3.85
Risk free interest rate	4.02%
Annual forfeiture rate	0.0%
Volatility	29.27%
Dividend yield	0.61%

Remedial Measures
The Audit Committee of the Board (the “Audit Committee”) has now completed its previously-disclosed independent review of the Company’s historical stock option granting practices. See the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K for more information regarding the Audit Committee’s review and related matters. In light of the findings of its review, the Audit Committee recommended to the Board, and the Board adopted, enhancements to the Company’s corporate record-keeping and stock option granting procedures. The Audit Committee continues to consider additional remedial measures. In advance of this action by the Audit Committee and the Board, the Company had implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
The Audit Committee’s review included an evaluation of the role of current and former Company personnel in identified problems during the period from 1992 to the present (the “Review Period”), and the Audit Committee’s consideration of remedial actions has included and will continue to include a review of claims that have been or may be asserted against such current or former Company personnel as well as other remedial actions that may be appropriate under all circumstances. As previously reported, based on the findings of the Audit Committee as to Fred C. Young, the Company’s former Chief Executive Officer who resigned on May 20, 2007, the Audit Committee concluded and recommended to the Board, and the Board determined, that Mr. Young could have been terminated due to Cause for Termination (as defined in his agreement dated May 11, 2004) at the time Mr. Young resigned as a director and as an officer of the Company on May 20, 2007.

In light of that determination and the terms of the agreements with Mr. Young, all outstanding stock options held by Mr. Young (1,455,402 shares) terminated as of the date of his resignation, which occurred during the first quarter of Fiscal 2008. Accordingly, the Company has determined that the consequences of these events should be considered a first quarter of Fiscal 2008 event for accounting purposes. These events had the following impacts on the Company’s consolidated financial statements and related notes for the nine (9) month period ended December 31, 2007: (1) a decrease in outstanding stock options of 1,455,402, (2) immaterial impact on the Diluted earnings per common share computation, (3) a decrease in deferred tax assets of $4,637 with the offsetting entry of $3,899 to Additional paid-in capital and (4) additional tax expense impact of approximately $738.
The following table summarizes certain information regarding the Company’s outstanding stock options at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
	Shares	Average	Weighted	Average	Shares	Average	Weighted	Average
	Out-	Remaining	Average	Intrinsic	Exer-	Remaining	Average	Intrinsic
Range of	standing	Contractual	Exercise	Value	cisable	Contractual	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Life (Years)	Price	(000’s)

$19.95 - $26.60	2	0.8	$21.94	$35	2	0.8	$21.94	$35
$26.60 - $33.25	71	2.7	29.99	500	71	2.7	29.99	500
$33.25 - $39.90	1,256	7.3	37.99	953	1,168	7.3	38.06	875
$39.90 - $46.55	1,394	3.7	42.47	--	1,394	3.7	42.47	--
$46.55 - $53.20	24	2.6	50.69	--	24	2.6	50.69	--
$53.20 - $59.85	17	2.4	58.15	--	17	2.4	58.15	--
$59.85 - $66.50	2	2.0	63.22	--	2	2.0	63.22	--

$19.95 - $66.50	2,766	5.3	$40.28	$1,488	2,678	5.3	$40.39	$1,410

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on December 28, 2007 of $37.08, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2007, there was approximately $897 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a weighted average period of 1.75 years.
Section 409A Remedial Measures
Following the completion of the Audit Committee’s independent review of the Company’s historical stock option granting practices, the Company determined that certain stock option grants which were originally issued with exercise prices that were below fair market value for tax purposes, which vested or may vest after December 31, 2004 and which remained outstanding (i.e., unexercised) as of December 31, 2005, were subject to adverse income taxation under Section 409A. Under Section 409A, individuals who hold affected options may be subject to a 20% federal income tax and an interest penalty tax in addition to regular ordinary income tax liability on the value of these options at the time of vesting (not exercise), plus interest.
With respect to certain outstanding stock options, the Company conducted a tender offer to current non-officer employees subject to taxation in the United States who hold such options that afforded those employees the opportunity to avoid unfavorable tax consequences under Section 409A. The provisions of the tender offer amended each affected option grant to increase the original exercise price to the lower of: (i) the fair market value of the common stock on the corrected measurement date (as determined for tax purposes) or (ii) the fair market value of the common stock on the trading day immediately following the expiration of the tender offer (December 19, 2007), provided that the new exercise price was in no event lower than the original exercise price of the stock option. Additionally and as part of the tender offer, the Company offered current non-officer employees the right to receive a cash payment equal to the increase, if any, in the exercise price of the affected stock option.
In instances where the original exercise price of an option was less than the new exercise price (as determined above), the Company modified the original exercise price to the new exercise price and paid a cash bonus to the employee. The total cash bonus due to employees was $456 which is recorded in Accrued compensation and benefits within the Company’s Consolidated Balance Sheets for the period ending December 31, 2007. This cash bonus was paid during January 2008. The Company accounted for the impact of correcting these options as a stock option modification under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). As a result of the modification and the partial cash settlement, the Company recognized $250 of additional stock-based compensation expense due to the increase in the fair value of these options that is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
In instances where the current exercise price of an option was greater than the new exercise price, the original option was canceled and immediately replaced with a new option under the Employee Plan that is exactly the same as the canceled option, including the same exercise price per share and no loss of vesting or change to the expiration date of the option term, but with a new grant date.

In accordance with FAS 123R, the Company accounted for the replacement of each option as a new grant. As a result, the Company recognized $4,687 of stock-based compensation expense that is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
With respect to certain employees who exercised stock options subject to Section 409A during calendar year 2007, the Company made a bonus payment (“Calendar 2007 bonus payment”) to such employees during January 2008 in an aggregate amount of $313. The Calendar 2007 bonus payment includes amounts to compensate the employee for the additional Section 409A taxes that they will be required to pay as well as an amount to gross-up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2007 bonus payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income and in Accrued compensation and benefits within the Company’s Consolidated Balance Sheets as of and for the period ending December 31, 2007.
With respect to certain employees who exercised stock options subject to Section 409A during calendar year 2006, the Company intends to submit a cash payment (“Calendar 2006 cash payment”) directly to the Internal Revenue Service (“IRS”) in an aggregate amount of $726. The Calendar 2006 cash payment includes any applicable Section 409A additional taxes as well as an amount to gross up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2006 cash payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income and in Accrued compensation and benefits within the Company’s Consolidated Balance Sheets as of and for the period ending December 31, 2007.
The Company continues to consider the application of Section 409A for other options that have been granted with a below-fair market value exercise price for tax purposes, and which vested or may vest after December 31, 2004. Accordingly, the Company may adopt measures to address the application of Section 409A for these other options. The Company does not currently know what impact Section 409A will have, or any such measures, if adopted, would have on its results of operations, financial position or cash flows, although such impact could be material.
Note 11: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations:

	Three-month period		Nine-month period
	ended December 31,		ended December 31,
	2007	2006	2007	2006

Net income	$8,286	$10,493	$27,784	$28,981

Weighted average common shares outstanding (basic)	17,683	17,398	17,601	17,451
Effect of dilutive securities from employee stock options	59	382	88	358

Weighted average common shares outstanding (diluted)	17,742	17,780	17,689	17,809

Basic earnings per common share	$0.47	$0.60	$1.58	$1.66

Dilutive earnings per common share	$0.47	$0.59	$1.57	$1.63

The Weighted average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. During the three (3) month periods ended December 31, 2007 and 2006, there were 2,206,313 and 824,240 non-dilutive stock options outstanding, respectively, that are not included in the corresponding period Weighted average common shares outstanding (diluted) computation. During the nine (9) month periods ended December 31, 2007 and 2006, there were 2,171,313 and 825,240 non-dilutive stock options outstanding, respectively, that are not included in the corresponding period Weighted average common shares outstanding (diluted) computation.

Note 12: Comprehensive income and Accumulated other comprehensive income (“AOCI”)
The following table details the computation of comprehensive income:

	Three-month period		Nine-month period
	ended December 31,		ended December 31,
	2007	2006	2007	2006

Net income	$8,286	$10,493	$27,784	$28,981

Foreign currency translation adjustment	1,021	5,191	9,323	11,235
Net change in fair value of cash flow hedging instruments	81	(290)	(342)	63
Amounts reclassified into results of operations	(153)	(17)	(45)	(309)

Other comprehensive income	$949	$4,884	$8,936	$10,989

Comprehensive income	$9,235	$15,377	$36,720	$39,970

The components of AOCI consisted of the following:

	December 31, 2007	March 31, 2007

Foreign currency translation adjustment	$32,675	$23,352
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges	(10)	377
Unrecognized gain on defined benefit pension	1,670	1,670

Accumulated other comprehensive income	$34,335	$25,399

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
As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, conducted an independent review of the Company’s historical stock option granting practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K for more information regarding the Audit Committee’s review and related matters. The Audit Committee has concluded its review and has presented to the Board recommendations concerning procedural enhancements, which the Board has adopted. The Audit Committee continues to consider additional remedial measures.
On September 20, 2006, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS has requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests. In connection with the Audit Committee’s review of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Code may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which was recognized as an expense during prior periods and is currently recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
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
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before May 2, 2008, and the court has entered an order to that effect. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company has made a claim for such costs under an insurance policy.
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
Product Warranties
Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable liability under those warranties. As of December 31, 2007 and March 31, 2007, the Company has recorded a warranty reserve of $4,643 and $4,214, respectively.
There has been no other significant or unusual activity during Fiscal 2008.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007 and Fiscal 2008, and expects to continue to incur additional expenses through the end of Fiscal 2008, in relation to (i) the Audit Committee’s review of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option practices, (iii) the previously-disclosed derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of December 31, 2007, the total amount of such fees is approximately $5,150, of which $2,801 has been reimbursed by the insurance company. The Company expensed $542 in Fiscal 2007 and $134 and $1,152 during the three (3) and nine (9) month period ended December 31, 2007, respectively. The Company and the insurance company for its directors’ and officers’ indemnification insurance are currently in discussions with respect to which of these non-reimbursed expenses in excess of the deductible will be paid by the insurance company. Accordingly, there can be no assurance that all expenses submitted or to be submitted to the insurance company for reimbursement will be reimbursed under the Company’s directors’ and officers’ indemnification insurance. The amount of such expenses not reimbursed by the insurance company could be material.
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

The Company includes interest and penalties related to uncertain tax positions within the Provision for income taxes within the Company’s Consolidated Statements of Income. As of April 1, 2007, the Company has recorded approximately $806 of interest and penalties related to uncertain tax positions. During the nine (9) month period ended December 31, 2007, the Company recorded an additional increase to current liabilities within Income taxes of $454 related to uncertain tax positions.
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
The following table presents financial information about the Company’s reportable segments by geographic region:

	Three-month period		Nine-month period
	ended December 31,		ended December 31,
	2007	2006	2007	2006

North America
Revenues	$210,635	$220,391	$637,639	$644,260
Operating income	11,593	13,685	40,279	41,204
Depreciation	2,602	3,047	8,008	8,788
Amortization	1,356	2,644	4,965	6,012
Segment assets	992,189	1,033,503	992,189	1,033,503
Europe
Revenues	$37,303	$34,610	$103,808	$94,799
Operating income	5,966	4,502	14,206	11,134
Depreciation	107	133	327	364
Amortization	15	23	47	74
Segment assets	151,333	133,554	151,333	133,554
All Other
Revenues	$10,386	$9,805	$29,798	$27,467
Operating income	1,971	1,881	5,375	5,372
Depreciation	28	23	85	67
Amortization	11	10	32	28
Segment assets	20,583	17,065	20,583	17,065

The sum of segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	As of December 31,
	2007	2006

Segment assets for North America, Europe and All Other	$1,164,105	$1,184,122
Corporate eliminations	(70,906)	(72,204)

Total consolidated assets	$1,093,199	$1,111,918

The following table presents financial information about the Company by service type:

	Three-month period		Nine-month period
	ended December 31,		ended December 31,
	2007	2006	2007	2006

Data Services
Revenues	$50,474	$46,350	$146,839	$137,328
Gross profit	15,911	14,236	44,462	41,460
Voice Services
Revenues	$148,581	$160,686	$449,379	$464,140
Gross profit	49,832	54,566	149,861	158,242
Hotline Services
Revenues	$59,269	$57,770	$175,027	$165,058
Gross profit	28,378	27,883	83,317	81,863

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.
Note 16: Subsequent Events
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated January 30, 2008 (the “New Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The New Credit Agreement, which replaces the Credit Agreement, expires on January 30, 2013. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed charge coverage ratios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) and nine (9) month periods ended December 31, 2007 and 2006 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box” or the “Company”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented as of December 31, 2007 and 2006 were December 29, 2007 and December 30, 2006. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
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
The Company has completed several acquisitions from April 1, 2006 through December 31, 2007 that have a significant impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. During Fiscal 2008, the Company acquired B & C Telephone, Inc. (“B&C”). Fiscal 2007 acquisitions include (i) USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”), (ii) Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), (iii) Nortech Telecommunications Inc. (“NTI”) and (iv) ADS Telecom, Inc. (“ADS”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included in the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
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

The following table is included to provide a schedule of the current and an estimate of future acquisition-related expenses for Fiscal 2008 (by quarter) based on the acquisition activity through December 31, 2007.

	1Q08	2Q08	3Q08	4Q08	Fiscal 2008

Selling general & administrative expenses
Asset write-up depreciation expense on acquisitions	$659	$448	$457	$472	$2,036

Amortization
Amortization of intangible assets on acquisitions	2,269	1,298	1,335	1,363	6,265

Total	$2,928	$1,746	$1,792	$1,835	$8,301

The following table provides information on revenues and operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussion. The Company’s reconciling items of $9,315 and $5,174 for the three (3) month periods ended December 31, 2007 and 2006, respectively, and $22,781 and $16,443 for the nine (9) months ended December 31, 2007 and 2006, respectively, include restructuring charges, severance costs, other acquisition integration costs, amortization of intangible assets on acquisitions, stock-based compensation expense, asset write-up depreciation expense on acquisitions, historical stock option granting practices investigation costs and expenses incurred as a result of measures taken by the Company to address the application of Section 409A (“409A expenses”) of the Internal Revenue Code of 1986, as amended (the “Code”).

	Three-month period ended December 31,				Nine-month period ended December 31,
	2007		2006		2007		2006
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
North America	$210,635	81.5%	$220,391	83.2%	$637,639	82.7%	$644,260	84.0%
Europe	37,303	14.5%	34,610	13.1%	103,808	13.4%	94,799	12.4%
All Other	10,386	4.0%	9,805	3.7%	29,798	3.9%	27,467	3.6%

Total	$258,324	100%	$264,806	100%	$771,245	100%	$766,526	100%

Operating income
North America	$11,593		$13,685		$40,279		$41,204
% of North America revenues	5.5%		6.2%		6.3%		6.4%

Europe	$5,966		$4,502		$14,206		$11,134
% of Europe revenues	16.0%		13.0%		13.7%		11.7%

All Other	$1,971		$1,881		$5,375		$5,372
% of All Other revenues	19.0%		19.2%		18.0%		19.6%

Total	$19,530	7.6%	$20,068	7.6%	$59,860	7.8%	$57,710	7.5%

Reconciling items
North America	$9,315		$5,174		$22,781		$16,443
Europe	--		--		--		--
All Other	--		--		--		--

Total	$9,315	3.6%	$5,174	2.0%	$22,781	3.0%	$16,443	2.1%

The following table provides information on revenues and gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussion.

	Three-month period ended December 31,				Nine-month period ended December 31,
	2007		2006		2007		2006
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$50,474	19.5%	$46,350	17.5%	$146,839	19.0%	$137,328	17.9%
Voice Services	148,581	57.5%	160,686	60.7%	449,379	58.3%	464,140	60.6%
Hotline Services	59,269	22.9%	57,770	21.8%	175,027	22.7%	165,058	21.5%

Total	$258,324	100%	$264,806	100%	$771,245	100%	$766,526	100%

Gross profit
Data Services	$15,911		$14,236		$44,462		$41,460
% of Data Services revenues	31.5%		30.7%		30.3%		30.2%

Voice Services	$49,832		$54,566		$149,861		$158,242
% of Voice Services revenues	33.5%		34.0%		33.3%		34.1%

Hotline Services	$28,378		$27,883		$83,317		$81,863
% of Hotline Services revenues	47.9%		48.3%		47.6%		49.6%

Total	$94,121	36.4%	$96,685	36.5%	$277,640	36.0%	$281,565	36.7%

The Company’s distribution agreement with Avaya, Inc. terminated on September 8, 2007. The Company evaluated the financial impact of this event including potential business strategies to minimize such impact. The Company continues to anticipate that this event will not have a material impact on its Fiscal 2008 operating results.
THIRD QUARTER FISCAL 2008 (“3Q08”) COMPARED TO THIRD QUARTER FISCAL 2007 (“3Q07”):
Total Revenues
Total revenues for 3Q08 were $258,324, a decrease of 2% compared to total revenues for 3Q07 of $264,806. The Acquired Companies contributed incremental revenue of $68,970 and $84,237 for 3Q08 and 3Q07, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $5,130 in 3Q08 relative to the U.S. dollar, total revenues would have increased 2% from $180,569 to $184,224 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 3Q08 were $210,635, a decrease of 4% compared to revenues for 3Q07 of $220,391. The Acquired Companies contributed incremental revenue of $68,970 and $84,237 for 3Q08 and 3Q07, respectively. The decrease in Acquired Companies contributed revenue is primarily due to expected post-merger client attrition from the NextiraOne acquisition. Excluding the effects of the acquisitions and the positive exchange rate impact of $1,093 in 3Q08 relative to the U.S. dollar, North American revenues would have increased 3% from $136,154 to $140,572. The Company believes this increase is due to the success in the Company’s Data, Voice and Hotline (“DVH”) cross-selling initiatives.
Europe
Revenues in Europe for 3Q08 were $37,303, an increase of 8% compared to revenues for 3Q07 of $34,610. Excluding the positive exchange rate impact of $3,584 in 3Q08 relative to the U.S. dollar, Europe revenues would have decreased 3% from $34,610 to $33,719. The Company believes the decrease is due to softer demand for its Hotline Services during the quarter.

All Other
Revenues for All Other for 3Q08 were $10,386, an increase of 6% compared to revenues for 3Q07 of $9,805. Excluding the positive exchange rate impact of $453 in 3Q08 relative to the U.S. dollar, All Other revenues would have increased 1% from $9,805 to $9,933.
Revenue by Service Type
Data Services
Revenues from Data Services for 3Q08 were $50,474, an increase of 9% compared to revenues for 3Q07 of $46,350. Excluding the positive exchange rate impact of $1,963 in 3Q08 relative to the U.S. dollar for its International Data Services, Data Services revenues would have increased 5% from $46,350 to $48,511. The Company believes the increase in Data Services revenues is due to the success of the Company’s DVH cross-selling initiatives coupled with stable end-user markets.
Voice Services
Revenues from Voice Services for 3Q08 were $148,581, a decrease of 8% compared to revenues for 3Q07 of $160,686. The Acquired Companies contributed incremental revenue of $68,970 and $84,237 for 3Q08 and 3Q07, respectively. The decrease in Acquired Companies contributed revenue is primarily due to expected post-merger client attrition from the NextiraOne acquisition. Excluding the effects of the acquisitions, Voice Services revenues would have increased 4% from $76,449 to $79,611. The Company believes that the increase in Voice Services revenues is primarily due to the success of the Company’s DVH cross-selling initiatives coupled with stable end-user markets. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 3Q08 were $59,269, an increase of 3% compared to revenues for 3Q07 of $57,770. Excluding the positive exchange rate impact of $3,167 in 3Q08 relative to the U.S. dollar for its International Hotline Services, Hotline Services revenues would have decreased 3% from $57,770 to $56,102. The Company believes this decrease in Hotline Services revenues is primarily due to softer demand for this service during the quarter, offset in part by the success of the Company’s DVH cross-selling initiatives.
Gross profit
Gross profit dollars for 3Q08 were $94,121, a decrease of 3% compared to gross profit dollars for 3Q07 of $96,685. This decrease in gross profit dollars relates to reduced revenues in Voice Services which, as disclosed above, was primarily due to expected post-merger attrition from the NextiraOne acquisition. Gross profit as a percent of revenues for 3Q08 was 36.4% which is equivalent to gross profit as a percentage of revenues for 3Q07 of 36.5%.
Gross profit dollars for Data Services for 3Q08 were $15,911, or 31.5% of revenues, compared to gross profit dollars for 3Q07 of $14,236, or 30.7% of revenues. Gross profit dollars for Voice Services for 3Q08 were $49,832, or 33.5% of revenues, compared to gross profit dollars for 3Q07 of $54,566, or 34.0% of revenues. Gross profit dollars for Hotline Services for 3Q08 were $28,378, or 47.9% of revenues, compared to gross profit dollars for 3Q07 of $27,883, or 48.3% of revenues.
Selling, general & administrative expenses
Selling, general & administrative expenses for 3Q08 were $73,209, a decrease of $731 compared to Selling, general & administrative expenses for 3Q07 of $73,940. Selling, general & administrative expenses as a percent of revenue for 3Q08 were 28.3% compared to 27.9% for 3Q07. The decrease in Selling, general & administrative expense dollars and an increase in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services partially offset by increases in stock-based compensation expense of $2,945, restructuring/integration costs of $1,513 and 409A expenses of $1,091.
Intangibles amortization
Intangibles amortization for 3Q08 was $1,382, a decrease of $1,295 compared to Intangibles amortization for 3Q07 of $2,677. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by the finalization of purchase accounting and the addition of intangible assets from acquisitions completed subsequent to 3Q07.

Operating income
Operating income for 3Q08 was $19,530, or 7.6% of revenues, a decrease of $538 compared to Operating income for 3Q07 of $20,068, or 7.6% of revenues.
Interest expense, net
Net interest expense for 3Q08 was $5,780, an increase of $1,719 compared to net interest expense for 3Q07 of $4,061. The Company’s interest-rate swap contributed a loss of $1,583 and a gain of $87 for 3Q08 and 3Q07, respectively. Excluding the effect of interest-rate swap, net interest expense would have increased $49 from $4,148 to $4,197. This increase in net interest expense is due to an increase in the weighted average interest-rate from 6.25% for 3Q07 to 6.31% for 3Q08 partially offset by decreases in the weighted average outstanding debt from $266,763 for 3Q07 to $245,209 for 3Q08.
Provision for Income Taxes
The tax provision for 3Q08 was $5,480, an effective tax rate of 39.8%. This compares to the tax provision for 3Q07 of $5,636, an effective tax rate of 34.9%. The tax rate for 3Q08 was higher than 3Q07 due to the expected write-off of deferred tax assets related to book stock-based compensation expense, changes in the overall mix of taxable income among worldwide offices and the loss of the extraterritorial income deduction for federal income tax purposes.
Net Income
As a result of the foregoing, Net income for 3Q08 was $8,286, or 3.2% of revenues, compared to Net income for 3Q07 of $10,493, or 4.0% of revenues.
NINE-MONTHS FISCAL 2008 (“3QYTD08”) COMPARED TO NINE-MONTHS FISCAL 2007 (“3QYTD07”):
Total Revenues
Total revenues for 3QYTD08 were $771,245, an increase of 1% compared to total revenues for 3QYTD07 of $766,526. The Acquired Companies contributed incremental revenue of $209,088 and $232,670 for 3QYTD08 and 3QYTD07, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $10,533 in 3QYTD08 relative to the U.S. dollar, total revenues would have increased 3% from $533,856 to $551,624 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 3QYTD08 were $637,639, a decrease of 1% compared to revenues for 3QYTD07 of $644,260. The Acquired Companies contributed incremental revenue of $209,088 and $232,670 for 3QYTD08 and 3QYTD07, respectively. The decrease in Acquired Companies contributed revenue is primarily due to expected post-merger client attrition from the NextiraOne acquisition. Excluding the effects of the acquisitions and the positive exchange rate impact of $1,613 in 3QYTD08 relative to the U.S. dollar, North American revenues would have increased 4% from $411,590 to $426,938. The Company believes this increase is due to the success of the Company’s DVH cross-selling initiatives.
Europe
Revenues in Europe for 3QYTD08 were $103,808, an increase of 10% compared to revenues for 3QYTD07 of $94,799. Excluding the positive exchange rate impact of $8,183 in 3QYTD08 relative to the U.S. dollar, Europe revenues would have increased 1% from $94,799 to $95,625. The Company believes the increase is due to the success of the Company’s DVH cross-selling initiatives.
All Other
Revenues for All Other for 3QYTD08 were $29,798, an increase of 8% compared to revenues for 3QYTD07 of $27,467. Excluding the positive exchange rate impact of $737 in 3QYTD08 relative to the U.S. dollar, All Other revenues would have increased 6% from $27,467 to $29,061.
Revenue by Service Type
Data Services
Revenues from Data Services for 3QYTD08 were $146,839, an increase of 7% compared to revenues for 3QYTD07 of $137,328. Excluding the positive exchange rate impact of $4,125 in 3QYTD08 relative to the U.S. dollar for its International Data Services, Data Services revenues would have increased 4% from $137,328 to $142,714. The Company believes the increase in Data Services revenues is due to the success of the Company’s DVH cross-selling initiatives coupled with stable end-user markets.

Voice Services
Revenues from Voice Services for 3QYTD08 were $449,379, a decrease of 3% compared to revenues for 3QYTD07 of $464,140. The Acquired Companies contributed incremental revenue of $209,088 and $232,670 for 3QYTD08 and 3QYTD07, respectively. The decrease in Acquired Companies contributed revenue is primarily due to expected post-merger client attrition from the NextiraOne acquisition. Excluding the effects of the acquisitions, Voice Services revenues would have increased 4% from $231,470 to $240,291. The Company believes that the increase in Voice Services revenues is primarily due to the success of the Company’s DVH cross-selling initiatives coupled with stable end-user markets. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 3QYTD08 were $175,027, an increase of 6% compared to revenues for 3QYTD07 of $165,058. Excluding the positive exchange rate impact of $6,408 in 3QYTD08 relative to the U.S. dollar for its International Hotline Services, Hotline Services revenues would have increased 2% from $165,058 to $168,619. The Company believes this increase in Hotline Services revenues is primarily due to the success of the Company’s DVH cross-selling initiatives and increases in web-based sales coupled with stable end-user markets during this nine-month period.
Gross profit
Gross profit dollars for 3QYTD08 were $277,640, a decrease of 1% compared to gross profit dollars for 3QYTD07 of $281,565. Gross profit as a percent of revenues for 3QYTD08 was 36.0%, a decrease of 0.7% compared to gross profit as a percentage of revenues for 3QYTD07 of 36.7%. The Company believes the percent decrease was due primarily to the impact of lower gross profit in its Voice Services segment driven by the acquisition of NextiraOne, several strategic investments in the Voice Services segment and the impact of lower gross profit in its Hotline Services segment driven by increased product costs and product mix.
Gross profit dollars for Data Services for 3QYTD08 were $44,462, or 30.3% of revenues, compared to gross profit dollars for 3QYTD07 of $41,460, or 30.2% of revenues. Gross profit dollars for Voice Services for 3QYTD08 were $149,861, or 33.3% of revenues, compared to gross profit dollars for 3QYTD07 of $158,242, or 34.1% of revenues. Gross profit dollars for Hotline Services for 3QYTD08 were $83,317, or 47.6% of revenues, compared to gross profit dollars for 3QYTD07 of $81,863, or 49.6% of revenues.
Selling, general & administrative expenses
Selling, general & administrative expenses for 3QYTD08 were $212,736, a decrease of $5,005 compared to Selling, general & administrative expenses for 3QYTD07 of $217,741. Selling, general & administrative expenses as a percent of revenue for 3QYTD08 were 27.6% compared to 28.4% for 3QYTD07. The decrease in Selling, general & administrative expense dollars and decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for the Company’s solutions and services partially offset by increases in restructuring/integration costs of $5,301, historical stock option review costs of $1,152 and 409A expenses of $1,091.
Intangibles amortization
Intangibles amortization for 3QYTD08 was $5,044, a decrease of $1,070 compared to Intangibles amortization for 3QYTD07 of $6,114. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by the finalization of purchase accounting and the addition of intangible assets from acquisitions completed subsequent to 3Q07.
Operating income
Operating income for 3QYTD08 was $59,860, or 7.8% of revenues, an increase of $2,150 compared to Operating income for 3QYTD07 of $57,710, or 7.5% of revenues.
Interest expense, net
Net interest expense for 3QYTD08 was $15,203, an increase of $1,981 compared to net interest expense for 3QYTD07 of $13,222. The Company’s interest-rate swap contributed losses of $2,021 and $1,308 for 3QYTD08 and 3QYTD07, respectively. Excluding the effect of interest-rate swap, net interest expense would have increased $1,268 from $11,914 to $13,182. This increase in net interest expense is due to an increase in the weighted average interest-rate from 6.20% for 3QYTD07 to 6.51% for 3QYTD08 partially offset by decreases in the weighted average outstanding debt from $251,153 for 3QYTD07 to $249,036 for 3QYTD08.

Provision for Income Taxes
The tax provision for 3QYTD08 was $17,029, an effective tax rate of 38.0%. This compares to the tax provision for 3QYTD07 of $15,442, an effective tax rate of 34.8%. The tax rate for 3QYTD08 was higher than 3QYTD07 due to the expected write-off of deferred tax assets related to book stock-based compensation expense, changes in the overall mix of taxable income among worldwide offices and the loss of the extraterritorial income deduction for federal income tax purposes.
Net Income
As a result of the foregoing, Net income for 3QYTD08 was $27,784, or 3.6% of revenues, compared to Net income for 3QYTD07 of $28,981, or 3.8% of revenues.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during 3QYTD08 was $36,736. Significant factors contributing to the source of cash were: net income of $27,784 inclusive of non-cash charges of $13,464 and $7,406 for amortization / depreciation expense and stock compensation expense, respectively, a decrease in other current assets of $9,759, increases in accounts payable of $2,874 and billings in excess of costs of $2,597, and a decrease in costs in excess of billings of $1,769. Significant factors contributing to a use of cash were: an increase in accounts receivable of $13,493, decreases in accrued expenses and restructuring reserves of $10,262 and $5,966, respectively, and a decrease in deferred revenue of $1,638. Changes in the above accounts are based on average Fiscal 2008 exchange rates.
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
As of December 31, 2007 and 2006, the Company had cash and cash equivalents of $20,109 and $15,362, respectively, working capital of $138,474 and $126,879, respectively, and a current ratio of 1.63 and 1.52, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Cash Flows from Investing Activities
Net cash used by investing activities during 3QYTD08 was $15,179. Significant factors contributing to a use of cash were: $2,412 for gross capital expenditures, $10,657 to acquire B&C and $2,196 for holdbacks and contingent fee payments related to prior period acquisitions. See Note 8 of the Notes to the Consolidated Financial Statements for additional details regarding the acquisition of B&C.
Net cash used by investing activities during 3QYTD07 was $137,241. Significant factors contributing to a use of cash were: $3,475 for gross capital expenditures and $132,878 to acquire NextiraOne, NUVT and NTI. See Note 8 of the Notes to the Consolidated Financial Statements for additional details regarding the acquisitions of NextiraOne, NUVT and NTI.
Cash Flows from Financing Activities
Net cash used by financing activities during 3QYTD08 was $17,099. Significant factors contributing to the cash outflow were $19,103 of net payments on long-term debt and $3,165 for the payment of dividends. Significant factors contributing to the cash inflow were $5,172 of proceeds from the exercise of stock options.
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

The Credit Agreement expires on March 28, 2011. Borrowings under the Credit Agreement are permitted up to a maximum amount of $310,000, which includes up to $15,000 of swing line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $90,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios. As of December 31, 2007, the Company was in compliance with all financial covenants under the Credit Agreement.
As of December 31, 2007, the Company had total debt outstanding of $220,738. Total debt was comprised of $218,380 outstanding under the credit agreement, $2,330 of obligations under capital leases and $28 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest-rate on all outstanding debt for the three (3) month period ended December 31, 2007 was $256,830, $245,209 and 6.31%, respectively, compared to $276,985, $266,763 and 6.25%, respectively, for the three (3) month period ended December 31, 2006. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest-rate on all outstanding debt for the nine (9) month period ended December 31, 2007 was $270,825, $249,036 and 6.51%, respectively, compared to $284,470, $251,153 and 6.20%, respectively, for the nine (9) month period ended December 31, 2006.
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated January 30, 2008 (the “New Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The New Credit Agreement, which replaces the Credit Agreement, expires on January 30, 2013. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed charge coverage ratios.
Dividends
Fiscal 2008
3Q08 - The Company’s Board of Director’s (the “Board”) declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,061 and was paid on January 11, 2008 to stockholders of record at the close of business on December 28, 2007.
2Q08 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,061 and was paid on October 12, 2007 to stockholders of record at the close of business on September 28, 2007.
1Q08 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,052 and was paid on July 13, 2007 to stockholders of record at the close of business on June 29, 2007.
Fiscal 2007
3Q07 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,047 and was paid on January 15, 2007 to stockholders of record at the close of business on December 29, 2006.
2Q07 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,041 and was paid on October 13, 2006 to stockholders of record at the close of business on September 29, 2006.
1Q07 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,061 and was paid on July 14, 2006 to stockholders of record at the close of business on June 30, 2006.

While the Company expects to continue to declare dividends for the foreseeable future, there can be no assurance as to the timing or amount of such dividends.
Repurchase of Common Stock
Fiscal 2008
3Q08 - During the three (3) month period ended December 31, 2007, the Company repurchased 56 shares of its common stock for an aggregate purchase price of $2, or an average purchase price per share of $38.38.
2Q08 - During the three (3) month period ended September 30, 2007, the Company repurchased 28 shares of its common stock for an aggregate purchase price of $1, or an average purchase price per share of $43.00.
1Q08 - There were no repurchases of common stock during the three (3) month period ended June 30, 2007.
Fiscal 2007
3Q07 - During the three (3) month period ended December 31, 2006, the Company repurchased 60,028 shares of its common stock for an aggregate purchase price of $2,620, or an average purchase price per share of $43.64.
2Q07 - During the three (3) month period ended September 30, 2006, the Company repurchased 440,628 shares of its common stock for an aggregate purchase price of $17,587, or an average purchase price per share of $39.91.
1Q07 - There were no repurchases of common stock during the three (3) month period ended June 30, 2006.
Since the inception of the repurchase program in April 1999 through December 2007, the Company has repurchased 7,436,195 shares of its common stock for an aggregate purchase price of $317,036, or an average purchase price per share of $42.63. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.
Potential Tax Payments
In connection with the independent review by the Audit Committee of the Board (the “Audit Committee”) of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Code may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which was recognized as an expense during prior periods and is currently recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
Section 409A Remedial Measures and other potential Section 409A Payments
Following the completion of the independent review of the Company’s historical stock option granting practices by the Audit Committee of the Board of Directors (See the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K for more information regarding the Audit Committee’s review and related matters), the Company determined that certain stock option grants which were originally issued with exercise prices that were below fair market value for tax purposes, which vested or may vest after December 31, 2004 and which remained outstanding (i.e., unexercised) as of December 31, 2005, were subject to adverse income taxation under Section 409A of the Code (“Section 409A”). Under Section 409A, individuals who hold affected options may be subject to a 20% federal income tax and an interest penalty tax in addition to regular ordinary income tax liability on the value of these options at the time of vesting (not exercise), plus interest.
With respect to certain outstanding stock options, the Company conducted a tender offer to current non-officer employees subject to taxation in the United States who hold such options that afforded those employees the opportunity to avoid unfavorable tax consequences under Section 409A.

The provisions of the tender offer amended each affected option grant to increase the original exercise price to the lower of: (i) the fair market value of the common stock on the corrected measurement date (as determined for tax purposes) or (ii) the fair market value of the common stock on the trading day immediately following the expiration of the tender offer (December 19, 2007), provided that the new exercise price was in no event lower than the original exercise price of the stock option. Additionally and as part of the tender offer, the Company offered current employees the right to receive a cash payment equal to the increase, if any, in the exercise price of the affected stock option.
In instances where the original exercise price of an option was less than the new exercise price (as determined above), the Company modified the original exercise price to the new exercise price and paid a cash bonus to the employee. The total cash bonus due to employees was $456 which is recorded in Accrued compensation and benefits within the Company’s Consolidated Balance Sheets for the period ending December 31, 2007. This cash bonus was paid during January 2008. The Company accounted for the impact of correcting these options as a stock option modification under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). As a result of the modification and the partial cash settlement, the Company recognized $250 of additional stock-based compensation expense due to the increase in the fair value of these options that is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
In instances where the current exercise price of an option was greater than the new exercise price, the original option was canceled and immediately replaced with a new option under the Employee Plan that is exactly the same as the canceled option, including the same exercise price per share and no loss of vesting or change to the expiration date of the option term, but with a new grant date. In accordance with FAS 123R, the Company accounted for the replacement of each option as a new grant. As a result, the Company recognized $4,687 of stock-based compensation expense that is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
With respect to certain employees who exercised stock options subject to Section 409A during calendar year 2007, the Company made a bonus payment (“Calendar 2007 bonus payment”) to such employees during January 2007 in an aggregate amount of $313. The Calendar 2007 bonus payment includes amounts to compensate the employee for the additional Section 409A taxes that they will be required to pay as well as an amount to gross-up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2007 bonus payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income and in Accrued compensation and benefits within the Company’s Consolidated Balance Sheets as of and for the period ending December 31, 2007.
With respect to employees who exercised stock options subject to Section 409A during calendar year 2006, the Company intends to submit a cash payment (“Calendar 2006 cash payment”) directly to the Internal Revenue Service (“IRS”) in an aggregate amount of $726. The Calendar 2006 cash payment includes any applicable Section 409A additional taxes as well as an amount to “gross up” such amount for the additional income and payroll taxes owed on such payments. The Calendar 2006 cash payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income and in Accrued compensation and benefits within the Company’s Consolidated Balance Sheets as of and for the period ending December 31, 2007.
The Company continues to consider the application of Section 409A for other options that have been granted with a below-fair market value exercise price for tax purposes, and which vested or may vest after December 31, 2004. Accordingly, the Company may adopt measures to address the application of Section 409A for these other options. The Company does not currently know what impact Section 409A will have, or any such measures, if adopted, would have on its results of operations, financial position or cash flows, although such impact could be material.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007 and Fiscal 2008, and expects to continue to incur additional expenses through the end of Fiscal 2008, in relation to (i) the Audit Committee’s review of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the Securities and Exchange Commission (“SEC”) regarding the Company’s past stock option granting practices, (iii) the previously-disclosed derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of December 31, 2007, the total amount of such fees is approximately $5,150, of which $2,801 has been reimbursed by the insurance company. The Company expensed $542 in Fiscal 2007 and $134 and $1,152 during the three (3) and nine (9) month period ended December 31, 2007, respectively. The Company and the insurance company for its directors’ and officers’ indemnification insurance are currently in discussions with respect to which of these non-reimbursed expenses in excess of the deductible will be paid by the insurance company. Accordingly, there can be no assurance that all expenses submitted or to be submitted to the insurance company for reimbursement will be reimbursed under the Company’s directors’ and officers’ indemnification insurance. The amount of such expenses not reimbursed by the insurance company could be material.

Legal Proceedings
Please also see the matters discussed in Part II, Item 1, Legal Proceedings of this Quarterly Report on Form 10-Q (the “Form 10-Q”), which information is incorporated herein by reference.
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
Impact of Recently Issued Accounting Pronouncements
Business Combinations
In December, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) requires, among other things, that acquisition-related costs be recognized separately from the acquisition. For the Company, SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009.
Fair Value Option for Financial Assets and Financial Liabilities
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No.115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”), including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.
Fair Value Measurements
In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on April 1, 2008. In November 2007, the FASB agreed to a one-year deferral of the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.
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
Cautionary Forward Looking Statements
When included in the Form 10-Q or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the final outcome of the review of the Company’s stock option granting practices, including the related SEC investigation, shareholder derivative lawsuit, tax matters and insurance/indemnification matters, and the impact of any actions that may be required or taken as a result of such review, SEC investigation, shareholder derivative lawsuit, tax matters or insurance/indemnification matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, including the NextiraOne business, the timing and costs of restructuring programs, successful marketing of DVH services, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the ability of the Company to identify, acquire and operate additional technical services companies, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of the Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of December 31, 2007, the Company had total long-term obligations under the Credit Agreement of $218,380. Of the outstanding debt, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement during Fiscal 2007 and $118,380 was in variable rate obligations. As of December 31, 2007, an instantaneous 100 basis point increase in the interest-rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $292 ($176 net of tax) assuming the Company employed no intervention strategies.
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
As of December 31, 2007, the Company had open foreign exchange contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.1530 to 1.2338 Australian dollar, 0.9986 to 1.0958 Canadian dollar, 5.0120 to 5.5010 Danish krone, 0.6741 to 0.7418 Euro, 10.8836 to 10.9210 Mexican pesos, 5.3100 to 6.1035 Norwegian kroner, 0.4837 to 0.5082 Pounds sterling, 6.1960 to 6.9344 Swedish krona, 1.1109 to 1.1088 Swiss franc and 105.47 to 110.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of approximately $74,523, have a fair value of $75,307 and will expire within fifteen months.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of the Form 10-Q, an evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007. Based on that evaluation, management, including the CEO and the CFO, has concluded that, as of the end of the period covered by the Form 10-Q, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
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
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As previously noted in the Form 10-Q, the Audit Committee has concluded its independent review of the Company’s historical stock option granting practices and has presented to the Board recommendations concerning procedural enhancements, which the Board has adopted. The Audit Committee continues to consider additional remedial measures. Management has and will continue to adopt all recommendations from the Board, the Audit Committee and any other Board committee related to this matter.

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
As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, conducted an independent review of the Company’s historical stock option granting practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K for more information regarding the Audit Committee’s review and related matters. The Audit Committee has concluded its review and has presented to the Board recommendations concerning procedural enhancements, which the Board has adopted. The Audit Committee continues to consider additional remedial measures.
On September 20, 2006, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS has requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests. In connection with the Audit Committee’s review of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which was recognized as an expense during prior periods and is currently recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
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
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before May 2, 2008, and the court has entered an order to that effect. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company has made a claim for such costs under an insurance policy.

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
Item 1A. RISK FACTORS.
The following updates a potential risk factor included in the Form 10-K. You should carefully consider this risk factor, as well as the other risk factors contained in the Form 10-K along with the other information contained in the Form 10-K and the Form 10-Q, when evaluating an investment in our securities. Potential risk factors could cause our actual results to differ materially from those projected in any forward-looking statements. The terms “we” and “our” are references to the Company.
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
On September 20, 2006, we received formal notice from the IRS regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. On August 3, 2007, we received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS has requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. We have produced various documents requested by the IRS and are currently in the process of responding to additional documentation requests. In connection with our Audit Committee’s review of the Company’s historical stock option granting practices, we determined that a number of officers may have exercised options for which the application of Section 162(m) may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because we incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. We estimate that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which was recognized as an expense during prior periods and is currently recorded as a current liability within Income taxes within our Consolidated Balance Sheets. We may also incur interest and penalties if we were to incur any such tax liability, which could be material.
In addition, in November, 2006, two stockholder derivative lawsuits were filed against the Company, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of our stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to our stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of our common stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before May 2, 2008, and the court has entered an order to that effect.
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
As of December 31, 2007, the total amount of such fees is approximately $5,150, of which $2,801 has been reimbursed by the insurance company. The Company expensed $542 in Fiscal 2007 and $134 and $1,152 during the three (3) and nine (9) month period ended December 31, 2007, respectively. The Company and the insurance company for its directors’ and officers’ indemnification insurance are currently in discussions with respect to which of these non-reimbursed expenses in excess of the deductible will be paid by the insurance company. Accordingly, there can be no assurance that all expenses submitted or to be submitted to the insurance company for reimbursement will be reimbursed under the Company’s directors’ and officers’ indemnification insurance. The amount of such expenses not reimbursed by the insurance company could be material.
Adverse developments in the legal proceedings or the investigation arising out of the Company’s historical stock option granting practices or any other matter raised as a result thereof could have an adverse impact on our business and our common stock price, including increased stock volatility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs

September 30, 2007 to October 28 , 2007	--	--	--	1,063,861

October 28, 2007 to November 25, 2007	56	$38.38	56	1,063,805

November 26, 2007 to December 29, 2007	--	--	--	1,063,805

Total	56	$38.38	56	1,063,805

As of September 30, 2007, 1,063,861 shares were available under repurchase programs approved by the Board and announced on November 20, 2003, August 12, 2004 and November 7, 2006.
The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.
Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Company’s New Credit Agreement, the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the New Credit Agreement) occurs or is continuing, and may not repurchase its common stock if the leverage ratio (after taking into consideration the payment made to repurchase the common stock) would exceed 2.75 to 1.0 or if the availability to borrow under the New Credit Facility would be less than $20 million.

Item 4. Submission of Matters to a Vote of Security Holders.
On October 4, 2007, the Company’s stockholders voted on the following two matters at the Company’s annual meeting of the stockholders: (i) the election of directors; and (ii) the ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for Fiscal 2008. Out of the 17,527,227 shares of common stock outstanding as of the record date for the annual meeting of August 13, 2007, 16,134,348 shares were present at the meeting.
(i)	Each of the Company’s nominees for director was elected at the annual meeting by the following vote:

	Shares	Shares
	Voted For	Withheld

William F. Andrews	7,216,143	8,918,205
Richard L. Crouch	7,288,602	8,845,746
Thomas G. Golonski	7,257,405	8,876,943
Thomas G. Greig	7,185,281	8,949,067
Edward A. Nicholson, Ph.D.	15,831,200	303,148
(ii)	Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2008:

Shares	Shares Voted	Shares	Broker
Voted For	Against	Abstaining	Non-Votes
16,069,386	59,512	5,450	0

Item 6. Exhibits.

Exhibit
Number	Description
10.1	Amended and Restated Agreement by and between Black Box Corporation and R. Terry Blakemore dated October 16, 2007 (1)

10.2	Summary of Director Compensation (2)

21.1	Subsidiaries of the Registrant (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.

(2)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2008	BLACK BOX CORPORATION
	By:	/s/ Michael McAndrew

Michael McAndrew, Vice President,
Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amended and Restated Agreement by and between Black Box Corporation and R. Terry Blakemore dated October 16, 2007 (1)

10.2	Summary of Director Compensation (2)

21.1	Subsidiaries of the Registrant (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.

(2)	Filed herewith.