Form 10-Q/A
period 2007-12-29
BLACK BOX CORP
filed 2008-05-09
CIK 849547

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

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 29, 2007
INDEX

EXPLANATORY NOTE
In this Quarterly Report on Form 10-Q/A for the quarter ended December 29, 2007 (“Form 10-Q/A”), Black Box Corporation (“Black Box” or the “Company”) is restating its Consolidated Balance Sheets as of December 29, 2007, Consolidated Statements of Income for the three (3) and nine (9) month periods ended December 29, 2007 and Consolidated Statements of Cash Flows for the nine (9) month period ended December 29, 2007 and the related Notes to the Consolidated Financial Statements. This Form 10-Q/A also includes the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007 (the “3Q08 Form 10-Q”) as it relates to the three (3) and nine (9) month periods ended December 29, 2007. All restated information identified above is collectively referred to as the “Restatement.” References herein to “Fiscal Year” or “Fiscal” mean the Company’s Fiscal Year ended March 31 for the year referenced. All dollar amounts in this Form 10-Q/A are presented in thousands except per share amounts. The Restatement reflects an adjustment to reverse a pre-tax charge of $4,687 of previously-recognized non-cash stock-based compensation expense relating to the Company’s valuation methodologies for certain stock option transactions that occurred during the third quarter of Fiscal 2008, the nature of which is described below.
Nature of Restatement
The Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) completed its previously-disclosed independent review of the Company’s historical stock option granting practices as more fully described in the “Explanatory Note” preceding Part I, Item 1 of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2007 (the “Form 10-K”). Please see the Form 10-K for more information regarding the Audit Committee’s review and related matters. Following the completion of this review, the Company determined that certain stock option grants which were originally issued with exercise prices that were below fair market value for income tax purposes, which vested or may vest after December 31, 2004 and which remained outstanding (i.e., unexercised) as of December 31, 2005, were subject to adverse income taxation under Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (the “Code”). For purposes of this Form 10-Q/A, these below-fair market value stock option grants are referred to as “Affected Stock Option Grants.” Under Section 409A, individuals who hold Affected Stock Option Grants may be subject to a 20% federal income tax and an interest penalty tax in addition to the regular income tax liability plus interest on the value of these stock option grants at the time of vesting (not exercise).
During the third quarter of Fiscal 2008, the Company conducted a tender offer to current non-officer employees subject to taxation in the United States who held such Affected Stock Option Grants that afforded those employees the opportunity to avoid unfavorable tax consequences under Section 409A. The provisions of the tender offer amended each Affected Stock Option Grant to increase the original exercise price to the lower of: (i) the fair market value of the common stock on the corrected measurement date (as determined for tax purposes) or (ii) the fair market value of the common stock on the trading day immediately following the expiration of the tender offer (December 19, 2007), provided that the new exercise price was in no event lower than the original exercise price of the stock option grant. Additionally, and as part of the tender offer, the Company offered current non-officer employees the right to receive a cash payment equal to the increase, if any, in the exercise price of the Affected Stock Option Grant.
In instances where the original exercise price of a stock option grant was less than the new exercise price (as determined above), the Company increased the original exercise price to the new exercise price (“Amended Stock Option Grant”) and paid a cash bonus to the employee. The Company accounted for the impact of the Amended Stock Option Grant as a stock option modification under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). As a result of the modification and the partial cash settlement, the Company recognized $250 of additional stock-based compensation expense due to the increase in the fair market value of these stock option grants that was recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
In instances where the current exercise price of a stock option grant was greater than the new exercise price, the original stock option grant was canceled and immediately replaced with a new stock option grant under the 1992 Stock Option Plan, as amended (the “Employee Plan”), that had the same terms as the canceled stock option grant, including the same exercise price per share and no loss of vesting or change to the expiration date of the stock option grant term, but with a new grant date (“Cancellation and New Stock Option Grant”). The Company accounted for each Cancellation and New Stock Option Grant as two separate transactions (i.e., the cancellation of the original stock option grant and the issuance of a new stock option grant) and computed a fair market value for the new stock option grant on the new grant date determined in accordance with the provisions of SFAS 123R. As a result, the Company recognized a pre-tax charge of $4,687 of non-cash stock-based compensation expense equal to the fair market value of the new stock option grant on the new grant date (December 19, 2007) that was recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.

During the fourth quarter of Fiscal 2008, the Company re-evaluated its valuation methodology for both the Amended Stock Option Grant and the Cancellation and New Stock Option Grant. The Company’s valuation methodology (i.e., modification under SFAS 123R) for the Amended Stock Option Grant was correct. However, the Cancellation and New Stock Option Grant qualifies as a “cancellation of an award accompanied by the concurrent grant of a replacement award,” as defined in SFAS 123R, which should have been accounted for as a modification. Under SFAS 123R, incremental compensation cost is measured as the excess, if any, of the fair market value of the modified award over the fair market value of the original award immediately before its terms are modified. With respect to the Cancellation and New Stock Option Grant, there were no changes to any of the terms of the original stock option grant, thus the Company should have recorded $0 of non-cash stock-based compensation expense for the third quarter of Fiscal 2008 as compared to a pre-tax charge of $4,687 of non-cash stock-based compensation that had been previously-recognized.
The table below reflects the impact of the adjustment to reverse a pre-tax charge of $4,687 of previously-recognized non-cash stock-based compensation expense on the Company’s Consolidated Statements of Income. As a result of this adjustment, the Company’s projected effective income tax rate for Fiscal 2008, as of December 29, 2007, decreased from 38.0% to 37.7%. See Note 17 of the Notes to Consolidated Financial Statements for reference to footnote disclosure that reconciles the previously-issued financial information to the restated financial information.

	(As			Adjust-		(As		(As
	Previously	Adjust-		ment,	(As	Previously		Restated)
	Reported)	ment,	Income	net of	Restated)	Reported)	Adjust-	Diluted
	Net income	Pre-Tax	tax	Income tax	Net income	Diluted EPS	ment	EPS

3Q08	$8,286	$4,687	$(1,632)	$3,055	$11,341	$0.47	$0.17	$0.64
3QYTD08	27,784	4,687	(1,632)	3,055	30,839	1.57	0.17	1.74

This Form 10-Q/A generally does not reflect events that have occurred after February 8, 2008, the original filing date of the 3Q08 Form 10-Q, or modify or update the disclosures originally presented in the 3Q08 Form 10-Q except to reflect the effects of the Restatement. Accordingly, only the following items of the 3Q08 Form 10-Q have been amended and only to the extent necessary to reflect the Restatement:

Part I	Item 1	Financial Statements (Unaudited)
Part I	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II	Item 6	Exhibits

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2007
In thousands, except par value	(Unaudited)
	(As Restated) (1)	March 31, 2007*

Assets
Cash and cash equivalents	$20,109	$17,157
Accounts receivable, net of allowance for doubtful accounts of $12,741 and $14,253	179,537	161,733
Inventories, net	74,224	72,807
Costs/estimated earnings in excess of billings on uncompleted contracts	59,693	61,001
Prepaid and other current assets	23,246	31,057

Total current assets	356,809	343,755

Property, plant and equipment, net	34,413	39,051
Goodwill, net	580,211	568,647
Intangibles:
Customer relationships, net	68,909	68,016
Other intangibles, net	31,855	33,258
Other assets	21,526	37,364

Total assets	$1,093,723	$1,090,091

Liabilities
Accounts payable	$79,664	$74,727
Accrued compensation and benefits	23,321	21,811
Deferred revenue	34,611	35,630
Billings in excess of costs/estimated earnings on uncompleted contracts	22,012	19,027
Income taxes	9,154	13,430
Other liabilities	49,558	62,071

Total current liabilities	218,320	226,696

Long-term debt	219,830	238,194
Other liabilities	21,024	25,505

Total liabilities	459,174	490,395

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	--	--
Common stock authorized 100,000, par value $.001, 17,683 and 17,527 shares issued and outstanding	25	25
Additional paid-in capital	444,648	441,283
Retained earnings	472,577	450,022
Accumulated other comprehensive income	34,335	25,399
Treasury stock, at cost 7,436 and 7,436 shares	(317,036)	(317,033)

Total stockholders’ equity	634,549	599,696

Total liabilities and stockholders’ equity	$1,093,723	$1,090,091

(1) See Note 10 and 17 of the Notes to the Consolidated Financial Statements
* Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three-month period ended		Nine-month period ended
	December 29 and 30,		December 29 and 30,
In thousands, except per	2007		2007
share amounts	(As Restated) (1)	2006	(As Restated) (1)	2006

Revenues
Hotline products	$59,269	$57,770	$175,027	$165,058
On-Site services	199,055	207,036	596,218	601,468

Total	258,324	264,806	771,245	766,526

Cost of sales
Hotline products	30,891	29,887	91,710	83,195
On-Site services	133,312	138,234	401,895	401,766

Total	164,203	168,121	493,605	484,961

Gross profit	94,121	96,685	277,640	281,565

Selling, general & administrative expenses	68,522	73,940	208,049	217,741
Intangibles amortization	1,382	2,677	5,044	6,114

Operating income	24,217	20,068	64,547	57,710

Interest expense (income), net	5,780	4,061	15,203	13,222
Other expenses (income), net	(16)	(122)	(156)	65

Income before provision for income taxes	18,453	16,129	49,500	44,423

Provision for income taxes	7,112	5,636	18,661	15,442

Net income	$11,341	$10,493	$30,839	$28,981

Earnings per common share
Basic	$0.64	$0.60	$1.75	$1.66

Diluted	$0.64	$0.59	$1.74	$1.63

Weighted average common shares outstanding
Basic	17,683	17,398	17,601	17,451

Diluted	17,742	17,780	17,689	17,809

Dividends per share	$0.06	$0.06	$0.18	$0.18

(1) See Note 10 and 17 of the Notes to the Consolidated Financial Statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-month period ended December 29 and 30,
	2007
In thousands	(As Restated) (1)	2006

Operating Activities
Net income	$30,839	$28,981
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	13,464	15,333
Loss on sale of property	441	--
Deferred taxes	4,110	(730)
Tax impact from stock options	4,320	662
Stock compensation expense	2,719	7,476
Change in fair value of interest-rate swap	2,021	1,308
Changes in operating assets and liabilities:
Accounts receivable, net	(13,493)	(644)
Inventories, net	705	(6,629)
All other current assets excluding deferred tax asset	9,759	707
Liabilities exclusive of long-term debt	(18,149)	(21,868)

Net cash provided by (used for) operating activities	$36,736	$24,596

Investing Activities
Capital expenditures	$(2,412)	$(3,475)
Capital disposals	86	543
Acquisition of businesses (payments)/recoveries	(10,657)	(132,878)
Prior merger-related (payments)/recoveries	(2,196)	(1,431)

Net cash provided by (used for) investing activities	$(15,179)	$(137,241)

Financing Activities
Proceeds from borrowings	$153,275	$314,021
Repayment of borrowings	(172,378)	(184,946)
Repayment on discounted lease rentals	--	(27)
Proceeds from exercise of options	5,172	12,141
Payment of dividends	(3,165)	(3,157)
Purchase of treasury stock	(3)	(20,206)

Net cash provided by (used for) financing activities	$(17,099)	$117,826

Foreign currency exchange impact on cash	$(1,506)	$(1,026)

Increase / (decrease) in cash and cash equivalents	$2,952	$4,155
Cash and cash equivalents at beginning of period	$17,157	$11,207

Cash and cash equivalents at end of period	$20,109	$15,362

Supplemental Cash Flow:
Cash paid for interest	$13,505	$11,264
Cash paid for income taxes	14,535	13,850
Non-cash financing activities:
Dividends payable	1,061	1,047
Capital leases	669	349

(1) See Note 10 and 17 of the Notes to the Consolidated Financial Statements
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

Note 10: Stock-based Compensation
Stock-Based Compensation
The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of December 31, 2007, the Employee Plan is authorized to issue stock options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of common stock, par value $.001 (the “common stock”). The Employee Plan provides that options are to be granted by a committee appointed by the Company’s Board of Directors (the “Board”) to employees of the Company; such stock options generally become exercisable in equal amounts over a three-year period. As of December 31, 2007, the Director Plan is authorized to issue stock options and SARs for up to 270,000 shares of common stock. The Director Plan provides that options are to be granted by the Board or a committee appointed by the Board; such options generally become exercisable in equal amounts over a three-year period. No SARs have been issued under either plan.
During the three (3) month periods ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense of $98 ($60 net of tax) or $0.01 per diluted share and $1,840 ($1,196 net of tax) or $0.07 per diluted share, respectively. During the nine (9) month periods ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense of $2,970 ($1,850 net of tax) or $0.10 per diluted share and $7,476 ($4,860 net of tax) or $0.27 per diluted share, respectively. Included in stock-based compensation expense for Fiscal 2008 is $250 which resulted from the previously-disclosed tender offer regarding certain stock options under the Employee Plan that had been granted with a below-fair market value exercise price for income tax purposes, which vested or may vest after December 31, 2004 and have unfavorable tax consequences under Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (the “Code”), the details of which are described below. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
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

The weighted average fair value of stock options granted during the period were based on the Black-Scholes option pricing model using the following weighted average assumptions. The Company granted 567 shares during the period which resulted from the previously-disclosed tender offer (noted above). See below for reference to the Company’s valuation methodologies for these grants.

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
Section 409A Remedial Measures
Following the completion of the Audit Committee’s independent review of the Company’s historical stock option granting practices, the Company determined that certain stock option grants which were originally issued with exercise prices that were below fair market value for income tax purposes, which vested or may vest after December 31, 2004 and which remained outstanding (i.e., unexercised) as of December 31, 2005, were subject to adverse income taxation under Section 409A. For purposes of this Quarterly Report on Form 10-Q/A for the period ending December 29, 2007 (this “Form 10-Q/A”), these below-fair market value stock option grants are referred to as “Affected Stock Option Grants.” Under Section 409A, individuals who hold Affected Stock Option Grants may be subject to a 20% federal income tax and an interest penalty tax in addition to the regular income tax liability plus interest on the value of these stock option grants at the time of vesting (not exercise).
During the third quarter of Fiscal 2008, the Company conducted a tender offer to current non-officer employees subject to taxation in the United States who held Affected Stock Option Grants that afforded those employees the opportunity to avoid unfavorable tax consequences under Section 409A. The provisions of the tender offer amended each Affected Stock Option Grant to increase the original exercise price to the lower of: (i) the fair market value of the common stock on the corrected measurement date (as determined for tax purposes) or (ii) the fair market value of the common stock on the trading day immediately following the expiration of the tender offer (December 19, 2007), provided that the new exercise price was in no event lower than the original exercise price of the stock option grant. Additionally, and as part of the tender offer, the Company offered current non-officer employees the right to receive a cash payment equal to the increase, if any, in the exercise price of the Affected Stock Option Grant.

In instances where the original exercise price of a stock option grant was less than the new exercise price (as determined above), the Company increased the original exercise price to the new exercise price (“Amended Stock Option Grant”) and paid a cash bonus to the employee. The total cash bonus due to employees was $456 which is recorded in Accrued compensation and benefits within the Company’s Consolidated Balance Sheets for the period ending December 31, 2007. This cash bonus was paid during January 2008. The Company accounted for the impact of the Amended Stock Option Grant as a stock option modification under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). As a result of the modification and the partial cash settlement, the Company recognized $250 of additional stock-based compensation expense due to the increase in the fair market value of these stock option grants that was recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
In instances where the current exercise price of a stock option grant was greater than the new exercise price, the original stock option grant was canceled and immediately replaced with a new stock option grant under the Employee Plan that had the same terms as the canceled stock option grant, including the same exercise price per share and no loss of vesting or change to the expiration date of the stock option grant term, but with a new grant date (“Cancellation and New Stock Option Grant”). The Company accounted for the Cancellation and New Stock Option Grant as two separate transactions (i.e., the cancellation of the original stock option grant and the issuance of a new stock option grant) and computed a fair market value for the new stock option grant on the new grant date determined in accordance with the provisions of SFAS 123R. As a result, the Company recognized a pre-tax charge of $4,687 of non-cash stock-based compensation expense equal to the fair market value of the new stock option grant on the new grant date (December 19, 2007) that was recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
During the fourth quarter of Fiscal 2008, the Company re-evaluated its valuation methodology for both the Amended Stock Option Grant and the Cancellation and New Stock Option Grant. The Company’s valuation methodology (i.e., modification under SFAS 123R) for the Amended Stock Option Grant was correct. However, the Cancellation and New Stock Option Grant qualifies as a “cancellation of an award accompanied by the concurrent grant of a replacement award,” as defined in SFAS 123R, which should have been accounted for as a modification. Under SFAS 123R, incremental compensation cost is measured as the excess, if any, of the fair market value of the modified award over the fair market value of the original award immediately before its terms are modified. With respect to the Cancellation and New Stock Option Grant, there were no changes to any of the terms of the original stock option grant, thus, the Company should have recorded $0 of non-cash stock-based compensation expense compared to a pre-tax charge of $4,687 of non-cash stock-based compensation that had been previously-recognized. See Note 17 for reference to footnote disclosure that reconciles the previously-issued financial information to the restated financial information.
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

Note 11: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations:

	Three-month period		Nine-month period
	ended December 31,		ended December 31,
	2007		2007
	(As		(As
	Restated)	2006	Restated)	2006

Net income	$11,341	$10,493	$30,839	$28,981

Weighted average common shares outstanding (basic)	17,683	17,398	17,601	17,451
Effect of dilutive securities from employee stock options	59	382	88	358

Weighted average common shares outstanding (diluted)	17,742	17,780	17,689	17,809

Basic earnings per common share	$0.64	$0.60	$1.75	$1.66

Dilutive earnings per common share	$0.64	$0.59	$1.74	$1.63

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
Note 12: Comprehensive income and Accumulated other comprehensive income (“AOCI”)
The following table details the computation of comprehensive income:

	Three-month period		Nine-month period
	ended December 31,		ended December 31,
	2007		2007
	(As Restated)	2006	(As Restated)	2006

Net income	$11,341	$10,493	$30,839	$28,981

Foreign currency translation adjustment	1,021	5,191	9,323	11,235
Net change in fair value of cash flow hedging instruments	81	(290)	(342)	63
Amounts reclassified into results of operations	(153)	(17)	(45)	(309)

Other comprehensive income	$949	$4,884	$8,936	$10,989

Comprehensive income	$12,290	$15,377	$39,775	$39,970

The components of AOCI consisted of the following:

	December 31, 2007	March 31, 2007

Foreign currency translation adjustment	$32,675	$23,352
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges	(10)	377
Unrecognized gain on defined benefit pension	1,670	1,670

Accumulated other comprehensive income	$34,335	$25,399

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
On September 20, 2006, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS has requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests. In connection with the Audit Committee’s review of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Code may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which was recognized as expense during prior periods and is currently recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
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
The following table presents financial information about the Company’s reportable segments by geographic region:

	Three-month period		Nine-month period
	ended December 31,		ended December 31,
	2007	2006	2006	2006
	(As Restated)		(As Restated)

North America
Revenues	$210,635	$220,391	$637,639	$644,260
Operating income	16,280	13,685	44,966	41,204
Depreciation	2,602	3,047	8,008	8,788
Amortization	1,356	2,644	4,965	6,012
Segment assets	992,713	1,033,503	992,713	1,033,503
Europe
Revenues	$37,303	$34,610	$103,808	$94,799
Operating income	5,966	4,502	14,206	11,134
Depreciation	107	133	327	364
Amortization	15	23	47	74
Segment assets	151,333	133,554	151,333	133,554
All Other
Revenues	$10,386	$9,805	$29,798	$27,467
Operating income	1,971	1,881	5,375	5,372
Depreciation	28	23	85	67
Amortization	11	10	32	28
Segment assets	20,583	17,065	20,583	17,065

The sum of segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	As of December 31,
	2007	2006
	(As Restated)

Segment assets for North America, Europe and All Other	$1,164,629	$1,184,122
Corporate eliminations	(70,906)	(72,204)

Total consolidated assets	$1,093,723	$1,111,918

The following table presents financial information about the Company by service type:

	Three-month period		Nine-month period
	ended December 31,		ended December 31,
	2007	2006	2007	2006

Data Services
Revenues	$50,474	$46,350	$146,839	$137,328
Gross profit	15,911	14,236	44,462	41,460
Voice Services
Revenues	$148,581	$160,686	$449,379	$464,140
Gross profit	49,832	54,566	149,861	158,242
Hotline Services
Revenues	$59,269	$57,770	$175,027	$165,058
Gross profit	28,378	27,883	83,317	81,863

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.
Note 16: Subsequent Events
On January 30, 2008, the Company entered into the New Credit Agreement with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The New Credit Agreement, which replaces the Credit Agreement, expires on January 30, 2013. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed charge coverage ratios.
Note 17: Restatement of Consolidated Financial Statements
The Company is restating its Consolidated Balance Sheets as of December 29, 2007, Consolidated Statements of Income for the three (3) and nine (9) month periods ended December 29, 2007 and Consolidated Statements of Cash Flows for the nine (9) month period ended December 29, 2007 and the Notes related to the restated financial information. All restated information identified above is collectively referred to as the “Restatement.” The Restatement reflects an adjustment to reverse a pre-tax charge of $4,687 of previously-recognized non-cash stock-based compensation expense relating to the Company’s valuation methodologies for certain stock option transactions during the third quarter of Fiscal 2008, the nature of which is described in Note 10. As a result of this adjustment, the Company’s projected effective income tax rate for Fiscal 2008, as of December 29, 2007, decreased from 38.0% to 37.7%.

Restatement Impact on the Consolidated Statements of Income
The following tables reconcile the Company’s Consolidated Statements of Income from the previously-issued results to the restated results for the three (3) and nine (9) month periods ended December 29, 2007. All dollar amounts are in thousands, except per share amounts.

	Three Month Period Ended December 29, 2007 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Revenues
Hotline products	$59,269	$--	$59,269
On-Site services	199,055	--	199,055

Total	258,324	--	258,324

Cost of sales

Hotline products	30,891	--	30,891
On-Site services	133,312	--	133,312

Total	164,203	--	164,203

Gross profit	94,121	--	94,121

Selling, general & administrative expenses	73,209	(4,687)	68,522
Intangibles amortization	1,382	--	1,382

Operating income	19,530	4,687	24,217

Interest expense (income), net	5,780	--	5,780
Other expenses (income), net	(16)	--	(16)

Income before provision for income taxes	13,766	4,687	18,453

Provision for income taxes	5,480	1,632	7,112

Net income	$8,286	$3,055	$11,341

Earnings per common share:
Basic	$0.47	$0.17	$0.64

Diluted	$0.47	$0.17	$0.64

Weighted average common shares outstanding
Basic	17,683	--	17,683

Diluted	17,742	--	17,742

Dividends per share	$0.06	$--	$0.06

	Nine Month Period Ended December 29, 2007 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Revenues
Hotline products	$175,027	$--	$175,027
On-Site services	596,218	--	596,218

Total	771,245	--	771,245

Cost of sales
Hotline products	91,710	--	91,710
On-Site services	401,895	--	401,895

Total	493,605	--	493,605

Gross profit	277,640	--	277,640

Selling, general & administrative expenses	212,736	(4,687)	208,049
Intangibles amortization	5,044	--	5,044

Operating income	59,860	4,687	64,547

Interest expense (income), net	15,203	--	15,203
Other expenses (income), net	(156)	--	(156)

Income before provision for income taxes	44,813	4,687	49,500

Provision for income taxes	17,029	1,632	18,661

Net income	$27,784	$3,055	$30,839

Earnings per common share:
Basic	$1.58	$0.17	$1.75

Diluted	$1.57	$0.17	$1.74

Weighted average common shares outstanding
Basic	17,601	--	17,601

Diluted	17,689	--	17,689

Dividends per share	$0.18	$--	$0.18

Restatement Impact on the Consolidated Balance Sheets
The following tables reconcile the Company’s Consolidated Balance Sheets from the previously-issued results to the restated results as of December 29, 2007. All dollar amounts are in thousands.

	December 29, 2007 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Assets
Cash and cash equivalents	$20,109	$--	$20,109
Accounts receivable, net	179,537	--	179,537
Inventories, net	74,224	--	74,224
Costs / estimated earnings in excess of billings on uncompleted contracts	59,693	--	59,693
Prepaid and other current assets	23,246	--	23,246

Total current assets	356,809	--	356,809

Property, plant and equipment, net	34,413	--	34,413
Goodwill, net	580,211	--	580,211
Intangibles:
Customer relationships, net	68,909	--	68,909
Other intangibles, net	31,855	--	31,855
Other assets	21,002	524	21,526

Total assets	$1,093,199	$524	$1,093,723

Liabilities
Accounts payable	$79,664	$--	$79,664
Accrued compensation and benefits	23,321	--	23,321
Deferred revenue	34,611	--	34,611
Billings in excess of costs / estimated earnings on uncompleted contracts	22,012	--	22,012
Income taxes	9,169	(15)	9,154
Other liabilities	49,558	--	49,558

Total current liabilities	218,335	(15)	218,320

Long-term debt	219,830	--	219,830
Other liabilities	21,024	--	21,024

Total liabilities	459,189	(15)	459,174

Stockholders’ equity
Preferred stock	--	--	--
Common stock	25	--	25
Additional paid-in capital	447,164	(2,516)	444,648
Retained earnings	469,522	3,055	472,577
Accumulated other comprehensive income	34,335	--	34,335
Treasury stock	(317,036)	--	(317,036)

Total stockholders’ equity	634,010	539	634,549

Total liabilities and stockholders’ equity	$1,093,199	$524	$1,093,723

Restatement Impact on the Consolidated Statement of Cash Flows
The following tables reconcile the Company’s Consolidated Statements of Cash Flows from the previously-issued results to the restated results for the nine (9) month period ended December 29, 2007. All dollar amounts are in thousands.

	Nine Month Period Ended December 29, 2007 (Unaudited)
	As Previously
	Reported	Adjustment	As Restated

Operating Activities
Net income	$27,784	$3,055	$30,839
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	13,464	--	13,464
Loss on sale of property	441	--	441
Deferred taxes	292	3,818	4,110
Tax impact from stock options	6,491	(2,171)	4,320
Stock compensation expense	7,406	(4,687)	2,719
Change in fair value of interest-rate swap	2,021	--	2,021
Changes in operating assets and liabilities:
Accounts receivable, net	(13,493)	--	(13,493)
Inventories, net	705	--	705
All other current assets excluding deferred tax asset	9,759	--	9,759
Liabilities exclusive of long-term debt	(18,134)	(15)	(18,149)

Net cash provided by (used for) operating activities	$36,736	$--	$36,736

Investing Activities
Capital expenditures	$(2,412)	$--	$(2,412)
Capital disposals	86	--	86
Acquisition of businesses (payments)/recoveries	(10,657)	--	(10,657)
Prior merger-related (payments)/recoveries	(2,196)	--	(2,196)

Net cash provided by (used for) investing activities	$(15,179)	$--	$(15,179)

Financing Activities
Proceeds from borrowings	$153,275	$--	$153,275
Repayment of borrowings	(172,378)	--	(172,378)
Repayment on discounted lease rentals	--	--	--
Proceeds from exercise of options	5,172	--	5,172
Payment of dividends	(3,165)	--	(3,165)
Purchase of treasury stock	(3)	--	(3)

Net cash provided by (used for) financing activities	$(17,099)	$--	$(17,099)

Foreign currency exchange impact on cash	$(1,506)	$--	$(1,506)

Increase / (decrease) in cash and cash equivalents	$2,952	$--	$2,952
Cash and cash equivalents at beginning of period	$17,157	$--	$17,157

Cash and cash equivalents at end of period	$20,109	$--	$20,109

Supplemental Cash Flow:
Cash paid for interest	$13,505	$--	$13,505
Cash paid for income taxes	14,535	--	14,535
Non-cash financing activities:
Dividends payable	1,061	--	1,061
Capital leases	669	--	669

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) and nine (9) month periods ended December 31, 2007 and 2006 (the “discussion and analysis”) as set forth below in this Item 2 has been amended to reflect the Restatement as described in the Explanatory Note and in Note 10 and Note 17 of the Notes to the Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to the discussion and analysis in the Company’s previously-issued 3Q08 Form 10-Q. The discussion and analysis should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented as of December 31, 2007 and 2006 were December 29, 2007 and December 30, 2006. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
Nature of Restatement
The Audit Committee completed its previously-disclosed independent review of the Company’s historical stock option granting practices as more fully described in the “Explanatory Note” preceding Part I, Item 1 of the Form 10-K. Please see the Form 10-K for more information regarding the Audit Committee’s review and related matters. Following the completion of this review, the Company determined that certain stock option grants which were originally issued with exercise prices that were below fair market value for income tax purposes, which vested or may vest after December 31, 2004 and which remained outstanding (i.e., unexercised) as of December 31, 2005, were subject to adverse income taxation under Section 409A. For purposes of this Form 10-Q/A, these below-fair market value stock option grants are referred to as “Affected Stock Option Grants.” Under Section 409A, individuals who hold Affected Stock Option Grants may be subject to a 20% federal income tax and an interest penalty tax in addition to the regular income tax liability plus interest on the value of these stock option grants at the time of vesting (not exercise).
During the third quarter of Fiscal 2008, the Company conducted a tender offer to current non-officer employees subject to taxation in the United States who held such Affected Stock Option Grants that afforded those employees the opportunity to avoid unfavorable tax consequences under Section 409A. The provisions of the tender offer amended each Affected Stock Option Grant to increase the original exercise price to the lower of: (i) the fair market value of the common stock on the corrected measurement date (as determined for tax purposes) or (ii) the fair market value of the common stock on the trading day immediately following the expiration of the tender offer (December 19, 2007), provided that the new exercise price was in no event lower than the original exercise price of the stock option grant. Additionally, and as part of the tender offer, the Company offered current non-officer employees the right to receive a cash payment equal to the increase, if any, in the exercise price of the Affected Stock Option Grant.
In instances where the original exercise price of a stock option grant was less than the new exercise price (as determined above), the Company increased the original exercise price to the new exercise price (“Amended Stock Option Grant”) and paid a cash bonus to the employee. The Company accounted for the impact of the Amended Stock Option Grant as a stock option modification under SFAS 123R. As a result of the modification and the partial cash settlement, the Company recognized $250 of additional stock-based compensation expense due to the increase in the fair market value of these stock option grants that was recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
In instances where the current exercise price of a stock option grant was greater than the new exercise price, the original stock option grant was canceled and immediately replaced with a new stock option grant under the Employee Plan, that had the same terms as the canceled stock option grant, including the same exercise price per share and no loss of vesting or change to the expiration date of the stock option grant term, but with a new grant date (“Cancellation and New Stock Option Grant”). The Company accounted for each Cancellation and New Stock Option Grant as two separate transactions (i.e., the cancellation of the original stock option grant and the issuance of a new stock option grant) and computed a fair market value for the new stock option grant on the new grant date determined in accordance with the provisions of SFAS 123R. As a result, the Company recognized a pre-tax charge of $4,687 of non-cash stock-based compensation expense equal to the fair market value of the new stock option grant on the new grant date (December 19, 2007) that was recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
During the fourth quarter of Fiscal 2008, the Company re-evaluated its valuation methodology for both the Amended Stock Option Grant and the Cancellation and New Stock Option Grant. The Company’s valuation methodology (i.e., modification under SFAS 123R) for the Amended Stock Option Grant was correct. However, the Cancellation and New Stock Option Grant qualifies as a “cancellation of an award accompanied by the concurrent grant of a replacement award,” as defined in SFAS 123R, which should have been accounted for as a modification. Under SFAS 123R, incremental compensation cost is measured as the excess, if any, of the fair market value of the modified award over the fair market value of the original award immediately before its terms are modified. With respect to the Cancellation and New Stock Option Grant, there were no changes to any of the terms of the original stock option grant, thus the Company should have recorded $0 of non-cash stock-based compensation expense for the third quarter of Fiscal 2008 as compared to a pre-tax charge of $4,687 of non-cash stock-based compensation that had been previously-recognized.

The table below reflects the impact of the adjustment to reverse a pre-tax charge of $4,687 of previously-recognized non-cash stock-based compensation expense on the Company’s Consolidated Statements of Income. As a result of this adjustment, the Company’s projected effective income tax rate for Fiscal 2008, as of December 29, 2007, decreased from 38.0% to 37.7%. See Note 17 of the Notes to the Consolidated Financial Statements for reference to footnote disclosure that reconciles the previously-issued financial information to the restated financial information.

	(As			Adjust-		(As		(As
	Previously	Adjust-		ment,	(As	Previously		Restated)
	Reported)	ment,	Income	net of	Restated)	Reported)	Adjust-	Diluted
	Net income	Pre-Tax	tax	Income tax	Net income	Diluted EPS	ment	EPS

3Q08	$8,286	$4,687	$(1,632)	$3,055	$11,341	$0.47	$0.17	$0.64
3QYTD08	27,784	4,687	(1,632)	3,055	30,839	1.57	0.17	1.74

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

The following table provides information on revenues and operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussion. The adjustment to reverse a pre-tax charge of $4,687 of previously-recognized non-cash stock-based compensation expense relating to the Company’s valuation methodologies for certain stock option transactions during the third quarter of Fiscal 2008 was recorded in Selling, general and administrative expense within the Company’s Consolidated Income Statement which is included in the Company’s measure of Operating income. See Note 10 and Note 17 of the Notes to the Consolidated Financial Statements.
The Company’s reconciling items of $4,628 and $5,174 for the three (3) month periods ended December 31, 2007 and 2006, respectively, and $18,094 and $16,443 for the nine (9) months ended December 31, 2007 and 2006, respectively, include restructuring charges, severance costs, other acquisition integration costs, amortization of intangible assets on acquisitions, stock-based compensation expense, asset write-up depreciation expense on acquisitions, historical stock option granting practices investigation costs and expenses incurred as a result of measures taken by the Company to address the application of Section 409A (“409A expenses”).

	Three-month period ended December 31,				Nine-month period ended December 31,
	2007		2006		2007		2006
	(As Restated)				(As Restated)
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
North America	$210,635	81.5%	$220,391	83.2%	$637,639	82.7%	$644,260	84.0%
Europe	37,303	14.5%	34,610	13.1%	103,808	13.4%	94,799	12.4%
All Other	10,386	4.0%	9,805	3.7%	29,798	3.9%	27,467	3.6%

Total	$258,324	100%	$264,806	100%	$771,245	100%	$766,526	100%

Operating income
North America	$16,280		$13,685		$44,966		$41,204
% of North America revenues	7.7%		6.2%		7.1%		6.4%

Europe	$5,966		$4,502		$14,206		$11,134
% of Europe revenues	16.0%		13.0%		13.7%		11.7%

All Other	$1,971		$1,881		$5,375		$5,372
% of All Other revenues	19.0%		19.2%		18.0%		19.6%

Total	$24,217	9.4%	$20,068	7.6%	$64,547	8.4%	$57,710	7.5%

Reconciling items
North America	$4,628		$5,174		$18,094		$16,443
Europe	--		--		--		--
All Other	--		--		--		--

Total	$4,628	1.8%	$5,174	2.0%	$18,094	2.3%	$16,443	2.1%

The following table provides information on revenues and gross profit by service type (Data Services, Voice Services and Hotline Services). The adjustment to reverse a pre-tax charge of $4,687 of previously-recognized non-cash stock-based compensation expense relating to the Company’s valuation methodologies for certain stock option transactions during the third quarter of Fiscal 2008 was recorded in Selling, general and administrative expense within the Company’s Consolidated Income Statement which is not included in the Company’s measure of Gross profit and, therefore, does not impact the following table or the corresponding discussions.

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
Selling, general & administrative expenses
Selling, general & administrative expenses for 3Q08 were $68,522, a decrease of $5,418 compared to Selling, general & administrative expenses for 3Q07 of $73,940. Selling, general & administrative expenses as a percent of revenue for 3Q08 were 26.5% compared to 27.9% for 3Q07. The decrease in Selling, general & administrative expense dollars and Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services and a decrease in stock-based compensation expense of $1,742 partially offset by increases in restructuring/integration costs of $1,513 and 409A expenses of $1,091.

Intangibles amortization
Intangibles amortization for 3Q08 was $1,382, a decrease of $1,295 compared to Intangibles amortization for 3Q07 of $2,677. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by the finalization of purchase accounting and the addition of intangible assets from acquisitions completed subsequent to 3Q07.
Operating income
Operating income for 3Q08 was $24,217, or 9.4% of revenues, an increase of $4,149 compared to Operating income for 3Q07 of $20,068, or 7.6% of revenues.
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
Provision for Income Taxes
The tax provision for 3Q08 was $7,112, an effective tax rate of 38.5%. This compares to the tax provision for 3Q07 of $5,636, an effective tax rate of 34.9%. The tax rate for 3Q08 was higher than 3Q07 due to the expected write-off of deferred tax assets related to book stock-based compensation expense, changes in the overall mix of taxable income among worldwide offices and the loss of the extraterritorial income deduction for federal income tax purposes.
Net Income
As a result of the foregoing, Net income for 3Q08 was $11,341, or 4.4% of revenues, compared to Net income for 3Q07 of $10,493, or 4.0% of revenues.
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
Selling, general & administrative expenses
Selling, general & administrative expenses for 3QYTD08 were $208,049, a decrease of $9,692 compared to Selling, general & administrative expenses for 3QYTD07 of $217,741. Selling, general & administrative expenses as a percent of revenue for 3QYTD08 were 27.0% compared to 28.4% for 3QYTD07. The decrease in Selling, general & administrative expense dollars and decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for the Company’s solutions and services and a decrease in stock-based compensation expense of $4,506 partially offset by increases in restructuring/integration costs of $5,301, historical stock option review costs of $1,152 and 409A expenses of $1,091.
Intangibles amortization
Intangibles amortization for 3QYTD08 was $5,044, a decrease of $1,070 compared to Intangibles amortization for 3QYTD07 of $6,114. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by the finalization of purchase accounting and the addition of intangible assets from acquisitions completed subsequent to 3Q07.
Operating income
Operating income for 3QYTD08 was $64,547, or 8.4% of revenues, an increase of $6,837 compared to Operating income for 3QYTD07 of $57,710, or 7.5% of revenues.

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
Provision for Income Taxes
The tax provision for 3QYTD08 was $18,661, an effective tax rate of 37.7%. This compares to the tax provision for 3QYTD07 of $15,442, an effective tax rate of 34.8%. The tax rate for 3QYTD08 was higher than 3QYTD07 due to the expected write-off of deferred tax assets related to book stock-based compensation expense, changes in the overall mix of taxable income among worldwide offices and the loss of the extraterritorial income deduction for federal income tax purposes.
Net Income
As a result of the foregoing, Net income for 3QYTD08 was $30,839, or 4.0% of revenues, compared to Net income for 3QYTD07 of $28,981, or 3.8% of revenues.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during 3QYTD08 was $36,736. Significant factors contributing to the source of cash were: net income of $30,839 inclusive of non-cash charges of $13,464 and $2,719 for amortization / depreciation expense and stock compensation expense, respectively, a decrease in other current assets of $9,759, increases in accounts payable of $2,874 and billings in excess of costs of $2,597, and a decrease in costs in excess of billings of $1,769. Significant factors contributing to a use of cash were: an increase in accounts receivable of $13,493, decreases in accrued expenses and restructuring reserves of $10,262 and $5,966, respectively, and a decrease in deferred revenue of $1,638. Changes in the above accounts are based on average Fiscal 2008 exchange rates.
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
As of December 31, 2007 and 2006, the Company had cash and cash equivalents of $20,109 and $15,362, respectively, working capital of $138,489 and $126,879, respectively, and a current ratio of 1.63 and 1.52, respectively.
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
Dividends
Fiscal 2008
3Q08 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,061 and was paid on January 11, 2008 to stockholders of record at the close of business on December 28, 2007.
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
Potential Tax Payments
In connection with the independent review by the Audit Committee of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Code may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which was recognized as an expense during prior periods and is currently recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.

Other Section 409A Remedial Measures and other potential Section 409A Payments
With respect to certain employees who exercised stock options subject to Section 409A during calendar year 2007, the Company made a bonus payment (“Calendar 2007 bonus payment”) to such employees during January 2007 in an aggregate amount of $313. The Calendar 2007 bonus payment includes amounts to compensate the employee for the additional Section 409A taxes that they will be required to pay as well as an amount to gross-up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2007 bonus payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income and in Accrued compensation and benefits within the Company’s Consolidated Balance Sheets as of and for the period ending December 31, 2007.
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
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007 and Fiscal 2008, and expects to continue to incur additional expenses through the end of Fiscal 2008, in relation to (i) the Audit Committee’s review of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the previously-disclosed derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of December 31, 2007, the total amount of such fees is approximately $5,150, of which $2,801 has been reimbursed by the insurance company. The Company expensed $542 in Fiscal 2007 and $134 and $1,152 during the three (3) and nine (9) month period ended December 31, 2007, respectively. The Company and the insurance company for its directors’ and officers’ indemnification insurance are currently in discussions with respect to which of these non-reimbursed expenses in excess of the deductible will be paid by the insurance company. Accordingly, there can be no assurance that all expenses submitted or to be submitted to the insurance company for reimbursement will be reimbursed under the Company’s directors’ and officers’ indemnification insurance. The amount of such expenses not reimbursed by the insurance company could be material.
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

Impact of Recently Issued Accounting Pronouncements
Business Combinations
In December, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) requires, among other things, that acquisition-related costs be recognized separately from the acquisition. For the Company, SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009.
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

Dated: May 9, 2008
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