Form 10-K
period 2008-03-31
BLACK BOX CORP
filed 2008-05-30
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-18706
Black Box Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3086563 (I.R.S. Employer Identification No.)

1000 Park Drive, Lawrence, Pennsylvania (Address of principal executive offices)	15055 (Zip Code)
Registrant’s telephone number, including area code: 724-746-5500
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $.001 par value	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 29, 2007 (based on closing price of such stock as reported by NASDAQ on such date) was $749,466,792. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of May 23, 2008, there were 17,516,305 shares of common stock, par value $.001 (the “common stock”), outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2008 Annual Meeting of Stockholders (the “Proxy Statement”) – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2008
INDEX

PART I
Item 1. Business.
Overview. Black Box Corporation (“Black Box,” “we,” the “Company” or “our”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as Hotline Services) and its Voice Services and Data Services (collectively referred to as “On-Site Services”) offices. With more than 3,000 professional technical experts and 187 offices (as of March 31, 2008), Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are in thousands except for per share amounts or unless otherwise noted.
Industry Background. Black Box participates in the worldwide network infrastructure market estimated at $20 billion.
Products and services are distributed to this market primarily through value-added resellers, manufacturers, direct marketers, large system integrators and other technical services companies. These companies range from very large, international companies, some of which have access to greater resources than those available to Black Box, to small, local or regionally-focused companies. In addition, competition for our Hotline Services business includes direct marketing manufacturers, mass merchandisers, “big box” retailers, web retailers and others. Black Box believes that it competes on the basis of its solution features offerings, technical capabilities, service levels and price.
Business Strategy. Black Box’s business strategy is to provide its clients with one source for services and products to meet all their networking infrastructure needs – whether at a single location or multiple locations worldwide. The Company believes that its combination of worldwide Voice Services and Data Services performed at client locations – integrated with Hotline Services – provides a unique advantage over its competitors in the network infrastructure market. The Company believes its record of consistent operating profitability, positive cash flow and its high rate of repeat clients is evidence of the strength of its strategy. Keys to the Company’s success include the following:
Expert Technical Support Deployed Three Ways.
Locally at Client Sites. Black Box provides complete voice, data and integrated solutions – including design, installation, remote monitoring and routine and emergency maintenance – with consistent high quality and uniformity. The Company maintains certifications from leading voice and data product manufacturers, including AVST®, Cisco®, Microsoft®, Mitel®, Nortel®, NEC®, ShoreTel®, Siemens® and Vertical®, among others. In addition, the Company maintains what it believes is the industry’s largest staff of Registered Communications Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA and National Electric Code® standards.
24/7/365 Technical Support. Black Box provides around-the-clock, seven days per week technical support, available to clients in 141 countries worldwide. In Fiscal 2008 and Fiscal 2007, the Company’s technical experts responded to approximately 1.3 million and 1.5 million, respectively, client calls. Black Box specialists receive continuous training to stay up-to-date on the latest technologies.
www.blackbox.com Internet Web Site. Black Box offers its 24/7/365 technical support on-line at http://www.blackbox.com. With one click by an existing or a potential client on “Talk to a Tech,” a technical expert makes contact with that person immediately. Technical information, including “Black Box Explains” and “Technology Overviews,” is always available as well as the ability to easily design and configure custom products on-line.

Worldwide Coverage. With 187 offices serving 141 countries, Black Box has the largest footprint in the industry, serving every major industry sector. This worldwide coverage and 32 years of experience makes one-source project management a reality for Black Box clients. Black Box ensures that clients with these needs receive consistent high-quality design, workmanship and technology from a single service provider. The Company is exposed to certain risks because of its global operations discussed under the caption “International operations” in Part I, Item 1A, “Risk Factors,” which is incorporated herein by reference.
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
Brand Name. BLACK BOX is a widely-recognized brand name associated with high quality products and services. The Company believes that the BLACK BOX trademark is important to its business.
ISO 9001:2000 Certified. Black Box has received ISO 9001:2000 certification in Australia, Brazil, Canada, Chile, France, Germany, Ireland, Italy, Japan, Mexico, Netherlands, Puerto Rico, Singapore, Spain, the United Kingdom and the United States. Rigorous quality control processes must be documented and practiced to earn and maintain ISO 9001:2000 certification.
Proprietary Client List. Over the course of its 32 year history, the Company has built a proprietary mailing list of approximately 1.5 million names representing over 1.4 million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted marketing programs reach their specified audiences. The Company believes that its proprietary client list is a valuable asset that represents a significant competitive advantage. The Company does not rent its client list.
Rapid Order Fulfillment. Black Box has developed efficient inventory management and order fulfillment systems that allow most standard products to be shipped that same day. Requests for same day counter-to-counter delivery and special labeling, kitting and packaging are also available from Black Box.
Growth Strategy. The principle components of Black Box’s growth strategy include: (i) cross-selling marketing activities capitalizing on its one-source solution of DVH® (Data, Voice and Hotline) Services, (ii) expanded product offerings and (iii) expanded global technical support services primarily through mergers and acquisitions.
Mergers and Acquisitions. As part of the growth strategy through mergers and acquisitions, the Company has completed the following transactions during Fiscal 2008, Fiscal 2007 and Fiscal 2006:
Fiscal 2008:
During the fourth quarter of Fiscal 2008, the Company acquired BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region.
During the third quarter of Fiscal 2008, the Company acquired B & C Telephone, Inc. (“B&C”), a privately-held company based out of Spokane, WA. B&C has an active customer base which includes commercial, financial, healthcare and various government agency accounts.
Fiscal 2007
During the fourth quarter of Fiscal 2007, the Company acquired ADS Telecom, Inc. (“ADS”), a privately-held company based out of Orlando, FL. ADS has an active customer base which includes commercial, financial, healthcare and various government agency accounts.
During the third quarter of Fiscal 2007, the Company acquired Nortech Telecommunications, Inc. (“NTI”), a privately-held company based out of Chicago, IL. NTI has an active customer base which includes commercial, education and various government agency accounts.

During the first quarter of Fiscal 2007, the Company acquired the privately-held USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”). NextiraOne services commercial and various government agency clients. Black Box and NextiraOne have completed the integration process, including the re-branding of the NextiraOne business as Black Box Network Services.
Also during the first quarter of Fiscal 2007, the Company acquired Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), privately-held companies, which provide planning, installation, monitoring and maintenance services for voice and data network systems. NUVT has an active customer base, which includes commercial, education and various government agency accounts.
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
The results of operations for all acquisitions noted above are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
These acquired companies, which are focused on servicing the North America Voice Services market, have influenced the composition of the Company’s service types as profiled below:

	Percent of Consolidated Revenues
Service Type	FY08	FY07	FY06	FY05

Data Services	19%	18%	27%	38%
Voice Services	58%	60%	43%	20%
Hotline Services	23%	22%	30%	42%

Black Box Total	100%	100%	100%	100%

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
Marketing. Black Box’s products and services are marketed primarily through direct sales driven by its nearly 300 team members exclusively devoted to these efforts. This sales force is further supported by the Company’s direct marketing efforts in printed publications and on-line via the Company’s Web site. Black Box was the first company to engage exclusively in the sale of a broad range of networking products through direct marketing techniques. Black Box targets its catalogs, e-mail campaigns, advertisements and other marketing activities directly to its client-users who make systems design and purchasing decisions. Black Box’s high quality marketing materials and its Web site promote the Company’s products and services by providing in-depth descriptions that include product features and benefits, photographs, diagrams, applications, technical specifications and other helpful information. The Company’s printed catalogs have earned numerous awards. During Fiscal 2008, the Black Box Catalog won Multichannel Merchant magazine’s top award, Catalog of the Year. In addition, Black Box catalogs have taken top honors in the Computer Equipment and Software category for the last 12 years running.
Technical Services. Black Box believes that its technical services are the foundation of its success enabling the Company to provide services ranging from quick-turn Hotline Services consultation to site surveys, design and engineering, project management, single-site and multi-site installations, remote monitoring, certification and maintenance of voice, data and integrated communication solutions.

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
Manufacturers and Suppliers. Black Box utilizes a network of original equipment manufacturers (“OEMs”) and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. This network has manufacturing and engineering capabilities to customize products for specialized applications.
Black Box operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location. The Company chooses to manufacture certain products in-house when outside OEMs are not economical. Sourcing decisions of in-house versus third-party suppliers are based upon a balance of quality, performance, delivery and cost.
Information Systems. The Company has committed significant resources to the development of information systems that are used to manage all aspects of its business. The Company’s systems support and integrate technical support, client services, inventory management, purchasing, distribution activities, accounting and project cost management. The Company continues to develop and implement exclusive worldwide web applications. These applications allow clients to view order status and product availability, view up-to-date information on their projects that are being managed on a world-wide basis and provide a project management and forecasting tool for the Company’s offices. A technical knowledge-based application is also used to access problem resolution information to help solve client issues more quickly. Information systems are focused on delivering high-quality business applications that are geared to improve internal efficiencies as well as client interactions.
The Company’s new product introductions, multiple language requirements and design enhancements require efficient modification of product presentations for its various catalogs. Black Box also supports a publishing system that provides the flexibility and speed for both text and graphic layout. This enables the timely, efficient and cost effective creation of marketing materials.
Backlog. The worldwide backlog of unfilled orders believed to be firm (i.e., to be completed within six months) was approximately $159 million at March 31, 2008 compared to $159 million and $96 million at March 31, 2007 and 2006, respectively.
Team Members. As of March 31, 2008, the Company had 4,313 team members worldwide compared to 4,581 and 3,295 as of March 31, 2007 and 2006, respectively. Of the 4,313 current team members, 532 are subject to collective bargaining agreements. The Company believes that its relationship with its team members is good.
Financial Information. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (this “Form 10-K”) and is incorporated herein by reference.
International Revenues. Revenues from countries outside North America were $179 million, or 18% of total revenues, for Fiscal 2008 compared to $166 million, or 16% of total revenues, and $157 million, or 22% of total revenues, for Fiscal 2007 and Fiscal 2006, respectively.
Other Information. The Company maintains an investor relations page on its Internet Web site at http://www.blackbox.com. The Company’s annual, quarterly and current reports and amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, as soon as reasonably practical after such filing, and may be viewed or downloaded free of charge in the “About Us” section of the Web site. The Company’s Standards of Business Conduct, Code of Ethics and the charter of each committee of the Company’s Board of Directors (the “Board”) are also available on its Web site, and may be viewed or downloaded free of charge in the “About Us” section of the Web site.
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

We have significant matters resulting from our stock option investigation and related matters. As previously disclosed, on November 13, 2006, we received a letter of informal inquiry from the Enforcement Division of the SEC relating to our stock option practices from January 1, 1997 to present. Our Audit Committee (the “Audit Committee”) of the Board, with the assistance of outside legal counsel, conducted an independent review of our historical stock option granting practices and related accounting for stock option grants. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, we received a document subpoena from the SEC acting pursuant to such order. We have cooperated with the SEC in this matter and intend to continue to do so. See the “Explanatory Note” preceding Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding this and related matters.
On September 20, 2006, we received formal notice from the Internal Revenue Service (“IRS”) regarding its intent to begin an audit of our tax years 2004 and 2005. On August 3, 2007, we received formal notice from the IRS regarding its intent to begin an audit of our 2006 tax year. In connection with these normal recurring audits, the IRS has requested certain documentation with respect to stock options for our 2004, 2005 and 2006 tax years. We have produced various documents requested by the IRS and are currently in the process of responding to additional documentation requests. In connection with our Audit Committee’s review of our historical stock option granting practices, we determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”), may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because we incorrectly applied the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. We estimate that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which was recorded as an expense during prior periods and is currently recorded as a current liability within Income taxes within our Consolidated Balance Sheets. We may also incur interest and penalties if we were to incur any such tax liability, which could be material.
In addition, in November, 2006, two stockholder derivative lawsuits were filed against us, as a nominal defendant, and several of our current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of our stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to our stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of our common stock while in the possession of material inside information. The complaints seek damages on our behalf against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including us, are due on or before September 15, 2008, and the court has entered an order to that effect.
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

•
payments to, or on behalf of, our current and former officers and directors subject to the investigation or named in the litigation pursuant to our indemnification obligations (in certain circumstances advance indemnification payments are recoverable if it is determined under applicable law that the officer or director in question was not entitled to be indemnified by us, but there is no assurance that we will be able to recover such payments).

As of March 31, 2008, the total amount of such fees is approximately $6,021, of which $4,065 has been paid by the insurance company. The insurance policy limit under which such payments have been made is $5,000. We expensed $1,221 and $542 during Fiscal 2008 and Fiscal 2007, respectively. The amount of expenses that we could incur in the future with respect to these matters that are not covered by insurance could be material.

Adverse developments in the legal proceedings or the investigation arising out of our historical stock option granting practices or any other matter raised as a result thereof could have an adverse impact on our business and our common stock price, including increased stock volatility.
We face intense competition. We operate in a highly competitive industry. Our competitors may be able to deliver products and services at better prices or more quickly due to factors beyond our control. New competitors may also arise in the future, which threaten our ability to sustain or grow our market share. We cannot guarantee that we can continue to compete effectively in the future and still be able to sustain our historical levels of profit margin.
Our financial results are dependent on our economic environments. We, our customers or our vendors may experience economic hardships due to inflation or recession, changes in laws and regulations, business disruptions due to natural disasters, acts of terrorism or war or other factors that are beyond our control and that could negatively impact our financial condition or our ability to meet our future financial goals.
We are dependent upon the successful integration of acquired businesses. We have completed several acquisitions in recent years. Our future financial results are dependent on the successful integration of those acquisitions within the projected timeframes and cost parameters. We also face pressure to adequately conduct our ongoing operations while working toward the integration of these businesses. We cannot guarantee that we will successfully integrate our acquisitions as projected or without disruption to other areas of our business which could have a negative impact on our financial results.
We are subject to the risks of international operations. We operate in countries outside of the United States. Our operations or our financial condition may be negatively affected by events surrounding our international operations such as changes in laws and regulations, political or economic instability, currency fluctuations, supply chain disruptions, acts of terrorism, natural disasters or other political, economic or environmental factors. We cannot rely on the past results of our international operations as an indicator of future results or assure you that we will not be adversely affected by those factors inherent with international operations.
We are dependent upon the retention of our key personnel. The success of our business depends on our ability to attract and retain quality employees, executives and directors. We offer comprehensive salary and benefit packages including long-term incentives as a means of attracting and retaining personnel. We face pressure to maintain our profit margins and remain competitive in our industry while we compete for personnel in our local markets with a variety of different businesses that may be able to offer more attractive incentives due to their individual financial situations. We cannot guarantee that we will continue to attract and retain personnel with our current incentives and at costs that are consistent with our projected profit margins. In addition, the success of our compensation program has relied heavily on the use of stock options which provided both a compensation and retention element due to vesting. If we are not able to replicate the compensation and retention benefits historically provided by our stock options, we will need to rely more heavily on other forms of compensation, primarily cash compensation, to adequately compensate employees, executives and directors.
We are dependent upon the demand for products and services. We and our competitors in the industry are dependent on the demand for the products and services that we deliver. Changes in technology or other unforeseen developments within our industry could result in decreased demand for our products and services. We cannot guarantee that historical levels of demand will continue or increase in the future.
We are dependent upon certain key supply chain and distribution agreements. Through our recent acquisitions, we have significant arrangements with a small number of suppliers of voice technology. If we experience disruptions in our supply chain with these manufacturers for any reason or lose our distribution rights, we may not be able to fulfill customer commitments with an acceptable alternative or we may not be able to obtain alternative solutions at similar costs.
We are dependent upon future mergers and acquisitions for a portion of our growth. A key component of our growth strategy is through strategic mergers and acquisitions. We may not continue to be successful in our search for potential acquisition candidates that are acceptable for our business model, or we may not be successful in our attempts to acquire new businesses that we have identified as attractive acquisition candidates. We cannot guarantee that we will meet our projected growth targets in the future if we are unsuccessful in our efforts to acquire additional businesses.
A significant part of our business involves public sector customers which provides unique risks. Our revenues from sales to the public sector, including sales to federal, state and local governments and governmental agencies, has grown in recent years. These sales are made through various direct contracts, through reseller agreements with government contractors and through open market sales. Government contracting is a highly-regulated area. Failure to comply with the technical requirements of regulations or contracts could subject us to fines, penalties, suspension or debarment from doing business with such customers, which could have a material adverse effect on our business.

Our revenue is dependent upon repeat customer business and generally is not subject to long-term contracts. Our revenue is primarily generated through individual sales of products and services and the nature of our business provides us with very little guaranteed or contractual revenue beyond a relatively short time horizon. We depend on repeat customer business as well as our ability to develop new customer business to sustain and grow our revenue. Although our focus on delivering high-quality sales and service has proven to be successful in the past, we cannot guarantee that we will be able to grow or even sustain our current level of revenue in the future.
We can provide no assurance that we will continue to have adequate liquidity. Although we generate positive cash flow and have access to a significant amount of additional credit, we cannot be sure that our current liquidity situation will be adequate in future periods. We cannot guarantee that we will be able to maintain our positive cash flow position or to obtain additional credit or raise additional capital which may restrict our ability to operate or to pursue new business opportunities in the future.
Our stock price fluctuates. Our stock price is affected by a number of factors, including quarterly variations in our financial results. As a result, our stock price is subject to volatility.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company’s worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (located 20 miles south of Pittsburgh) in a 352,000 square foot owned facility on 84 acres.
The Company owns or leases additional offices or facilities throughout the world, none of which are material in nature to Black Box.
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
As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, conducted an independent review of the Company’s historical stock option granting practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters. The Audit Committee has concluded its review and has presented to the Board recommendations concerning procedural enhancements, which the Board has adopted.
On September 20, 2006, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS has requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests. In connection with the Audit Committee’s review of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) of the Code may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which was recorded as an expense during prior periods and is currently recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.

As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under the GSA contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through July 31, 2008 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
At the conclusion of these regulatory matters, the Company could be subject to additional taxes, fines or penalties or other costs which could be material.
Litigation Matters
In November, 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before September 15, 2008, and the court has entered an order to that effect. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company may incur costs or expenses in relation to this matter that could be material.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the three month period ended March 31, 2008 to a vote of security holders, through the solicitation of proxies or otherwise.
Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company

R. Terry Blakemore	51	President and Chief Executive Officer

Michael McAndrew	48	Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Francis W. Wertheimber	55	Senior Vice President – Pacific Rim/Far East

The following is a biographical summary of the experience of the executive officers of the Company:
R. TERRY BLAKEMORE, 51, was named President and Chief Executive Officer and was selected as a member of the Board on October 13, 2007. He had served in the capacity of Interim President and Chief Executive Officer of the Company since May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Services business unit. Mr. Blakemore has been with the Company since 1999.
MICHAEL MCANDREW, 48, was promoted to Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis prior to December 13, 2002. Mr. McAndrew has been with the Company for 18 years.
FRANCIS W. WERTHEIMBER, 55, was promoted to Senior Vice President – Pacific Rim/Far East in May 2004. He was promoted to Vice President – Pacific Rim/Far East on May 9, 1997. He was Managing Director of Black Box Japan prior to May 9, 1997. Mr. Wertheimber has been with Black Box for 15 years.
Directors of the Registrant
The following sets forth certain information concerning the members of the Board:
WILLIAM F. ANDREWS, 76, was elected as a director on May 18, 1992. Mr. Andrews currently is Chairman of Corrections Corporation of America (private prisons), Chairman of Katy Industries, Inc. (diversified manufacturing company) and Chairman of SVP Holdings Limited (Singer sewing machines). He has been a principal with Kohlberg & Co., a private investment company, since 1995. He is also a director of Corrections Corporation, Katy Industries, O’Charley’s, Inc. and Trex Company, Inc., all publicly-held companies.
R. TERRY BLAKEMORE, 51, was named President and Chief Executive Officer and was selected as a member of the Board on October 13, 2007. He had served in the capacity of Interim President and Chief Executive Officer of the Company since May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Services business unit. Mr. Blakemore has been with the Company since 1999.
RICHARD L. CROUCH, 61, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm in 2004.
THOMAS W. GOLONSKI, 65, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. He is a director of several economic development organizations and active in other charitable and financial organizations.
THOMAS G. GREIG, 60, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc., a number of privately-held companies and a public, not-for-profit foundation.
EDWARD A. NICHOLSON, PH.D., 68, was elected as a director on August 10, 2004. Dr. Nicholson served as President of Robert Morris University from 1989 to 2005 and is presently a Professor of Management at Robert Morris. He has served a number of businesses and government agencies as a consultant in the areas of long-range planning, organization design and labor relations. He is also a director of Brentwood Bank, publicly-held Shopsmith Inc. and several regional economic, charitable and cultural organizations.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Information:
The common stock is traded on NASDAQ under the symbol “BBOX” and has been assigned to the NASDAQ Global Select tier. As of March 31, 2008, 25,142,500 shares of the common stock were issued, of which 7,626,195 shares were held in treasury.
The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low

Fiscal 2008
1st Quarter	$42.78	$34.53
2nd Quarter	44.58	38.79
3rd Quarter	46.40	35.28
4th Quarter	37.16	26.62

Fiscal 2007
1st Quarter	$54.09	$35.69
2nd Quarter	43.32	36.51
3rd Quarter	46.60	38.01
4th Quarter	42.65	34.64

On May 23, 2008, the last reported sale price of the common stock was $28.01 per share.
Dividend Policy:
Cash dividends of $0.06 per share of common stock were declared during each quarter during Fiscal 2008 and Fiscal 2007. Dividends declared during Fiscal 2008 were paid on July 13, 2007, October 12, 2007, January 11, 2008 and April 14, 2008. Dividends declared during Fiscal 2007 were paid on July 14, 2006, October 13, 2006, January 15, 2007 and April 16, 2007. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company. Under the Company’s Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “New Credit Agreement”), the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the New Credit Agreement) occurs or is continuing.
Stockholders:
As of March 31, 2008, there were 2,218 holders of record of the common stock.
Equity Plan Compensation Information:
See the information set forth under the caption “Equity Plan Compensation Information” in the Proxy Statement which is incorporated by reference into Item 12 of Part III of this Form 10-K.
Issuance of Unregistered Securities:
There were no issuances of unregistered securities during the three month period ended March 31, 2008.

Issuer Purchases of Equity Securities:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs

December 30, 2007 to January 27, 2008	—	$—	—	1,063,805

January 28, 2008 to February 24, 2008	190,000	31.89	190,000	873,805

February 25, 2008 to March 31, 2008	—	—	—	873,805

Total	190,000	$31.89	190,000	873,805

As of December 30, 2007, 1,063,805 shares were available under repurchase programs approved by the Board and announced on November 20, 2003, August 12, 2004 and November 7, 2006.
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

Item 6. Selected Financial Data.
The following tables set forth certain selected historical financial data for the Company for the periods indicated below (in thousands, except for per share amounts). This information should be read in conjunction with the Company’s consolidated financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K. Data Services and Voice Services may collectively be referred to as “On-Site services.” Per share amounts may not total due to rounding.

	Fiscal
	2008	2007	2006	2005	2004

Statements of Income
Revenues
Hotline products	$235,314	$222,903	$213,946	$227,601	$237,872
On-Site services	781,428	793,407	507,389	307,475	282,540

Total	1,016,742	1,016,310	721,335	535,076	520,412

Cost of sales
Hotline products	122,011	113,780	108,220	108,281	112,949
On-Site services	528,111	528,541	330,765	211,866	191,212

Total	650,122	642,321	438,985	320,147	304,161

Gross profit	366,620	373,989	282,350	214,929	216,251

Selling, general & administrative expenses	275,309	290,355	222,201	170,239	149,002
Intangibles amortization	6,679	10,285	4,999	1,332	246

Operating income	84,632	73,349	55,150	43,358	67,003

Interest expense (income), net	21,298	18,407	9,123	2,755	1,808
Other expenses (income), net	(197)	42	36	115	147

Income before provision for income taxes	63,531	54,900	45,991	40,488	65,048

Provision for income taxes	24,298	19,291	15,221	13,442	21,846

Net income	$39,233	$35,609	$30,770	$27,046	$43,202

Basic earnings per share	$2.23	$2.03	$1.79	$1.55	$2.38

Diluted earnings per share	$2.22	$2.00	$1.75	$1.52	$2.30

Dividends declared per common share	$0.24	$0.24	$0.24	$0.22	$0.20

Balance Sheet Data (at end of period):
Working capital (1)	$134,031	$117,059	$99,669	$108,948	$108,116
Total assets	1,073,851	1,090,091	815,412	787,064	631,010
Long-term debt	195,904	238,194	122,673	147,196	35,177
Total debt	197,293	238,880	123,722	147,888	36,238
Stockholders’ equity	640,274	599,696	552,991	501,288	517,297

(1)	Working capital is computed as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the fiscal years ended March 31, 2008, 2007 and 2006 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
The Company
Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products that it sells through its catalog and Internet Web site and its On-Site Services offices. With more than 3,000 professional technical experts and 187 offices (as of March 31, 2008), Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Management is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2005 through March 31, 2008 that have had a significant impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. Fiscal 2006 acquisitions include (i) Telecommunication Systems Management, Inc. (“TSM”), (ii) GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”), (iii) Business Communications, Inc., Bainbridge Communication, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”), (iv) Universal Solutions of North America, L.L.C. and related entities (“Universal”), (v) Communication is World InterActive Networking, Inc. (“C=WIN”) and (vi) Converged Solutions Group, LLC (“CSG”). Fiscal 2007 acquisitions include (i) USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”), (ii) Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), (iii) Nortech Telecommunications, Inc. (“NTI”) and (iv) ADS Telecom, Inc. (“ADS”). Fiscal 2008 acquisitions include (i) B & C Telephone, Inc. (“B&C”) and (ii) BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region (“AT&T’s southeast NEC TDM business”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” References to the Acquired Companies within our comparison of Fiscal 2008 and Fiscal 2007 are intended to describe the Acquired Companies from April 1, 2006 through March 31, 2008. References to the Acquired Companies within our comparison of Fiscal 2007 and Fiscal 2006 are intended to describe the Acquired Companies from April 1, 2005 through March 31, 2007. The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
In connection with certain acquisitions, the Company incurs expenses that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the past, current and an estimate of future acquisition-related expenses based on the acquisition activity through March 31, 2008.

	Fiscal
	2006	2007	2008	2009	2010	Thereafter

Gross profit
Inventory write-up on acquisitions	$1,543	$—	$—	$—	$—	$—

Selling, general & administrative
Asset write-up depreciation expense on acquisitions	450	2,646	2,178	1,823	144	40

Amortization
Amortization of intangible assets on acquisitions	3,821	10,075	6,501	7,160	7,070	57,560

Total	$5,814	$12,721	$8,679	$8,983	$7,214	$57,600

The following table is included to provide a schedule of an estimate of acquisition-related expenses for Fiscal 2009 (by quarter) based on the acquisition activity through March 31, 2008.

	1Q09	2Q09	3Q09	4Q09	FY09

Selling, general & administrative
Asset write-up depreciation expense on acquisitions	$432	$467	$453	$471	$1,823

Amortization
Amortization of intangible assets on acquisitions	1,790	1,790	1,790	1,790	7,160

Total	$2,222	$2,257	$2,243	$2,261	$8,983

During the fourth quarter of Fiscal 2006, the Company incurred a pre-tax charge of $7,065 related to an adjustment of earnings over multiple years, from Fiscal 2003 through Fiscal 2006, from the Company’s Italian Operations (“Italian Operations Adjustment”). Of the total charge, $3,588 was recorded in Cost of sales and $3,477 was recorded in Selling, general & administrative expense. The Italian Operations Adjustment resulted from intentional misconduct by certain local operational and financial managers of the Company’s Italian Operations acting in collusion with one another for the purpose of overstating local financial results. All involved team members have been terminated and the Company is pursuing all available legal remedies against these individuals. The misconduct was brought to the Company management’s attention by a team member of the Italian Operations pursuant to the Company’s “Open Door” Policy. Company management responded by immediately suspending the management team of the Italian Operations and conducting a full investigation of the matter. The Company believes that all accounting irregularities have been identified, that all corrective action has been taken and that the Italian Operations Adjustment captures all necessary corrections.
The Company’s management concluded, with the concurrence of the Audit Committee, that the impact of the Italian Operations Adjustment was not material to the Company’s consolidated financial statements for any interim or annual period from Fiscal 2003 through Fiscal 2006. In reaching this conclusion, the Company reviewed and analyzed the SEC’s Staff Accounting Bulletin No. 99, “Materiality,” in order to determine that the impact was not material on a quantitative or qualitative basis to any one period. As a result, the Company recorded a cumulative adjustment in the fourth quarter of Fiscal 2006.

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Fiscal
	2008		2007		2006
		% of		% of		% of
		total		total		total
	$	revenue	$	revenue	$	revenue

Revenues
North America	$837,402	82.3%	$850,088	83.7%	$564,700	78.3%
Europe	138,927	13.7%	129,278	12.7%	120,051	16.6%
All Other	40,413	4.0%	36,944	3.6%	36,584	5.1%

Total	$1,016,742	100%	$1,016,310	100%	$721,335	100%

Operating income
North America	$57,964		$49,481		$42,505
% of North America revenues	6.9%		5.8%		7.5%

Europe	$19,278		$16,442		$5,518
% of Europe revenues	13.9%		12.7%		4.6%

All Other	$7,390		$7,426		$7,127
% of All Other revenues	18.3%		20.1%		19.5%

Total	$84,632	8.3%	$73,349	7.2%	$55,150	7.6%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Fiscal
	2008		2007		2006
		% of		% of		% of
		total		total		total
	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$194,454	19.1%	$182,129	17.9%	$196,585	27.2%
Voice Services	586,974	57.7%	611,278	60.2%	310,804	43.1%
Hotline Services	235,314	23.2%	222,903	21.9%	213,946	29.7%

Total	$1,016,742	100%	$1,016,310	100%	$721,335	100%

Gross profit
Data Services	$57,747		$55,598		$57,068
% of Data Services revenues	29.7%		30.5%		29.0%

Voice Services	$195,570		$209,268		$119,556
% of Voice Services revenues	33.3%		34.2%		38.5%

Hotline Services	$113,303		$109,123		$105,726
% of Hotline Services revenues	48.1%		49.0%		49.4%

Total	$366,620	36.1%	$373,989	36.8%	$282,350	39.1%

The Company’s distribution agreement with Avaya, Inc. terminated on September 8, 2007. The Company evaluated the financial impact of this event including business strategies to minimize such impact. The Company determined that this event did not have a material impact on its Fiscal 2008 operating results.

Fiscal 2008 Compared To Fiscal 2007
Total Revenues
Total revenues for Fiscal 2008 were $1,016,742, nearly equivalent to total revenues for Fiscal 2007 of $1,016,310. The Acquired Companies contributed incremental revenue of $270,683 and $304,669 for Fiscal 2008 and Fiscal 2007, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $15,413 in Fiscal 2008 relative to the U.S. dollar, total revenues would have increased 3% from $711,641 to $730,646 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for Fiscal 2008 were $837,402, a decrease of 1% compared to revenues for Fiscal 2007 of $850,088. The Acquired Companies contributed incremental revenue of $270,683 and $304,669 for Fiscal 2008 and Fiscal 2007, respectively. The decrease in Acquired Companies contributed revenue is primarily due to expected post-merger client attrition from the NextiraOne acquisition. Excluding the effects of the acquisitions and the positive exchange rate impact of $2,593 in Fiscal 2008 relative to the U.S. dollar, North American revenues would have increased 3% from $545,419 to $564,126. The Company believes this increase is due to the success in the Company’s Data, Voice and Hotline (“DVH”) cross-selling initiatives.
Europe
Revenues in Europe for Fiscal 2008 were $138,927, an increase of 7% compared to revenues for Fiscal 2007 of $129,278. Excluding the positive exchange rate impact of $11,286 in Fiscal 2008 relative to the U.S. dollar, Europe revenues would have decreased 1% from $129,278 to $127,641. The Company believes the decrease is due to softer demand for its Hotline Services during the year offset in part by the success in the Company’s DVH cross-selling initiatives.
All Other
Revenues for All Other for Fiscal 2008 were $40,413, an increase of 9% compared to revenues for Fiscal 2007 of $36,944. Excluding the positive exchange rate impact of $1,534 in Fiscal 2008 relative to the U.S. dollar, All Other revenues would have increased 5% from $36,892 to $38,644.
Revenue by Service Type
Data Services
Revenues from Data Services for Fiscal 2008 were $194,454, an increase of 7% compared to revenues for Fiscal 2007 of $182,129. Excluding the positive exchange rate impact of $5,727 in Fiscal 2008 relative to the U.S. dollar for its International Data Services, Data Service revenues would have increased 4% from $182,129 to $188,727. The Company believes the increase in Data Services revenues is due to the success of the Company’s DVH cross-selling initiatives coupled with stable end-user markets.
Voice Services
Revenues from Voice Services for Fiscal 2008 were $586,974, a decrease of 4% compared to revenues for Fiscal 2007 of $611,278. The Acquired Companies contributed incremental revenue of $270,683 and $304,669 for Fiscal 2008 and Fiscal 2007, respectively. The decrease in Acquired Companies contributed revenue is primarily due to expected post-merger client attrition from the NextiraOne acquisition. Excluding the effects of the acquisitions, Voice Services revenues would have increased 3% from $306,609 to $316,291. The Company believes that the increase in Voice Services revenues is primarily due to the success of the Company’s DVH cross-selling initiatives coupled with stable end-user markets. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for Fiscal 2008 were $235,314, an increase of 6% compared to revenues for Fiscal 2007 of $222,903. Excluding the positive exchange rate impact of $9,686 in Fiscal 2008 relative to the U.S. dollar for its International Hotline Services, Hotline Service revenues would have increased 1% from $222,903 to $225,628. The Company believes this increase in Hotline Services revenues is primarily due to the success of the Company’s DVH cross-selling initiatives and increases in web-based sales coupled with stable end-user markets.

Gross profit
Gross profit dollars for Fiscal 2008 were $366,620, a decrease of 2% compared to gross profit dollars for Fiscal 2007 of $373,989. Gross profit as a percent of revenues for Fiscal 2008 was 36.1%, a decrease of 0.7% compared to gross profit as a percentage of revenues for Fiscal 2007 of 36.8%. The Company believes the percent decrease was due primarily to the impact of lower gross profit in Voice Services driven by the acquisition of NextiraOne, several strategic investments in Voice Services and the impact of lower gross profit in Hotline Services driven by increased product costs and product mix.
Gross profit dollars for Data Services for Fiscal 2008 were $57,747, or 29.7% of revenues, compared to gross profit dollars for Fiscal 2007 of $55,598, or 30.5% of revenues. Gross profit dollars for Voice Services for Fiscal 2008 were $195,570, or 33.3% of revenues, compared to gross profit dollars for Fiscal 2007 of $209,268, or 34.2% of revenues. Gross profit dollars for Hotline Services for Fiscal 2008 were $113,303, or 48.1% of revenues, compared to gross profit dollars for Fiscal 2007 of $109,123, or 49.0% of revenues.
Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2008 were $275,309, a decrease of $15,046 compared to Selling, general & administrative expenses for Fiscal 2007 of $290,355. Selling, general & administrative expenses as a percent of revenue for Fiscal 2008 were 27.1% compared to 28.6% for Fiscal 2007. The decrease in Selling, general & administrative expense dollars and Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services and a decrease in stock-based compensation expense of $6,091 partially offset by increases in restructuring/integration costs of $6,457 and $1,524 of historical stock option granting practices investigation costs and expenses as a result of measures taken by the Company to address the application of Section 409A of the Code (“Section 409A”). See “Section 409A Remedial Measures and other potential Section 409A Payments” below.
Intangibles amortization
Intangibles amortization for Fiscal 2008 was $6,679, a decrease of $3,606 compared to Intangible amortization for Fiscal 2007 of $10,285. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by the finalization of purchase accounting and the addition of intangible assets from acquisitions completed subsequent to the fourth quarter of Fiscal 2007.
Operating income
Operating income for Fiscal 2008 was $84,632, or 8.3% of revenues, an increase of $11,283 compared to Operating income for Fiscal 2007 of $73,349, or 7.2% of revenues.
Interest expense, net
Net interest expense for Fiscal 2008 was $21,298, an increase of $2,891 compared to net interest expense for Fiscal 2007 of $18,407. The Company’s interest-rate swap contributed losses due to the change in fair value of $4,576 and $1,734 for Fiscal 2008 and Fiscal 2007, respectively. Excluding the effect of the interest-rate swap, net interest expense would have increased $49 from $16,673 to $16,722. The weighted average outstanding debt and weighted average interest-rate remained relatively consistent at $242,418 and 6.2%, respectively, for Fiscal 2008 compared to $253,159 and 6.2%, respectively, for Fiscal 2007.
Provision for income taxes
The tax provision for Fiscal 2008 was $24,298, an effective tax rate of 38.2%. This compares to the tax provision for Fiscal 2007 of $19,291, an effective tax rate of 35.1%. The tax rate for Fiscal 2008 was higher than Fiscal 2007 due to the expected write-off of deferred tax assets related to book stock-based compensation expense, changes in the overall mix of taxable income among worldwide offices, additional tax liabilities recorded for uncertain income tax positions as required under FIN 48 (as defined below) and the loss of the extraterritorial income deduction for federal income tax purposes. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for Fiscal 2008 was $39,233, or 3.9% of revenues, compared to Net income for Fiscal 2007 of $35,609, or 3.5% of revenues.

Fiscal 2007 Compared To Fiscal 2006
Total Revenues
Total revenues for Fiscal 2007 were $1,016,310, an increase of 41% compared to total revenues for Fiscal 2006 of $721,335. The Acquired Companies contributed incremental revenue of $367,211 and $52,427 for Fiscal 2007 and Fiscal 2006, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $7,956 in Fiscal 2007 relative to the U.S. dollar, total revenues would have decreased 4% from $668,908 to $641,143 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for Fiscal 2007 were $850,088, an increase of 51% compared to revenues for Fiscal 2006 of $564,700. The Acquired Companies contributed incremental revenue of $367,211 and $52,427 for Fiscal 2007 and Fiscal 2006, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $1,009 in Fiscal 2007 relative to the U.S. dollar, North American revenues would have decreased 6% from $512,273 to $481,868. The Company believes the decrease is due to the completion of several nonrecurring projects, offset in part by success in the Company’s DVH cross-selling initiatives.
Europe
Revenues in Europe for Fiscal 2007 were $129,278, an increase of 8% compared to revenues for Fiscal 2006 of $120,051. Excluding the positive exchange rate impact of $7,078 in Fiscal 2007 relative to the U.S. dollar, Europe revenues would have increased 2% from $120,051 to $122,200. The Company believes the increase is due to the success in the Company’s DVH cross-selling initiatives.
All Other
Revenues for All Other for Fiscal 2007 were $36,944, an increase of 1% compared to revenues for Fiscal 2006 of $36,584. Excluding the negative exchange rate impact of $131 in Fiscal 2007 relative to the U.S. dollar, All Other revenues would have increased 1% from $36,584 to $37,075.
Revenue by Service Type
Data Services
Revenues from Data Services for Fiscal 2007 were $182,129, a decrease of 7% compared to revenues for Fiscal 2006 of $196,585. Excluding the positive exchange rate impact of $3,351 in Fiscal 2007 relative to the U.S. dollar for its International Data Services, Data Service revenues would have decreased 9% from $196,585 to $178,778. The Company believes the decrease in Data Services revenues was due to the completion of several nonrecurring projects.
Voice Services
Revenues from Voice Services for Fiscal 2007 were $611,278, an increase of 97% compared to revenues for Fiscal 2006 of $310,804. The Acquired Companies contributed incremental revenue of $367,211 and $52,427 for Fiscal 2007 and Fiscal 2006, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 6% from $258,377 to $244,067. The Company believes that this decrease in Voice Services revenues is primarily due to the completion of several nonrecurring projects and planned post-merger client attrition from the acquisition of Norstan, Inc. in the fourth quarter of Fiscal 2005. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for Fiscal 2007 were $222,903, an increase of 4% compared to revenues for Fiscal 2006 of $213,946. Excluding the positive exchange rate impact of $4,587 in Fiscal 2007 relative to the U.S. dollar for its International Hotline Services, Hotline Service revenues would have increased 2% from $213,946 to $218,316. The Company believes this increase is primarily due to the success in the Company’s DVH cross-selling initiatives.

Gross profit
Gross profit dollars for Fiscal 2007 were $373,989, an increase of 32% compared to gross profit dollars for Fiscal 2006 of $282,350. The Company believes the increase in gross profit dollars was primarily due to the acquisition of the Acquired Companies. Gross profit as a percent of revenues for Fiscal 2007 was 36.8%, a decrease of 2.3% compared to gross profit as a percentage of revenues for Fiscal 2006 of 39.1%. The Company believes the percent decrease was due primarily to the impact of lower gross profit in Voice Services driven by the acquisition of NextiraOne, partially offset by certain non-cash or non-operating expenses incurred by the Company during Fiscal 2006, including $1,543 of inventory write-ups due to acquisitions and $3,588 for the Italian Operations Adjustment (discussed above) for which there were no comparable expenses for Fiscal 2007.
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
Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2007 were $290,355, an increase of $68,154 compared to Selling, general & administrative expenses for Fiscal 2006 of $222,201. The increase in Selling, general & administrative expense dollars over the prior year was due primarily to the Acquired Companies. Selling, general & administrative expense as a percent of revenue for Fiscal 2007 was 28.6% compared to 30.8% for Fiscal 2006. During Fiscal 2006, the Company incurred $3,477 for the Italian Operations Adjustment (discussed above) for which there was no comparable expense during Fiscal 2007. The remainder of the decrease in Selling, general & administrative expense as a percent of revenue was primarily due to lower Selling, general & administrative expense as a percent of revenues related to the Acquired Companies and decreases in restructuring/integration costs and non-cash stock-based compensation expense of $3,076 and $1,737, respectively, partially offset by an increase to non-cash/non-operating depreciation expense on asset write-ups due to acquisitions of $2,196.
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
Interest expense, net
Net interest expense for Fiscal 2007 was $18,407, an increase of $9,284 compared to net interest expense for Fiscal 2006 of $9,123. The Company’s interest-rate swap, consummated during Fiscal 2007, contributed a loss due to the change in fair value of $1,734 during Fiscal 2007 and had no impact on Fiscal 2006 results. Excluding the effect of the interest-rate swap, net interest expense would have increased $7,550 from $9,123 to $16,673. The increase in interest expense is due to an increase in the weighted average outstanding debt and weighted average interest-rate from approximately $155,898 and 5.1% for Fiscal 2006, respectively, to approximately $253,129 and 6.2% for Fiscal 2007, respectively. The increase in debt relates primarily to the acquisitions of NextiraOne and NUVT during the first quarter of Fiscal 2007.
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

Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities for Fiscal 2008 was $81,121. Significant factors contributing to the source of cash were: Net income of $39,233 inclusive of non-cash charges of $17,737 and $3,217 for Intangibles amortization and depreciation expense and Stock compensation expense, respectively, as well as $4,576 for Change in fair value of interest-rate swap, and decreases in Deferred taxes of $11,693, Inventories, net of $7,829, Prepaid and other current assets of $9,369, Accounts receivable, net of allowance for doubtful accounts of $4,852, and Costs/estimated earnings in excess of billings on uncompleted contracts of $2,959. Significant factors contributing to a use of cash were: decreases in accrued expenses and restructuring reserves of $10,973 and $6,860, respectively, and a decrease in Accounts payable of $5,363. Changes in the above accounts are based on an average Fiscal 2008 exchange rate.
Net cash provided by operating activities for Fiscal 2007 was $36,636. Significant factors contributing to the source of cash were: Net income of $35,609 inclusive of non-cash charges of $22,610, $9,308 and $1,734 for Intangibles amortization and depreciation expense, Stock compensation expense and Change in fair value of interest-rate swap, respectively; a decrease in other current assets of $6,126; a decrease in accounts receivable of $19,202 inclusive of a non-cash contract adjustment of $18,400; and an increase in Billings in excess of costs/estimated earnings on uncompleted contracts of $3,304. Significant factors contributing to a use of cash were: an increase in Costs/estimated earnings in excess of billings on uncompleted contracts and Inventories, net of $13,323 and $3,595, respectively; a decrease in the short and long-term restructuring reserve of $17,913; a decrease of deferred revenue of $19,369, inclusive of a non-cash contract adjustment of $18,400; and an offset of $5,269 related to accrued acquisition costs, which have not been recognized as Investing Activities at Fiscal 2007 year-end. Changes in the above accounts are based on an average Fiscal 2007 exchange rate.
Net cash provided by operating activities for Fiscal 2006 was $51,797. Significant factors contributing to a source of cash were: Net income of $30,770, inclusive of non-cash charges of $13,930 and $11,045 for Intangibles amortization and depreciation expense and Stock compensation expense, respectively; decreases in Accounts receivable, net and Costs/estimated earnings in excess of billings on uncompleted contracts of $9,369 and $3,573, respectively; and a decrease in Inventories, net consistent with efforts to increase inventory turns. Significant factors contributing to a use of cash were: a decrease in the short and long-term restructuring reserve of $5,948; a decrease of Deferred revenue and Billings in excess of costs/estimated earnings on uncompleted contracts of $3,267; and an offset of $5,825 related to accrued acquisition costs, which have not been recognized as Investing Activities at Fiscal 2006 year-end. Changes in the above accounts are based on an average Fiscal 2006 exchange rate.
As of March 31, 2008, 2007, and 2006, the Company had Cash and cash equivalents of $26,652, $17,157 and $11,207, respectively, working capital of $134,031, $117,059 and $99,669, respectively, and a current ratio of 1.63, 1.52 and 1.76, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during Fiscal 2008 was $20,281. Significant factors contributing to a use of cash were: $3,241 for Capital expenditures, $13,713 to acquire B&C and AT&T’s southeast NEC TDM business and $3,432 for holdbacks and contingent fee payments related to prior period acquisitions. See Note 9 of the Notes to the Consolidated Financial Statements for additional details regarding these acquisitions.
Net cash used by investing activities during Fiscal 2007 was $134,909. Significant factors contributing to a use of cash were: $5,886 for Capital expenditures and $127,716 to acquire NextiraOne, NUVT, NTI and ADS. See Note 9 of the Notes to the Consolidated Financial Statements for additional details regarding these acquisitions.
Net cash used by investing activities during Fiscal 2006 was $43,730. Significant factors contributing to a use of cash were: $4,115 for Capital expenditures and $40,682 to acquire TSM, GTC, BCI, Universal, C=WIN and CSG. See Note 9 of the Notes to the Consolidated Financial Statements for additional details regarding these acquisitions.
Financing Activities
Net cash used by financing activities during Fiscal 2008 was $48,160. Significant factors contributing to the cash outflow were $43,280 of net payments on long-term debt, $6,062 for the repurchase of common stock and $4,225 for the payment of dividends. Significant factors contributing to the cash inflow were $5,878 of proceeds from the exercise of stock options.

Net cash provided by financing activities during Fiscal 2007 was $104,703. Significant factors contributing to the cash inflow were $114,175 of net borrowings on long-term debt and $14,970 of proceeds from the exercise of stock options. Significant uses of cash were $20,209 for the repurchase of common stock and $4,203 for the payment of dividends.
Net cash used in financing activities during Fiscal 2006 was $7,978. Significant factors contributing to the cash outflow were $26,107 in long-term debt payments and $4,094 for the payment of dividends. Significant factors contributing to the cash inflow was $23,320 from the exercise of stock options.
Total Debt
Revolving Credit Agreement - On March 28, 2006, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement was scheduled to expire on March 28, 2011. Borrowings under the Credit Agreement were permitted up to a maximum amount of $310,000, which included up to $15,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement could have been increased by the Company up to an additional $90,000 with the approval of the lenders and could have been unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrued, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement required the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios.
On January 30, 2008, the Company entered into the New Credit Agreement. The New Credit Agreement, which replaces the Credit Agreement, expires on January 30, 2013. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed charge coverage ratios. As of March 31, 2008, the Company was in compliance with all financial covenants under the New Credit Agreement.
As of March 31, 2008, the Company had total debt outstanding of $197,293. Total debt was comprised of $194,470 outstanding under the New Credit Agreement, $2,261 of obligations under capital leases and $562 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the New Credit Agreement, the weighted average balance outstanding under the New Credit Agreement and the weighted average interest-rate on all outstanding debt for Fiscal 2008 was $270,825, $242,418 and 6.2%, respectively, compared to $284,470, $253,129 and 6.2% and $173,535, $155,898 and 5.1%, for Fiscal 2007 and Fiscal 2006, respectively.
For Fiscal 2008, the Company decreased net borrowings under the New Credit Agreement / Credit Agreement by $42,245. For Fiscal 2007, the Company increased net borrowings under the Credit Agreement by $115,412, the proceeds of which were used to fund the acquisitions of NextiraOne, NUVT, NTI and ADS and to repurchase common stock.
Dividends
Fiscal 2008 - During each quarter in Fiscal 2008, the Board declared cash dividends of $0.06 ($0.24 for Fiscal 2008) per share on all outstanding shares of the common stock at the close of business on June 29, 2007, September 28, 2007, December 28, 2007 and March 31, 2008. The dividends totaled $4,224 (including $1,050 for the fourth quarter of Fiscal 2008) and were paid on July 13, 2007, October 12, 2007, January 11, 2008 and April 14, 2008.
Fiscal 2007 - During each quarter in Fiscal 2007, the Board declared cash dividends of $0.06 ($0.24 for Fiscal 2007) per share on all outstanding shares of the common stock at the close of business on June 30, 2006, September 29, 2006, December 29, 2006 and March 30, 2007. The dividends totaled $4,200 (including $1,052 for the fourth quarter of Fiscal 2007) and were paid on July 14, 2006, October 13, 2006, January 15, 2007 and April 16, 2007.

Fiscal 2006 - During each quarter in Fiscal 2006, the Board declared cash dividends of $0.06 ($0.24 for Fiscal 2006) per share on all outstanding shares of the common stock at the close of business on June 30, 2005, September 30, 2005, December 30, 2005 and March 31, 2006. The dividends totaled $4,137 (including $1,055 for the fourth quarter of Fiscal 2006) and were paid on July 15, 2005, October 14, 2005, January 13, 2006 and April 14, 2006.
While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company. Under the New Credit Agreement, the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the New Credit Agreement) occurs or is continuing.
Repurchase of Common Stock
Fiscal 2008 - During Fiscal 2008, the Company repurchased 190,084 shares of common stock for an aggregate purchase price of $6,062, or an average purchase price per share of $31.89.
Fiscal 2007 - During Fiscal 2007, the Company repurchased 500,712 shares of common stock for an aggregate purchase price of $20,209, or an average purchase price per share of $40.36.
Fiscal 2006 - During Fiscal 2006, the Company repurchased 565 shares of common stock for an aggregate purchase price of $27, or an average purchase price per share of $47.45.
Since the inception of the repurchase program in April 1999 through March 31, 2008, the Company has repurchased 7,626,195 shares for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of March 31, 2008, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Company’s New Credit Agreement, the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the New Credit Agreement) occurs or is continuing, and may not repurchase its common stock if the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would exceed 2.75 to 1.0 or if the availability to borrow under the New Credit Facility would be less than $20 million.
Potential Tax Payments
In connection with the independent review by the Audit Committee of the Company’s historical stock option granting practices (See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters), the Company determined that a number of officers may have exercised options for which the application of Section 162(m) of the Code may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which was recorded as an expense during prior periods and is currently recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
Section 409A Remedial Measures and Other Potential Section 409A Payments
Following the completion of the Audit Committee’s independent review of the Company’s historical stock option granting practices, the Company determined that certain stock option grants which were originally issued with exercise prices that were below fair market value for income tax purposes, which vested or may vest after December 31, 2004 and which remained outstanding (i.e., unexercised) as of December 31, 2005, were subject to adverse income taxation under Section 409A. For purposes of this Form 10-K, these below-fair market value stock option grants are referred to as “Affected Stock Option Grants.” Under Section 409A, individuals who hold Affected Stock Option Grants may be subject to a 20% federal income tax and an interest penalty tax in addition to the regular income tax liability plus interest on the value of these stock option grants at the time of vesting (not exercise).

During the third quarter of Fiscal 2008, the Company conducted a tender offer to current non-officer employees subject to taxation in the United States who held Affected Stock Option Grants that afforded those employees the opportunity to avoid unfavorable tax consequences under Section 409A. The provisions of the tender offer amended each Affected Stock Option Grant to increase the original exercise price to the lower of: (i) the fair market value of the common stock on the corrected measurement date (as determined for tax purposes) or (ii) the fair market value of the common stock on the trading day immediately following the expiration of the tender offer (December 19, 2007), provided that the new exercise price was in no event lower than the original exercise price of the stock option grant. Additionally, and as part of the tender offer, the Company offered current non-officer employees the right to receive a cash payment equal to the increase, if any, in the exercise price of any Affected Stock Option Grant.
In instances where the original exercise price of a stock option grant was less than the new exercise price (as determined above), the Company increased the original exercise price to the new exercise price (an “Amended Stock Option Grant”) and paid a cash bonus to the employee. The total cash bonus due to employees was $456 which was paid during January 2008. The Company accounted for the impact of the Amended Stock Option Grant as a stock option modification under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). As a result of the modification and the partial cash settlement, the Company recognized $250 of additional stock-based compensation expense due to the increase in the fair market value of these stock option grants that is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
In instances where the current exercise price of a stock option grant was greater than the new exercise price, the original stock option grant was canceled and immediately replaced with a new stock option grant under the 1992 Stock Option Plan, as amended (the “Employee Plan”) that has the same terms as the canceled stock option grant, including the same exercise price per share and no loss of vesting or change to the expiration date of the stock option grant term, but with a new grant date (a “Cancellation and New Stock Option Grant”). Each Cancellation and New Stock Option Grant qualifies as a “cancellation of an award accompanied by the concurrent grant of a replacement award,” as defined in SFAS 123(R), which is accounted for as a modification. Under SFAS 123(R), incremental compensation cost is measured as the excess, if any, of the fair market value of the modified award over the fair market value of the original award immediately before its terms are modified. With respect to the Cancellation and New Stock Option Grants, there were no changes to any of the terms of the original Affected Stock Option Grants. Thus, the Company recorded $0 of non-cash stock-based compensation expense for these grants.
During the fourth quarter of Fiscal 2008, the Board approved a separate offer (the “Separate Offer”) for R. Terry Blakemore, a director and the current President and Chief Executive Officer (“CEO”) of the Company, that was intended to remedy the tax consequences under Section 409A attributable to Affected Stock Option Grants to purchase 60,000 shares of common stock held by Mr. Blakemore. These Affected Stock Option Grants were awarded prior to Mr. Blakemore becoming an Executive Officer of the Company. The provisions of the Separate Offer were identical to the tender offer for current non-officer employees described above. The fair market value of the common stock on the trading day immediately following the expiration of the Separate Offer was lower than the original exercise price of these Affected Stock Option Grants and, as a result, the original Affected Stock Option Grants were canceled and immediately replaced with new stock option grants under the Employee Plan that had the same terms as the canceled stock option grants (the “Separate Offer Cancellation and New Stock Option Grants”). Consistent with our accounting treatment for the Cancellation and New Stock Option Grants noted above, the Company accounted for the Separate Offer Cancellation and New Stock Option Grants as modifications under SFAS 123(R). With respect to the Separate Offer Cancellation and New Stock Option Grants, there were no changes to any of the terms of Mr. Blakemore’s original Affected Stock Option Grants. Thus, the Company recorded $0 of non-cash stock-based compensation expense for these grants.
With respect to certain employees who exercised Affected Stock Options Grants during calendar year 2007, the Company made a bonus payment (“Calendar 2007 bonus payment”) to such employees in calendar year 2008 in an aggregate amount of $313. The Calendar 2007 bonus payment includes amounts to compensate the employee for the additional Section 409A taxes that they will be required to pay as well as an amount to gross-up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2007 bonus payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
With respect to certain employees who exercised Affected Stock Options Grants during calendar year 2006, the Company intends to submit a cash payment (“Calendar 2006 cash payment”) directly to the IRS in an aggregate amount of $726. The Calendar 2006 cash payment includes any applicable Section 409A additional taxes as well as an amount to gross up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2006 cash payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income and in Accrued compensation and benefits within the Company’s Consolidated Balance Sheets as of and for the period ending March 31, 2008.

Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007 and Fiscal 2008, and expects to continue to incur additional expenses during Fiscal 2009, in relation to (i) the Audit Committee’s review of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the previously-disclosed derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of March 31, 2008, the total amount of such fees is approximately $6,021, of which $4,065 has been paid by the insurance company. The insurance policy limit under which such payments have been made is $5,000. The Company expensed $1,221 and $542 in Fiscal 2008 and Fiscal 2007, respectively. The amount of expenses that the Company could incur in the future with respect to these matters that are not covered by insurance could be material.
Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including debt agreements, operating and capital lease obligations and discounted lease rental commitments.
The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2008. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2008:

	Payments Due by Period
	Less than 1			More than
	year	1-3 years	3-5 years	5 years	Total

Long-term debt obligations	$—	$—	$194,470	$—	$194,470
Interest expense on long-term debt	8,971	17,943	16,443	—	43,357
Capital lease obligations	872	1,148	241	—	2,261
Operating lease obligations	24,020	26,354	9,652	2,860	62,886

Total contractual obligations	$33,863	$45,445	$220,806	$2,860	$302,974

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding under the credit facility and the weighted average interest-rate in effect as of March 31, 2008.
As of March 31, 2008, the Company had commercial commitments of $5,234, which are generally due within the next twelve months.
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
Legal Proceedings
Please also see the matters discussed in Part I, Item 3, Legal Proceedings, of this Form 10-K, which information is incorporated herein by reference.
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
Allowance for doubtful accounts receivable
The Company records an allowance for doubtful accounts receivable as an offset to accounts receivable in order to present a net balance the Company believes will be collected. This allowance is based on both recent trends of certain accounts receivable (“specific reserve”) estimated to be a greater credit risk as well as general trends of the entire accounts receivable pool (“general reserve”). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. If the estimate of uncollectible accounts receivable should prove inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

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
Deferred Income Taxes
The Company records deferred income tax assets and liabilities in its Consolidated Balance Sheets related to events that impact the Company’s financial statements and tax returns in different periods. Deferred tax asset and liability balances are computed by identifying differences between the book basis and tax basis of assets and liabilities (“temporary differences”) which are multiplied by the current tax rate. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. If the Company’s estimate of the realizable deferred tax assets should prove inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the deferred tax asset allowance.
Long-Lived Assets other than Goodwill
The Company reviews long-lived assets, including property, plant, equipment and indefinite/definite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairments of long-lived assets have been identified during any of the periods presented.
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
Revenue Recognition
Within the Company’s Hotline Services service type, revenues are recognized when title to products sold passes to the customer, which generally occurs upon shipment from the Company’s location.
Within the Company’s Data Services and Voice Services service types, revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services when the services are provided. Service contracts are generally pre-billed, recorded in Deferred revenue within the Company’s Consolidated Balance Sheets and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Impact of Recently Issued Accounting Pronouncements
Stock-Based Compensation
In December, 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123(R) and, on April 1, 2006, the Company adopted the provisions of SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense related to stock options was required to be recognized if the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock on the measurement date. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method which requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods were not retroactively adjusted to reflect, and do not include, the impact of SFAS 123(R). However, the modified prospective transition method does require the Company to provide pro-forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. See Note 13 of the Notes to the Consolidated Financial Statements.
Tax Effects of Share-Based Payment Awards
On November 10, 2005, the FASB issued Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company elected this transition method for calculating tax effects of share-based payment awards.
Uncertainty in Income Taxes
In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company adopted FIN 48 on April 1, 2007. The adoption of FIN 48 resulted in a decrease to beginning retained earnings of $5,110 representing the cumulative effect adjustment. See Note 2 and Note 12 of the Notes to the Consolidated Financial Statements.
Fair Value Measurements
In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on April 1, 2008. In February, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of the adoption of SFAS 157 on its consolidated financial statements.
Defined Benefit Pension and Other Postretirement Plans
On April 30, 2006, the Company acquired NextiraOne, which is a sponsor of a non-contributory defined benefit plan (the “CWA Plan”) for the Communication Workers of America Local 1109 (“CWA 1109”). Benefits from the CWA Plan are based upon years of service and rates negotiated by the Company and CWA 1109. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.
In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) that would amend SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans and to recognize the change in funded status in the period the change occurs through comprehensive income. The Company adopted SFAS 158 as of March 31, 2007.

Fiscal 2007 financial impact: The adoption of SFAS 158 had no impact on the Company’s Consolidated Statements of Income on the date of adoption. However, the Company did record, as of March 31, 2007, a liability of $3,452 representing the unfunded portion of the CWA Plan included in Other liabilities within the Company’s Consolidated Balance Sheets and an unrecognized gain of $2,717 ($1,670 net of tax) included in Accumulated other comprehensive income (“AOCI”) within the Company’s Consolidated Balance Sheets.
Fiscal 2008 financial impact: As of March 31, 2008, the unfunded portion of the CWA Plan was $5,909 and is included in Other liabilities within the Company’s Consolidated Balance Sheets. The Company recorded an unrecognized loss of $3,488 ($2,135 net of tax) included in AOCI within the Company’s Consolidated Balance Sheets and Comprehensive income due primarily to a decrease in value for the CWA Plan assets. The Company made contributions of $1,000 to the CWA Plan during Fiscal 2008.
Fair Value Option for Financial Assets and Financial Liabilities
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company did not elect the fair value option on April 1, 2008.
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
Business Combinations
In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) requires, among other things, that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for the Company as of April 1, 2009. The Company is evaluating the impact of the adoption of SFAS 141(R) on its consolidated financial statements.
Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The provisions of SFAS 160 are effective for the Company as of April 1, 2009. The Company believes the adoption of SFAS 160 will not have a material impact on the Company’s consolidated financial statements.
Derivative Disclosures
In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning on April 1, 2009. The Company is evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.

Cautionary Forward Looking Statements
When included in this Form 10-K or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the final outcome of the review of the Company’s stock option granting practices, including the related SEC investigation, shareholder derivative lawsuit, tax matters and insurance/indemnification matters, and the impact of any actions that may be required or taken as a result of such review, SEC investigation, shareholder derivative lawsuit, tax matters or insurance/indemnification matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, including the NextiraOne business, the timing and costs of restructuring programs, successful marketing of DVH services, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of March 31, 2008, the Company had total long-term obligations of $194,470 under the New Credit Agreement. Of the outstanding debt, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement during Fiscal 2007 and $94,470 was in variable rate obligations. As of March 31, 2008, an instantaneous 100 basis point increase in the interest-rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal year by $932 ($576 net of tax) assuming the Company employed no intervention strategies.
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
On July 26, 2006, the Company entered into an interest-rate swap which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest-rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Income.

Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency forward contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in AOCI until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from AOCI to the Company’s Consolidated Statements of Income. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from AOCI to the Company’s Consolidated Statements of Income.
As of March 31, 2008, the Company had open foreign exchange contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.1181 to 1.1612 Australian dollar, 0.9989 to 1.0175 Canadian dollar, 4.7970 to 5.0120 Danish krone, 0.6311 to 0.7407 Euro, 11.0853 to 11.1098 Mexican peso, 5.3190 to 5.6718 Norwegian kroner, 0.4899 to 0.5126 Pounds sterling, 6.0760 to 6.5508 Swedish krona, 1.0178 to 1.1930 Swiss franc and 105.47 to 110.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of approximately $64,166, have a fair value of $67,345 and will expire within twelve months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania
We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. In connection with our audits of the financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation as of March 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As disclosed in the consolidated financial statements, effective April 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.” In addition, effective April 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Box Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 27, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Chicago, Illinois
May 27, 2008

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
In thousands, except per share amounts	2008	2007	2006

Revenues
Hotline products	$235,314	$222,903	$213,946
On-Site services	781,428	793,407	507,389

Total	1,016,742	1,016,310	721,335

Cost of sales
Hotline products	122,011	113,780	108,220
On-Site services	528,111	528,541	330,765

Total	650,122	642,321	438,985

Gross profit	366,620	373,989	282,350

Selling, general & administrative expenses	275,309	290,355	222,201
Intangibles amortization	6,679	10,285	4,999

Operating income	84,632	73,349	55,150

Interest expense (income), net	21,298	18,407	9,123
Other expenses (income), net	(197)	42	36

Income before provision for income taxes	63,531	54,900	45,991

Provision for income taxes	24,298	19,291	15,221

Net income	$39,233	$35,609	$30,770

Earnings per common share
Basic	$2.23	$2.03	$1.79

Diluted	$2.22	$2.00	$1.75

Weighted average common shares outstanding
Basic	17,605	17,512	17,164

Diluted	17,653	17,808	17,544

Dividends per share	$0.24	$0.24	$0.24

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2008	2007

Assets
Cash and cash equivalents	$26,652	$17,157
Accounts receivable, net of allowance for doubtful accounts of $12,612 and $14,253	162,289	161,733
Inventories, net	67,537	72,807
Costs/estimated earnings in excess of billings on uncompleted contracts	58,611	61,001
Prepaid and other current assets	31,529	31,057

Total current assets	346,618	343,755

Property, plant and equipment, net	32,822	39,051
Goodwill	586,856	568,647
Intangibles:
Customer relationships, net	67,331	68,016
Other intangibles, net	32,524	33,258
Other assets	7,700	37,364

Total assets	$1,073,851	$1,090,091

Liabilities
Accounts payable	$71,670	$74,727
Accrued compensation and benefits	22,654	21,811
Deferred revenue	37,467	35,630
Billings in excess of costs/estimated earnings on uncompleted contracts	19,946	19,027
Income taxes	13,810	13,430
Other liabilities	47,040	62,071

Total current liabilities	212,587	226,696

Long-term debt	195,904	238,194
Other liabilities	25,086	25,505

Total liabilities	433,577	490,395

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 17,516 and 17,527 shares issued and outstanding	25	25
Additional paid-in capital	443,380	441,283
Retained earnings	479,921	450,022
Accumulated other comprehensive income	40,043	25,399
Treasury stock, at cost 7,626 and 7,436 shares	(323,095)	(317,033)

Total stockholders’ equity	640,274	599,696

Total liabilities and stockholders’ equity	$1,073,851	$1,090,091

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock				Accumulated Other
					Comprehensive Income
					Foreign
			Additional		Currency		Defined
		($.001	Paid-in	Treasury	Trans-	Derivative	Benefit	Retained
In thousands	Shares	par)	Capital	Stock	lation	Instruments	Pension	Earnings	Total

Balance at March 31, 2005	23,775	$ 24	$383,529	$ (296,797)	$ 22,405	$ 147	$ —	$ 391,980	$ 501,288
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	30,770	30,770
Foreign currency translation adjustment	—	—	—	—	(10,511)	—	—	—	(10,511)
Net change in fair value of cash flow hedging instruments	—	—	—	—	—	1,142	—	—	1,142
Amounts reclassified into results of operations	—	—	—	—	—	(147)	—	—	(147)

Comprehensive income:									21,254
Stock compensation expense	—	—	11,045	—	—	—	—	—	11,045
Dividends declared	—	—	—	—	—	—	—	(4,137)	(4,137)
Repurchases of common stock	—	—	—	(27)	—	—	—	—	(27)
Exercise of options, net of tax	753	1	23,320	—	—	—	—	—	23,321
Tax impact from stock options	—	—	247	—	—	—	—	—	247

Balance at March 31, 2006	24,528	$ 25	$ 418,141	$ (296,824)	$ 11,894	$ 1,142	$ —	$ 418,613	$ 552,991
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	35,609	35,609
Foreign currency translation adjustment	—	—	—	—	11,458	—	—	—	11,458
Net change in fair value of cash flow hedging instruments (net of tax)	—	—	—	—	—	(111)	—	—	(111)
Amounts reclassified into results of operations	—	—	—	—	—	(654)	—	—	(654)

Comprehensive income:									46,302
Adjustment to initially apply SFAS No. 158 (net of tax)	—	—	—	—	—	—	1,670	—	1,670
Stock compensation expense	—	—	9,308	—	—	—	—	—	9,308
Dividends declared	—	—	—	—	—	—	—	(4,200)	(4,200)
Repurchases of common stock	—	—	—	(20,209)	—	—	—	—	(20,209)
Exercise of options, net of tax	435	—	14,970	—	—	—	—	—	14,970
Tax impact from stock options	—	—	(1,136)	—	—	—	—	—	(1,136)

Balance at March 31, 2007	24,963	$ 25	$ 441,283	$ (317,033)	$ 23,352	$ 377	$ 1,670	$ 450,022	$ 599,696
Cumulative effect related to adoption of FIN 48								(5,110)	(5,110)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	39,233	39,233
Foreign currency translation adjustment	—	—	—	—	17,231	—	—	—	17,231
Pension:
Unrealized gain (loss)	—	—	—	—	—	—	(2,135)	—	(2,135)
Amounts reclassified into results of operations	—	—	—	—	—	—	(9)	—	(9)
Derivative Instruments:
Net change in fair value of cash flow hedging instruments (net of tax)	—	—	—	—	—	(262)	—	—	(262)
Amounts reclassified into results of operations	—	—	—	—	—	(181)	—	—	(181)

Comprehensive income:									53,877
Stock compensation expense	—	—	3,217	—	—	—	—	—	3,217
Dividends declared	—	—	—	—	—	—	—	(4,224)	(4,224)
Repurchases of common stock	—	—	—	(6,062)	—	—	—	—	(6,062)
Exercise of options, net of tax	179	—	5,878	—	—	—	—	—	5,878
Tax impact from stock options	—	—	(6,792)	—	—	—	—	—	(6,792)
Other	—	—	(206)	—	—	—	—	—	(206)

Balance at March 31, 2008	25,142	$ 25	$ 443,380	$ (323,095)	$ 40,583	$ (66)	$ (474)	$ 479,921	$ 640,274

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2008	2007	2006

Operating Activities
Net income	$39,233	$35,609	$30,770
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	17,737	22,610	13,930
Loss on sale of property	462	—	—
Deferred taxes	4,901	(1,266)	(1,222)
Tax impact from stock options	6,792	1,136	(247)
Stock compensation expense	3,217	9,308	11,045
Change in fair value of interest-rate swap	4,576	1,734	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	4,852	19,202	9,369
Inventories, net	7,829	(3,595)	5,000
All other current assets excluding deferred tax asset	12,328	3,349	2,799
Liabilities exclusive of long-term debt	(20,806)	(51,451)	(19,647)

Net cash provided by (used for) operating activities	$81,121	$36,636	$51,797

Investing Activities
Capital expenditures	$(3,241)	$(5,886)	$(4,115)
Capital disposals	105	1,017	1,445
Acquisition of businesses (payments)/recoveries	(13,713)	(127,716)	(40,682)
Prior merger-related (payments)/recoveries	(3,432)	(2,324)	(378)

Net cash provided by (used for) investing activities	$(20,281)	$(134,909)	$(43,730)

Financing Activities
Proceeds from borrowings	$196,750	$354,254	$192,882
Repayment of borrowings	(240,030)	(240,079)	(218,989)
Deferred financing costs	(471)	—	(180)
Repayment on discounted lease rentals	—	(30)	(890)
Proceeds from exercise of options	5,878	14,970	23,320
Payment of dividends	(4,225)	(4,203)	(4,094)
Purchase of Treasury stock	(6,062)	(20,209)	(27)

Net cash provided by (used for) financing activities	$(48,160)	$104,703	$(7,978)

Foreign currency exchange impact on cash	$(3,185)	$(480)	$(474)

Increase / (decrease) in cash and cash equivalents	$9,495	$5,950	$(385)
Cash and cash equivalents at beginning of period	$17,157	$11,207	$11,592

Cash and cash equivalents at end of period	$26,652	$17,157	$11,207

Supplemental Cash Flow:
Cash paid for interest	$17,141	$15,333	$8,336
Cash paid for income taxes	11,041	16,877	17,223
Non-cash financing activities:
Dividends payable	1,050	1,052	1,055
Capital leases	863	915	1,214

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Basis of Presentation
Black Box Corporation (“Black Box,” “we,” the “Company” or “our”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. With more than 3,000 professional technical experts and 187 offices (as of March 31, 2008), Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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

Depreciation is computed using the straight-line method based on the estimated useful lives of 30 to 40 years for buildings and improvements and 3 to 5 years for machinery and equipment. Leasehold improvements are depreciated over their lease terms, or useful lives, if shorter. The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairment of property, plant and equipment has been identified during any of the periods presented.
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
Intangible Assets
Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years for non-compete agreements, one year for backlog and 8 to 20 years for customer relationships. Indefinite-lived intangible assets not subject to amortization consist solely of the Company’s trademark portfolio also obtained through acquisitions. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairments of intangible assets have been identified during any of the periods presented.
Derivative Instruments and Hedging Activities
Foreign Currency Forward Contract
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency forward contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency forward contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in Accumulated other comprehensive income (“AOCI”) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from AOCI to the Company’s Consolidated Statements of Income. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from AOCI to the Company’s Consolidated Statements of Income.
Interest-rate Swap
To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. The Company’s goal is to manage interest-rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest-rates. The Company’s interest-rate swap does not meet the requirements for hedge accounting and is marked to market through Interest expense (income) within the Company’s Consolidated Statement of Income.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries, except those subsidiaries in Brazil and Mexico, are recorded in the local currency, which is the functional currency. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the year-end date. Revenues and expenses are translated at the average monthly exchange rates. Adjustments resulting from these translations are recorded in AOCI within the Company’s Consolidated Balance Sheets and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are recorded in Other expenses (income) within the Company’s Consolidated Statements of Income. The U.S. dollar is the functional currency for those subsidiaries located in Brazil and Mexico.

Revenue
Within the Company’s Hotline Services service type, revenues are recognized when title to products sold passes to the customer, which generally occurs upon shipment from the Company’s location.
Within the Company’s Data Services and Voice Services service types, revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services when the services are provided. Service contracts are generally pre-billed, recorded in Deferred revenue within the Company’s Consolidated Balance Sheets and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.
Sales returns - At the time of sale, an estimate for sales returns is recorded based on historical experience.
Warranties - Estimated future warranty costs related to certain products are charged to operations in the period the related revenue is recognized based on historical experience.
Shipping and handling fees and costs - All fees billed to clients for shipping and handling are classified as a component of Net Revenues. All costs associated with shipping and handling are classified as a component of Cost of sales.
Sales tax and other tax presentation - Sales taxes and other taxes are collected from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in net sales and operating revenues or cost of sales.
Stock-Based Compensation
On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards to employees and directors based on estimated fair values. The estimated fair value is recognized in the Company’s financial statements on a straight-line basis over the vesting period of the award. Upon adoption of SFAS 123(R), the Company began using the Black-Scholes option pricing model as the method of valuation for the Company’s stock options. The model requires the use of various assumptions which are summarized as follows:
Expected volatility: The Company estimates the volatility of its common stock, par value $.001 per share (the “common stock”), at the date of grant based on the historical volatility of its common stock.
Dividend yield: The Company estimates the dividend yield assumption based on the Company’s historical and projected dividend payouts.
Risk-free interest-rate: The Company derives its risk-free interest-rate on the observed interest-rates appropriate for the term of the Company’s employee stock options.
Annual forfeiture rate and expected holding period: The Company estimates the annual forfeiture rate and expected holding period based on historical experience.
Amortization period: The Company recognizes the fair value of awards into expense over the requisite service periods associated with the award.
Marketing and Advertising Expenses
Catalogs and other direct marketing pieces are capitalized and amortized over their expected period of future benefit ranging from 1 to 2 years, which is recorded in Prepaid and other current assets within the Company’s Consolidated Balance Sheets. All other advertising costs are expensed as incurred.
Advertising expense was $9,320, $9,120 and $9,414 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Income.

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
Earnings per common Share
Basic earnings per common share (“basic EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share (“diluted EPS”) is computed similarly to that of basic EPS, except that the weighted-average number of common shares outstanding during the period is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.
Fair Value of Financial Instruments
The carrying amount of certain of the Company’s financial instruments, including Accounts receivable, Accounts payable and Long-term debt, approximates fair value due to the relatively short maturity of such instruments. The carrying amounts of the Company’s derivative financial instruments are recorded at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
Recent Accounting Pronouncements
Stock-Based Compensation
In December, 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123(R) and, on April 1, 2006, the Company adopted the provisions of SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the intrinsic value method, no stock-based compensation expense related to stock options was required to be recognized if the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock on the measurement date. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method which requires compensation cost to be recognized for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods were not retroactively adjusted to reflect, and do not include, the impact of SFAS 123(R). However, the modified prospective transition method does require the Company to provide pro-forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. See Note 13.
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
Uncertainty in Income Taxes
In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company adopted FIN 48 on April 1, 2007. The adoption of FIN 48 resulted in a decrease to beginning retained earnings of $5,110 representing the cumulative effect adjustment. See “Significant Accounting Policies” within this Note 2 and Note 12 for further reference.

Fair Value Measurements
In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on April 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of the adoption of SFAS 157 on its consolidated financial statements.
Defined Benefit Pension and Other Postretirement Plans
On April 30, 2006, the Company acquired the USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”), which is a sponsor of a non-contributory defined benefit plan (the “CWA Plan”) for the Communication Workers of America Local 1109 (“CWA 1109”). Benefits from the CWA Plan are based upon years of service and rates negotiated by the Company and CWA 1109. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.
In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) that would amend SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans and to recognize the change in funded status in the period the change occurs through comprehensive income. The Company adopted SFAS 158 as of March 31, 2007.
Fiscal 2007 financial impact: The adoption of SFAS 158 had no impact on the Company’s Consolidated Statements of Income on the date of adoption. However, the Company did record, as of March 31, 2007, a liability of $3,452 representing the unfunded portion of the CWA Plan included in Other liabilities within the Company’s Consolidated Balance Sheets and an unrecognized gain of $2,717 ($1,670 net of tax) included in AOCI within the Company’s Consolidated Balance Sheets.
Fiscal 2008 financial impact: As of March 31, 2008, the unfunded portion of the CWA Plan was $5,909 and is included in Other liabilities within the Company’s Consolidated Balance Sheets. The Company recorded an unrecognized loss of $3,488 ($2,135 net of tax) included in AOCI within the Company’s Consolidated Balance Sheets and Comprehensive income due primarily to a decrease in value for the CWA Plan assets. The Company made contributions of $1,000 during Fiscal 2008.
Fair Value Option for Financial Assets and Financial Liabilities
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of April 1, 2008. If the fair value option is elected, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company did not elect the fair value option on April 1, 2008.
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

Business Combinations
In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) requires, among other things, that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for the Company as of April 1, 2009. The Company is evaluating the impact of the adoption of SFAS 141(R) on its consolidated financial statements.
Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The provisions of SFAS 160 are effective for the Company as of April 1, 2009. The Company believes the adoption of SFAS 160 will not have a material impact on the Company’s consolidated financial statements.
Derivative Disclosures
In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning on April 1, 2009. The Company is evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.
Note 3: Inventories
The Company’s inventories consist of the following:

	March 31,
	2008	2007

Raw materials	$1,736	$1,774
Finished goods	86,174	93,794

Subtotal	87,910	95,568
Excess and obsolete inventory reserves	(20,373)	(22,761)

Inventory, net	$67,537	$72,807

Note 4: Property, Plant and Equipment
The Company’s property, plant and equipment consist of the following:

	March 31,
	2008	2007

Land	$2,396	$2,369
Building and improvements	28,105	27,537
Machinery	71,876	69,525

Subtotal	102,377	99,431
Accumulated depreciation	(69,555)	(60,380)

Property, plant and equipment, net	$32,822	$39,051

Depreciation expense was $11,058, $12,325 and $8,931 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

Note 5: Goodwill
The following table summarizes changes to goodwill at the Company’s reporting units during Fiscal 2008 and Fiscal 2007.

	North America	Europe	All Other	Total

Balance as of March 31, 2006	$400,998	$65,684	$2,042	$468,724
Currency translation	10	7,381	78	7,469
Current period acquisitions (Note 9)	95,911	—	—	95,911
Prior period acquisitions	(3,544)	—	—	(3,544)
Other	87	—	—	87

Balance as of March 31, 2007	$493,462	$73,065	$2,120	$568,647
Currency translation	(10)	8,957	147	9,094
Current period acquisitions (Note 9)	6,995	—	—	6,995
Prior period acquisitions	2,070	—	50	2,120

Balance as of March 31, 2008	$502,517	$82,022	$2,317	$586,856

Note 6: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	March 31,
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$9,776	$4,991	$4,785	$7,963	$3,414	$4,549
Customer relationships	75,526	8,195	67,331	71,989	3,973	68,016
Acquired backlog	10,862	10,862	—	10,783	9,813	970

Total	$96,164	$24,048	$72,116	$90,735	$17,200	$73,535

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$132,156	$32,301	$99,855	$126,727	$25,453	$101,274

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio obtained through business acquisitions. The Company’s definite-lived intangible assets are comprised of employee non-compete contracts, backlog and customer relationships also obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets during the period:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2006	$27,739	$3,044	$24,657	$55,440
Amortization expense	—	(7,309)	(2,976)	(10,285)
Currency translation	—	52	—	52
Current period acquisitions (Note 9)	—	8,977	39,931	48,908
Prior period acquisitions	—	755	6,404	7,159

Balance at March 31, 2007	$27,739	$5,519	$68,016	$101,274
Amortization expense	—	(2,457)	(4,222)	(6,679)
Currency translation	—	42	—	42
Current period acquisitions (Note 9)	—	795	6,588	7,383
Prior period acquisitions	—	886	(3,051)	(2,165)

Balance at March 31, 2008	$27,739	$4,785	$67,331	$99,855

Intangible asset amortization expense was $6,679, $10,285 and $4,999 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2008 and Fiscal 2007 (see Note 9). Intangibles amortization for Fiscal 2008 acquisitions is based on preliminary allocations of purchase price and is dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
The following table details the estimated intangible amortization expense for the next five years. These estimates are based on the carrying amounts of intangible assets as of March 31, 2008 that are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2009	$7,283
2010	7,150
2011	6,577
2012	6,268
2013	5,705
Thereafter	39,133

Total	$72,116

Note 7: Indebtedness
The Company’s long-term debt consists of the following:

	March 31,
	2008	2007

Revolving credit agreement	$194,470	$236,715
Capital lease obligations	2,261	2,123
Other	562	42

Total debt	$197,293	$238,880
Less: current portion (included in Other liabilities)	(1,389)	(686)

Long-term debt	$195,904	$238,194

Revolving Credit Agreement - On March 28, 2006, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement dated January 24, 2005, as amended February 17, 2005 (collectively, the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement was scheduled to expire on March 28, 2011. Borrowings under the Credit Agreement were permitted up to a maximum amount of $310,000, which included up to $15,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement could have been increased by the Company up to an additional $90,000 with the approval of the lenders and could have been unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrued, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.75% to 1.25% (determined by a leverage ratio based on the Company’s Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement required the Company to maintain compliance with certain non-financial and financial covenants such as minimum net worth, leverage and fixed charge coverage ratios.
The Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “New Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The New Credit Agreement, which replaces the Credit Agreement, expires on January 30, 2013. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed charge coverage ratios. As of March 31, 2008, the Company was in compliance with all financial covenants under the New Credit Agreement.

The maximum amount of debt outstanding under the New Credit Agreement, the weighted average balance outstanding under the New Credit Agreement and the weighted average interest-rate on all outstanding debt for Fiscal 2008 was $270,825, $242,418 and 6.2%, respectively, compared to $284,470, $253,129 and 6.2% and $173,535, $155,898 and 5.1%, for Fiscal 2007 and Fiscal 2006, respectively.
For Fiscal 2008, the Company decreased net borrowings under the New Credit Agreement / Credit Agreement by $42,245. For Fiscal 2007, the Company increased net borrowings under the Credit Agreement by $115,412, the proceeds of which were used to fund the acquisitions of NextiraOne, Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), Nortech Telecommunications, Inc. (“NTI”) and ADS Telecom, Inc. (“ADS”) and to repurchase common stock.
Capital lease obligations - The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest-rates ranging from 3.2% to 11.7%.
Other - Other debt is comprised of other third-party, non-employee loans. The loans have remaining terms of less than one to three years with interest-rates ranging from 0.0% to 6.0%.
Unused available borrowings - As of March 31, 2008, the Company had $5,234 outstanding in letters of credit and $150,296 available under the New Credit Agreement.
At March 31, 2008, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years were as follows:

Fiscal

2009	$1,389
2010	731
2011	462
2012	241
2013	194,470

Total	$197,293

Note 8: Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts:
The Company enters into foreign currency forward contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2008, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of approximately $64,166 and a fair value of $67,345 and mature within the next twelve months.
As of March 31, 2008 and 2007, the Company recorded an unrecognized loss of $108 ($66 net of tax) and an unrecognized gain of $619 ($377 net of tax), respectively, in AOCI within the Company’s Consolidated Balance Sheets related to all open foreign currency forward contracts on those respective dates. Unrecognized gains and losses are expected to be credited to earnings over the life of the maturing contracts as the hedged forecasted transaction occurs and it is expected that those gains and losses will be offset by currency gains and losses on the items being hedged.
During Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company recognized gains of $299 ($181 net of tax), $869 ($654 net of tax) and $865, respectively, on matured contracts. There was no hedge ineffectiveness during Fiscal 2008, 2007 or 2006.
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
On July 26, 2006, the Company entered into a five-year interest-rate swap (“interest-rate swap”) which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest-rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. The Company recognizes gains/losses related to the change in fair value of the interest-rate swap which is included in Interest expense (income) within the Company’s Consolidated Statements of Income. During Fiscal 2008 and Fiscal 2007, the Company recognized losses of $4,576 and $1,734, respectively, related to the change in fair value of the interest-rate swap. As of March 31, 2008 and 2007, the Company recorded a liability of $6,311 and $1,734, respectively, related to the cumulative change in fair value of the interest-rate swap, on those respective dates, which is a long-term liability recorded in Other liabilities within the Company’s Consolidated Balance Sheets.

Note 9: Acquisitions
Fiscal 2008
During the fourth quarter of Fiscal 2008, the Company acquired BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region (“AT&T’s southeast NEC TDM business”). In connection with the acquisition of AT&T’s southeast NEC TDM business, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships which the Company estimates are to be amortized over a period of eight years.
During the third quarter of Fiscal 2008, the Company acquired B & C Telephone, Inc. (“B&C”), a privately-held company based out of Spokane, Washington. B&C has an active customer base which includes commercial, financial, healthcare and various government agency accounts. In connection with the B&C acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships and non-compete agreements which the Company estimates are to be amortized over a period of five to 20 years.
The acquisitions of B&C and AT&T’s southeast NEC TDM business, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
As disclosed above, the allocations of the purchase price for B&C and AT&T’s southeast NEC TDM business are based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
Fiscal 2007
During the fourth quarter of Fiscal 2007, the Company acquired ADS, a privately-held company based out of Orlando, FL. ADS has an active customer base which includes commercial, financial, healthcare and various government agency accounts. In connection with the ADS acquisition, the Company made allocations to goodwill and definite-lived intangible assets. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements and are to be amortized over a period of five to 15 years.
During the third quarter of Fiscal 2007, the Company acquired NTI, a privately-held company based out of Chicago, IL. In connection with the NTI acquisition, the Company made allocations to goodwill and definite-lived intangible assets. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and are to be amortized over a period of 10 years.
The acquisitions of ADS and NTI, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
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
The Company paid a cash total of $80,723 for the outstanding interests in NextiraOne which included certain amounts allocated to escrow accounts. As of March 31, 2008, the amount remaining in escrow was $11,935. The amount in escrow has been and will continue to be released to NextiraOne’s seller or to the Company in accordance with the terms of the agreement. The transaction resulted in $73,995 of goodwill, parts of which were and continue to be deductible for tax purposes (see Note 12 for further reference). The Company paid this premium for NextiraOne in order to further expand its operational footprint in the voice and data technology markets. In addition, the purchase increased the Company’s solutions offerings, providing for a stronger worldwide technical services partner for its collective clients.
After consummation of the acquisition, the Company began to integrate NextiraOne products, employees and facilities with its own. In so doing, the Company incurred $15,760 of costs related to facility consolidations and $10,766 of severance costs for the separation of approximately 300 employees. In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), these costs were properly included in the purchase price allocation for NextiraOne. The majority of the severance costs were paid in Fiscal 2007 with certain facility costs extending through Fiscal 2014.
Also, during the first quarter of Fiscal 2007, the Company acquired NUVT. In connection with the NUVT acquisition, the Company allocated $15,058 to goodwill, parts of which were and continue to be deductible for tax purposes (see Note 12 for further reference) and $18,601 to definite-lived intangible assets. These definite-lived intangible assets recorded represent the fair market value of acquired backlog, customer relationships and non-compete agreements and are to be amortized over a period of one to 20 years.
NextiraOne and NUVT contributed On-Site services revenues of $242,251 and $57,629, respectively, during Fiscal 2007.
The following unaudited pro-forma summary presents the Company’s results of operations as if the acquisitions of NextiraOne and NUVT had occurred on April 1, 2005 and does not purport to represent what the Company’s results of operations would have been had these acquisitions occurred on such date or at the beginning of the period indicated, or to project the Company’s results of operations for any future date or period or to be a fair reflection of the assets purchased at the date of acquisition. As noted above, the acquisitions of ADS and NTI, taken individually, did not have a material impact on the Company’s consolidated financial statements, thus each of those acquisitions is excluded from the following pro-forma summary. The pro-forma results of operations exclude the impact of nonrecurring or extraordinary adjustments, together with related income tax effects. These pro-forma results of operations do not include the effects of cost synergies and one-time nonrecurring transactions associated with these acquisitions.

	Fiscal
	2007	2006

Revenue (Pro-forma)	$1,046,956	$1,230,106
Net income from continuing operations (Pro-forma), net of tax	$33,809	$35,886
Earnings per common share (Pro-forma)
Basic	$1.93	$2.09
Diluted	$1.90	$2.05

Fiscal 2006
During the third quarter of Fiscal 2006, the Company purchased 100% of the issued and outstanding equity interests of Communication is World InterActive Networking, Inc. (“C=WIN”) and Converged Solutions Group, LLC (“CSG”). C=WIN has an active customer base which includes commercial and various government agency accounts. CSG has an active customer base which includes commercial, education, health care and various government agency accounts. The C=WIN and CSG acquisitions primarily provide planning, installation and maintenance services for voice and data network systems in 15 states. In connection with these acquisitions, the Company allocated $6,167 and $9,620 to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements and are to be amortized over a period of four to twenty years.
During the second quarter of Fiscal 2006, the Company acquired substantially all of the assets and certain liabilities of Universal Solutions of North America, L.L.C. and related entities (“Universal”). Universal primarily provides planning, installation and maintenance services for voice and data network systems in 14 states. In connection with the Universal acquisition, the Company allocated $9,498 and $8,000 to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements and are to be amortized over a period of five to eight years.
During the first quarter of Fiscal 2006, the Company acquired 100% of the issued and outstanding equity interests of Telecommunication Systems Management, Inc. (“TSM”), GTC Technology Group, Inc. and Technology Supply, Inc. (collectively referred to as “GTC”) and Business Communications, Inc., Bainbridge Communication, Inc., BCI of Tampa, LLC and Networx, L.L.C. (collectively referred to as “BCI”). These companies primarily provide full-service voice communication solutions and services in the Florida and Virginia markets. In connection with these acquisitions, the Company allocated $8,385 and $5,846 to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements and are to be amortized over a period of five to 20 years.
The acquisitions of C=WIN, CSG, Universal, TSM, GTC and BCI, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
The results of operations for all acquisitions noted above are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates. The costs of the acquisitions were funded with internally-generated funds and borrowings under the Credit Agreement and New Credit Agreement (see Note 7).
Note 10: Restructuring
Fiscal 2008
As a result of the acquisition of NextiraOne during the first quarter of Fiscal 2007, the Company incurred costs related to facility consolidations, such as idle facility rent obligations and the write-off of leasehold improvements, and costs related to employee severance in an attempt to right-size the organization and more appropriately align the expense structure with anticipated revenues and changing market demand for its solutions and services.
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
Fiscal 2006
In connection with a restructuring initiated during the fourth quarter of Fiscal 2005, the Company incurred $5,290 of costs related to staffing level adjustments and real estate consolidation in Europe and North America.
All restructuring charges noted above have been recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Income. Employee severance is generally payable within twelve months from incurrence with certain facility costs extending through Fiscal 2014.

The following table summarizes the changes to the restructuring reserve for the periods presented:

	Employee
	Severance	Facility Closures	Total

Balance at March 31, 2006	$260	$10,438	$10,698
Acquisition adjustments (see Note 9)	10,766	16,268	27,034
Asset write-downs	—	(391)	(391)
Cash expenditures	(8,020)	(9,893)	(17,913)

Balance at March 31, 2007	$3,006	$16,422	$19,428
Restructuring charge	5,628	1,220	6,848
Asset write-downs	—	(411)	(411)
Cash expenditures	(6,196)	(7,077)	(13,273)

Balance at March 31, 2008	$2,438	$10,154	$12,592

Of the $12,592 above, $8,000 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended March 31, 2008.
Note 11: Operating Leases
The Company leases offices, facilities, equipment and vehicles throughout the world. While most of the leases are operating leases that expire over the next 8 years, certain vehicles and equipment are leased under capital leases that expire over the next 5 years. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.
Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $26,833, $23,381 and $16,059 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.
The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2008 are as follows:

Fiscal

2009	$24,892
2010	15,919
2011	11,583
2012	7,584
2013	2,309
Thereafter	2,860

Total minimum lease payments	$65,147

In connection with the NextiraOne acquisition during the first quarter of Fiscal 2007, the Company obtained various contractual obligations in the form of operating leases for facilities and vehicles of approximately $35,120 at the acquisition date. The remaining balance for those contractual obligations is included within the total minimum lease payments provided above.
Note 12: Income Taxes
The domestic and foreign components of Income before provision of income taxes are as follows:

	Fiscal
	2008	2007	2006

Domestic	$31,767	$27,523	$29,186
Foreign	31,764	27,377	16,805

Consolidated	$63,531	$54,900	$45,991

The provision/(benefit) for income taxes consists of the following:

	Fiscal
	2008	2007	2006

Current:
Federal	$10,205	$12,598	$11,506
State	1,914	1,363	1,230
Foreign	6,585	4,384	5,038

Total current	18,704	18,345	17,774
Deferred	5,594	946	(2,553)

Total provision for income taxes	$24,298	$19,291	$15,221

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign taxes, net of foreign tax credits	(1.8)	(1.3)	—
Effect of permanent book / tax differences	(0.4)	(0.1)	2.7
State income taxes, net of federal benefit	2.4	1.8	(0.2)
Valuation allowance	1.4	0.9	(3.1)
Other, net	1.6	(1.2)	(1.3)

Effective tax rate	38.2%	35.1%	33.1%

The components of current and long-term deferred tax liabilities/assets are as follows:

	March 31,
	2008	2007

Deferred Tax Liabilities:
Tradename and trademarks	$10,140	$10,035
Amortization of intangibles	14,107	11,244
Unremitted earnings of foreign subsidiaries	3,460	3,080
Basis of fixed assets	—	2
Other	82	—
Other prepaid items	298	341

Gross deferred tax liabilities	28,087	24,702

Deferred Tax Assets:
Net operating losses	11,741	17,172
Restructuring reserves	6,039	13,533
Basis of fixed assets	493	—
Outsourced leases	230	22
Basis of finished goods inventory	8,359	9,515
Reserve for bad debts	4,608	5,452
Miscellaneous accrued expenses	6,086	3,452
Foreign tax credit carry-forwards	2,569	2,569
Accrued employee costs	1,521	767
Foreign exchange	47	438
Unexercised stock options	9,723	17,285

Gross deferred tax assets	51,416	70,205
Valuation allowance	(2,373)	(1,460)

Net deferred tax assets	49,043	68,745

Net deferred tax assets/(liabilities)	$20,956	$44,043

At March 31, 2008, the Company had $1,295, $76,744 and $21,914 of federal, state and foreign gross net operating loss carry-forwards, respectively. As a result of the Company’s reorganization in 1992 and concurrent ownership change and the Company’s acquisition of Norstan Inc., Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) limits the amount of net operating losses available to the Company to approximately $3,565 per year. The federal gross net operating loss carry-forwards expire in Fiscal 2021. The state gross net operating loss carry-forwards expire at various times through Fiscal 2028 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2018, with the exception of $350 for Austria, $35 for Belgium, $9,662 for Brazil and $1,745 for France, which have no expirations.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $2,373 for certain state and foreign net operating loss carry-forwards anticipated to produce no tax benefit. The valuation allowance was increased in Fiscal 2008 by $913 in order to reflect the inability to use certain foreign net operating loss carry-forwards.
In connection with the acquisitions of NextiraOne, NUVT, NTI and ADS during Fiscal 2007, the Company acquired approximately $96,000 of goodwill. The Company believes that $65,549 will be recognized as a tax deduction over the next 15 years. In addition, the Company recorded approximately $19,197 of deferred tax assets related to purchase accounting.
In general, except for certain earnings in Japan and earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $14,778 based on exchange rates at March 31, 2008. However, additional taxes could be necessary if future foreign earnings were loaned to the parent, if the foreign subsidiaries declare dividends to the U.S. parent or the Company should sell its stock in the subsidiaries.
As discussed in Note 2, the Company adopted FIN 48 on April 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $5,110 reduction to the beginning balance of Retained earnings representing the cumulative effect of a change in accounting principle, an increase to current liabilities of $3,656 recorded within Income taxes and a decrease to non-current assets of $1,454 recorded within Other assets, each of which is reflected within the Company’s Consolidated Balance Sheets. As of March 31, 2008 and April 1, 2007, the gross liability for income taxes associated with uncertain tax positions was $7,340 and $6,974, respectively. If the uncertain tax positions are recognized, they would all favorably affect the Company’s effective tax rate. The Company includes interest and penalties related to uncertain tax positions within the Provision for income taxes within the Company’s Consolidated Statements of Income. As of March 31, 2008 and April 1, 2007, the Company recorded $1,131 and $806, respectively, of interest and penalties related to uncertain tax positions relating to current liabilities within Income taxes.
A reconciliation of the change in the tax liability for unrecognized tax benefits from April 1, 2007 to March 31, 2008 is as follows:

Balance at April 1, 2007	$6,974
Additions for tax positions related to the current year	90
Additions for tax positions related to prior years	362
Reductions for tax positions related to prior years	(86)
Settlements	—

Balance at March 31, 2008	$7,340

During Fiscal 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for Fiscal 2006 and continued its examination of the Company’s U.S. federal income tax return for Fiscal 2004 and Fiscal 2005. The IRS has not yet proposed any adjustment to the Company’s filing position in connection with this examination. Upon completion of this examination, it is reasonably possible that the total amount of recognized and unrecognized benefits may change. Any adjustment to the unrecognized tax benefits would impact the effective tax rate. The Company cannot make an estimate of the impact on the effective rate for any potential adjustment at this time.
Fiscal 2007 remains open to examination by the IRS. Fiscal 2004 through Fiscal 2007 remain open to examination by state and foreign taxing jurisdictions.
Note 13: Incentive Compensation Plans
Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $5,689, $4,562 and $5,431 under its variable compensation plans for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

Profit Sharing and Savings Plan (“the savings plans”)
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $3,290, $3,569 and $3,532 for these plans during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.
Stock-Based Compensation
The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of March 31, 2008, the Employee Plan is authorized to issue stock options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of common stock. The Employee Plan provides that stock options are to be granted by a committee appointed by the Board of Directors of the Company (the “Board”) to employees of the Company; such stock options generally become exercisable in equal amounts over a three-year period. As of March 31, 2008, the Director Plan is authorized to issue stock options and SARs for up to 270,000 shares of common stock. The Director Plan provides that stock options are to be granted by the Board or a committee appointed by the Board; such options generally become exercisable in equal amounts over a three-year period. No SARs have been issued under either plan.
The Company recognized stock-based compensation expense of $3,468 ($2,142 net of tax) or $0.12 per diluted share, $9,308 ($6,050 net of tax) or $0.34 per diluted share and $11,045 ($7,234 net of tax) or $0.41 per diluted share during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. Included in stock-based compensation expense for Fiscal 2008 is $250 which resulted from the previously-disclosed tender offer regarding certain Affected Stock Option Grants (as defined below), the details of which are described below. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
The following table summarizes the Company’s stock option activity for the periods presented.

	Fiscal
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price (per		Price (per		Price (per
Shares in thousands	Shares	share)	Shares	share)	Shares	share)

Outstanding at beginning of period	4,621	$38.66	5,055	$38.28	4,780	$37.14
Granted	627	40.13	70	39.12	1,256	38.51
Exercised	(179)	32.81	(435)	34.42	(753)	30.95
Forfeited or expired	(2,485)	38.17	(69)	38.71	(228)	39.84

Outstanding at end of period	2,584	$40.27	4,621	$38.66	5,055	$38.28
Exercisable at end of period	2,499	$40.39	4,131	$39.12	4,247	$39.07
Weighted average fair value of options granted during the period		$7.70		$17.88		$22.79

The total intrinsic value of options exercised during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $1,395, $3,597 and $10,931, respectively. The weighted average fair value of stock options granted during Fiscal 2008, Fiscal 2007 and Fiscal 2006 were based on the Black-Scholes option pricing model using the following weighted average assumptions. The Company granted 627 shares during Fiscal 2008 which resulted from the previously-disclosed tender offer (described below). See below for reference to the Company’s valuation methodologies for these grants.

	Fiscal
	2008	2007	2006

Expected life (in years)	3.8	5.7	5.6
Risk free interest-rate	4.0%	4.2%	4.2%
Annual forfeiture rate	0.0%	1.5%	N/A
Volatility	29.4%	45.5%	49.0%
Dividend yield	0.6%	0.6%	0.6%

The following table summarizes certain information regarding the Company’s non-vested shares as of and for the period ending March 31, 2008 and 2007.

	Number of	Weighted-
	Shares (in	Average Grant-
	000’s)	Date Fair Value

Non-vested as of March 31, 2006	808	$19.59
Granted	65	17.82
Forfeited	(366)	19.69
Vested	(17)	20.87

Non-vested as of March 31, 2007	490	19.29
Granted	—	—
Forfeited	(308)	20.08
Vested	(97)	17.60

Non-vested as of March 31, 2008	85	18.35

Remedial Measures
The Audit Committee of the Board (the “Audit Committee”) has now completed its previously-disclosed independent review of the Company’s historical stock option granting practices. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters. In light of the findings of its review, the Audit Committee recommended to the Board, and the Board adopted, enhancements to the Company’s corporate record-keeping and stock option granting procedures. In advance of this action by the Audit Committee and the Board, the Company had implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.
The Audit Committee’s review included an evaluation of the role of current and former Company personnel in identified problems during the period from 1992 to the present (the “Review Period”), and the Audit Committee’s consideration of remedial actions has included and will continue to include a review of claims that have been or may be asserted against such current or former Company personnel as well as other remedial actions that may be appropriate under all circumstances. As previously reported, based on the findings of the Audit Committee as to Fred C. Young, the Company’s former Chief Executive Officer who resigned on May 20, 2007, the Audit Committee concluded and recommended to the Board, and the Board determined, that Mr. Young could have been terminated due to Cause for Termination (as defined in his agreement dated May 11, 2004) at the time Mr. Young resigned as a director and as an officer of the Company on May 20, 2007. In light of that determination and the terms of the agreements with Mr. Young, all outstanding stock options held by Mr. Young (1,455,402 shares) terminated as of the date of his resignation, which occurred during the first quarter of Fiscal 2008. Accordingly, the Company has determined that the consequences of these events should be considered a first quarter of Fiscal 2008 event for accounting purposes. These events had the following impacts on the Company’s consolidated financial statements and related notes for Fiscal 2008: (1) a decrease in outstanding stock options of 1,455,402, (2) immaterial impact on the Diluted earnings per common share computation, (3) a decrease in deferred tax assets of $6,252 with the offsetting entry of $5,514 to Additional paid-in capital and (4) additional tax expense impact of approximately $738.
The following table summarizes certain information regarding the Company’s outstanding stock options at March 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
	Shares	Average	Weighted	Average	Shares	Average	Weighted	Average
	Out-	Remaining	Average	Intrinsic	Exer-	Remaining	Average	Intrinsic
Range of	standing	Contractual	Exercise	Value	cisable	Contractual	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Life (Years)	Price	(000’s)

$19.95 - $26.60	2	0.5	$ 21.94	$ 21	2	0.5	$ 21.94	$ 21
$26.60 - $33.25	46	3.9	29.85	55	46	3.9	29.85	55
$33.25 - $39.90	1,220	7.3	38.02	—	1,135	7.3	38.09	—
$39.90 - $46.55	1,273	3.8	42.39	—	1,273	3.8	42.39	—
$46.55 - $53.20	24	2.3	50.69	—	24	2.3	50.69	—
$53.20 - $59.85	17	2.1	58.15	—	17	2.1	58.15	—
$59.85 - $66.50	2	1.8	63.22	—	2	1.8	63.22	—

$19.95 - $66.50	2,584	5.4	$ 40.27	$ 76	2,499	5.3	$ 40.39	$ 76

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on March 31, 2008 of $30.75, which would have been received by the option holders had all option holders exercised their options as of that date. As of March 31, 2008, there was approximately $581 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a weighted average period of 1.5 years.
Section 409A Remedial Measures and Other Potential Section 409A Payments
Following the completion of the Audit Committee’s independent review of the Company’s historical stock option granting practices, the Company determined that certain stock option grants which were originally issued with exercise prices that were below fair market value for income tax purposes, which vested or may vest after December 31, 2004 and which remained outstanding (i.e., unexercised) as of December 31, 2005, were subject to adverse income taxation under Section 409A of the Code (“Section 409A”). For purposes of this Annual Report on Form 10-K for the fiscal year ended March 31, 2008, these below-fair market value stock option grants are referred to as “Affected Stock Option Grants.” Under Section 409A, individuals who hold Affected Stock Option Grants may be subject to a 20% federal income tax and an interest penalty tax, in addition to the regular income tax liability, plus interest on the value of these stock option grants at the time of vesting (not exercise).
During the third quarter of Fiscal 2008, the Company conducted a tender offer to current non-officer employees subject to taxation in the United States who held Affected Stock Option Grants that afforded those employees the opportunity to avoid unfavorable tax consequences under Section 409A. The provisions of the tender offer amended each Affected Stock Option Grant to increase the original exercise price to the lower of: (i) the fair market value of the common stock on the corrected measurement date (as determined for tax purposes) or (ii) the fair market value of the common stock on the trading day immediately following the expiration of the tender offer (December 19, 2007), provided that the new exercise price was in no event lower than the original exercise price of the stock option grant. Additionally, and as part of the tender offer, the Company offered current non-officer employees the right to receive a cash payment equal to the increase, if any, in the exercise price of any Affected Stock Option Grant.
In instances where the original exercise price of a stock option grant was less than the new exercise price (as determined above), the Company increased the original exercise price to the new exercise price (an “Amended Stock Option Grant”) and paid a cash bonus to the employee. The total cash bonus due to employees was $456 which was paid during January, 2008. The Company accounted for the impact of the Amended Stock Option Grant as a stock option modification under SFAS 123(R). As a result of the modification and the partial cash settlement, the Company recognized $250 of additional stock-based compensation expense due to the increase in the fair market value of these stock option grants that is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
In instances where the current exercise price of a stock option grant was greater than the new exercise price, the original stock option grant was canceled and immediately replaced with a new stock option grant under the Employee Plan that has the same terms as the canceled stock option grant, including the same exercise price per share and no loss of vesting or change to the expiration date of the stock option grant term, but with a new grant date (a “Cancellation and New Stock Option Grant”). Each Cancellation and New Stock Option Grant qualifies as a “cancellation of an award accompanied by the concurrent grant of a replacement award,” as defined in SFAS 123(R), which is accounted for as a modification. Under SFAS 123(R), incremental compensation cost is measured as the excess, if any, of the fair market value of the modified award over the fair market value of the original award immediately before its terms are modified. With respect to the Cancellation and New Stock Option Grants, there were no changes to any of the terms of the original Affected Stock Option Grants. Thus, the Company recorded $0 of non-cash stock-based compensation expense for these grants.
During the fourth quarter of Fiscal 2008, the Board approved a separate offer (the “Separate Offer”) for R. Terry Blakemore, a director and the current President and Chief Executive Officer of the Company, that was intended to remedy the tax consequences under Section 409A attributable to Affected Stock Option Grants to purchase 60,000 shares of common stock held by Mr. Blakemore. These Affected Stock Option Grants were awarded prior to Mr. Blakemore becoming an Executive Officer of the Company. The provisions of the Separate Offer were identical to the tender offer for current non-officer employees described above. The fair market value of the common stock on the trading day immediately following the expiration of the Separate Offer was lower than the original exercise price of these Affected Stock Option Grants and, as a result, the original Affected Stock Option Grants were canceled and immediately replaced with new stock option grants under the Employee Plan that had the same terms as the canceled stock option grants (the “Separate Offer Cancellation and New Stock Option Grants”). Consistent with our accounting treatment for the Cancellation and New Stock Option Grants noted above, the Company accounted for the Separate Offer Cancellation and New Stock Option Grants as modifications under SFAS 123(R). With respect to the Separate Offer Cancellation and New Stock Option Grants, there were no changes to any of the terms of the original Affected Stock Option Grants. Thus, the Company recorded $0 of non-cash stock-based compensation expense for these grants.

With respect to certain employees who exercised Affected Stock Options Grants during calendar year 2007, the Company made a bonus payment (“Calendar 2007 bonus payment”) to such employees in calendar year 2008 in an aggregate amount of $313. The Calendar 2007 bonus payment includes amounts to compensate the employee for the additional Section 409A taxes that they will be required to pay as well as an amount to gross-up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2007 bonus payment was paid and is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
With respect to certain employees who exercised Affected Stock Options Grants during calendar year 2006, the Company intends to submit a cash payment (“Calendar 2006 cash payment”) directly to the IRS in an aggregate amount of $726. The Calendar 2006 cash payment includes any applicable Section 409A additional taxes as well as an amount to gross up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2006 cash payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income and in Accrued compensation and benefits within the Company’s Consolidated Balance Sheets as of and for the period ending March 31, 2008.
Pro-forma Information
The Company adopted SFAS 123(R) using the modified prospective transition method. The modified prospective transition method requires the Company to provide pro-forma disclosure of specific income statement line items for periods prior to the adoption of SFAS 123(R) as if the fair-value-based method had been applied to all awards. The following table illustrates the pro-forma effect on Net income (loss) and basic and diluted EPS prior to the adoption of SFAS 123(R). This table only shows pro-forma amounts for Fiscal 2006 since the Company adopted the fair value recognition provisions of SFAS 123(R) on April 1, 2006 and, therefore, compensation expenses for share-based payments granted prior to, but not yet vested as of, March 31, 2006, as well as share-based payments granted subsequent to April 1, 2006, are recognized in the Company’s Consolidated Statements of Income. Per share amounts may not total due to rounding. The pro-forma effects were based on the Black-Scholes option pricing model using the weighted average assumptions disclosed above.

Fiscal 2006

Net income – As reported	$30,770
Plus: Stock-based compensation expense included in reported net income, net of related tax	11,045
Less: Stock-based compensation expense determined by the fair value method for all awards, net of related tax	(43,420)

Net (Loss) – Pro-forma	$(1,605)

Earnings per common share
Basic – as reported	$1.79
Basic – pro-forma	$(0.09)

Diluted – as reported	$1.75
Diluted – pro-forma	$(0.09)

On October 31, 2005, in response to the issuance of SFAS 123(R), the Compensation Committee (the “Compensation Committee”) of the Board authorized the acceleration of the vesting of all of the Company’s outstanding out-of-the-money unvested stock options held by current employees, including officers and directors. Approximately 405,224 options that would otherwise have vested from time to time over the next three years became immediately exercisable. Such stock options had an exercise price greater than $39.77, the approximate fair market value of the common stock on October 31, 2005. The accelerated vesting of these options increased the pro-forma compensation expense for the three months ended December 31, 2005 by approximately $4,217, net of tax.
Additionally on October 31, 2005, the Company issued options to purchase approximately 989,700 shares of common stock which were granted fully vested, the effect of which increased the pro-forma compensation expense for Fiscal 2006 by approximately $14,656, net of tax.

Note 14: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations:

	Fiscal
	2008	2007	2006

Net income, as reported	$39,233	$35,609	$30,770

Weighted average common shares outstanding (basic)	17,605	17,512	17,164
Effect of dilutive securities from employee stock options	48	296	380

Weighted average common shares outstanding (diluted)	17,653	17,808	17,544

Basic earnings per common share	$2.23	$2.03	$1.79
Dilutive earnings per common share	$2.22	$2.00	$1.75

The Weighted average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,097,558, 1,246,215 and 1,287,219 non-dilutive stock options outstanding during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, that are not included in the corresponding period Weighted average common shares outstanding (diluted) computation.
Note 15: Repurchase of Common Stock
Fiscal 2008 - During Fiscal 2008, the Company repurchased 190,084 shares of common stock for an aggregate purchase price of $6,062, or an average purchase price per share of $31.89.
Fiscal 2007 - During Fiscal 2007, the Company repurchased 500,712 shares of common stock for an aggregate purchase price of $20,209, or an average purchase price per share of $40.36.
Fiscal 2006 - During Fiscal 2006, the Company repurchased 565 shares of common stock for an aggregate purchase price of $27, or an average purchase price per share of $47.45.
Since the inception of the repurchase program in April 1999 through March 31, 2008, the Company has repurchased 7,626,195 shares for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of March 31, 2008, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of the common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Company’s New Credit Agreement, the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the New Credit Agreement) occurs or is continuing, and may not repurchase its common stock if the leverage ratio (after taking into consideration the payment made to repurchase the common stock) would exceed 2.75 to 1.0 or if the availability to borrow under the New Credit Facility would be less than $20 million.
Note 16: Commitments and Contingencies
Regulatory Matters
As previously disclosed, on November 13, 2006, the Company received a letter of informal inquiry from the Enforcement Division of the Securities and Exchange Commission (“SEC”) relating to the Company’s stock option practices from January 1, 1997 to present. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, the Company received a document subpoena from the SEC acting pursuant to such order. The Company has cooperated with the SEC in this matter and intends to continue to do so.
As previously disclosed, the Audit Committee, with the assistance of outside legal counsel, conducted an independent review of the Company’s historical stock option granting practices and related accounting for stock option grants. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters. The Audit Committee has concluded its review and has presented to the Board recommendations concerning procedural enhancements, which the Board has adopted.

On September 20, 2006, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s tax years 2004 and 2005. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS has requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests. In connection with the Audit Committee’s review of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Code may apply. It is possible that these options will be treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options are deemed to have been granted at less than fair market value, pursuant to Section 162(m), any compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 will be disallowed as a deduction for tax purposes. The Company estimates that the potential tax-effected liability for any such disallowed Section 162(m) deduction would approximate $3,587, which was recorded as an expense during prior periods and is currently recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets. The Company may also incur interest and penalties if it were to incur any such tax liability, which could be material.
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under the GSA contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through July 31, 2008 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
At the conclusion of these regulatory matters, the Company could be subject to additional taxes, fines or penalties or other costs which could be material.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-TMH, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before September 15, 2008, and the court has entered an order to that effect. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company may incur costs or expenses in relation to this matter that could be material.
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
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007 and Fiscal 2008, and expects to continue to incur additional expenses during Fiscal 2009, in relation to (i) the Audit Committee’s review of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the previously-disclosed derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of March 31, 2008, the total amount of such fees is approximately $6,021, of which $4,065 has been paid by the insurance company. The insurance policy limit under which such payments have been made is $5,000. The Company expensed $1,221 and $542 in Fiscal 2008 and Fiscal 2007, respectively. The amount of expenses that the Company could incur in the future with respect to these matters that are not covered by insurance could be material.

Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2008 and 2007, the Company has recorded a warranty reserve of $4,182 and $4,214, respectively.
There has been no other significant or unusual activity during Fiscal 2008 other than the acquisitions as discussed in Note 9.
Note 17: Segment Reporting
Management reviews financial information for the consolidated Company accompanied by disaggregated information on Revenues, Operating income and Assets by geographic region for the purpose of making operational decisions and assessing financial performance. Additionally, Management is presented with and reviews Revenues and Gross profit by service type. The accounting policies of the individual operating segments are the same as those of the Company.
The following table presents financial information about the Company’s reportable segments by geographic region:

	Fiscal
	2008	2007	2006

North America
Revenues	$837,402	$850,088	$564,700
Operating income	57,964	49,481	42,505
Depreciation	10,500	11,742	8,012
Amortization	6,579	10,156	4,472
Segment assets (as of March 31)	962,729	1,007,695	761,424

Europe
Revenues	$138,927	$129,278	$120,051
Operating income	19,278	16,442	5,518
Depreciation	447	498	671
Amortization	64	91	491
Segment assets (as of March 31)	159,661	139,531	116,717

All Other
Revenues	$40,413	$36,944	$36,584
Operating income	7,390	7,426	7,127
Depreciation	111	85	248
Amortization	36	38	36
Segment assets (as of March 31)	21,519	17,318	16,416

The sum of the segment revenues, operating income, depreciation and amortization equals the consolidated revenues, operating income, depreciation and amortization. The following reconciles segment assets to total consolidated assets:

	March 31,
	2008	2007	2006

Segment assets for North America, Europe and All Other	$1,143,909	$1,164,544	$894,557
Corporate eliminations	(70,058)	(74,453)	(79,145)

Total consolidated assets	$1,073,851	$1,090,091	$815,412

The following table presents financial information about the Company by service type:

	March 31,
	2008	2007	2006

Data Services
Revenues	$194,454	$182,129	$196,585
Gross Profit	57,747	55,598	57,068

Voice Services
Revenues	$586,974	$611,278	$310,804
Gross Profit	195,570	209,268	119,556

Hotline Services
Revenues	$235,314	$222,903	$213,946
Gross Profit	113,303	109,123	105,726

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.
Note 18: Quarterly Data (Unaudited)
The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Income for Fiscal 2008 and Fiscal 2007. All dollar amounts are in thousands, except per share amounts. Earnings per share data may not compute due to rounding.

	Fiscal 2008 (Unaudited)
	1Q08	2Q08	3Q08	4Q08	FY08

Revenues
Hotline products	$56,139	$59,619	$59,269	$60,287	$235,314
On-Site services	196,152	201,011	199,055	185,210	781,428

Total	252,291	260,630	258,324	245,497	1,016,742

Cost of sales
Hotline products	29,362	31,457	30,891	30,301	122,011
On-Site services	131,699	136,884	133,312	126,216	528,111

Total	161,061	168,341	164,203	156,517	650,122

Gross profit	91,230	92,289	94,121	88,980	366,620

Selling, general & administrative expenses	72,743	66,784	68,522	67,260	275,309
Intangibles Amortization	2,318	1,344	1,382	1,635	6,679

Operating income	16,169	24,161	24,217	20,085	84,632

Interest expense (income), net	3,280	6,143	5,780	6,095	21,298
Other expenses (income), net	(67)	(73)	(16)	(41)	(197)

Income before provision for income taxes	12,956	18,091	18,453	14,031	63,531

Provision for income taxes	4,768	6,781	7,112	5,637	24,298

Net income	$8,188	$11,310	$11,341	$8,394	$39,233

Earnings per common share:
Basic	$0.47	$0.64	$0.64	$0.48	$2.23
Diluted	$0.46	$0.64	$0.64	$0.48	$2.22

	Fiscal 2007 (Unaudited)
	1Q07	2Q07	3Q07	4Q07	FY07

Revenues
Hotline products	$52,225	$55,063	$57,770	$57,845	$222,903
On-Site services	178,170	216,262	207,036	191,939	793,407

Total	230,395	271,325	264,806	249,784	1,016,310

Cost of sales
Hotline products	25,461	27,847	29,887	30,585	113,780
On-Site services	119,090	144,442	138,234	126,775	528,541

Total	144,551	172,289	168,121	157,360	642,321

Gross profit	85,844	99,036	96,685	92,424	373,989

Selling, general & administrative expenses	70,202	73,599	73,940	72,614	290,355
Intangibles Amortization	1,506	1,931	2,677	4,171	10,285

Operating income	14,136	23,506	20,068	15,639	73,349

Interest expense (income), net	3,640	5,521	4,061	5,185	18,407
Other expenses (income), net	115	72	(122)	(23)	42

Income before provision for income taxes	10,381	17,913	16,129	10,477	54,900

Provision for income taxes	3,568	6,238	5,636	3,849	19,291

Net income	$6,813	$11,675	$10,493	$6,628	$35,609

Earnings per common share:
Basic	$0.39	$0.67	$0.60	$0.38	$2.03
Diluted	$0.37	$0.66	$0.59	$0.37	$2.00

Note 19: Subsequent Events
On April 3, 2008, the Company acquired UCI Communications LLC (“UCI”), a privately-held company based out of Mobile, AL. UCI has an active customer base which includes commercial, education and various government agency accounts. Annual historical revenues of UCI are approximately $14 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Company management (“Management”), including the Company’s CEO and Chief Financial Officer (“CFO”), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based on the framework described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of their assessment with the Audit Committee.
BDO Seidman, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
Board of Directors
Black Box Corporation
Lawrence, Pennsylvania
We have audited Black Box Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated May 27, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Chicago, Illinois
May 27, 2008

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is incorporated herein by reference to the information set forth under Part I of this Form 10-K under the caption “Business – Other Information” in Item 1 and under the caption “Executive Officers of the Registrant.”
The other information required by this item is incorporated herein by reference to the information set forth under the captions “Annual Meeting Matters,” “Board of Directors and Certain Board Committees” and “Litigation Involving Directors and Officers” in the Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the information set forth under the captions “Annual Meeting Matters,” “Board of Directors and Certain Board Committees” and “Policies and Procedures Related to the Approval of Transactions with Related Persons” in the Proxy Statement.
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
(a)	Documents filed as part of this report

(1)	Financial Statements – no financial statements have been filed in this Form 10-K other than those in Item 8

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.2	Tender and Voting Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.3	Stock Option Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.4	Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 10, 2006 (2)

2.5	Amendment to the Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 30, 2006 (3)

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (4)

3(ii)	Amended and Restated By-laws of the Company, as amended (5)

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

10.4
First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 17, 2005, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (8)

10.5
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of March 28, 2006, by and among Black Box Corporation of Pennsylvania and Norstan Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (3)

10.6
Waiver Letter dated February 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.7
Waiver Letter dated May 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.8
Waiver Letter dated June 11, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.9
Waiver Letter dated July 25, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (10)

10.10
Third Amended and Restated Credit Agreement, dated as of January 30, 2008, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (11)

10.11	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (17)

10.12	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (17)

10.13	Agreement between the Company and Fred C. Young (5)

10.14	Agreement between the Company and Francis W. Wertheimber (12)

10.15	Agreement between the Company and Michael McAndrew (13)

10.16	Amended and Restated Agreement between the Company and R. Terry Blakemore (14)

10.17	1992 Stock Option Plan, as amended through August 9, 2007 (15)

10.18	1992 Director Stock Option Plan, as amended through August 9, 2007 (15)

10.19	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (12)

10.20	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (12)

10.21	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (16)

10.22	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (12)

10.23	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (16)

10.24	Description of Executive Officer Incentive Bonus Plan for Fiscal 2008 (9)

10.25	Summary of Director Compensation (17)

21.1	Subsidiaries of the Registrant (17)

23.1	Consent of Independent Registered Accounting Firm (17)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (17)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (17)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on December 23, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 13, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 4, 2006, and incorporated herein by reference.

(4)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on June 14, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by the Company and SF Acquisition Co. on January 26, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2005, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 23, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on July 23, 2007, and incorporated herein by reference.

(10)	Filed as Exhibit 10.9 to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on August 13, 2007, and incorporated herein by reference.

(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 5, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 22, 2007, and incorporated herein by reference.

(14)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(17)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BLACK BOX CORPORATION
Dated: May 30, 2008

/s/ Michael McAndrew
Michael McAndrew, Vice President, Chief
Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ WILLIAM F. ANDREWS	Director	May 30, 2008
William F. Andrews

/s/ RICHARD L. CROUCH	Director	May 30, 2008
Richard L. Crouch

/s/ THOMAS W. GOLONSKI	Director	May 30, 2008
Thomas W. Golonski

/s/ THOMAS G. GREIG	Director and Chairman of the Board	May 30, 2008
Thomas G. Greig

/s/ EDWARD A. NICHOLSON	Director	May 30, 2008
Edward A. Nicholson

/s/ R. TERRY BLAKEMORE	Director, President and Chief Executive Officer	May 30, 2008
R. Terry Blakemore

/s/ MICHAEL MCANDREW Michael McAndrew	Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	May 30, 2008

SCHEDULE II
BLACK BOX CORPORATION
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at	Additions	Additions	Reductions	Balance
	Beginning of	Charged to	from	from	at End of
Description	Period	Expenses	Acquisitions	Reserves	Period

Year Ended March 31, 2008
Inventory reserves	$22,761	$3,258	$160	$(5,806)	$20,373
Allowance for doubtful accounts/sales returns	14,253	7,509	90	(9,240)	12,612
Restructuring reserve	19,428	6,848	—	(13,684)	12,592

Year Ended March 31, 2007
Inventory reserves	$14,287	$3,036	$12,735	$(7,297)	$22,761
Allowance for doubtful accounts/sales returns	9,517	8,710	5,423	(9,397)	14,253
Restructuring reserve	10,698	—	27,034	(18,304)	19,428

Year Ended March 31, 2006
Inventory reserves	$12,546	$4,136	$43	$(2,438)	$14,287
Allowance for doubtful accounts/sales returns	7,342	9,182	49	(7,056)	9,517
Restructuring reserve	16,598	5,290	364	(11,554)	10,698

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.2	Tender and Voting Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.3	Stock Option Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.4	Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 10, 2006 (2)

2.5	Amendment to the Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 30, 2006 (3)

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (4)

3(ii)	Amended and Restated By-laws of the Company, as amended (5)

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

10.4
First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 17, 2005, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (8)

10.5
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of March 28, 2006, by and among Black Box Corporation of Pennsylvania and Norstan Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (3)

10.6
Waiver Letter dated February 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.7
Waiver Letter dated May 28, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.8
Waiver Letter dated June 11, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (9)

10.9
Waiver Letter dated July 25, 2007 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (10)

10.10
Third Amended and Restated Credit Agreement, dated as of January 30, 2008, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (11)

10.11	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (17)

Exhibit
Number	Description

10.12	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (17)

10.13	Agreement between the Company and Fred C. Young (5)

10.14	Agreement between the Company and Francis W. Wertheimber (12)

10.15	Agreement between the Company and Michael McAndrew (13)

10.16	Amended and Restated Agreement between the Company and R. Terry Blakemore (14)

10.17	1992 Stock Option Plan, as amended through August 9, 2007 (15)

10.18	1992 Director Stock Option Plan, as amended through August 9, 2007 (15)

10.19	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (12)

10.20	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (12)

10.21	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (16)

10.22	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (12)

10.23	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (16)

10.24	Description of Executive Officer Incentive Bonus Plan for Fiscal 2008 (9)

10.25	Summary of Director Compensation (17)

21.1	Subsidiaries of the Registrant (17)

23.1	Consent of Independent Registered Accounting Firm (17)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (17)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (17)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on December 23, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 13, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 4, 2006, and incorporated herein by reference.

(4)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on June 14, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by the Company and SF Acquisition Co. on January 26, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2005, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 23, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on July 23, 2007, and incorporated herein by reference.

(10)	Filed as Exhibit 10.9 to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on August 13, 2007, and incorporated herein by reference.

(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 5, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 22, 2007, and incorporated herein by reference.

(14)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(17)	Filed herewith.