Form 10-Q
period 2008-06-28
BLACK BOX CORP
filed 2008-08-07
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☑ No
As of July 30, 2008, there were 17,516,305 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JUNE 28, 2008
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 28, 2008
In thousands, except par value	(Unaudited)	March 31, 2008*

Assets
Cash and cash equivalents	$25,238	$26,652
Accounts receivable, net of allowance for doubtful accounts of $11,582 and $12,612	162,696	162,289
Inventories, net	64,683	67,537
Costs/estimated earnings in excess of billings on uncompleted contracts	57,614	58,611
Prepaid and other current assets	34,050	31,529

Total current assets	344,281	346,618

Property, plant and equipment, net	32,172	32,822
Goodwill	587,158	586,856
Intangibles:
Customer relationships, net	68,880	67,331
Other intangibles, net	32,594	32,524
Other assets	7,278	7,700

Total assets	$1,072,363	$1,073,851

Liabilities
Accounts payable	$74,299	$71,670
Accrued compensation and benefits	21,608	22,654
Deferred revenue	37,566	37,467
Billings in excess of costs/estimated earnings on uncompleted contracts	17,098	19,946
Income taxes	14,986	13,810
Other liabilities	41,942	47,040

Total current liabilities	207,499	212,587

Long-term debt	190,722	195,904
Other liabilities	21,938	25,086

Total liabilities	420,159	433,577

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	--	--
Common stock authorized 100,000, par value $.001, 17,516 and 17,516 shares issued and outstanding	25	25
Additional paid-in capital	443,762	443,380
Retained earnings	491,703	479,921
Accumulated other comprehensive income	39,809	40,043
Treasury stock, at cost 7,626 and 7,626 shares	(323,095)	(323,095)

Total stockholders’ equity	652,204	640,274

Total liabilities and stockholders’ equity	$1,072,363	$1,073,851

*  Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended June 28 and 30,
In thousands, except per share amounts	2008	2007

Revenues
Hotline products	$55,639	$56,139
On-Site services	186,914	196,152

Total	242,553	252,291

Cost of sales
Hotline products	27,982	29,362
On-Site services	126,429	131,699

Total	154,411	161,061

Gross profit	88,142	91,230

Selling, general & administrative expenses	66,468	72,743
Intangibles amortization	1,826	2,318

Operating income	19,848	16,169

Interest expense (income), net	(265)	3,280
Other expenses (income), net	(96)	(67)

Income before provision for income taxes	20,209	12,956

Provision for income taxes	7,376	4,768

Net income	$12,833	$8,188

Earnings per common share
Basic	$0.73	$0.47

Diluted	$0.73	$0.46

Weighted average common shares outstanding
Basic	17,516	17,527

Diluted	17,518	17,639

Dividends per share	$0.06	$0.06

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three (3) months ended June 28 and 30,
In thousands	2008	2007

Operating Activities
Net income	$12,833	$8,188
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	4,252	5,273
Loss on sale of property	6	481
Deferred taxes	936	(7,789)
Tax impact from stock options	160	4,404
Stock compensation expense	542	1,716
Change in fair value of interest-rate swap	(2,708)	(1,308)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	799	320
Inventories, net	3,983	3,312
All other current assets excluding deferred tax asset	(1,694)	(1,996)
Liabilities exclusive of long-term debt	(6,681)	(4,897)

Net cash provided by (used for) operating activities	$12,428	$7,704

Investing Activities
Capital expenditures	$(652)	$(984)
Capital disposals	22	--
Acquisition of businesses (payments)/recoveries	(6,286)	--
Prior merger-related (payments)/recoveries	165	(3,250)

Net cash provided by (used for) investing activities	$(6,751)	$(4,234)

Financing Activities
Proceeds from borrowings	$52,575	$47,445
Repayment of borrowings	(58,448)	(50,818)
Deferred financing costs	(112)	--
Payment of dividends	(1,051)	(1,052)

Net cash provided by (used for) financing activities	$(7,036)	$(4,425)

Foreign currency exchange impact on cash	$(55)	$93

Increase / (decrease) in cash and cash equivalents	$(1,414)	$(862)
Cash and cash equivalents at beginning of period	$26,652	$17,157

Cash and cash equivalents at end of period	$25,238	$16,295

Supplemental Cash Flow:
Cash paid for interest	$2,877	$4,714
Cash paid for income taxes	5,210	8,145
Non-cash financing activities:
Dividends payable	1,051	1,052
Capital leases	244	192

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box” or the “Company”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. With more than 3,000 professional technical experts and 188 offices, as of June 30, 2008, Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2008 (the “Form 10-K”).
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2008 and 2007 were June 28, 2008 and June 30, 2007. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Company management (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, intangible assets and goodwill. Actual results could differ from those estimates. Management believes the estimates made are reasonable.
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three (3) months ended June 30, 2008.
Note 2: Significant Accounting Policies / Recent Accounting Pronouncements
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. Additional significant accounting policies adopted during Fiscal 2009 are disclosed below.
Fair Value Measurements
The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). The fair value hierarchy ranks the quality and reliability of the information used to determine fair value.

The levels of the fair value hierarchy are described below:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3: Inputs that are both significant to the fair value measurement and unobservable.
Assets and liabilities measured at fair value are based on one or more of the valuation techniques noted in SFAS 157. The valuation techniques are described below.
Market approach: The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach: The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (current replacement cost).
Income approach: The income approach uses valuation techniques to convert future amounts to a single present amount.
The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange spot rates. The fair value of the interest-rate swap (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Accounts receivable, Accounts payable and Long-term debt approximates the carrying value due to the relatively short maturity of such instruments. There have been no changes in the Company’s valuation techniques used to measure fair values during the three (3) months ended June 30, 2008. See “Recent Accounting Pronouncements” within this Note 2 and Note 14 for further reference.
Recent Accounting Pronouncements
Fair Value Measurements
In September, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157. On April 1, 2008, the Company adopted the provisions of SFAS 157 with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) as provided by FSP SFAS 157-2, “Effective Date of FASB Statement No. 157.” The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157 are non-financial assets and liabilities initially measured at fair value in a business combination and impairment assessments of long-lived assets, goodwill and intangible assets. The requirements of SFAS 157 were applied prospectively. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See “Significant Accounting Policies” within this Note 2 and Note 14 for further reference.
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

Non-controlling Interests
In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The provisions of SFAS 160 are effective for the Company as of April 1, 2009. The Company believes the adoption of SFAS 160 will not have a material impact on the Company’s consolidated financial statements.
Derivative Disclosures
In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning on April 1, 2009. The Company is evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.
Useful lives of Intangible Assets
In April, 2008, the FASB issued FSP FASB 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and expands the disclosure requirements of SFAS 142. The provisions of FSP 142-3 are effective for the Company as of April 1, 2009. The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is evaluating the impact of the adoption of FSP 142-3 on its consolidated financial statements.
Generally Accepted Accounting Principles Hierarchy
In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is evaluating the impact of the adoption of SFAS 162 on its consolidated financial statements.
Note 3: Inventories
The Company’s inventories consist of the following:

	June 30, 2008	March 31, 2008

Raw materials	$1,773	$1,736
Finished goods	83,954	86,174

Subtotal	85,727	87,910
Excess and obsolete inventory reserves	(21,044)	(20,373)

Inventory, net	$64,683	$67,537

Note 4: Goodwill
The following table summarizes changes to Goodwill at the Company’s reporting units for the three (3) months ended June 30, 2008:

	North America	Europe	All Other	Total

Balance as of March 31, 2008	$502,517	$82,022	$2,317	$586,856
Currency translation	--	(32)	(13)	(45)
Current period acquisitions (Note 8)	2,969	--	--	2,969
Prior period acquisitions	(2,622)	--	--	(2,622)

Balance as of June 30, 2008	$502,864	$81,990	$2,304	$587,158

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	June 30, 2008			March 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$10,268	$5,413	$4,855	$9,776	$4,991	$4,785
Customer relationships	78,489	9,609	68,880	75,526	8,195	67,331
Acquired backlog	10,862	10,862	--	10,862	10,862	--

Total	$99,619	$25,884	$73,735	$96,164	$24,048	$72,116

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$135,611	$34,137	$101,474	$132,156	$32,301	$99,855

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete contracts, backlog and customer relationships obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets for the three (3) months ended June 30, 2008:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2008	$27,739	$4,785	$67,331	$99,855
Amortization expense	--	(412)	(1,414)	(1,826)
Current period acquisitions (Note 8)	--	482	2,963	3,445

Balance at June 30, 2008	$27,739	$4,855	$68,880	$101,474

Intangible amortization was $1,826 and $2,318 for the three (3) months ended June 30, 2008 and 2007, respectively. The Company acquired definite-lived intangibles from the completion of an acquisition during Fiscal 2009 (see Note 8). Intangibles amortization for this Fiscal 2009 acquisition is based on preliminary allocations of purchase price and is dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
The following table details the estimated intangible amortization expense for the remainder of Fiscal 2009, each of the succeeding four fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of June 30, 2008 that are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2009	$5,679
2010	7,445
2011	6,872
2012	6,559
2013	6,000
Thereafter	41,180

Total	$73,735

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	June 30, 2008	March 31, 2008

Revolving credit agreement	$189,050	$194,470
Capital lease obligations	2,795	2,261
Other	537	562

Total debt	$192,382	$197,293
Less: current portion (included in Other liabilities)	(1,660)	(1,389)

Long-term debt	$190,722	$195,904

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2008, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest-rate on all outstanding debt for the three (3) months ended June 30, 2008 was $222,820, $211,197 and 3.7%, respectively, compared to $262,565, $252,110 and 6.6%, respectively, for the three (3) months ended June 30, 2007.
Capital lease obligations
The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest-rates ranging from 3.2% to 11.7%.
Other
Other debt is comprised of other third-party, non-employee loans. The loans have remaining terms of less than one to four years with interest-rates ranging from 0.0% to 8.2%.
Unused available borrowings
As of June 30, 2008, the Company had $5,534 outstanding in letters of credit and $155,416 available under the Credit Agreement.
Note 7: Derivative Instruments and Hedging Activities
Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of June 30, 2008, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $47,759 and mature within the next nine (9) months.
The Company recorded an unrecognized gain of $192 ($117 net of tax) and an unrecognized loss of $108 ($66 net of tax) as of June 30, 2008 and March 31, 2008, respectively, in Accumulated Other Comprehensive Income (“AOCI”) within the Company’s Consolidated Balance Sheets related to all open foreign currency contracts and the related underlying hedged forecasted transaction on those respective dates. Unrecognized gains and losses are expected to be credited to earnings over the life of the maturing contracts as the hedged forecasted transaction occurs and it is expected that those gains and losses will be offset by currency gains and losses on the items being hedged.
The Company recognized gains of $58 ($35 net of tax) and $96 ($59 net of tax) for the three (3) months ended June 30, 2008 and 2007, respectively, related to foreign currency transactions. There was no hedge ineffectiveness for the three (3) months ended June 30, 2008 and 2007, respectively.
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

On July 26, 2006, the Company entered into a five-year interest-rate swap (“interest-rate swap”) which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest-rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. The Company recognizes gains/losses related to the change in fair value of the interest-rate swap which is included in Interest expense (income) within the Company’s Consolidated Statements of Income. The Company recognized gains of $2,708 and $1,308 for the three (3) months ended June 30, 2008 and 2007, respectively, related to the change in fair value of the interest-rate swap. The Company recorded a liability of $3,603 and $6,311 as of June 30, 2008 and March 31, 2008, respectively, related to the cumulative change in fair value of the interest-rate swap, on those respective dates, which is a long-term liability recorded in Other liabilities within the Company’s Consolidated Balance Sheets.
Note 8: Acquisitions
Fiscal 2009 acquisitions:
During the first quarter of Fiscal 2009, the Company acquired UCI Communications LLC (“UCI”), a privately-held company based out of Mobile, AL. UCI has an active customer base which includes commercial, education and various government agency accounts. In connection with the UCI acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements. The Company estimates that the definite-lived intangibles are to be amortized over a period of five to 20 years. The acquisition of UCI did not have a material impact on the Company’s consolidated financial statements.
Fiscal 2008 acquisitions:
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
As disclosed above, the allocation of the purchase price for UCI, AT&T’s southeast NEC TDM business and B&C is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
The results of operations of UCI, AT&T’s southeast NEC TDM business and B&C are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
Note 9: Restructuring
In connection with certain acquisitions, the Company has incurred and continues to incur costs related to facility consolidations, such as idle facility rent obligations and the write-off of leasehold improvements, and employee severance in an attempt to right-size the organization and more appropriately align the expense structure with anticipated revenues and changing market demand for its solutions and services. Employee severance is generally payable within the next six (6) months with certain facility costs extending through Fiscal 2014.
During the three (3) months ended June 30, 2008 and 2007, the Company incurred $182 and $2,371, respectively, of costs related to employee severance and $0 and $1,220, respectively, of costs related to facility consolidations. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income.

The following table summarizes the changes to the restructuring reserve for the three (3) months ended June 30, 2008:

	Employee Severance	Facility Closures	Total

Balance at March 31, 2008	$2,438	$10,154	$12,592
Restructuring charge	182	--	182
Acquisition adjustments	62	--	62
Cash expenditures	(1,646)	(1,508)	(3,154)

Balance at June 30, 2008	$1,036	$8,646	$9,682

Of the $9,682 above, $5,835 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended June 30, 2008.
Note 10: Income Taxes
The Company recorded tax expense of $7,376, an effective tax rate of 36.5%, and $4,768, an effective tax rate of 36.8%, for the three (3) months ended June 30, 2008 and 2007, respectively. The effective rate for the three (3) months ended June 30, 2008 of 36.5% differs from the federal statutory rate primarily due to interest and penalties related to uncertain income tax positions accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” foreign currency exchange effects on previously-taxed income and the expected write-off of deferred tax assets related to book stock-based compensation expense.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
During Fiscal 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for Fiscal 2006 and continued its examination of the Company’s U.S. federal income tax return for Fiscal 2004 and Fiscal 2005. The IRS has not yet proposed any adjustment to the Company’s filing position in connection with these examinations. Upon completion of these examinations, it is reasonably possible that the total amount of recognized and unrecognized benefits may change. Any adjustment to the unrecognized tax benefits would impact the effective tax rate. The Company cannot make an estimate of the impact on the effective rate for any potential adjustment at this time.
Fiscal 2007 remains open to examination by the IRS. Fiscal 2004 through Fiscal 2007 remain open to examination by state and foreign taxing jurisdictions.
Note 11: Stock-based Compensation
Stock-based Compensation
The Company has two stock option plans, the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”). As of June 30, 2008, the Employee Plan is authorized to issue stock options and stock appreciation rights (“SARs”) for up to 9,200,000 shares of common stock, par value $.001 (the “common stock”). The Employee Plan provides that stock options are to be granted by a committee appointed by the Board of Directors of the Company (the “Board”) to employees of the Company; such stock options generally become exercisable in equal amounts over a three-year period and have a contractual life of ten (10) years from the grant date. As of June 30, 2008, the Director Plan is authorized to issue stock options and SARs for up to 270,000 shares of common stock. The Director Plan provides that stock options are to be granted by the Board or a committee appointed by the Board; such options generally become exercisable in equal amounts over a three-year period and have a contractual life of ten (10) years from the grant date. No SARs have been issued under either plan.
The Company recognized stock-based compensation expense of $542 ($344 net of tax) or $0.02 per diluted share and $1,716 ($1,084 net of tax) or $0.06 per diluted share for the three (3) months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.

The following table summarizes the Company’s stock option activity for the three (3) months ended June 30, 2008:

	Three (3) months ended June 30, 2008
		Weighted-Average
		Exercise Price (per
Shares in thousands	Shares	share)

Outstanding at March 31, 2008	2,584	$40.27
Granted	1,074	28.85
Exercised	--	--
Forfeited or expired	(33)	41.14

Outstanding at June 30, 2008	3,625	$36.88
Exercisable at June 30, 2008	2,519	$40.28
Weighted average fair value of options granted during the period		$8.65

The Company granted 1,074 and 0 stock options for the three (3) months ended June 30, 2008 and 2007, respectively. The weighted average fair value of stock options granted for the three (3) months ended June 30, 2008 were based on the Black-Scholes option pricing model using the following weighted average assumptions.

1Q09

Expected life (in years)	4.8
Risk free interest-rate	3.4%
Annual forfeiture rate	2.4%
Volatility	30.4%
Dividend yield	0.7%

The following table summarizes certain information regarding the Company’s non-vested shares during the three (3) months ended June 30, 2008.

	Number of	Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Non-vested as of March 31, 2008	85	$18.35
Granted	1,074	8.65
Forfeited	--	--
Vested	(53)	18.46
Non-vested as of June 30, 2008	1,106	$8.93

The following table summarizes certain information regarding the Company’s outstanding stock options at June 30, 2008:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
	Shares	Average	Weighted	Average	Shares	Average	Weighted	Average
	Out-	Remaining	Average	Intrinsic	Exer-	Remaining	Average	Intrinsic
Range of	standing	Contractual	Exercise	Value	cisable	Contractual	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Life (Years)	Price	(000’s)

$19.95 - $26.60	1	0.3	$21.94	$8	1	0.3	$21.94	$8
$26.60 - $33.25	1,118	9.7	28.89	--	44	3.6	29.95	--
$33.25 - $39.90	1,210	7.0	38.03	--	1,178	6.9	38.00	--
$39.90 - $46.55	1,260	2.8	42.38	--	1,260	2.8	42.38	--
$46.55 - $53.20	17	2.4	50.72	--	17	2.4	50.72	--
$53.20 - $59.85	17	1.9	58.15	--	17	1.9	58.15	--
$59.85 - $66.50	2	1.5	63.22	--	2	1.5	63.22	--

$19.95 - $66.50	3,625	6.3	$36.88	$8	2,519	4.7	$40.28	$8

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on June 30, 2008 of $28.10, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 27, 2008, there was $8,971 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options granted under the plans which is expected to be recognized over a weighted average period of 2.8 years.

Note 12: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the three (3) months ended June 30, 2008 and 2007:

	Three (3) months ended June 30,
	2008	2007

Net income, as reported	$12,833	$8,188

Weighted average common shares outstanding (basic)	17,516	17,527
Effect of dilutive securities from employee stock options	2	112

Weighted average common shares outstanding (diluted)	17,518	17,639

Basic earnings per common share	$0.73	$0.47
Dilutive earnings per common share	$0.73	$0.46

The Weighted average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. During the three (3) months ended June 30, 2008 and 2007, there were 2,514,877 and 2,266,762 non-dilutive stock options outstanding, respectively, that are not included in the corresponding period Weighted average common shares outstanding (diluted) computation.
Note 13: Comprehensive income and AOCI
The following table details the computation of comprehensive income for the three (3) months ended June 30, 2008 and 2007:

	Three (3) months ended June 30,
	2008	2007

Net income	$12,833	$8,188

Foreign currency translation adjustment	(417)	2,224
Net change in fair value of cash flow hedging instruments	218	151
Amounts reclassified into results of operations	(35)	59

Other comprehensive income	$(234)	$2,434

Comprehensive income	$12,599	$10,622

The components of AOCI consisted of the following as of June 30, 2008 and March 31, 2008:

	June 30, 2008	March 31, 2008

Foreign currency translation adjustment	$40,166	$40,583
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges	117	(66)
Unrecognized gain on defined benefit pension	(474)	(474)

Accumulated other comprehensive income	$39,809	$40,043

Note 14: Fair Value Disclosures
As discussed in Note 2, the Company adopted SFAS 157 on April 1, 2008 with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$1,412	$--	$1,412

	Liabilities at Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$484	$--	$484
Interest-rate swap	--	3,603	--	3,603

Total	$--	$4,087	$--	$4,087

Note 15: Commitments and Contingencies
Regulatory Matters
As previously-disclosed, on October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the United States General Services Administration (“GSA”) that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through September 30, 2008 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
At the conclusion of this matter, the Company could be subject to damages, penalties or other costs, either through settlement or judgment, which could be material.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-JFC, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before September 15, 2008, and the court has entered an order to that effect. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company may incur costs or expenses in relation to this matter that could be material.
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

Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007 and Fiscal 2008, and expects to continue to incur additional expenses during the remainder of Fiscal 2009, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board (the “Audit Committee”) of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters. As of June 30, 2008, the total amount of such fees is $6,633, of which $4,429 has been paid by the insurance company. The insurance policy limit under which such payments have been made is $5,000. The Company did not incur any expenses related to these matters during the three (3) months ended June 30, 2008 and 2007. The amount of expenses that the Company could incur in the future with respect to these matters that are not covered by insurance could be material.
There has been no other significant or unusual activity during Fiscal 2009.
Note 16: Segment Reporting
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
The following table presents financial information about the Company’s reportable segments by geographic region for the three (3) months ended June 30, 2008 and 2007:

	Three (3) months ended June 30,
	2008	2007

North America
Revenues	$196,336	$210,002
Operating income	14,484	10,582
Depreciation	2,268	2,824
Intangibles amortization	1,804	2,290
Assets (as of June 30)	961,199	995,426

Europe
Revenues	$35,768	$32,799
Operating income	3,813	3,948
Depreciation	127	103
Intangibles amortization	18	17
Assets (as of June 30)	159,528	140,833

All Other
Revenues	$10,449	$9,490
Operating income	1,551	1,639
Depreciation	31	28
Intangibles amortization	4	11
Assets (as of June 30)	21,642	18,423

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated Assets as of June 30, 2008 and 2007:

	As of June 30,
	2008	2007

Segment assets for North America, Europe and All Other	$1,142,369	$1,154,682
Corporate eliminations	(70,006)	(74,490)

Total consolidated assets	$1,072,363	$1,080,192

The following table presents financial information about the Company by service type for the three (3) months ended June 30, 2008 and 2007:

	Three (3) months ended June 30,
	2008	2007

Data Services
Revenues	$46,884	$46,165
Gross profit	13,287	14,177

Voice Services
Revenues	$140,030	$149,987
Gross profit	47,198	50,276

Hotline Services
Revenues	$55,639	$56,139
Gross profit	27,657	26,777

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.
Note 17: Subsequent Events
On July 28, 2008, the Company acquired Mutual Telecom Services Inc. (“MTS”), a privately-held company based out of Needham, MA. MTS is a global telecommunications services and solutions provider primarily servicing clients in the Department of Defense and other federal agencies. Annual historical revenues of MTS are approximately $46,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) months ended June 30, 2008 and 2007 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box” or the “Company”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2008 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented as of June 30, 2008 and 2007 were June 28, 2008 and June 30, 2007. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. With more than 3,000 professional technical experts and 188 offices, as of June 30, 2008, Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Company management (“Management”) is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2007 through June 30, 2008 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. During Fiscal 2009, the Company acquired UCI Communications LLC (“UCI”). Fiscal 2008 acquisitions include (i) B & C Telephone, Inc. (“B&C”) and (ii) BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region (“AT&T’s southeast NEC TDM business”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., stock-based compensation expense and expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the current and an estimate of these future expenses for Fiscal 2009 (by quarter) based on information available to the Company as of June 30, 2008.

	1Q09	2Q09	3Q09	4Q09	Fiscal 2009

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$448	$467	$453	$471	$1,839
Stock-based compensation expense	542	854	853	835	3,084

Total	990	1,321	1,306	1,306	4,923

Intangibles amortization
Amortization of intangible assets on acquisitions	1,791	1,863	1,863	1,863	7,380

Total	$2,781	$3,184	$3,169	$3,169	$12,303

The following table is included to provide a schedule of these expenses during Fiscal 2008 (by quarter).

	1Q08	2Q08	3Q08	4Q08	Fiscal 2008

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$659	$448	$457	$614	$2,178
Stock-based compensation expense	1,716	1,155	(152)	498	3,217

Total	2,375	1,603	305	1,112	5,395

Intangibles amortization
Amortization of intangible assets on acquisitions	2,269	1,298	1,335	1,599	6,501

Total	$4,644	$2,901	$1,640	$2,711	$11,896

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended June 30,
	2008		2007
		% of total		% of total
	$	revenue	$	revenue

Revenues
North America	$196,336	81.0%	$210,002	83.2%
Europe	35,768	14.7%	32,799	13.0%
All Other	10,449	4.3%	9,490	3.8%

Total	$242,553	100%	$252,291	100%

Operating income
North America	$14,484		$10,582
% of North America revenues	7.4%		5.0%

Europe	$3,813		$3,948
% of Europe revenues	10.7%		12.0%

All Other	$1,551		$1,639
% of All Other revenues	14.8%		17.3%

Total	$19,848	8.2%	$16,169	6.4%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Three (3) months ended June 30,
	2008		2007
		% of total		% of total
	$	revenue	$	revenue

Revenues
Data Services	$46,884	19.3%	$46,165	18.3%
Voice Services	140,030	57.7%	149,987	59.4%
Hotline Services	55,639	23.0%	56,139	22.3%

Total	$242,553	100%	$252,291	100%

Gross profit
Data Services	$13,287		$14,177
% of Data Services revenues	28.3%		30.7%

Voice Services	$47,198		$50,276
% of Voice Services revenues	33.7%		33.5%

Hotline Services	$27,657		$26,777
% of Hotline Services revenues	49.7%		47.7%

Total	$88,142	36.3%	$91,230	36.2%

First quarter of Fiscal 2009 (“1Q09”) compared to first quarter of Fiscal 2008 (“1Q08”):
Total Revenues
Total revenues for 1Q09 were $242,553, a decrease of 4% compared to total revenues for 1Q08 of $252,291. The Acquired Companies contributed incremental revenue of $7,893 and $0 for 1Q09 and 1Q08, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $4,614 in 1Q09 relative to the U.S. dollar, total revenues would have decreased 9% from $252,291 to $230,046 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 1Q09 were $196,336, a decrease of 7% compared to revenues for 1Q08 of $210,002. The Acquired Companies contributed incremental revenue of $7,893 and $0 for 1Q09 and 1Q08, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $510 in 1Q09 relative to the U.S. dollar, North American revenues would have decreased 11% from $210,002 to $187,933. The Company believes that this decrease is primarily due to expected post-merger client attrition from the USA Commercial operations of NextiraOne, LLC, which was acquired in April 2006 (“NextiraOne”), and the previously-disclosed termination of the Company’s distribution agreement with Avaya, Inc.
Europe
Revenues in Europe for 1Q09 were $35,768, an increase of 9% compared to revenues for 1Q08 of $32,799. Excluding the positive exchange rate impact of $3,302 in 1Q09 relative to the U.S. dollar, Europe revenues would have decreased 1% from $32,799 to $32,466. The Company believes the decrease is due to softer demand for its Hotline Services during the year offset in part by the success in the Company’s Data, Voice and Hotline (“DVH”) cross-selling initiatives.
All Other
Revenues for All Other for 1Q09 were $10,449, an increase of 10% compared to revenues for 1Q08 of $9,490. Excluding the positive exchange rate impact of $802 in 1Q09 relative to the U.S. dollar, All Other revenues would have increased 2% from $9,490 to $9,647.

Revenue by Service Type

Data Services
Revenues from Data Services for 1Q09 were $46,884, an increase of 2% compared to revenues for 1Q08 of $46,165. Excluding the positive exchange rate impact of $1,425 in 1Q09 relative to the U.S. dollar for its International Data Services, Data Service revenues would have decreased 2% from $46,165 to $45,459. The Company believes this decrease in Data Services revenues is primarily due to lower demand levels in its North American segment.
Voice Services
Revenues from Voice Services for 1Q09 were $140,030, a decrease of 7% compared to revenues for 1Q08 of $149,987. The Acquired Companies contributed incremental revenue of $7,893 and $0 for 1Q09 and 1Q08, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 12% from $149,987 to $132,137. The Company believes that this decrease is primarily due to expected post-merger client attrition from the USA Commercial operations of NextiraOne and the previously-disclosed termination of the Company’s distribution agreement with Avaya, Inc. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 1Q09 were $55,639, a decrease of 1% compared to revenues for 1Q08 of $56,139. Excluding the positive exchange rate impact of $3,189 in 1Q09 relative to the U.S. dollar for its International Hotline Services, Hotline Service revenues would have decreased 7% from $56,139 to $52,450. The Company believes this decrease in Hotline Services revenues is primarily due to softer demand for this service offset in part by the success of the Company’s DVH cross-selling initiatives.
Gross profit

Gross profit dollars for 1Q09 were $88,142, a decrease of 3% compared to gross profit dollars for 1Q08 of $91,230. Gross profit as a percent of revenues for 1Q09 was 36.3%, an increase of 0.1% compared to gross profit as a percentage of revenues for 1Q08 of 36.2%. The Company believes the percent increase was due primarily to the impact of reduced product cost, increased selling price and product mix in Hotline Services partially offset by lower margin projects compared to the prior year in Data Services.
Gross profit dollars for Data Services for 1Q09 were $13,287, or 28.3% of revenues, compared to gross profit dollars for 1Q08 of $14,177, or 30.7% of revenues. Gross profit dollars for Voice Services for 1Q09 were $47,198, or 33.7% of revenues, compared to gross profit dollars for 1Q08 of $50,276, or 33.5% of revenues. Gross profit dollars for Hotline Services for 1Q09 were $27,657, or 49.7% of revenues, compared to gross profit dollars for 1Q08 of $26,777, or 47.7% of revenues.
Selling, general & administrative expenses
Selling, general & administrative expenses for 1Q09 were $66,468, a decrease of $6,275 compared to Selling, general & administrative expenses for 1Q08 of $72,743. Selling, general & administrative expenses as a percent of revenue for 1Q09 were 27.4% compared to 28.8% for 1Q08. The decrease in Selling, general & administrative expense dollars and Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to restructuring/integration costs of $4,030 incurred during 1Q08 for which there was no comparable expense during 1Q09 and a decrease in non-cash stock-based compensation expense of $1,174.
Intangibles amortization
Intangibles amortization for 1Q09 was $1,826, a decrease of $492 compared to Intangible amortization for 1Q08 of $2,318. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by the finalization of purchase accounting and the addition of intangible assets from acquisitions completed subsequent to 1Q08.
Operating income
Operating income for 1Q09 was $19,848, or 8.2% of revenues, an increase of $3,679 compared to Operating income for 1Q08 of $16,169, or 6.4% of revenues.
Interest expense (income), net
Net interest income for 1Q09 was $265 compared to net interest expense for 1Q08 of $3,280. The Company’s interest-rate swap contributed gains due to the change in fair value of $2,708 and $1,308 for 1Q09 and 1Q08, respectively. Excluding the effect of the interest-rate swap, net interest expense would have decreased $2,145 from $4,588 to $2,443. This decrease in net interest expense is due to a decrease in the weighted average outstanding debt and weighted average interest-rate from $252,110 and 6.6%, respectively, for 1Q08 to $211,197 and 3.7%, respectively, for 1Q09.

Provision for income taxes
The tax provision for 1Q09 was $7,376, an effective tax rate of 36.5%. This compares to the tax provision for 1Q08 of $4,768, an effective tax rate of 36.8%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 1Q09 was $12,833, or 5.3% of revenues, compared to Net income for 1Q08 of $8,188, or 3.2% of revenues.
Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities during 1Q09 was $12,428. Significant factors contributing to the source of cash were: net income of $12,833 inclusive of non-cash charges of $4,252 and $542 for amortization / depreciation expense and stock compensation expense, respectively, as well as, decreases in net inventory of $3,983, costs in excess of billings of $1,040 and the deferred tax provision of $1,096, and increases in trade accounts payable of $1,910 and accrued taxes of $1,167. Significant factors contributing to a use of cash include a non-cash charge of $2,708 for the change in fair value of interest rate swap, as well as decreases in billings in excess of costs of $3,321, accrued expenses of $2,755, restructuring reserves of $2,973 and an increase in prepaid and other current assets of $2,813. Changes in the above accounts are based on average Fiscal 2009 exchange rates.
Net cash provided by operating activities during 1Q08 was $7,704. Significant factors contributing to the source of cash were: net income of $8,188 inclusive of non-cash charges of $5,273 and $1,716 for amortization / depreciation expense and stock compensation expense, respectively, a decrease in net inventory of $3,312 and a decrease in the tax benefit from stock options of $4,404. Significant factors contributing to a use of cash were a non-cash charge of $1,308 for the change in fair market value of interest rate swap, a decrease in the deferred tax provision of $7,789, an increase in other assets of $1,996 and an increase in accounts payable of $4,519. Changes in the above accounts are based on average Fiscal 2008 exchange rates.
As of June 30, 2008 and 2007, the Company had cash and cash equivalents of $25,238 and $16,295, respectively, working capital of $136,782 and $120,531, respectively, and a current ratio of 1.66 and 1.54, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during 1Q09 was $6,751. Significant factors contributing to the cash outflow were: $6,286 to acquire UCI, $2,456 for holdbacks and contingent fee payments related to prior period acquisitions and $652 for gross capital expenditures. A significant source of cash inflow was $2,622 for the return of previously-escrowed amounts relating to the acquisition of the USA Commercial and Government and Canadian operations of NextiraOne, LLC.
Net cash used by investing activities during 1Q08 was $4,234. Significant factors contributing to the cash outflow were: $984 for gross capital expenditures and $3,250 for holdbacks and contingent fee payments related to prior period acquisitions.
Financing Activities
Net cash used by financing activities during 1Q09 was $7,036. Significant factors contributing to the cash outflow were $5,873 of net payments on long term debt and $1,051 for the payment of dividends.
Net cash used by financing activities during 1Q08 was $4,425. Significant factors contributing to the cash outflow were $3,373 of net payments on long-term debt and $1,052 for the payment of dividends.

Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed charge coverage ratios. As of June 30, 2008, the Company was in compliance with all financial covenants under the Credit Agreement.
As of June 30, 2008, the Company had total debt outstanding of $192,382. Total debt was comprised of $189,050 outstanding under the Credit Agreement, $2,795 of obligations under capital leases and $537 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest-rate on all outstanding debt for the three (3) months ended June 30, 2008 was $222,820, $211,197 and 3.7%, respectively, compared to $262,565, $252,110 and 6.6%, respectively, for the three (3) months ended June 30, 2007.
Dividends
Fiscal 2009
1Q09 - The Company’s Board of Directors (the “Board”) declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,051 and was paid on July 14, 2008 to stockholders of record at the close of business on June 30, 2008.
Fiscal 2008
1Q08 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,052 and was paid on July 13, 2007 to stockholders of record at the close of business on June 29, 2007.
While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.
Repurchase of Common Stock
There were no repurchases of common stock during either of the three (3) months ended June 30, 2008 and 2007.
Since the inception of the repurchase program in April 1999 through June 30, 2008, the Company has repurchased 7,626,195 shares of common stock for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of June 30, 2008, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Company’s Credit Agreement, the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, and may not repurchase its common stock if the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would exceed 2.75 to 1.0 or if the availability to borrow under the Credit Facility would be less than $20 million.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007, Fiscal 2008 and Fiscal 2009, and expects to continue to incur additional expenses during the remainder of Fiscal 2009, in relation to the following previously-disclosed items: (i) the review by the Audit Committee of the Board (the “Audit Committee”) of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters. As of June 30, 2008, the total amount of such fees is $6,633, of which $4,429 has been paid by the insurance company. The insurance policy limit under which such payments have been made is $5,000. The Company did not incur any expenses related to these matters during the three (3) months ended June 30, 2008 and 2007. The amount of expenses that the Company could incur in the future with respect to these matters that are not covered by insurance could be material.

Legal Proceedings
See the matter discussed in Part II, Item 1, “Legal Proceedings,” of this Quarterly Report on Form 10-Q (the “Form 10-Q”), which information is incorporated herein by reference.
Inflation
The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.
Critical Accounting Policies/ Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form 10-K. There have been no changes to the Company’s critical accounting policies during the three (3) months ended June 30, 2008.
Impact of Recently Issued Accounting Pronouncements
Fair Value Measurements
In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157. On April 1, 2008, the Company adopted the provisions of SFAS 157 with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) as provided by FSP SFAS 157-2, “Effective Date of FASB Statement No. 157.” The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157 are non-financial assets and liabilities initially measured at fair value in a business combination and impairment assessments of long-lived assets, goodwill and intangible assets. The requirements of SFAS 157 were applied prospectively. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See Note 2 and Note 14 of the Notes to the Consolidated Financial Statements for further reference.
See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of recently issued accounting standards and the related impact on the Company’s consolidated financial statements.
Cautionary Forward Looking Statements
When included in the Form 10-Q or in documents incorporated herein by reference, the words “expects,” “intends,” “anticipates,” “believes,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the final outcome of the review of the Company’s stock option granting practices, including the related SEC investigation, shareholder derivative lawsuit, tax matters and insurance/indemnification matters, and the impact of any actions that may be required or taken as a result of such review, SEC investigation, shareholder derivative lawsuit, tax matters or insurance/indemnification matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, including the NextiraOne business, the timing and costs of restructuring programs, successful marketing of DVH services, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of June 30, 2008, the Company had total long-term obligations of $189,050 under the Credit Agreement. Of the outstanding debt, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement (discussed in more detail below) during Fiscal 2007 and $89,050 was in variable rate obligations. As of June 30, 2008, an instantaneous 100 basis point increase in the interest-rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $226 ($144 net of tax) assuming the Company employed no intervention strategies.
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
Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in Accumulated Other Comprehensive Income (“AOCI”) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from AOCI to the Company’s Consolidated Statements of Income. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from AOCI to the Company’s Consolidated Statements of Income.
As of June 30, 2008, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.1181 to 1.1355 Australian dollar, 1.0025 to 1.0496 Canadian dollar, 4.7851 to 4.8725 Danish krone, 0.6340 to 0.7218 Euro, 11.0853 to 11.1098 Mexican peso, 4.9810 to 5.5360 Norwegian kroner, 0.4899 to 0.5207 Pounds sterling, 6.0053 to 6.5030 Swedish krona, 1.0277 to 1.0431 Swiss franc and 105.47 to 110.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $47,759 and will expire within nine (9) months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as noted below, there have been no material developments in legal proceedings during the three (3) months ended June 30, 2008. See Part I, Item 3, “Legal Proceedings,” of the Form 10-K for more information regarding legal proceedings as of March 31, 2008.
Regulatory Matters
As previously-disclosed, on October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the United States General Services Administration (“GSA”) that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through September 30, 2008 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.

Item 6. Exhibits.

Exhibit
Number	Description

10.1	Description of Fiscal 2009 Annual Incentive Plan (1)

10.2	Form of 2008 Long-Term Incentive Cash Award Agreement for Fiscal 2009 (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Dated: August 7, 2008

/s/ Michael McAndrew
Michael McAndrew, Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Description of Fiscal 2009 Annual Incentive Plan (1)

10.2	Form of 2008 Long-Term Incentive Cash Award Agreement for Fiscal 2009 (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith