Form 10-Q
period 2008-09-27
BLACK BOX CORP
filed 2008-11-06
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
    ☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
OR
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
Registrant’s telephone number, including area code: 724-746-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of October 30, 2008, there were 17,533,305 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 27, 2008
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 27, 2008
In thousands, except par value	(Unaudited)	March 31, 2008*

Assets
Cash and cash equivalents	$25,802	$26,652
Accounts receivable, net of allowance for doubtful accounts of $11,118 and $12,612	156,997	162,289
Inventories, net	62,715	67,537
Costs/estimated earnings in excess of billings on uncompleted contracts	66,610	58,611
Prepaid and other current assets	30,459	31,529

Total current assets	342,583	346,618

Property, plant and equipment, net	31,859	32,822
Goodwill	602,782	586,856
Intangibles
Customer relationships, net	88,841	67,331
Other intangibles, net	38,245	32,524
Other assets	3,222	7,700

Total assets	$1,107,532	$1,073,851

Liabilities
Accounts payable	$73,980	$71,670
Accrued compensation and benefits	23,622	22,654
Deferred revenue	36,443	37,467
Billings in excess of costs/estimated earnings on uncompleted contracts	21,995	19,946
Income taxes	14,921	13,810
Other liabilities	44,398	47,040

Total current liabilities	215,359	212,587

Long-term debt	209,410	195,904
Other liabilities	29,163	25,086

Total liabilities	453,932	433,577

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	--	--
Common stock authorized 100,000, par value $.001, 17,533 and 17,516 shares outstanding	25	25
Additional paid-in capital	444,260	443,380
Retained earnings	504,950	479,921
Accumulated other comprehensive income	27,460	40,043
Treasury stock, at cost 7,626 and 7,626 shares	(323,095)	(323,095)

Total stockholders’ equity	653,600	640,274

Total liabilities and stockholders’ equity	$1,107,532	$1,073,851

  *  Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended		Six (6) months ended
	September 27 and 29,		September 27 and 29,
In thousands, except per share amounts	2008	2007	2008	2007

Revenues
Hotline products	$56,819	$59,619	$112,458	$115,758
On-Site services	196,991	201,011	383,905	397,163

Total	253,810	260,630	496,363	512,921

Cost of sales
Hotline products	28,917	31,457	56,899	60,819
On-Site services	131,836	136,884	258,265	268,583

Total	160,753	168,341	315,164	329,402

Gross profit	93,057	92,289	181,199	183,519

Selling, general & administrative expenses	65,729	66,784	132,197	139,527
Intangibles amortization	1,900	1,344	3,726	3,662

Operating income	25,428	24,161	45,276	40,330

Interest expense (income), net	2,648	6,143	2,383	9,423
Other expenses (income), net	263	(73)	167	(140)

Income before provision for income taxes	22,517	18,091	42,726	31,047

Provision for income taxes	8,218	6,781	15,594	11,549

Net income	$14,299	$11,310	$27,132	$19,498

Earnings per common share
Basic	$0.82	$0.64	$1.55	$1.11

Diluted	$0.82	$0.64	$1.55	$1.10

Weighted-average common shares outstanding
Basic	17,524	17,594	17,520	17,561

Diluted	17,528	17,752	17,522	17,670

Dividends per share	$0.06	$0.06	$0.12	$0.12

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six (6) months ended September 27 and 29,
In thousands	2008	2007

Operating Activities
Net income	$27,132	$19,498
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	8,599	9,345
Loss (gain) on sale of property	(21)	472
Deferred taxes	856	(9,738)
Tax impact from stock options	1,047	4,386
Stock compensation expense	1,382	2,871
Change in fair value of interest-rate swap	(2,877)	438
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	11,804	(23,989)
Inventories, net	5,321	3,798
All other current assets excluding deferred tax asset	(8,572)	(2,903)
Liabilities exclusive of long-term debt	(6,286)	8,054

Net cash provided by (used for) operating activities	$38,385	$12,232

Investing Activities
Capital expenditures	$(1,524)	$(1,926)
Capital disposals	104	51
Acquisition of businesses (payments)/recoveries	(48,620)	--
Prior merger-related (payments)/recoveries	165	(3,215)

Net cash provided by (used for) investing activities	$(49,875)	$(5,090)

Financing Activities
Proceeds from borrowings	$143,710	$99,450
Repayment of borrowings	(131,461)	(107,687)
Proceeds from the exercise of stock options	545	5,170
Deferred financing costs	(125)	--
Payment of dividends	(2,102)	(2,104)
Purchase of treasury stock	--	(1)

Net cash provided by (used for) financing activities	$10,567	$(5,172)
Foreign currency exchange impact on cash	$73	$(907)

Increase / (decrease) in cash and cash equivalents	$(850)	$1,063
Cash and cash equivalents at beginning of period	$26,652	$17,157

Cash and cash equivalents at end of period	$25,802	$18,220

Supplemental Cash Flow:
Cash paid for interest	$5,464	$9,265
Cash paid for income taxes	12,644	12,719
Non-cash financing activities:
Dividends payable	1,052	1,061
Capital leases	603	472

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1:  Business and Basis of Presentation
Business
Black Box Corporation (“Black Box” or the “Company”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. With more than 3,000 professional technical experts and 189 offices, as of September 27, 2008, Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2008 and 2007 were September 27, 2008 and September 29, 2007. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three (3) and six (6) months ended September 30, 2008.
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
The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of the interest-rate swap (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Accounts receivable, Accounts payable and Long-term debt approximates the carrying value due to the relatively short maturity of such instruments. There have been no changes in the Company’s valuation techniques used to measure fair values during the three (3) and six (6) months ended September 30, 2008. See “Recent Accounting Pronouncements” within this Note 2 and Note 14 for further reference.
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
In October, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FSP SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
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
Derivative Disclosures
In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company as of December 29, 2008. The Company is evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.
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
Note 3:  Inventories
The Company’s inventories consist of the following:

	September 30, 2008	March 31, 2008

Raw materials	$1,736	$1,736
Finished goods	81,687	86,174

Subtotal	83,423	87,910
Excess and obsolete inventory reserves	(20,708)	(20,373)

Inventory, net	$62,715	$67,537

Note 4:  Goodwill
The following table summarizes changes to Goodwill at the Company’s reporting units for the six (6) months ended September 30, 2008:

	North America	Europe	All Other	Total

Balance as of March 31, 2008	$502,517	$82,022	$2,317	$586,856
Currency translation	2	(6,481)	(94)	(6,573)
Current period acquisitions (Note 8)	25,121	--	--	25,121
Prior period acquisitions	(2,622)	--	--	(2,622)

Balance as of September 30, 2008	$525,018	$75,541	$2,223	$602,782

Note 5:  Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	September 30, 2008			March 31, 2008
	Gross Carrying	Accum.	Net Carrying	Gross Carrying	Accum.	Net Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$12,836	$5,698	$7,138	$9,776	$4,991	$4,785
Customer relationships	99,911	11,070	88,841	75,526	8,195	67,331
Acquired backlog	14,230	10,862	3,368	10,862	10,862	--

Total	$126,977	$27,630	$99,347	$96,164	$24,048	$72,116

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$162,969	$35,883	$127,086	$132,156	$32,301	$99,855

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets for the six (6) months ended September 30, 2008:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2008	$27,739	$4,785	$67,331	$99,855
Amortization expense	--	(851)	(2,875)	(3,726)
Currency translation	--	(19)	--	(19)
Current period acquisitions (Note 8)	--	6,591	24,385	30,976

Balance at September 30, 2008	$27,739	$10,506	$88,841	$127,086

Intangible amortization was $1,900 and $1,344 for the three (3) months ended September 30, 2008 and 2007, respectively, and $3,726 and $3,662 for the six (6) months ended September 30, 2008 and 2007, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2009 (see Note 8). Intangibles amortization for Fiscal 2009 acquisitions are based on preliminary allocations of purchase price and is dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
The following table details the estimated intangible amortization expense for the remainder of Fiscal 2009, each of the succeeding four fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of September 30, 2008 that are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2009	$6,814
2010	10,810
2011	8,890
2012	8,563
2013	8,018
Thereafter	56,252

Total	$99,347

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	September 30, 2008	March 31, 2008

Revolving credit agreement	$207,605	$194,470
Capital lease obligations	2,812	2,261
Other	397	562

Total debt	$210,814	$197,293
Less: current portion (included in Other liabilities)	(1,404)	(1,389)

Long-term debt	$209,410	$195,904

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2008, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest-rate on all outstanding debt for the three (3) months ended September 30, 2008 was $244,500, $221,457 and 3.5%, respectively, compared to $270,825, $249,789 and 6.6%, respectively, for the three (3) months ended September 30, 2007. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest-rate on all outstanding debt for the six (6) months ended September 30, 2008 was $244,500, $216,384 and 3.6%, respectively, compared to $270,825, $250,949 and 6.6%, respectively, for the six (6) months ended September 30, 2007.
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
Unused available borrowings
As of September 30, 2008, the Company had $5,304 outstanding in letters of credit and $137,091 available under the Credit Agreement.
Note 7: Derivative Instruments and Hedging Activities
Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of September 30, 2008, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $47,342 and mature within the next ten months.
The Company recorded an unrecognized gain of $382 ($232 net of tax) and an unrecognized loss of $108 ($66 net of tax) as of September 30, 2008 and March 31, 2008, respectively, in Accumulated Other Comprehensive Income (“AOCI”) within the Company’s Consolidated Balance Sheets related to all open foreign currency contracts and the related underlying hedged forecasted transaction on those respective dates. Unrecognized gains and losses are expected to be credited to earnings over the life of the maturing contracts as the hedged forecasted transaction occurs and it is expected that those gains and losses will be offset by currency gains and losses on the items being hedged.

The Company recognized losses of $48 ($29 net of tax) and $80 ($49 net of tax) for the three (3) months ended September 30, 2008 and 2007, respectively, and a gain of $9 ($5 net of tax) and a loss of $176 ($108 net of tax) for the six (6) months ended September 30, 2008 and 2007, respectively, related to foreign currency transactions. There was no hedge ineffectiveness for the six (6) months ended September 30, 2008 and 2007, respectively.
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
On July 26, 2006, the Company entered into a five-year interest-rate swap (“interest-rate swap”) which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest-rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. The Company recognizes gains/losses related to the change in fair value of the interest-rate swap which is included in Interest expense (income) within the Company’s Consolidated Statements of Income. The Company recognized a gain of $169 and a loss of $1,746 for the three (3) months ended September 30, 2008 and 2007, respectively, and a gain of $2,877 and a loss of $438 for the six (6) months ended September 30, 2008 and 2007, respectively, related to the change in fair value of the interest-rate swap. The Company recorded a liability of $3,434 and $6,311 as of September 30, 2008 and March 31, 2008, respectively, related to the cumulative change in fair value of the interest-rate swap, on those respective dates, which is a long-term liability recorded in Other liabilities within the Company’s Consolidated Balance Sheets.
Note 8: Acquisitions
Fiscal 2009 acquisitions:
During the second quarter of Fiscal 2009, the Company acquired Mutual Telecom Services Inc. (“MTS”), a privately-held company based out of Needham, MA. MTS is a global telecommunications services and solutions provider primarily servicing clients in the Department of Defense and other federal agencies. In connection with the MTS acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships, non-compete agreements and backlog which the Company estimates are to be amortized over a period of one to 20 years.
During the first quarter of Fiscal 2009, the Company acquired UCI Communications LLC (“UCI”), a privately-held company based out of Mobile, AL. UCI has an active customer base which includes commercial, education and various government agency accounts. In connection with the UCI acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements which the Company estimates are to be amortized over a period of five to 15 years.
The acquisitions of MTS and UCI, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
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

As disclosed above, the allocation of the purchase price for MTS, UCI, AT&T’s southeast NEC TDM business and B&C is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
The results of operations of MTS, UCI, AT&T’s southeast NEC TDM business and B&C are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
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
The Company incurred restructuring charges of $841 and $0 for the three (3) months ended September 30, 2008 and 2007, respectively, and $1,023 and $3,591 for the six (6) months ended September 30, 2008 and 2007, respectively. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income.
The following table summarizes the changes to the restructuring reserve for the six (6) months ended September 30, 2008:

	Employee Severance	Facility Closures	Total

Balance at March 31, 2008	$2,438	$10,154	$12,592
Restructuring charge	1,023	--	1,023
Acquisition adjustments	62	--	62
Cash expenditures	(2,426)	(2,862)	(5,288)

Balance at September 30, 2008	$1,097	$7,292	$8,389

Of the $8,389 above, $5,150 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended September 30, 2008.
Note 10: Income Taxes
The Company recorded tax expense of $8,218, an effective tax rate of 36.5%, and $6,781, an effective tax rate of 37.5%, for the three (3) months ended September 30, 2008 and 2007, respectively, and $15,594, an effective tax rate of 36.5%, and $11,549, an effective tax rate of 37.2%, for the six (6) months ended September 30, 2008 and 2007, respectively. The effective rate for the six (6) months ended September 30, 2008 of 36.5% differs from the federal statutory rate primarily due to state income taxes and interest and penalties related to uncertain income tax positions accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” partially offset by foreign earnings taxed at a lower statutory rate and foreign currency exchange effects on previously-taxed income.
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

Note 11:  Stock-based Compensation
2008 Long-Term Incentive Plan
The maximum aggregate number of shares of Company common stock, par value $.001 (the “common stock”), available for issuance under Awards granted under the Incentive Plan, shall be 900 plus the number of shares that remain available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of September 30, 2008.

Shares

Shares initially authorized under the Incentive Plan	900

Number of shares that remain available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888

Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through September 30, 2008	264

Shares available for grant under the Incentive Plan as of September 30, 2008	2,052

As of September 30, 2008, there have been no grants of awards made under the Incentive Plan.
The Employee Plan and the Director Plan
As noted above, the Employee Plan and the Director Plan have been replaced by the Incentive Plan as of the Effective Date. The Employee Plan provided that stock options were to be granted by a committee appointed by the Board to employees of the Company; such stock options generally became exercisable in equal amounts over a three-year period and had a contractual life of ten (10) years from the grant date. The Director Plan provided that stock options were to be granted by the Board or a committee appointed by the Board; such options generally became exercisable in equal amounts over a three-year period and had a contractual life of ten (10) years from the grant date.
Stock option grants under the Employee Plan and the Director Plan, prior to the effective date of the Incentive Plan, remain outstanding and will continue to be administered in accordance with the terms of their respective plans and plan agreements. The number of shares that remained available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date and the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled, prior to exercise, were transferred to the Incentive Plan.
The Company recognized stock-based compensation expense related to stock option grants, under the Employee Plan and Director Plan, of $840 ($533 net of tax) or $0.03 per diluted share and $1,155 ($722 net of tax) or $0.04 per diluted share for the three (3) months ended September 30, 2008 and 2007, respectively, and $1,382 ($878 net of tax) or $0.05 per diluted share and $2,871 ($1,804 net of tax) or $0.10 per diluted share for the six (6) months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.

The following table summarizes the Company’s stock option activity, under the Employee Plan and Director Plan, for the six (6) months ended September 30, 2008:

	Six (6) months ended September 30, 2008
		Weighted-Average
		Exercise Price (per
Shares in thousands	Shares	share)

Outstanding at March 31, 2008	2,584	$40.27
Granted	1,074	28.85
Exercised	(17)	32.00
Forfeited or cancelled	(297)	42.21

Outstanding at September 30, 2008	3,344	$36.47
Exercisable at September 30, 2008	2,243	$40.07
Weighted-average fair value of options granted during the period		$8.65

During the first quarter of Fiscal 2009, the Company granted 1,074 stock options under the Employee Plan and the Director Plan. The weighted-average fair value of stock options granted were based on the Black-Scholes option pricing model using the following weighted-average assumptions.

1Q09

Expected life (in years)	4.8
Risk free interest-rate	3.4%
Annual forfeiture rate	2.4%
Volatility	30.4%
Dividend yield	0.7%

The following table summarizes certain information regarding the Company’s non-vested shares, under the Employee Plan and the Director Plan, during the six (6) months ended September 30, 2008.

	Number of Shares	Weighted- Average Grant-
	(in 000’s)	Date Fair Value

Non-vested as of March 31, 2008	85	$18.35
Granted	1,074	8.65
Forfeited	(5)	9.21
Vested	(53)	18.49

Non-vested as of September 30, 2008	1,101	$8.93

The following table summarizes certain information regarding the Company’s outstanding stock options, under the Employee Plan and Director Plan, at September 30, 2008:

		Options Outstanding				Options Exercisable
		Weighted-				Weighted-
	Shares	average	Weighted	Average	Shares	average	Weighted	Average
	Out-	Remaining	-average	Intrinsic	Exer-	Remaining	-average	Intrinsic
Range of	standing	Contractual	Exercise	Value	cisable	Contractual	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Life (Years)	Price	(000’s)

$19.95 - $26.60	--	--	$21.94	$5	--	--	$21.94	$5
$26.60 - $33.25	1,103	9.5	28.86	7,662	34	4.3	29.31	221
$33.25 - $39.90	1,202	6.7	38.05	358	1,170	6.7	38.02	358
$39.90 - $46.55	1,003	3.2	42.31	--	1,003	3.2	42.31	--
$46.55 - $53.20	17	2.2	50.72	--	17	2.2	50.72	--
$53.20 - $59.85	17	1.6	58.15	--	17	1.6	58.15	--
$59.85 - $66.50	2	1.3	63.22	--	2	1.3	63.22	--

$19.95 - $66.50	3,344	6.5	$36.47	$8,025	2,243	5.0	$40.07	$584

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on September 26, 2008 of $35.81, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2008, there was $8,089 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options granted under the Employee Plan and the Director Plan which is expected to be recognized over a weighted-average period of 2.5 years.

Note 12:  Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the three (3) and six (6) months ended September 30, 2008 and 2007:

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$14,299	$11,310	$27,132	$19,498

Weighted-average common shares outstanding (basic)	17,524	17,594	17,520	17,561
Effect of dilutive securities from employee stock options	4	158	2	109

Weighted-average common shares outstanding (diluted)	17,528	17,752	17,522	17,670

Basic earnings per common share	$0.82	$0.64	$1.55	$1.11

Dilutive earnings per common share	$0.82	$0.64	$1.55	$1.10

The weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,240,189 and 793,505 non-dilutive stock options outstanding for the three (3) months ended September 30, 2008 and 2007, respectively, that are not included in the corresponding period weighted-average common shares outstanding (diluted) computation. There were 2,240,189 and 2,179,335 non-dilutive stock options outstanding for the six (6) months ended September 30, 2008 and 2007, respectively, that are not included in the corresponding period weighted-average common shares outstanding (diluted) computation.
Note 13:  Comprehensive income and AOCI
The following table details the computation of comprehensive income for the three (3) and six (6) months ended September 30, 2008 and 2007:

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$14,299	$11,310	$27,132	$19,498

Foreign currency translation adjustment	(12,464)	6,078	(12,881)	8,302
Net change in fair value of cash flow hedging instruments	86	(574)	304	(423)
Amounts reclassified into results of operations	29	49	(6)	108

Other comprehensive income	$(12,349)	$5,553	$(12,583)	$7,987

Comprehensive income	$1,950	$16,863	$14,549	$27,485

The components of AOCI consisted of the following as of September 30, 2008 and March 31, 2008:

	September 30, 2008	March 31, 2008

Foreign currency translation adjustment	$27,702	$40,583
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges	232	(66)
Unrecognized gain on defined benefit pension	(474)	(474)

Accumulated other comprehensive income	$27,460	$40,043

Note 14: Fair Value Disclosures
As discussed in Note 2, the Company adopted SFAS 157 on April 1, 2008 with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$310	$--	$310

	Liabilities at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$2,265	$--	$2,265
Interest-rate swap	--	3,434	--	3,434

Total	$--	$5,699	$--	$5,699

Note 15: Commitments and Contingencies
Regulatory Matters
As previously-disclosed, on October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the United States General Services Administration (“GSA”) that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through November 29, 2008 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
At the conclusion of this matter, the Company could be subject to damages, penalties or other costs, either through settlement or judgment, which could be material.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-JFC, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before April 30, 2009, and the court has entered an order to that effect. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company may incur costs or expenses in relation to this matter that could be material.
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

Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007, Fiscal 2008 and Fiscal 2009, and expects to continue to incur additional expenses during the remainder of Fiscal 2009, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board (the “Audit Committee”) of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters. As of September 30, 2008, the total amount of such fees is $7,094, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $332 during the three (3) and six (6) months ended September 30, 2008, respectively and $1,018 during the three (3) and six (6) months ended September 30, 2007, respectively. These expenses are recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
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
The following table presents financial information about the Company’s reportable segments by geographic region for the three (3) and six (6) months ended September 30, 2008 and 2007:

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2008	2007	2008	2007

North America
Revenues	$211,467	$217,002	$407,803	$427,004
Operating income	20,163	18,104	34,647	28,686
Depreciation	2,301	2,582	4,569	5,406
Intangibles amortization	1,876	1,319	3,680	3,609
Assets (as of September 30)	1,009,034	1,018,336	1,009,034	1,018,336

Europe
Revenues	$31,753	$33,706	$67,521	$66,505
Operating income	3,456	4,292	7,269	8,240
Depreciation	115	117	242	220
Intangibles amortization	19	15	37	32
Assets (as of September 30)	148,661	148,154	148,661	148,154

All Other
Revenues	$10,590	$9,922	$21,039	$19,412
Operating income	1,809	1,765	3,360	3,404
Depreciation	31	29	62	57
Intangibles amortization	5	10	9	21
Assets (as of September 30)	20,922	20,202	20,922	20,202

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of September 30, 2008 and 2007:

	As of September 30,
	2008	2007

Segment assets for North America, Europe and All Other	$1,178,617	$1,186,692
Corporate eliminations	(71,085)	(72,471)

Total consolidated assets	$1,107,532	$1,114,221

The following table presents financial information about the Company by service type for the three (3) and six (6) months ended September 30, 2008 and 2007:

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2008	2007	2008	2007

Data Services
Revenues	$42,714	$50,200	$89,598	$96,365
Gross profit	12,879	14,374	26,166	28,551

Voice Services
Revenues	$154,277	$150,811	$294,307	$300,798
Gross profit	52,276	49,753	99,474	100,029

Hotline Services
Revenues	$56,819	$59,619	$112,458	$115,758
Gross profit	27,902	28,162	55,559	54,939

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.
Note 17: Subsequent Events
On October 15, 2008, the Company acquired ACS Communications Inc. (“ACS”), a privately-held company headquartered in Austin, TX. ACS has an active customer base which includes commercial, education and various government agency accounts. Annual historical revenues of ACS are approximately $50,000.
On October 28, 2008, the Company acquired Network Communications Technologies, Inc. (“NCT”), a privately-held company based out of Charlotte, NC. NCT has an active customer base which includes commercial, education and various government agency accounts. Annual historical revenues of NCT are approximately $10,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) and six (6) months ended September 30, 2008 and 2007 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box” or the “Company”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2008 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday nearest each calendar quarter end. The actual ending dates for the periods presented as of September 30, 2008 and 2007 were September 27, 2008 and September 29, 2007. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. With more than 3,000 professional technical experts and 189 offices, as of September 30, 2008, Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Company management (“Management”) is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2007 through September 30, 2008 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. Fiscal 2009 acquisitions include (i) Mutual Telecom Services Inc. (“MTS”) and (ii) UCI Communications LLC (“UCI”). Fiscal 2008 acquisitions include (i) B & C Telephone, Inc. (“B&C”) and (ii) BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region (“AT&T’s southeast NEC TDM business”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., stock-based compensation expense and expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the current and an estimate of these future expenses for Fiscal 2009 (by quarter) based on information available to the Company as of September 30, 2008.

	1Q09	2Q09	3Q09	4Q09	Fiscal 2009

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$448	$448	$468	$471	$1,835
Stock-based compensation expense	542	840	853	835	3,070

Total	990	1,288	1,321	1,306	4,905

Intangibles amortization
Amortization of intangible assets on acquisitions	1,791	1,864	3,379	3,379	10,413

Total	$2,781	$3,152	$4,700	$4,685	$15,318

The following table is included to provide a schedule of these expenses during Fiscal 2008 (by quarter).

	1Q08	2Q08	3Q08	4Q08	Fiscal 2008

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$659	$448	$457	$614	$2,178
Stock-based compensation expense	1,716	1,155	(152)	498	3,217

Total	2,375	1,603	305	1,112	5,395

Intangibles amortization
Amortization of intangible assets on acquisitions	2,269	1,298	1,335	1,599	6,501

Total	$4,644	$2,901	$1,640	$2,711	$11,896

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended September 30,				Six (6) months ended September 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
North America	$211,467	83.3%	$217,002	83.3%	$407,803	82.2%	$427,004	83.2%
Europe	31,753	12.5%	33,706	12.9%	67,521	13.6%	66,505	13.0%
All Other	10,590	4.2%	9,922	3.8%	21,039	4.2%	19,412	3.8%

Total	$253,810	100%	$260,630	100%	$496,363	100%	$512,921	100%

Operating income
North America	$20,163		$18,104		$34,647		$28,686
% of North America revenues	9.5%		8.3%		8.5%		6.7%

Europe	$3,456		$4,292		$7,269		$8,240
% of Europe revenues	10.9%		12.7%		10.8%		12.4%

All Other	$1,809		$1,765		$3,360		$3,404
% of All Other revenues	17.1%		17.8%		16.0%		17.5%

Total	$25,428	10.0%	$24,161	9.3%	$45,276	9.1%	$40,330	7.9%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Three (3) months ended September 30,				Six (6) months ended September 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$42,714	16.8%	$50,200	19.3%	$89,598	18.0%	$96,365	18.8%
Voice Services	154,277	60.8%	150,811	57.8%	294,307	59.3%	300,798	58.6%
Hotline Services	56,819	22.4%	59,619	22.9%	112,458	22.7%	115,758	22.6%

Total	$253,810	100%	$260,630	100%	$496,363	100%	$512,921	100%

Gross profit
Data Services	$12,879		$14,374		$26,166		$28,551
% of Data Services revenues	30.2%		28.6%		29.2%		29.6%

Voice Services	$52,276		$49,753		$99,474		$100,029
% of Voice Services revenues	33.9%		33.0%		33.8%		33.3%

Hotline Services	$27,902		$28,162		$55,559		$54,939
% of Hotline Services revenues	49.1%		47.2%		49.4%		47.5%

Total	$93,057	36.7%	$92,289	35.4%	$181,199	36.5%	$183,519	35.8%

Second quarter of Fiscal 2009 (“2Q09”) compared to second quarter of Fiscal 2008 (“2Q08”):
Total Revenues
Total revenues for 2Q09 were $253,810, a decrease of 3% compared to total revenues for 2Q08 of $260,630. The Acquired Companies contributed incremental revenue of $18,817 and $0 for 2Q09 and 2Q08, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $1,715 in 2Q09 relative to the U.S. dollar, total revenues would have decreased 10% from $260,630 to $233,278 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 2Q09 were $211,467, a decrease of 3% compared to revenues for 2Q08 of $217,002. The Acquired Companies contributed incremental revenue of $18,817 and $0 for 2Q09 and 2Q08, respectively. Excluding the effects of the acquisitions of the Acquired Companies and the positive exchange rate impact of $8 in 2Q09 relative to the U.S. dollar, North American revenues would have decreased 11% from $217,002 to $192,642. The Company believes that this decrease is primarily due to an approximated $5,000 decrease of Voice Services revenues related to the expected post-merger client attrition from the USA Commercial operations of NextiraOne, LLC, which was acquired in April 2006 (“NextiraOne”), and an approximated $8,000 decrease of Voice Services revenues related to the previously-disclosed termination of the Company’s distribution agreement with Avaya Inc. (“Avaya”), weak general economic conditions that affected client demand for Data Services and a nonrecurring Hotline Services project completed during Fiscal 2008.
Europe
Revenues in Europe for 2Q09 were $31,753, a decrease of 6% compared to revenues for 2Q08 of $33,706. Excluding the positive exchange rate impact of $1,225 in 2Q09 relative to the U.S. dollar, Europe revenues would have decreased 9% from $33,706 to $30,528. The Company believes the decrease is primarily due to weak general economic conditions that affected client demand for its Hotline Services.

All Other
Revenues for All Other for 2Q09 were $10,590, an increase of 7% compared to revenues for 2Q08 of $9,922. Excluding the positive exchange rate impact of $482 in 2Q09 relative to the U.S. dollar, All Other revenues would have increased 2% from $9,922 to $10,108.
Revenue by Service Type
Data Services
Revenues from Data Services for 2Q09 were $42,714, a decrease of 15% compared to revenues for 2Q08 of $50,200. Excluding the positive exchange rate impact of $205 in 2Q09 relative to the U.S. dollar for its International Data Services, Data Services revenues would have decreased 15% from $50,200 to $42,509. The Company believes this decrease is primarily due to weak general economic conditions that affected client demand for these services in its North American segment.
Voice Services
Revenues from Voice Services for 2Q09 were $154,277, an increase of 2% compared to revenues for 2Q08 of $150,811. The Acquired Companies contributed incremental revenue of $18,817 and $0 for 2Q09 and 2Q08, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 10% from $150,811 to $135,460. The Company believes that this decrease is primarily due to an approximated $5,000 decrease of revenues related to the expected post-merger client attrition from the USA Commercial operations of NextiraOne and an approximated $8,000 decrease of revenues related to the previously-disclosed termination of the Company’s distribution agreement with Avaya. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 2Q09 were $56,819, a decrease of 5% compared to revenues for 2Q08 of $59,619. Excluding the positive exchange rate impact of $1,510 in 2Q09 relative to the U.S. dollar for its International Hotline Services, Hotline Service revenues would have decreased 7% from $59,619 to $55,309. The Company believes this decrease is primarily due to weak general economic conditions that affected client demand in its international segments and a nonrecurring project completed during Fiscal 2008 in its North American segment.
Gross profit
Gross profit dollars for 2Q09 were $93,057, an increase of 1% compared to gross profit dollars for 2Q08 of $92,289. Gross profit as a percent of revenues for 2Q09 was 36.7%, an increase of 1.3% compared to gross profit as a percentage of revenues for 2Q08 of 35.4%. The Company believes the percent increase was due primarily to the impact of reduced product cost, increased selling price and product mix in Hotline Services and cost overruns on a domestic Data Services contract coupled with several strategic investments in the Voice Services segment during 2Q08 for which there were no comparable costs during 2Q09.
Gross profit dollars for Data Services for 2Q09 were $12,879, or 30.2% of revenues, compared to gross profit dollars for 2Q08 of $14,374, or 28.6% of revenues. Gross profit dollars for Voice Services for 2Q09 were $52,276, or 33.9% of revenues, compared to gross profit dollars for 2Q08 of $49,753, or 33.0% of revenues. Gross profit dollars for Hotline Services for 2Q09 were $27,902, or 49.1% of revenues, compared to gross profit dollars for 2Q08 of $28,162, or 47.2% of revenues, for the reasons discussed in the preceding paragraph.
Selling, general & administrative expenses
Selling, general & administrative expenses for 2Q09 were $65,729, a decrease of $1,055 compared to Selling, general & administrative expenses for 2Q08 of $66,784. Selling, general & administrative expenses as a percent of revenue for 2Q09 were 25.9% compared to 25.6% for 2Q08. The decrease in Selling, general & administrative expense dollars and increase in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to decreases in historical stock option review costs of $686 and non-cash stock-based compensation expense of $315.
Intangibles amortization
Intangibles amortization for 2Q09 was $1,900, an increase of $556 compared to Intangible amortization for 2Q08 of $1,344. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the first quarter of Fiscal 2008 partially offset by the amortization run-out for certain intangible assets.

Operating income
Operating income for 2Q09 was $25,428, or 10.0% of revenues, an increase of $1,267 compared to Operating income for 2Q08 of $24,161, or 9.3% of revenues.
Interest expense (income), net
Net interest expense for 2Q09 was $2,648 compared to net interest expense for 2Q08 of $6,143. The Company’s interest-rate swap contributed a gain of $169 and a loss of $1,746 for 2Q09 and 2Q08, respectively, due to the change in fair value. Excluding the effect of the interest-rate swap, net interest expense would have decreased $1,580 from $4,397 to $2,817. This decrease in net interest expense is due to a decrease in the weighted-average outstanding debt and weighted-average interest-rate from $249,789 and 6.6%, respectively, for 2Q08 to $221,457 and 3.5%, respectively, for 2Q09.
Provision for income taxes
The tax provision for 2Q09 was $8,218, an effective tax rate of 36.5%. This compares to the tax provision for 2Q08 of $6,781, an effective tax rate of 37.5%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 2Q09 was $14,299, or 5.6% of revenues, compared to Net income for 2Q08 of $11,310, or 4.3% of revenues.
Six-months Fiscal 2009 (“2QYTD09”) compared to Six-months Fiscal 2008 (“2QYTD08”):
Total Revenues
Total revenues for 2QYTD09 were $496,363, a decrease of 3% compared to total revenues for 2QYTD08 of $512,921. The Acquired Companies contributed incremental revenue of $26,710 and $0 for 2QYTD09 and 2QYTD08, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $6,330 in 2QYTD09 relative to the U.S. dollar, total revenues would have decreased 10% from $512,921 to $463,323 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 2QYTD09 were $407,803, a decrease of 4% compared to revenues for 2QYTD08 of $427,004. The Acquired Companies contributed incremental revenue of $26,710 and $0 for 2QYTD09 and 2QYTD08, respectively. Excluding the effects of the acquisitions of the Acquired Companies and the positive exchange rate impact of $518 in 2QYTD09 relative to the U.S. dollar, North American revenues would have decreased 11% from $427,004 to $380,575. The Company believes that this decrease is primarily due to an approximated $14,000 decrease of Voice Services revenues related to the expected post-merger client attrition from the USA Commercial operations of NextiraOne and an approximated $15,000 decrease of Voice Services revenues related to the previously-disclosed termination of the Company’s distribution agreement with Avaya, weak general economic conditions that affected client demand for Data Services and a nonrecurring Hotline Services project completed during Fiscal 2008.
Europe
Revenues in Europe for 2QYTD09 were $67,521, an increase of 2% compared to revenues for 2QYTD08 of $66,505. Excluding the positive exchange rate impact of $4,527 in 2QYTD09 relative to the U.S. dollar, Europe revenues would have decreased 5% from $66,505 to $62,994. The Company believes the decrease is primarily due to weak general economic conditions that affected client demand for its Hotline Services.
All Other
Revenues for All Other for 2QYTD09 were $21,039, an increase of 8% compared to revenues for 2QYTD08 of $19,412. Excluding the positive exchange rate impact of $1,285 in 2QYTD09 relative to the U.S. dollar, All Other revenues would have increased 2% from $19,412 to $19,754.
Revenue by Service Type
Data Services
Revenues from Data Services for 2QYTD09 were $89,598, a decrease of 7% compared to revenues for 2QYTD08 of $96,365. Excluding the positive exchange rate impact of $1,630 in 2QYTD09 relative to the U.S. dollar for its International Data Services, Data Services revenues would have decreased 9% from $96,365 to $87,968. The Company believes this decrease is primarily due to weak general economic conditions that affected client demand for these services in its North American segment.

Voice Services
Revenues from Voice Services for 2QYTD09 were $294,307, a decrease of 2% compared to revenues for 2QYTD08 of $300,798. The Acquired Companies contributed incremental revenue of $26,710 and $0 for 2QYTD09 and 2QYTD08, respectively. Excluding the effects of the acquisitions of the Acquired Companies, Voice Services revenues would have decreased 11% from $300,798 to $267,597. The Company believes that this decrease is primarily due to an approximated $14,000 decrease of revenues related to the expected post-merger client attrition from the USA Commercial operations of NextiraOne and an approximated $15,000 decrease of revenues related to the previously-disclosed termination of the Company’s distribution agreement with Avaya. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 2QYTD09 were $112,458, a decrease of 3% compared to revenues for 2QYTD08 of $115,758. Excluding the positive exchange rate impact of $4,700 in 2QYTD09 relative to the U.S. dollar for its International Hotline Services, Hotline Service revenues would have decreased 7% from $115,758 to $107,758. The Company believes this decrease is primarily due to weak general economic conditions that affected client demand in its international segments and a nonrecurring project completed during Fiscal 2008 in its North American segment.
Gross profit
Gross profit dollars for 2QYTD09 were $181,199, a decrease of 1% compared to gross profit dollars for 2QYTD08 of $183,519. Gross profit as a percent of revenues for 2QYTD09 was 36.5%, an increase of 0.7% compared to gross profit as a percentage of revenues for 2QYTD08 of 35.8%. The Company believes the percent increase was due primarily to the impact of reduced product cost, increased selling price and product mix in Hotline Services and several strategic investments in the Voice Services segment during 2QYTD08 for which there were no comparable costs during 2QYTD09.
Gross profit dollars for Data Services for 2QYTD09 were $26,166, or 29.2% of revenues, compared to gross profit dollars for 2QYTD08 of $28,551, or 29.6% of revenues. Gross profit dollars for Voice Services for 2QYTD09 were $99,474, or 33.8% of revenues, compared to gross profit dollars for 2QYTD08 of $100,029, or 33.3% of revenues. Gross profit dollars for Hotline Services for 2QYTD09 were $55,559, or 49.4% of revenues, compared to gross profit dollars for 2QYTD08 of $54,939, or 47.5% of revenues, for the reasons discussed in the preceding paragraph.
Selling, general & administrative expenses
Selling, general & administrative expenses for 2QYTD09 were $132,197, a decrease of $7,330 compared to Selling, general & administrative expenses for 2QYTD08 of $139,527. Selling, general & administrative expenses as a percent of revenue for 2QYTD09 were 26.6% compared to 27.2% for 2QYTD08. The decrease in Selling, general & administrative expense dollars and decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to restructuring/integration costs of $4,903 incurred during 2QYTD08 for which there was no comparable expense during 2QYTD09 and decreases in non-cash stock-based compensation expense of $1,489 and historical stock option review costs of $686.
Intangibles amortization
Intangibles amortization for 2QYTD09 was $3,726, an increase of $64 compared to intangible amortization for 2QYTD08 of $3,662. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the first quarter of Fiscal 2008 partially offset by the amortization run-out for certain intangible assets.
Operating income
Operating income for 2QYTD09 was $45,276, or 9.1% of revenues, an increase of $4,946 compared to Operating income for 2QYTD08 of $40,330, or 7.9% of revenues.
Interest expense (income), net
Net interest expense for 2QYTD09 was $2,383 compared to net interest expense for 2QYTD08 of $9,423. The Company’s interest-rate swap contributed a gain of $2,877 and a loss of $438 for 2QYTD09 and 2QYTD08, respectively, due to the change in fair value. Excluding the effect of the interest-rate swap, net interest expense would have decreased $3,725 from $8,985 to $5,260. This decrease in net interest expense is due to a decrease in the weighted-average outstanding debt and weighted-average interest-rate from $250,949 and 6.6%, respectively, for 2QYTD08 to $216,384 and 3.6%, respectively, for 2QYTD09.

Provision for income taxes
The tax provision for 2QYTD09 was $15,594, an effective tax rate of 36.5%. This compares to the tax provision for 2QYTD08 of $11,549, an effective tax rate of 37.2%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 2QYTD09 was $27,132, or 5.5% of revenues, compared to Net income for 2QYTD08 of $19,498, or 3.8% of revenues.
Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities during 2QYTD09 was $38,385. Significant factors contributing to the source of cash were: net income of $27,132 inclusive of non-cash charges of $8,599 and $1,382 for amortization / depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $5,321, accounts receivable of $11,804 and the deferred tax provision of $1,903, and increases in accrued compensation and benefits of $1,451 and accrued taxes of $1,366. Significant factors contributing to a use of cash include a non-cash charge of $2,877 for change in fair value of interest rate swap, as well as decreases in accounts payable, deferred revenue and restructuring reserves of $1,716, $1,759 and $4,254, respectively, and an increase in costs in excess of billings of $4,670. Changes in the above accounts are based on average Fiscal 2009 exchange rates.
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
As of September 30, 2008 and 2007, the Company had cash and cash equivalents of $25,802 and $18,220, respectively, working capital of $127,224 and $135,882, respectively, and a current ratio of 1.59 and 1.57, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during 2QYTD09 was $49,875. Significant factors contributing to the cash outflow were: $48,620 to acquire MTS and UCI and $1,524 for gross capital expenditures.
Net cash used by investing activities during 2QYTD08 was $5,090. Significant factors contributing to a use of cash were: $1,926 for gross capital expenditures and $3,215 for holdbacks and contingent fee payments related to prior period acquisitions.
Financing Activities
Net cash provided by financing activities during 2QYTD09 was $10,567. Significant factors contributing to the cash inflow were $12,249 of net borrowings on long-term debt and $545 of proceeds from the exercise of stock options. Significant factors contributing to the cash outflow were $2,102 for the payment of dividends.
Net cash used by financing activities during 2QYTD08 was $5,172. Significant factors contributing to the cash outflow were $8,237 of net payments on long-term debt and $2,104 for the payment of dividends. Significant factors contributing to the cash inflow were $5,170 of proceeds from the exercise of stock options.

Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed charge coverage ratios. As of September 30, 2008, the Company was in compliance with all financial covenants under the Credit Agreement.
As of September 30, 2008, the Company had total debt outstanding of $210,814. Total debt was comprised of $207,605 outstanding under the Credit Agreement, $2,812 of obligations under capital leases and $397 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest-rate on all outstanding debt for the three (3) months ended September 30, 2008 was $244,500, $221,457 and 3.5%, respectively, compared to $270,825, $249,789 and 6.6%, respectively, for the three (3) months ended September 30, 2007. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest-rate on all outstanding debt for the six (6) months ended September 30, 2008 was $244,500, $216,384 and 3.6%, respectively, compared to $270,825, $250,949 and 6.6%, respectively, for the six (6) months ended September 30, 2007.
Dividends
Fiscal 2009
2Q09 - The Company’s Board of Directors (the “Board”) declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,052 and was paid on October 14, 2008 to stockholders of record at the close of business on September 26, 2008.
1Q09 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,051 and was paid on July 14, 2008 to stockholders of record at the close of business on June 30, 2008.
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
While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.
Repurchase of Common Stock
Fiscal 2009
2Q09 - There were no purchases of common stock.
1Q09 - There were no purchases of common stock.
Fiscal 2008
2Q08 - The Company repurchased 28 shares of its common stock for an aggregate purchase price of $1, or an average purchase price per share of $43.00.
1Q08 - There were no repurchases of common stock.

Since the inception of the repurchase program in April 1999 through September 30, 2008, the Company has repurchased 7,626,195 shares of common stock for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of September 30, 2008, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Company’s Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20 million.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007, Fiscal 2008 and Fiscal 2009, and expects to continue to incur additional expenses during the remainder of Fiscal 2009, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board (the “Audit Committee”) of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters. As of September 30, 2008, the total amount of such fees is $7,094, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $332 during the three (3) and six (6) months ended September 30, 2008, respectively and $1,018 during the three (3) and six (6) months ended September 30, 2007, respectively. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
Legal Proceedings
See the matters discussed in Part II, Item 1, “Legal Proceedings,” of this Quarterly Report on Form 10-Q (the “Form 10-Q”), which information is incorporated herein by reference.
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
Critical Accounting Policies/ Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form 10-K. There have been no changes to the Company’s critical accounting policies during the three (3) and six (6) months ended September 30, 2008.
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
See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of recently-issued accounting standards and the related impact on the Company’s consolidated financial statements.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of September 30, 2008, the Company had total long-term obligations of $207,605 under the Credit Agreement. Of the outstanding debt, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement (discussed in more detail below) during Fiscal 2007 and $107,605 was in variable rate obligations. As of September 30, 2008, an instantaneous 100 basis point increase in the interest-rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $273 ($173 net of tax) assuming the Company employed no intervention strategies.
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
As of September 30, 2008, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.0591 to 1.2577 Australian dollar, 1.0025 to 1.0382 Canadian dollar, 4.7422 to 5.0928 Danish krone, 0.6339 to 0.7231 Euro, 10.6507 to 10.6507 Mexican peso, 4.9810 to 5.7921 Norwegian kroner, 0.4899 to 0.5690 Pounds sterling, 6.0053 to 6.7838 Swedish krona, 1.0372 to 1.1258 Swiss franc and 105.47 to 110.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $47,342 and will expire within ten (10) months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisitions of MTS and UCI in Fiscal 2009 prior to September 30, 2008. MTS and UCI represent approximately 6% and 1%, respectively, of the Company’s total assets as of September 30, 2008. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008 excludes an assessment of the internal control over financial reporting of MTS and UCI.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as noted below, there have been no material developments in legal proceedings during the three (3) months ended September 30, 2008. See Part I, Item 3, “Legal Proceedings,” of the Form 10-K for more information regarding legal proceedings as of March 31, 2008.
Regulatory Matters
As previously disclosed, on October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the United States General Services Administration (“GSA”) that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through November 29, 2008 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-JFC, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before April 30, 2009, and the court has entered an order to that effect. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company may incur costs or expenses in relation to this matter that could be material.

Item 4. Submission of Matters to a Vote of Security Holders.
On August 12, 2008, the Company’s stockholders voted on the following three matters at the Company’s annual meeting of the stockholders: (i) the election of directors; (ii) the approval of the 2008 Long-Term Incentive Plan; and (iii) the ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ending March 31, 2009. Out of the 17,516,305 shares of common stock outstanding as of the record date for the annual meeting of June 16, 2008, 16,054,401 shares were present at the meeting.
(i) Each of the Company’s nominees for director was elected at the annual meeting by the following vote:

	Shares	Shares
	Voted For	Withheld

William F. Andrews	14,527,186	1,527,215
R. Terry Blakemore	15,568,434	485,967
Richard L. Crouch	14,204,006	1,850,395
Thomas W. Golonski	14,203,830	1,850,571
Thomas G. Greig	14,123,444	1,930,957
Edward A. Nicholson, Ph.D.	15,020,031	1,034,370

(ii)  The 2008 Long-Term Incentive Program was approved by the following vote:

Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Votes

10,890,198	4,409,440	5,623	749,140

(iii)	The appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ending March 31, 2009 was ratified by the following vote:

Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Votes

15,824,489	221,288	8,624	0

Item 6. Exhibits.

Exhibit
Number	Description

10.1	Black Box Corporation 2008 Long-Term Incentive Plan (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.

(2)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2008	BLACK BOX CORPORATION
/s/ Michael McAndrew
Michael McAndrew, Vice President, Chief
Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Black Box Corporation 2008 Long-Term Incentive Plan (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.

(2)	Filed herewith.