Form 10-Q
period 2008-12-27
BLACK BOX CORP
filed 2009-02-05
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 29, 2009, there were 17,533,305 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 27, 2008
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 27, 2008
In thousands, except par value	(Unaudited)	March 31, 2008*

Assets
Cash and cash equivalents	$22,557	$26,652
Accounts receivable, net of allowance for doubtful accounts of $11,023 and $12,612	161,358	162,289
Inventories, net	61,760	67,537
Costs/estimated earnings in excess of billings on uncompleted contracts	68,546	58,611
Prepaid and other current assets	29,882	31,529

Total current assets	344,103	346,618

Property, plant and equipment, net	30,305	32,822
Goodwill	619,361	586,856
Intangibles
Customer relationships, net	101,267	67,331
Other intangibles, net	38,729	32,524
Other assets	2,907	7,700

Total assets	$1,136,672	$1,073,851

Liabilities
Accounts payable	$76,010	$71,670
Accrued compensation and benefits	27,871	22,654
Deferred revenue	35,738	37,467
Billings in excess of costs/estimated earnings on uncompleted contracts	19,330	19,946
Income taxes	13,417	13,810
Other liabilities	46,104	47,040

Total current liabilities	218,470	212,587

Long-term debt	245,185	195,904
Other liabilities	26,126	25,086

Total liabilities	489,781	433,577

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	--	--
Common stock authorized 100,000, par value $.001, 17,533 and 17,516 shares outstanding	25	25
Additional paid-in capital	445,027	443,380
Retained earnings	513,725	479,921
Accumulated other comprehensive income	11,209	40,043
Treasury stock, at cost 7,626 and 7,626 shares	(323,095)	(323,095)

Total stockholders’ equity	646,891	640,274

Total liabilities and stockholders’ equity	$1,136,672	$1,073,851

* Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended		Nine (9) months ended
	December 27 and 29,		December 27 and 29,
In thousands, except per share amounts	2008	2007	2008	2007

Revenues
Hotline products	$51,550	$59,269	$164,008	$175,027
On-Site services	210,303	199,055	594,208	596,218

Total	261,853	258,324	758,216	771,245

Cost of sales
Hotline products	27,380	30,891	84,279	91,710
On-Site services	143,555	133,312	401,820	401,895

Total	170,935	164,203	486,099	493,605

Gross profit	90,918	94,121	272,117	277,640

Selling, general & administrative expenses	66,085	68,522	198,282	208,049
Intangibles amortization	3,261	1,382	6,987	5,044

Operating income	21,572	24,217	66,848	64,547

Interest expense (income), net	5,722	5,780	8,105	15,203
Other expenses (income), net	376	(16)	543	(156)

Income before provision for income taxes	15,474	18,453	58,200	49,500

Provision for income taxes	5,647	7,112	21,241	18,661

Net income	$9,827	$11,341	$36,959	$30,839

Earnings per common share
Basic	$0.56	$0.64	$2.11	$1.75

Diluted	$0.56	$0.64	$2.11	$1.74

Weighted-average common shares outstanding
Basic	17,533	17,683	17,525	17,601

Diluted	17,533	17,742	17,525	17,689

Dividends per share	$0.06	$0.06	$0.18	$0.18

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine (9) months ended December 27 and 29,
In thousands	2008	2007

Operating Activities
Net income	$36,959	$30,839
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	14,433	13,464
Loss (gain) on sale of property	(84)	441
Deferred taxes	(90)	4,110
Tax impact from stock options	1,135	4,320
Stock compensation expense	2,237	2,719
Change in fair value of interest-rate swap	(441)	2,021
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	14,484	(13,493)
Inventories, net	5,185	705
All other current assets excluding deferred tax asset	(11,626)	9,759
Liabilities exclusive of long-term debt	(10,429)	(18,149)

Net cash provided by (used for) operating activities	$51,763	$36,736

Investing Activities
Capital expenditures	$(1,853)	$(2,412)
Capital disposals	168	86
Acquisition of businesses (payments)/recoveries	(96,534)	(10,657)
Prior merger-related (payments)/recoveries	(262)	(2,196)

Net cash provided by (used for) investing activities	$(98,481)	$(15,179)

Financing Activities
Proceeds from borrowings	$237,662	$153,275
Repayment of borrowings	(190,379)	(172,378)
Proceeds from the exercise of stock options	545	5,172
Deferred financing costs	(125)	--
Payment of dividends	(3,154)	(3,165)
Purchase of treasury stock	--	(3)
Net cash provided by (used for) financing activities	$44,549	$(17,099)
Foreign currency exchange impact on cash	$(1,926)	$(1,506)

Increase / (decrease) in cash and cash equivalents	$(4,095)	$2,952
Cash and cash equivalents at beginning of period	$26,652	$17,157

Cash and cash equivalents at end of period	$22,557	$20,109

Supplemental Cash Flow:
Cash paid for interest	$8,665	$13,505
Cash paid for income taxes	20,474	14,535
Non-cash financing activities:
Dividends payable	1,052	1,061
Capital leases	799	669

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box” or the “Company”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. With more than 3,000 professional technical experts and 191 offices, as of December 27, 2008, Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2008 and 2007 were December 27, 2008 and December 29, 2007. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three (3) and nine (9) months ended December 31, 2008.
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
The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of the interest-rate swap (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Accounts receivable, Accounts payable and Long-term debt approximates the carrying value due to the relatively short maturity of such instruments. There have been no changes in the Company’s valuation techniques used to measure fair values during the three (3) and nine (9) months ended December 31, 2008. See “Recent Accounting Pronouncements” within this Note 2 and Note 14 for further reference.
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
In October, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”) which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

Business Combinations
In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) requires, among other things, that acquisition-related costs be recognized separately from the acquisition. For the Company, SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009. SFAS 141(R) may have a material impact on business combinations after adoption. The impact from application of SFAS 141(R) will depend on the facts and circumstances of the business combinations after adoption.
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
Derivative Disclosures
In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.
Useful lives of Intangible Assets
In April, 2008, the FASB issued FSP FASB 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and expands the disclosure requirements of SFAS 142. The provisions of SFAS 142-3 are effective for the Company as of April 1, 2009. The provisions of SFAS 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is evaluating the impact of the adoption of SFAS 142-3 on its consolidated financial statements.
Generally Accepted Accounting Principles Hierarchy
In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company believes the adoption of SFAS 162 will not have a material impact on the Company’s consolidated financial statements.
Postretirement Benefit Plan Assets
In December, 2008, the FASB issued FSP FASB 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“SFAS 132R-1”). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. SFAS 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is evaluating the impact of the adoption of SFAS 132R-1 on its consolidated financial statements.
Note 3: Inventories
The Company’s inventories consist of the following:

	December 31, 2008	March 31, 2008

Raw materials	$1,608	$1,736
Finished goods	80,811	86,174

Subtotal	82,419	87,910
Excess and obsolete inventory reserves	(20,659)	(20,373)

Inventory, net	$61,760	$67,537

Note 4: Goodwill
The following table summarizes changes to Goodwill at the Company’s reporting units for the nine (9) months ended December 31, 2008:

	North America	Europe	All Other	Total

Balance as of March 31, 2008	$502,517	$82,022	$2,317	$586,856
Currency translation	14	(14,597)	(314)	(14,897)
Current period acquisitions (Note 8)	45,272	--	--	45,272
Prior period acquisitions	2,130	--	--	2,130

Balance as of December 31, 2008	$549,933	$67,425	$2,003	$619,361

As disclosed in the Form 10-K, the Company’s Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and Management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. If the Company’s estimates and assumptions used in the discounted cash flow valuation model should prove inaccurate at some future date, the results of operations for the period could be materially affected by an impairment of Goodwill. The Company recently conducted its annual impairment assessment during the third quarter of Fiscal 2009, using data as of September 27, 2008, and concluded that no impairment existed.
Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	December 31, 2008			March 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$14,511	$5,879	$8,632	$9,776	$4,991	$4,785
Customer relationships	114,137	12,870	101,267	75,526	8,195	67,331
Acquired backlog	14,230	11,872	2,358	10,862	10,862	--

Total	$142,878	$30,621	$112,257	$96,164	$24,048	$72,116

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$178,870	$38,874	$139,996	$132,156	$32,301	$99,855

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets for the nine (9) months ended December 31, 2008:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2008	$27,739	$4,785	$67,331	$99,855
Amortization expense	--	(2,312)	(4,675)	(6,987)
Currency translation	--	(52)	--	(52)
Current period acquisitions (Note 8)	--	9,281	42,316	51,597
Prior period acquisitions	--	(712)	(3,705)	(4,417)

Balance at December 31, 2008	$27,739	$10,990	$101,267	$139,996

Intangibles amortization was $3,261 and $1,382 for the three (3) months ended December 31, 2008 and 2007, respectively, and $6,987 and $5,044 for the nine (9) months ended December 31, 2008 and 2007, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2009 (see Note 8). Intangibles amortization for Fiscal 2009 acquisitions are based on preliminary allocations of purchase price and is dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.

The following table details the estimated Intangibles amortization expense for the remainder of Fiscal 2009, each of the succeeding four fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of December 31, 2008 that are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2009	$3,765
2010	12,259
2011	10,274
2012	9,844
2013	9,385
Thereafter	66,730

Total	$112,257

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	December 31, 2008	March 31, 2008

Revolving credit agreement	$243,414	$194,470
Capital lease obligations	2,816	2,261
Other	204	562

Total debt	$246,434	$197,293
Less: current portion (included in Other liabilities)	(1,249)	(1,389)

Long-term debt	$245,185	$195,904

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2008, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended December 31, 2008 was $277,735, $259,060 and 3.8%, respectively, compared to $256,830, $245,209 and 6.3%, respectively, for the three (3) months ended December 31, 2007. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine (9) months ended December 31, 2008 was $277,735, $230,719 and 3.7%, respectively, compared to $270,825, $249,036 and 6.5%, respectively, for the nine (9) months ended December 31, 2007.
Capital lease obligations
The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest rates ranging from 3.2% to 11.7%.
Other
Other debt is comprised of other third-party, non-employee loans. The loans have remaining terms of less than one to four years with interest rates ranging from 0.0% to 8.2%.
Unused available borrowings
As of December 31, 2008, the Company had $5,304 outstanding in letters of credit and $101,282 available under the Credit Agreement.

Note 7: Derivative Instruments and Hedging Activities
Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of December 31, 2008, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. The contracts had a notional amount of $48,800 and will expire within seven (7) months.
The Company recorded unrecognized losses of $337 ($205 net of tax) and $108 ($66 net of tax) as of December 31, 2008 and March 31, 2008, respectively, in Accumulated Other Comprehensive Income (“AOCI”) within the Company’s Consolidated Balance Sheets related to all open foreign currency contracts and the related underlying hedged forecasted transaction on those respective dates. Unrecognized gains and losses are expected to be credited to earnings over the life of the maturing contracts as the hedged forecasted transaction occurs and it is expected that those gains and losses will be offset by currency gains and losses on the items being hedged.
The Company recognized gains of $55 ($34 net of tax) and $251 ($153 net of tax) for the three (3) months ended December 31, 2008 and 2007, respectively, and gains of $64 ($39 net of tax) and $76 ($45 net of tax) for the nine (9) months ended December 31, 2008 and 2007, respectively, related to foreign currency transactions. There was no hedge ineffectiveness for the nine (9) months ended December 31, 2008 and 2007, respectively.
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
On July 26, 2006, the Company entered into a five-year interest-rate swap (“interest-rate swap”) which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The interest-rate swap has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. The Company recognizes gains/losses related to the change in fair value of the interest-rate swap which is included in Interest expense (income) within the Company’s Consolidated Statements of Income. The Company recognized losses of $2,436 and $1,583 for the three (3) months ended December 31, 2008 and 2007, respectively, and a gain of $441 and a loss of $2,021 for the nine (9) months ended December 31, 2008 and 2007, respectively, related to the change in fair value of the interest-rate swap. The Company recorded a liability of $5,870 and $6,311 as of December 31, 2008 and March 31, 2008, respectively, related to the cumulative change in fair value of the interest-rate swap, on those respective dates, which is a long-term liability recorded in Other liabilities within the Company’s Consolidated Balance Sheets.
Note 8: Acquisitions
Fiscal 2009 acquisitions:
During the third quarter of Fiscal 2009, the Company acquired Network Communications Technologies, Inc. (“NCT”), a privately-held company based out of Charlotte, NC. NCT has an active customer base which includes commercial, education and various government agency accounts. In connection with the NCT acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements which the Company estimates are to be amortized over a period of two to 15 years.
Also, during the third quarter of Fiscal 2009, the Company acquired ACS Communications, Inc. (“ACS”), a privately-held company based out of Austin, TX. ACS has an active customer base which includes commercial, education and various government agency accounts. In connection with the ACS acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements which the Company estimates are to be amortized over a period of five to 15 years.
During the second quarter of Fiscal 2009, the Company acquired Mutual Telecom Services Inc. (“MTS”), a privately-held company based out of Needham, MA. MTS is a global telecommunications services and solutions provider primarily servicing clients in the Department of Defense and other federal agencies. In connection with the MTS acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships, non-compete agreements and backlog which the Company estimates are to be amortized over a period of one to 15 years.

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
The acquisitions of NCT, ACS, MTS and UCI, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
Fiscal 2008 acquisitions:
During the fourth quarter of Fiscal 2008, the Company acquired BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region (“AT&T’s southeast NEC TDM business”). In connection with the acquisition of AT&T’s southeast NEC TDM business, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the estimated fair market value of acquired customer relationships which the Company estimates are to be amortized over a period of five years.
During the third quarter of Fiscal 2008, the Company acquired B & C Telephone, Inc. (“B&C”), a privately-held company based out of Spokane, Washington. B&C has an active customer base which includes commercial, financial, healthcare and various government agency accounts. In connection with the B&C acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements which the Company estimates are to be amortized over a period of five to 15 years.
The acquisitions of B&C and AT&T’s southeast NEC TDM business, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
As disclosed above, the allocation of the purchase price for NCT, ACS, MTS, UCI and AT&T’s southeast NEC TDM business is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
The results of operations of NCT, ACS, MTS, UCI, AT&T’s southeast NEC TDM business and B&C are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
Note 9: Restructuring
The Company has incurred and continues to incur costs related to facility consolidations, such as idle facility rent obligations and the write-off of leasehold improvements, and employee severance (collectively referred to as “restructuring charges”) in an attempt to right-size the organization and more appropriately align the expense structure with anticipated revenues and changing market demand for its solutions and services. Employee severance is generally payable within the next six (6) months with certain facility costs extending through Fiscal 2014.
The Company incurred restructuring charges of $1,697 and $1,374 for the three (3) months ended December 31, 2008 and 2007, respectively, and $2,720 and $4,965 for the nine (9) months ended December 31, 2008 and 2007, respectively. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income.
The following table summarizes the changes to the restructuring reserve for the nine (9) months ended December 31, 2008:

	Employee Severance	Facility Closures	Total

Balance at March 31, 2008	$2,438	$10,154	$12,592
Restructuring charge	2,720	--	2,720
Acquisition adjustments	230	--	230
Cash expenditures	(3,472)	(4,130)	(7,602)

Balance at December 31, 2008	$1,916	$6,024	$7,940

Of the $7,940 above, $5,038 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended December 31, 2008.

Note 10: Income Taxes
The Company recorded tax expense of $5,647, an effective tax rate of 36.5%, and $7,112, an effective tax rate of 38.5%, for the three (3) months ended December 31, 2008 and 2007, respectively, and $21,241, an effective tax rate of 36.5%, and $18,661, an effective tax rate of 37.7%, for the nine (9) months ended December 31, 2008 and 2007, respectively. The effective rate for the nine (9) months ended December 31, 2008 of 36.5% differs from the federal statutory rate primarily due to state income taxes and interest and penalties related to uncertain income tax positions accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” partially offset by foreign earnings taxed at a lower statutory rate and foreign currency exchange effects on previously-taxed income.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
During Fiscal 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for Fiscal 2006 and continued its examination of the Company’s U.S. federal income tax return for Fiscal 2004 and Fiscal 2005. The IRS has proposed adjustments to the Company’s filing position in connection with these examinations which are currently being reviewed by the Company. It is reasonably possible that the total amount of recognized and unrecognized benefits may change. Any adjustment to the unrecognized tax benefits would impact the effective tax rate. The Company cannot make an estimate of the impact on the effective rate for any potential adjustment at this time.
Fiscal 2008 and Fiscal 2007 remains open to examination by the IRS. Fiscal 2004 through Fiscal 2008 remain open to examination by state and foreign taxing jurisdictions.
Note 11: Stock-based Compensation
Stock-based compensation plans
On August 12, 2008 (the “Effective Date”), the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the “Incentive Plan”) which is designed to advance the Company’s interests and the interests of Company’s stockholders by providing incentives to certain employees, directors, consultants, independent contractors and persons to whom an offer of employment has been extended by the Company (hereinafter referred to as “Eligible Persons”). The Incentive Plan replaced the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”), on the Effective Date. Stock option grants under the Employee Plan and the Director Plan, prior to the effective date of the Incentive Plan, remain outstanding and will continue to be administered in accordance with the terms of their respective plans and plan agreements.
Awards (as defined below) under the Incentive Plan may include, but need not be limited to, one or more of the following types, either alone or in any combination thereof: (i) stock options, (ii) stock appreciation rights (“SARs”), (iii) restricted stock, (iv) restricted stock units, (v) performance grants, (vi) other share-based awards and (vii) any other type of award deemed by the Committee (as defined below), in its sole discretion, to be consistent with the purposes of the Incentive Plan (hereinafter referred to as “Awards”).
The Incentive Plan will be administered by the Compensation Committee of the Board of Directors of the Company (the “Board”), or any successor thereto, or such other committee of the Board as is appointed by the Board to administer the Incentive Plan (hereinafter referred to as the “Committee”). The Committee will have all the powers vested in it by the terms of the Incentive Plan, such powers to include the exclusive authority to select the Eligible Persons to be granted Awards under the Incentive Plan, to determine the type, size, terms and conditions of the Award to be made to each Eligible Person selected, to modify or waive (with certain limitations specified in the Incentive Plan) the terms and conditions of any Award that has been granted, to determine the time when Awards will be granted, to establish performance objectives, to make any adjustments necessary or desirable as a result of the granting of Awards to Eligible Persons located outside the United States and to prescribe the form of the agreements evidencing Awards made under the Incentive Plan.
The maximum aggregate number of shares of Company common stock, par value $.001 (the “common stock”), available for issuance under Awards granted under the Incentive Plan, shall be 900,000 plus the number of shares that remain available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of December 31, 2008.

Shares in thousands	Shares

Shares initially authorized under the Incentive Plan	900

Number of shares that remain available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888

Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through December 31, 2008	283

Shares authorized for grant under the Incentive Plan as of December 31, 2008	2,071

As of December 31, 2008, the Company has granted only stock options. Those stock option grants generally become exercisable in equal amounts over a three-year period and have a contractual life of ten (10) years from the grant date. The Company recognized stock-based compensation expense related to stock option grants of $855 ($543 net of tax) or $0.03 per diluted share and $98 ($60 net of tax) or $0.01 per diluted share for the three (3) months ended December 31, 2008 and 2007, respectively, and $2,237 ($1,421 net of tax) or $0.08 per diluted share and $2,970 ($1,850 net of tax) or $0.10 per diluted share for the nine (9) months ended December 31, 2008 and 2007, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
The following table summarizes the Company’s stock option activity for the nine (9) months ended December 31, 2008:

	Nine (9) months ended December 31, 2008
		Weighted-Average
		Exercise Price (per
Shares in thousands	Shares	share)

Outstanding at March 31, 2008	2,584	$40.27
Granted	1,083	28.87
Exercised	(17)	32.00
Forfeited or cancelled	(317)	42.16

Outstanding at December 31, 2008	3,333	$36.43
Exercisable at December 31, 2008	2,235	$40.06
Weighted-average fair value of options granted during the period		$8.68

The Company granted stock options for 1,083,000 shares of the common stock during the nine (9) months ended December 31, 2008. The weighted-average fair value of stock options granted was based on the Black-Scholes option pricing model using the following weighted-average assumptions.

Fiscal 2009

Expected life (in years)	4.8
Risk free interest rate	3.4%
Annual forfeiture rate	2.4%
Volatility	30.5%
Dividend yield	0.7%

The following table summarizes certain information regarding the Company’s non-vested shares during the nine (9) months ended December 31, 2008.

		Weighted-
		Average Grant-
Shares in thousands	Shares	Date Fair Value

Non-vested as of March 31, 2008	85	$18.35
Granted	1,083	8.68
Forfeited	(5)	9.21
Vested	(65)	18.48

Non-vested as of December 31, 2008	1,098	$8.84

The following table summarizes certain information regarding the Company’s outstanding stock options at December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Intrinsic		Remaining	average	Intrinsic
Range of Exercise	Shares	Contractual	Exercise	Value	Shares	Contractual	Exercise	Value
Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Life (Years)	Price	(000’s)

$26.60 - $33.25	1,111	9.3	$28.88	$--	33	3.9	$29.30	$--
$33.25 - $39.90	1,199	6.5	38.04	--	1,179	6.5	38.03	--
$39.90 - $46.55	989	3.0	42.32	--	989	3.0	42.32	--
$46.55 - $53.20	15	2.0	50.72	--	15	2.0	50.72	--
$53.20 - $59.85	17	1.4	58.15	--	17	1.4	58.15	--
$59.85 - $66.50	2	1.0	63.22	--	2	1.0	63.22	--

$26.60 - $66.50	3,333	6.3	$36.43	$--	2,235	4.8	$40.06	$--

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on December 26, 2008 of $22.82, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2008, there was $7,339 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 3.0 years.
Section 409A Payments
As previously disclosed, with respect to certain employees who exercised stock options during calendar year 2006 which were subject to adverse income taxation under Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended, the Company made a cash payment of approximately $626 to such employees in December 2008. This cash payment includes amounts to compensate such employees for the additional Section 409A taxes that they will be required to pay as well as an amount to gross-up such amount for the additional income and payroll taxes owed on such payments. This payment was recorded as expense during prior periods.
Note 12: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the three (3) and nine (9) months ended December 31, 2008 and 2007 (share numbers in thousands):

	Three (3) months ended		Nine (9) months ended
	December 31,		December 31,
	2008	2007	2008	2007

Net income	$9,827	$11,341	$36,959	$30,839

Weighted-average common shares outstanding (basic)	17,533	17,683	17,525	17,601
Effect of dilutive securities from employee stock options	--	59	--	88

Weighted-average common shares outstanding (diluted)	17,533	17,742	17,525	17,689

Basic earnings per common share	$0.56	$0.64	$2.11	$1.75

Dilutive earnings per common share	$0.56	$0.64	$2.11	$1.74

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,332,957 and 2,206,313 non-dilutive stock options outstanding for the three (3) months ended December 31, 2008 and 2007, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation. There were 2,250,587 and 2,171,313 non-dilutive stock options outstanding for the nine (9) months ended December 31, 2008 and 2007, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Comprehensive income and AOCI
The following table details the computation of comprehensive income for the three (3) and nine (9) months ended December 31, 2008 and 2007:

	Three (3) months ended		Nine (9) months ended
	December 31,		December 31,
	2008	2007	2008	2007

Net income	$9,827	$11,341	$36,959	$30,839

Foreign currency translation adjustment	(15,815)	1,021	(28,696)	9,323
Net change in fair value of cash flow hedging instruments	(403)	81	(99)	(342)
Amounts reclassified into results of operations	(33)	(153)	(39)	(45)

Other comprehensive income (loss)	$(16,251)	$949	$(28,834)	$8,936

Comprehensive income (loss)	$(6,424)	$12,290	$8,125	$39,775

The components of AOCI consisted of the following as of December 31, 2008 and March 31, 2008:

	December 31, 2008	March 31, 2008

Foreign currency translation adjustment	$11,887	$40,583
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges	(204)	(66)
Unrecognized gain on defined benefit pension	(474)	(474)

Accumulated other comprehensive income	$11,209	$40,043

The change in Foreign currency translation adjustment from March 31, 2008 to December 31, 2008 is due to the translation of certain balance sheet accounts from all foreign currencies to the United States Dollar.
Note 14: Fair Value Disclosures
As discussed in Note 2, the Company adopted SFAS 157 on April 1, 2008 with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Foreign currency contracts	$--	$357	$--	$357

	Liabilities at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Foreign currency contracts	$--	$5,867	$--	$5,867
Interest-rate swap	--	5,870	--	5,870

Total	$--	$11,737	$--	$11,737

Note 15: Commitments and Contingencies
Regulatory Matters
As previously disclosed, on October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the United States General Services Administration (“GSA”) that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through March 27, 2009 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.

On January 26, 2009, the Company received a “Wells Notice” from the SEC in connection with the previously-disclosed investigation by the staff of the SEC’s Division of Enforcement (the “Staff”). The Wells Notice provides the Company with notification that the Staff intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws arising from certain historical stock option practices. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to respond before the Staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. In connection with this contemplated action, the Staff may seek a permanent civil injunction and civil penalties. The Company continues to cooperate with the Staff with respect to the alleged violations and possible resolution of the matters in question.
At the conclusion of these matters, the Company could be subject to damages, penalties or other costs, either through settlement or judgment, which could be material.
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
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007, Fiscal 2008 and Fiscal 2009, and expects to continue to incur additional expenses during the remainder of Fiscal 2009, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board (the “Audit Committee”) of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters. As of December 31, 2008, the total amount of such fees is $7,182, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $88 and $134 during the three (3) months ended December 31, 2008 and 2007, respectively, and $420 and $1,152 during the nine (9) months ended December 31, 2008 and 2007, respectively. These expenses are recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
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
The following table presents financial information about the Company’s reportable segments by geographic region for the three (3) and nine (9) months ended December 31, 2008 and 2007:

	Three (3) months ended		Nine (9) months ended
	December 31,		December 31,
	2008	2007	2008	2007

North America
Revenues	$223,820	$210,635	$631,623	$637,639
Operating income	17,267	16,280	51,914	44,966
Depreciation	2,445	2,602	7,014	8,008
Intangibles amortization	3,244	1,356	6,924	4,965
Assets (as of December 31)	1,054,408	992,713	1,054,408	992,713

Europe
Revenues	$28,591	$37,303	$96,112	$103,808
Operating income	2,882	5,966	10,151	14,206
Depreciation	95	107	337	327
Intangibles amortization	13	15	50	47
Assets (as of December 31)	131,653	151,333	131,653	151,333

All Other
Revenues	$9,442	$10,386	$30,481	$29,798
Operating income	1,423	1,971	4,783	5,375
Depreciation	33	28	95	85
Intangibles amortization	4	11	13	32
Assets (as of December 31)	20,761	20,583	20,761	20,583

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007

Segment assets for North America, Europe and All Other	$1,206,822	$1,164,629
Corporate eliminations	(70,150)	(70,906)

Total consolidated assets	$1,136,672	$1,093,723

The following table presents financial information about the Company by service type for the three (3) and nine (9) months ended December 31, 2008 and 2007:

	Three (3) months ended		Nine (9) months ended
	December 31,		December 31,
	2008	2007	2008	2007

Data Services
Revenues	$52,238	$50,474	$141,836	$146,839
Gross profit	15,247	15,911	41,413	44,462

Voice Services
Revenues	$158,065	$148,581	$452,372	$449,379
Gross profit	51,501	49,832	150,975	149,861

Hotline Services
Revenues	$51,550	$59,269	$164,008	$175,027
Gross profit	24,170	28,378	79,729	83,317

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) and nine (9) months ended December 31, 2008 and 2007 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box” or the “Company”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2008 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of December 31, 2008 and 2007 were December 27, 2008 and December 29, 2007. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communication systems. The Company’s service offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communication systems. The Company’s primary service offering is voice solutions, while providing premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompasses all major voice and data manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. With more than 3,000 professional technical experts and 191 offices, as of December 31, 2008, Black Box serves more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Company management (“Management”) is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2007 through December 31, 2008 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services and North America Data Services for the periods under review. Fiscal 2009 acquisitions include (i) Network Communications Technologies, Inc. (“NCT”), (ii) ACS Communications, Inc. (“ACS”), (iii) Mutual Telecom Services Inc. (“MTS”) and (iv) UCI Communications LLC (“UCI”). Fiscal 2008 acquisitions include (i) B & C Telephone, Inc. (“B&C”) and (ii) BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region (“AT&T’s southeast NEC TDM business”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., stock-based compensation expense and expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the current and an estimate of these future expenses for Fiscal 2009 (by quarter) based on information available to the Company as of December 31, 2008.

	1Q09	2Q09	3Q09	4Q09	Fiscal 2009

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$448	$448	$485	$476	$1,857
Stock-based compensation expense	542	840	855	843	3,080

Total	990	1,288	1,340	1,319	4,937

Intangibles amortization
Amortization of intangible assets on acquisitions	1,791	1,864	3,231	3,747	10,633

Total	$2,781	$3,152	$4,571	$5,066	$15,570

The following table is included to provide a schedule of these expenses during Fiscal 2008 (by quarter).

	1Q08	2Q08	3Q08	4Q08	Fiscal 2008

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$659	$448	$457	$614	$2,178
Stock-based compensation expense	1,716	1,155	(152)	498	3,217

Total	2,375	1,603	305	1,112	5,395

Intangibles amortization
Amortization of intangible assets on acquisitions	2,269	1,298	1,335	1,599	6,501

Total	$4,644	$2,901	$1,640	$2,711	$11,896

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended December 31,				Nine (9) months ended December 31,
	2008		2007		2008		2007
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
North America	$223,820	85.5%	$210,635	81.5%	$631,623	83.3%	$637,639	82.7%
Europe	28,591	10.9%	37,303	14.5%	96,112	12.7%	103,808	13.4%
All Other	9,442	3.6%	10,386	4.0%	30,481	4.0%	29,798	3.9%

Total	$261,853	100%	$258,324	100%	$758,216	100%	$771,245	100%

Operating income
North America	$17,267		$16,280		$51,914		$44,966
% of North America revenues	7.7%		7.7%		8.2%		7.1%

Europe	$2,882		$5,966		$10,151		$14,206
% of Europe revenues	10.1%		16.0%		10.6%		13.7%

All Other	$1,423		$1,971		$4,783		$5,375
% of All Other revenues	15.1%		19.0%		15.7%		18.0%

Total	$21,572	8.2%	$24,217	9.4%	$66,848	8.8%	$64,547	8.4%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Three (3) months ended December 31,				Nine (9) months ended December 31,
	2008		2007		2008		2007
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$52,238	19.9%	$50,474	19.5%	$141,836	18.7%	$146,839	19.0%
Voice Services	158,065	60.4%	148,581	57.5%	452,372	59.7%	449,379	58.3%
Hotline Services	51,550	19.7%	59,269	22.9%	164,008	21.6%	175,027	22.7%

Total	$261,853	100%	$258,324	100%	$758,216	100%	$771,245	100%

Gross profit
Data Services	$15,247		$15,911		$41,413		$44,462
% of Data Services revenues	29.2%		31.5%		29.2%		30.3%

Voice Services	$51,501		$49,832		$150,975		$149,861
% of Voice Services revenues	32.6%		33.5%		33.4%		33.3%

Hotline Services	$24,170		$28,378		$79,279		$83,317
% of Hotline Services revenues	46.9%		47.9%		48.6%		47.6%

Total	$90,918	34.7%	$94,121	36.4%	$272,117	35.9%	$277,640	36.0%

Third quarter of Fiscal 2009 (“3Q09”) compared to third quarter of Fiscal 2008 (“3Q08”):
Total Revenues
Total revenues for 3Q09 were $261,853, an increase of 1% compared to total revenues for 3Q08 of $258,324. The Acquired Companies contributed incremental revenue of $31,815 and $3,293 for 3Q09 and 3Q08, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $5,514 in 3Q09 relative to the U.S. dollar, total revenues would have decreased 8% from $255,031 to $235,552 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 3Q09 were $223,820, an increase of 6% compared to revenues for 3Q08 of $210,635. The Acquired Companies contributed incremental revenue of $31,815 and $3,293 for 3Q09 and 3Q08, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,150 in 3Q09 relative to the U.S. dollar, North American revenues would have decreased 7% from $207,342 to $193,155. The Company believes that this decrease is primarily due to an approximated $6,000 decrease of Voice Services revenues related to the previously-disclosed termination of the Company’s distribution agreement with Avaya Inc. (“Avaya”) and weaker general economic conditions that affected client demand for Data Services and Hotline Services.
Europe
Revenues in Europe for 3Q09 were $28,591, a decrease of 23% compared to revenues for 3Q08 of $37,303. Excluding the negative exchange rate impact of $4,448 in 3Q09 relative to the U.S. dollar, Europe revenues would have decreased 11% from $37,303 to $33,039. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Hotline Services.
All Other
Revenues for All Other for 3Q09 were $9,442, a decrease of 9% compared to revenues for 3Q08 of $10,386. Excluding the positive exchange rate impact of $84 in 3Q09 relative to the U.S. dollar, All Other revenues would have decreased 10% from $10,386 to $9,358.

Revenue by Service Type
Data Services
Revenues from Data Services for 3Q09 were $52,238, an increase of 3% compared to revenues for 3Q08 of $50,474. The Acquired Companies contributed incremental revenue of $12,626 and $0 for 3Q09 and 3Q08, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $2,749 in 3Q09 relative to the U.S. dollar for its International Data Services, Data Services revenues would have decreased 16% from $50,474 to $42,361. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services in its North American segment.
Voice Services
Revenues from Voice Services for 3Q09 were $158,065, an increase of 6% compared to revenues for 3Q08 of $148,581. The Acquired Companies contributed incremental revenue of $19,189 and $3,293 for 3Q09 and 3Q08, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 4% from $145,288 to $138,876. The Company believes that this decrease is primarily due to an approximated $6,000 decrease of revenues related to the previously-disclosed termination of the Company’s distribution agreement with Avaya. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 3Q09 were $51,550, a decrease of 13% compared to revenues for 3Q08 of $59,269. Excluding the negative exchange rate impact of $2,765 in 3Q09 relative to the U.S. dollar for its International Hotline Services, Hotline Service revenues would have decreased 8% from $59,269 to $54,315. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services.
Gross profit
Gross profit dollars for 3Q09 were $90,918, a decrease of 3% compared to gross profit dollars for 3Q08 of $94,121. Gross profit as a percent of revenues for 3Q09 was 34.7%, a decrease of 1.7% compared to gross profit as a percentage of revenues for 3Q08 of 36.4%. The Company believes the dollar and percent decrease was due primarily to the impact of a higher mix of lower margin projects recognized in its Voice Services segment, pricing pressures in its Data Services segment and product mix and client mix in its Hotline Services segment.
Gross profit dollars for Data Services for 3Q09 were $15,247, or 29.2% of revenues, compared to gross profit dollars for 3Q08 of $15,911, or 31.5% of revenues. Gross profit dollars for Voice Services for 3Q09 were $51,501, or 32.6% of revenues, compared to gross profit dollars for 3Q08 of $49,832, or 33.5% of revenues. Gross profit dollars for Hotline Services for 3Q09 were $24,170, or 46.9% of revenues, compared to gross profit dollars for 3Q08 of $28,378, or 47.9% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 3Q09 were $66,085, a decrease of $2,437 compared to Selling, general & administrative expenses for 3Q08 of $68,522. Selling, general & administrative expenses as a percent of revenue for 3Q09 were 25.2% compared to 26.5% for 3Q08. The decrease in Selling, general & administrative expense dollars and Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services.
Intangibles amortization
Intangibles amortization for 3Q09 was $3,261, an increase of $1,879 compared to Intangibles amortization for 3Q08 of $1,382. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the third quarter of Fiscal 2008 partially offset by the amortization run-out for certain intangible assets.
Operating income
As a result of the foregoing, Operating income for 3Q09 was $21,572, or 8.2% of revenues, a decrease of $2,645 compared to Operating income for 3Q08 of $24,217, or 9.4% of revenues.

Interest expense (income), net
Net interest expense for 3Q09 was $5,722, or 2.2% of revenues, compared to net interest expense for 3Q08 of $5,780, or 2.2% of revenues. The Company’s interest-rate swap contributed losses of $2,436 and $1,583 for 3Q09 and 3Q08, respectively, due to the change in fair value. Excluding the effect of the interest-rate swap, net interest expense would have decreased $911 from $4,197, or 1.6% of revenues, to $3,286 or 1.3% of revenues. This decrease in net interest expense is due to a decrease in the weighted-average interest rate from 6.3% for 3Q08 to 3.8% for 3Q09 partially offset by increases in the weighted-average outstanding debt from $245,209 for 3Q08 to $259,060 for 3Q09.
Provision for income taxes
The tax provision for 3Q09 was $5,647, an effective tax rate of 36.5%. This compares to the tax provision for 3Q08 of $7,112, an effective tax rate of 38.5%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 3Q09 was $9,827, or 3.8% of revenues, compared to Net income for 3Q08 of $11,341, or 4.4% of revenues.
Nine-months Fiscal 2009 (“3QYTD09”) compared to Nine-months Fiscal 2008 (“3QYTD08”):
Total Revenues
Total revenues for 3QYTD09 were $758,216, a decrease of 2% compared to total revenues for 3QYTD08 of $771,245. The Acquired Companies contributed incremental revenue of $58,525 and $3,293 for 3QYTD09 and 3QYTD08, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $816 in 3QYTD09 relative to the U.S. dollar, total revenues would have decreased 9% from $767,952 to $698,875 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 3QYTD09 were $631,623, a decrease of 1% compared to revenues for 3QYTD08 of $637,639. The Acquired Companies contributed incremental revenue of $58,525 and $3,293 for 3QYTD09 and 3QYTD08, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $632 in 3QYTD09 relative to the U.S. dollar, North American revenues would have decreased 10% from $634,346 to $573,730. The Company believes that this decrease is primarily due to an approximated $21,000 decrease of Voice Services revenues related to the previously-disclosed termination of the Company’s distribution agreement with Avaya and an approximated $14,000 decrease of Voice Services revenues related to the expected post-merger client attrition from the USA Commercial operations of NextiraOne, LLC, which was acquired in April 2006 (“NextiraOne”) and weaker general economic conditions that affected client demand for Data Services and Hotline Services.
Europe
Revenues in Europe for 3QYTD09 were $96,112, a decrease of 7% compared to revenues for 3QYTD08 of $103,808. Excluding the positive exchange rate impact of $79 in 3QYTD09 relative to the U.S. dollar, Europe revenues would have decreased 7% from $103,808 to $96,033. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Hotline Services.
All Other
Revenues for All Other for 3QYTD09 were $30,481, an increase of 2% compared to revenues for 3QYTD08 of $29,798. Excluding the positive exchange rate impact of $1,369 in 3QYTD09 relative to the U.S. dollar, All Other revenues would have decreased 2% from $29,798 to $29,112.
Revenue by Service Type
Data Services
Revenues from Data Services for 3QYTD09 were $141,836, a decrease of 3% compared to revenues for 3QYTD08 of $146,839. The Acquired Companies contributed incremental revenue of $12,626 and $0 for 3QYTD09 and 3QYTD08, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,120 in 3QYTD09 relative to the U.S. dollar for its International Data Services, Data Services revenues would have decreased 11% from $146,839 to $130,330. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for this service.

Voice Services
Revenues from Voice Services for 3QYTD09 were $452,372, an increase of 1% compared to revenues for 3QYTD08 of $449,379. The Acquired Companies contributed incremental revenue of $45,899 and $3,293 for 3QYTD09 and 3QYTD08, respectively. Excluding the effects of the acquisitions of the Acquired Companies, Voice Services revenues would have decreased 9% from $446,086 to $406,473. The Company believes that this decrease is primarily due to an approximated $21,000 decrease of revenues related to the previously-disclosed termination of the Company’s distribution agreement with Avaya and an approximated $14,000 decrease of revenues related to the expected post-merger client attrition from the USA Commercial operations of NextiraOne. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 3QYTD09 were $164,008, a decrease of 6% compared to revenues for 3QYTD08 of $175,027. Excluding the positive exchange rate impact of $1,936 in 3QYTD09 relative to the U.S. dollar for its International Hotline Services, Hotline Service revenues would have decreased 7% from $175,027 to $162,072. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for this service.
Gross profit
Gross profit dollars for 3QYTD09 were $272,117, a decrease of 2% compared to gross profit dollars for 3QYTD08 of $277,640. Gross profit as a percent of revenues for 3QYTD09 was 35.9%, a decrease of 0.1% compared to gross profit as a percentage of revenues for 3QYTD08 of 36.0%. The Company believes the percent decrease was due primarily to the impact of lower margin projects primarily due to pricing pressures in its Data Services segment offset in part by increased selling prices and product mix in its Hotline Services segment. The dollar decrease is primarily due to the decrease in revenues which is discussed above.
Gross profit dollars for Data Services for 3QYTD09 were $41,413, or 29.2% of revenues, compared to gross profit dollars for 3QYTD08 of $44,462, or 30.3% of revenues. Gross profit dollars for Voice Services for 3QYTD09 were $150,975, or 33.4% of revenues, compared to gross profit dollars for 3QYTD08 of $149,861, or 33.3% of revenues. Gross profit dollars for Hotline Services for 3QYTD09 were $79,729, or 48.6% of revenues, compared to gross profit dollars for 3QYTD08 of $83,317, or 47.6% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 3QYTD09 were $198,282, a decrease of $9,767 compared to Selling, general & administrative expenses for 3QYTD08 of $208,049. Selling, general & administrative expenses as a percent of revenue for 3QYTD09 were 26.2% compared to 27.0% for 3QYTD08. The decrease in Selling, general & administrative expense dollars and decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to $1,341 of expenses incurred during 3QYTD08 for which there was no comparable expense during 3QYTD09, as a result of measures taken by the Company to address the application of Section 409A of the Internal Revenue Code of 1986, as amended, and decreases in restructuring/integration costs of $4,719, historical stock option review costs of $732 and non-cash stock-based compensation expense of $482.
Intangibles amortization
Intangibles amortization for 3QYTD09 was $6,987, an increase of $1,943 compared to Intangibles amortization for 3QYTD08 of $5,044. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the first quarter of Fiscal 2008 partially offset by the amortization run-out for certain intangible assets.
Operating income
As a result of the foregoing, Operating income for 3QYTD09 was $66,848, or 8.8% of revenues, an increase of $2,301 compared to Operating income for 3QYTD08 of $64,547, or 8.4% of revenues.
Interest expense (income), net
Net interest expense for 3QYTD09 was $8,105, or 1.1% of revenues, compared to net interest expense for 3QYTD08 of $15,203, or 2.0% of revenues. The Company’s interest-rate swap contributed a gain of $441 and a loss of $2,021 for 3QYTD09 and 3QYTD08, respectively, due to the change in fair value. Excluding the effect of the interest-rate swap, net interest expense would have decreased $4,636 from $13,182, or 1.7% of revenues, to $8,546, or 1.1% of revenues. This decrease in net interest expense is due to a decrease in the weighted-average outstanding debt and weighted-average interest rate from $249,036 and 6.5%, respectively, for 3QYTD08 to $230,719 and 3.7%, respectively, for 3QYTD09.

Provision for income taxes
The tax provision for 3QYTD09 was $21,241, an effective tax rate of 36.5%. This compares to the tax provision for 3QYTD08 of $18,661, an effective tax rate of 37.7%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 3QYTD09 was $36,959, or 4.9% of revenues, compared to Net income for 3QYTD08 of $30,839, or 4.0% of revenues.
Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities during 3QYTD09 was $51,763. Significant factors contributing to the source of cash were: net income of $36,959 inclusive of non-cash charges of $14,433 and $2,237 for amortization / depreciation expense and stock compensation expense, respectively as well as, decreases in net inventory of $5,185, net trade accounts receivable of $14,484 and the deferred tax provision of $1,045, and increases in accrued compensation and benefits of $6,190. Significant factors contributing to a use of cash include decreases in trade accounts payable, restructuring reserves, billings in excess of costs and deferred revenue of $4,597, $4,837, $4,125 and $2,075, respectively, and an increase in costs in excess of billings of $3,254. Changes in the above accounts are based on average Fiscal 2009 exchange rates.
Net cash provided by operating activities during 3QYTD08 was $36,736. Significant factors contributing to the source of cash were: net income of $30,839 inclusive of non-cash charges of $13,464 and $2,719 for amortization / depreciation expense and stock compensation expense, respectively, a decrease in other current assets of $9,759, increases in trade accounts payable of $2,874 and billings in excess of costs of $2,597, and a decrease in costs in excess of billings of $1,769. Significant factors contributing to a use of cash were: an increase in trade accounts receivable of $13,493, decreases in accrued expenses and restructuring reserves of $10,262 and $5,966, respectively, and a decrease in deferred revenue of $1,638. Changes in the above accounts are based on average Fiscal 2008 exchange rates.
As of December 31, 2008 and 2007, the Company had cash and cash equivalents of $22,557 and $20,109, respectively, working capital of $125,633 and $138,489, respectively, and a current ratio of 1.58 and 1.63, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during 3QYTD09 was $98,481. Significant factors contributing to the cash outflow were: $96,534 to acquire NCT, ACS, MTS and UCI and $1,853 for gross capital expenditures.
Net cash used by investing activities during 3QYTD08 was $15,179. Significant factors contributing to a use of cash were: $2,412 for gross capital expenditures, $10,657 to acquire B&C and $2,196 for holdbacks and contingent fee payments related to prior period acquisitions.
Financing Activities
Net cash provided by financing activities during 3QYTD09 was $44,549. Significant factors contributing to the cash inflow were $47,283 of net borrowings on long-term debt and $545 of proceeds from the exercise of stock options. Significant factors contributing to the cash outflow were $3,154 for the payment of dividends.
Net cash used by financing activities during 3QYTD08 was $17,099. Significant factors contributing to the cash outflow were $19,103 of net payments on long-term debt and $3,165 for the payment of dividends. Significant factors contributing to the cash inflow were $5,172 of proceeds from the exercise of stock options.

Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed charge coverage ratios. As of December 31, 2008, the Company was in compliance with all financial covenants under the Credit Agreement.
As of December 31, 2008, the Company had total debt outstanding of $246,434. Total debt was comprised of $243,414 outstanding under the Credit Agreement, $2,816 of obligations under capital leases and $204 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended December 31, 2008 was $277,735, $259,060 and 3.8%, respectively, compared to $256,830, $245,209 and 6.3%, respectively, for the three (3) months ended December 31, 2007. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine (9) months ended December 31, 2008 was $277,735, $230,719 and 3.7%, respectively, compared to $270,825, $249,036 and 6.5%, respectively, for the nine (9) months ended December 31, 2007.
Dividends
Fiscal 2009
3Q09 - The Company’s Board of Directors (the “Board”) declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,052 and was paid on January 9, 2009 to stockholders of record at the close of business on December 26, 2008.
2Q09 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,052 and was paid on October 14, 2008 to stockholders of record at the close of business on September 26, 2008.
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
Repurchase of Common Stock
Fiscal 2009
There were no purchases of common stock during Fiscal 2009.
Fiscal 2008
3Q08 - The Company repurchased 56 shares of its common stock for an aggregate purchase price of $2, or an average purchase price per share of $38.38.

2Q08 - The Company repurchased 28 shares of its common stock for an aggregate purchase price of $1, or an average purchase price per share of $43.00.
1Q08 - There were no repurchases of common stock.
Since the inception of the repurchase program in April 1999 through December 31, 2008, the Company has repurchased 7,626,195 shares of common stock for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of December 31, 2008, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20 million.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007, Fiscal 2008 and Fiscal 2009, and expects to continue to incur additional expenses during the remainder of Fiscal 2009, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board (the “Audit Committee”) of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters. As of December 31, 2008, the total amount of such fees is $7,182, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $88 and $134 during the three (3) months ended December 31, 2008 and 2007, respectively, and $420 and $1,152 during the nine (9) months ended December 31, 2008 and 2007, respectively. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
Section 409A Payments
As previously disclosed, with respect to certain employees who exercised stock options grants during calendar year 2006 which were subject to adverse income taxation under Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended, the Company made a cash payment of approximately $626 to such employees in December 2008. This cash payment includes amounts to compensate such employees for the additional Section 409A taxes that they will be required to pay as well as an amount to gross-up such amount for the additional income and payroll taxes owed on such payments. This payment was recorded as an expense during prior periods.
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
Critical Accounting Policies/ Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form 10-K. There have been no changes to the Company’s critical accounting policies during the three (3) and nine (9) months ended December 31, 2008.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of December 31, 2008, the Company had total long-term obligations of $243,414 under the Credit Agreement. Of the outstanding debt, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement (discussed in more detail below) during Fiscal 2007 and $143,414 was in variable rate obligations. As of December 31, 2008, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $354 ($225 net of tax) assuming the Company employed no intervention strategies.
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
As of December 31, 2008, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.2577 to 1.2890 Australian dollar, 1.0968 to 1.2681 Canadian dollar, 4.7851 to 5.4085 Danish krone, 0.6339 to 0.7976 Euro, 10.6507 to 14.6136 Mexican peso, 4.9810 to 7.2470 Norwegian kroner, 0.5124 to 0.6765 Pounds sterling, 6.0053 to 7.7600 Swedish krona, 1.1020 to 1.1399 Swiss franc and 105.47 to 110.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $48,800 and will expire within seven (7) months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisitions of NCT, ACS, MTS and UCI in Fiscal 2009 prior to December 31, 2008. NCT, ACS, MTS and UCI represent approximately 1%, 4%, 5% and 1%, respectively, of the Company’s total assets as of December 31, 2008. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008 excludes an assessment of the internal control over financial reporting of NCT, ACS, MTS and UCI.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as noted below, there have been no material developments in legal proceedings during the three (3) months ended December 31, 2008. See Part I, Item 3, “Legal Proceedings,” of the Form 10-K for more information regarding legal proceedings as of March 31, 2008.
Regulatory Matters
As previously disclosed, on October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the United States General Services Administration (“GSA”) that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through March 27, 2009 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
On January 26, 2009, the Company received a “Wells Notice” from the SEC in connection with the previously-disclosed investigation by the staff of the SEC’s Division of Enforcement (the “Staff”). The Wells Notice provides the Company with notification that the Staff intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws arising from certain historical stock option practices. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to respond before the Staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. In connection with this contemplated action, the Staff may seek a permanent civil injunction and civil penalties. The Company continues to cooperate with the Staff with respect to the alleged violations and possible resolution of the matters in question.
Item 1A. Risk Factors.
The following is provided to update the Risk Factors contained in the Form 10-K:
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
On January 14, 2009, Nortel Networks Corporation (“Nortel”) announced that Nortel and certain other subsidiaries of Nortel sought relief from their creditors in proceedings commenced in Canada, the United States and other jurisdictions (the “Nortel Bankruptcy”). Nortel further announced that certain of its affiliates, including the Nortel Government Solutions business, will continue to operate in the ordinary course and are not included in these proceedings. Management believes that the Nortel Bankruptcy will not have a material adverse effect on the Company; however, there can be no assurance that such an effect will not occur in the future.

Item 6. Exhibits.

Exhibit
Number	Description

10.1	Amended and Restated Agreement by and between Black Box Corporation and Michael McAndrew dated December 26, 2008(1)

10.2	Form of Black Box Corporation Non-Qualified Stock Option Agreement (for Employees pursuant to the 2008 Long-Term Incentive Plan) (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

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

BLACK BOX CORPORATION
Dated: February 5, 2009

/s/ Michael McAndrew
Michael McAndrew, Vice President, Chief
Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amended and Restated Agreement by and between Black Box Corporation and Michael McAndrew dated December 26, 2008 (1)

10.2	Form of Black Box Corporation Non-Qualified Stock Option Agreement (for Employees pursuant to the 2008 Long-Term Incentive Plan)(1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.