Form 10-K
period 2009-03-31
BLACK BOX CORP
filed 2009-05-29
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 0-18706
Black Box Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3086563 (I.R.S. Employer Identification No.)

1000 Park Drive, Lawrence, Pennsylvania (Address of principal executive offices)	15055 (Zip Code)
Registrant’s telephone number, including area code: 724-746-5500
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $.001 par value	(Name of each exchange on which registered) The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 26, 2008 (based on closing price of such stock as reported by NASDAQ on such date) was $634,798,032. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of May 22, 2009, there were 17,533,305 shares of common stock, par value $.001 (the “common stock”), outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2009 Annual Meeting of Stockholders (the “Proxy Statement”) – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2009
INDEX

PART I
Item 1. Business.
Overview. Black Box Corporation (“Black Box,” “we,” the “Company” or “our”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions; the Company also offers premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of March 31, 2009, the Company had more than 3,000 professional technical experts in 192 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
Industry Background. Black Box participates in the worldwide network infrastructure market estimated at $60 billion.
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
Expert Technical Support Deployed Three Ways.
Locally at Client Sites. Black Box provides complete voice, data and integrated solutions – including design, installation, remote monitoring and routine and emergency maintenance – with consistent high quality and uniformity. The Company maintains certifications from leading voice and data product manufacturers, including AVST®, Cisco®, Microsoft®, Mitel®, Nortel®, NEC®, ShoreTel®, Siemens®, Vertical® and CommScope®, among others. In addition, the Company maintains what it believes is the industry’s largest staff of Registered Communications Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA and National Electric Code® standards.
24/7/365 Technical Support. Black Box provides around-the-clock, seven days per week technical support, available to clients in 141 countries worldwide. In Fiscal 2009 and 2008, the Company’s technical experts responded to 1.1 million and 1.3 million, respectively, client calls. Black Box specialists receive continuous training to stay up-to-date on the latest technologies.
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

Worldwide Coverage. With 192 offices serving 141 countries, as of March 31, 2009, Black Box has the largest footprint in the industry, serving every major industry sector. This worldwide coverage and 33 years of experience makes one-source project management a reality for Black Box clients. Black Box ensures that clients with these needs receive consistent high-quality design, workmanship and technology from a single service provider. The Company is exposed to certain risks because of its global operations discussed under the caption “International operations” in Part I, Item 1A, “Risk Factors,” which is incorporated herein by reference.
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
ISO 9001:2000 Certified. Black Box has received ISO 9001:2000 certification in Australia, Brazil, Canada, Chile, France, Germany, Ireland, Italy, Japan, Mexico, the Netherlands, Puerto Rico, Singapore, Spain, the United Kingdom and the United States. Rigorous quality control processes must be documented and practiced to earn and maintain ISO 9001:2000 certification.
Proprietary Client List. Over the course of its 33 year history, the Company has built a proprietary mailing list of approximately 1.5 million names representing over 1.4 million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted marketing programs reach their specified audiences. The Company believes that its proprietary client list is a valuable asset that represents a significant competitive advantage. The Company does not rent its client list.
Rapid Order Fulfillment. Black Box has developed efficient inventory management and order fulfillment systems that allow most standard products to be shipped that same day. Requests for same day counter-to-counter delivery and special labeling, kitting and packaging are also available from Black Box.
Growth Strategy. The principal components of Black Box’s growth strategy include: (i) cross-selling marketing activities capitalizing on its one-source solution of DVH® (Data, Voice and Hotline) Services, (ii) expanded product offerings and (iii) expanded global technical support services primarily through mergers and acquisitions. The Company has completed the following transactions during Fiscal 2009, Fiscal 2008 and Fiscal 2007:
Fiscal 2009:
During the fourth quarter of Fiscal 2009, the Company acquired Scottel Voice & Data, Inc. (“Scottel”), a privately-held company based out of Culver City, CA. Scottel has an active customer base which includes commercial, education and various government agency accounts.
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
Fiscal 2007:
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
These acquired companies, which are focused on servicing the North America Voice Services and North America Data Services market, have influenced the composition of the Company’s service types as profiled below:

	Percent of Consolidated Revenues
Service Type	FY09	FY08	FY07	FY06	FY05

Data Services	19%	19%	18%	27%	38%

Voice Services	60%	58%	60%	43%	20%

Hotline Services	21%	23%	22%	30%	42%

Black Box Total	100%	100%	100%	100%	100%

Clients. Black Box clients range from small organizations to many of the world’s largest corporations and institutions. Black Box clients participate in many diverse industries, including government, technology, retail, manufacturing, business services, banking, healthcare, distributors, education, real estate development and utilities, among others. Revenues from the Company’s clients are segmented as approximately 55% from large companies, approximately 15% from medium-sized companies and approximately 30% from small companies.
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

During Fiscal 2009, Black Box won the Business-to-Business Multichannel Merchant of the Year Award. It’s the top honor for multichannel marketers and recognizes superior cross-channel marketing of a print catalog and Web site. The company also won a gold award for its 2007 BLACK BOX® Catalog and a silver award for its Web site. The gold award marks the thirteenth year in a row Black Box has been recognized as best in its category.
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
Information Systems. The Company has committed significant resources to the development of information systems that are used to manage all aspects of its business. The Company’s systems support and integrate technical support, client services, inventory management, purchasing, distribution activities, accounting and project cost management. The Company continues to develop and implement exclusive world-wide web applications. These applications allow clients to view order status and product availability, view up-to-date information on their projects that are being managed on a world-wide basis and provide a project management and forecasting tool for the Company’s offices. A technical knowledge-based application is also used to access problem resolution information to help solve client issues more quickly. Information systems are focused on delivering high-quality business applications that are geared to improve internal efficiencies as well as client interactions.
The Company’s new product introductions, multiple language requirements and design enhancements require efficient modification of product presentations for its various catalogs. Black Box also supports a publishing system that provides the flexibility and speed for both text and graphic layout. This enables the timely, efficient and cost effective creation of marketing materials.
Backlog. The worldwide backlog of unfilled orders believed to be firm (i.e., to be completed within six months) was approximately $194 million at March 31, 2009 compared to $159 million at each of March 31, 2008 and March 31, 2007.
Team Members. As of March 31, 2009, the Company had 4,542 team members worldwide compared to 4,313 and 4,581 as of March 31, 2008 and 2007, respectively. Of the 4,542 current team members, 536 are subject to collective bargaining agreements. The Company believes that its relationship with its team members is good.
Financial Information. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (this “Form 10-K”) and is incorporated herein by reference.
International Revenues. Revenues from countries outside North America were $161 million, or 16% of total revenues, for Fiscal 2009 compared to $179 million, or 18% of total revenues, and $166 million, or 16% of total revenues, for Fiscal 2008 and Fiscal 2007, respectively.
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
We have significant matters resulting from our stock option investigation and related matters. As previously disclosed, on November 13, 2006, we received a letter of informal inquiry from the staff of the SEC’s Division of Enforcement (the “Staff”) relating to our stock option practices from January 1, 1997 to present. Our Audit Committee (the “Audit Committee”) of the Board, with the assistance of outside legal counsel, conducted an independent review of our historical stock option granting practices and related accounting for stock option grants.  On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, we received a document subpoena from the SEC acting pursuant to such order. See the “Explanatory Note” preceding Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding this and related matters. On January 26, 2009, we received a “Wells Notice” from the SEC. The Wells Notice provided the Company with notification that the Staff intended to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws arising from certain historical stock option practices. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to respond before the Staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. In connection with this contemplated action, the Staff may seek a permanent civil injunction barring future violations of the federal securities laws and civil penalties. We continue to cooperate with the Staff with respect to the alleged violations and possible resolution of the matters in question.
On September 20, 2006, we received formal notice from the Internal Revenue Service (“IRS”) regarding its intent to begin an audit of our 2004 and 2005 tax years. On August 3, 2007, we received formal notice from the IRS regarding its intent to begin an audit of our 2006 tax year. In connection with these normal recurring audits, the IRS requested certain documentation with respect to stock options for our 2004, 2005 and 2006 tax years. In connection with our Audit Committee’s review of our historical stock option granting practices, we determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”), may apply. It was possible that these options could have been treated as having been granted at less than fair market value for federal income tax purposes because we incorrectly applied the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). If such options were deemed to have been granted at less than fair market value for purposes of Section 162(m), any non-performance based compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 would have been disallowed as a deduction for tax purposes. Based on this uncertain tax position, we estimated that the potential tax-effected liability for any potential disallowed Section 162(m) deduction would approximate $3,587, which was recorded as an expense during Fiscal 2004 and Fiscal 2005 and was recorded as a current liability within Income taxes within our Consolidated Balance Sheets as of March 31, 2008. During Fiscal 2009, the IRS concluded its examination of the potential disallowed Section 162(m) deduction within our filing position and did not propose an adjustment. During the fourth quarter of Fiscal 2009, we reversed the previously-recorded expense of $3,587 through Provision for income taxes within the Company’s Consolidated Statements of Income. With respect to the normal recurring audits of our tax years 2004, 2005 and 2006, the IRS has proposed adjustments to our filing position and we have agreed to those adjustments which approximate $300.
In addition, in November, 2006, two stockholder derivative lawsuits were filed against us, as a nominal defendant, and several of our current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of our stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to our stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of our common stock while in the possession of material inside information. The complaints seek damages on our behalf against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-JFC, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including us, are due on or before July 31, 2009, and the court has entered an order to that effect.
The stock option investigations and related litigation have imposed, and are likely to continue to impose, significant costs on us, both monetarily and in requiring attention by our management team. While we are unable to estimate the costs that we may incur in the future, these are likely to include:

•	professional fees in connection with the conduct of the investigations and the defense of the litigation;

•	potential damages, fines, penalties or settlement costs; and

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

As of March 31, 2009, the total amount of such fees is $7,991, of which $5,000, the insurance policy limit, has been paid by the insurance company. We recorded expense of $1,228, $1,221 and $542 during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. The amount of expenses that we could incur in the future with respect to these matters could be material.
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
We are dependent upon the retention of our key personnel. The success of our business depends on our ability to attract and retain quality employees, executives and directors. We offer comprehensive salary and benefit packages including long-term incentives as a means of attracting and retaining personnel. We face pressure to maintain our profit margins and remain competitive in our industry while we compete for personnel in our local markets with a variety of different businesses that may be able to offer more attractive incentives due to their individual financial situations. We cannot guarantee that we will continue to attract and retain personnel with our current incentives and at costs that are consistent with our projected profit margins. In addition, the success of our compensation program has historically relied heavily on the use of stock options which provided both a compensation and retention element due to vesting. If we are not able to replicate the compensation and retention benefits historically provided by our stock options, we will need to rely more heavily on other forms of compensation, primarily cash compensation or other equity instruments, to adequately compensate employees, executives and directors.
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

On January 14, 2009, Nortel Networks Corporation (“Nortel”) announced that Nortel and certain other subsidiaries of Nortel sought relief from their creditors in proceedings commenced in Canada, the United States and other jurisdictions (the “Nortel Bankruptcy”). Nortel further announced that certain of its affiliates, including the Nortel Government Solutions business, will continue to operate in the ordinary course and are not included in these proceedings. Our management team believes that the Nortel Bankruptcy will not have a material adverse effect on the Company; however, there can be no assurance that such an effect will not occur in the future.
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
Our revenue is dependent upon repeat customer business and generally is not subject to long-term contracts. A majority of our revenue is generated through individual sales of products and services and the nature of our business provides us with very little guaranteed or contractual revenue beyond a relatively short time horizon. We depend on repeat customer business as well as our ability to develop new customer business to sustain and grow our revenue. Although our focus on delivering high-quality sales and service has proven to be successful in the past, we cannot guarantee that we will be able to grow or even sustain our current level of revenue in the future.
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
We have a significant amount of goodwill that could be subject to impairment. As a result of our acquisition program, we have accumulated goodwill. We conduct an impairment assessment of the carrying value of our goodwill at least annually. No impairment of goodwill has been identified during any of the periods presented. We will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted. Further deterioration in the market or actual results as compared with our projections may require us to conduct an interim assessment of our goodwill and could ultimately result in a future impairment. In the event that we determine that our goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.
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

Item 3. Legal Proceedings.
Regulatory Matters
As previously disclosed, on November 13, 2006, the Company received a letter of informal inquiry from the Staff relating to the Company’s stock option practices from January 1, 1997 to present. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, the Company received a document subpoena from the SEC acting pursuant to such order. On January 26, 2009, the Company received a Wells Notice from the SEC. The Wells Notice provided the Company with notification that the Staff intended to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws arising from certain historical stock option practices. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to respond before the Staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. In connection with this contemplated action, the Staff may seek a permanent civil injunction barring future violations of the federal securities laws and civil penalties. The Company continues to cooperate with the Staff with respect to the alleged violations and possible resolution of the matters in question.
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
On September 20, 2006, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2004 and 2005 tax years. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. In connection with the Audit Committee’s review of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) of the Code may apply. It was possible that these options could have been treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options were deemed to have been granted at less than fair market value for purposes of Section 162(m), any non-performance based compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 would have been disallowed as a deduction for tax purposes. Based on this uncertain tax position, the Company estimated that the potential tax-effected liability for any potential disallowed Section 162(m) deduction would approximate $3,587, which was recorded as an expense during Fiscal 2004 and Fiscal 2005 and was recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets as of March 31, 2008. During Fiscal 2009, the IRS concluded its examination of the potential disallowed Section 162(m) deduction within our filing position and did not propose an adjustment. During the fourth quarter of Fiscal 2009, we reversed the previously-recorded expense of $3,587 through Provision for income taxes within the Company’s Consolidated Statements of Income. With respect to the normal recurring audits of our tax years 2004, 2005 and 2006, the IRS has proposed adjustments to our filing position and we have agreed to those adjustments which approximate $300.
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through June 30, 2009 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
At the conclusion of these matters, the Company could be subject to damages, fines, penalties or other costs, either through settlement or judgment, which could be material.

Litigation Matters
In November, 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania.
The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-JFC, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before July 31, 2009, and the court has entered an order to that effect. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company may incur costs or expenses in relation to this matter that could be material.
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business.
Based on the facts currently available to the Company, Company management (“Management”) believes the matters described under this caption “Litigation Matters” are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the three month period ended March 31, 2009 to a vote of security holders, through the solicitation of proxies or otherwise.
Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company

R. Terry Blakemore	52	President and Chief Executive Officer

Michael McAndrew	49	Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Francis W. Wertheimber	56	Senior Vice President – Pacific Rim/Far East

The following is a biographical summary of the experience of the executive officers of the Company:
R. TERRY BLAKEMORE, 52, was named President and Chief Executive Officer and was selected as a member of the Board on October 13, 2007. He had served in the capacity of Interim President and Chief Executive Officer of the Company from May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Services business unit. Mr. Blakemore has been with the Company since 1999.
MICHAEL MCANDREW, 49, was promoted to Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis prior to December 13, 2002. Mr. McAndrew has been with the Company for 19 years.
FRANCIS W. WERTHEIMBER, 56, was promoted to Senior Vice President – Pacific Rim/Far East in May 2004. He was promoted to Vice President – Pacific Rim/Far East on May 9, 1997. He was Managing Director of Black Box Japan prior to May 9, 1997. Mr. Wertheimber has been with Black Box for 16 years.

Directors of the Registrant
The following sets forth certain information concerning the members of the Board:
WILLIAM F. ANDREWS, 77, was elected as a director on May 18, 1992. Mr. Andrews currently is Chairman of the Executive Committee of Corrections Corporation of America (private prisons), Chairman of Katy Industries, Inc. (diversified manufacturing company) and Chairman of SVP Holdings Limited (Singer sewing machines). He has been a principal with Kohlberg & Co., a private investment company, since 1995. He is also a director of Corrections Corporation, Katy Industries, O’Charley’s, Inc. and Trex Company, Inc., all publicly-held companies.
R. TERRY BLAKEMORE, 52, was named President and Chief Executive Officer and was selected as a member of the Board on October 13, 2007. He had served in the capacity of Interim President and Chief Executive Officer of the Company since May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Services business unit. Mr. Blakemore has been with the Company since 1999.
RICHARD L. CROUCH, 62, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm in 2004.
THOMAS W. GOLONSKI, 66, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. He is active in charitable, educational and health care organizations.
THOMAS G. GREIG, 61, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc., a number of privately-held companies and a public, not-for-profit foundation.
EDWARD A. NICHOLSON, PH.D., 69, was elected as a director on August 10, 2004. Dr. Nicholson served as President of Robert Morris University from 1989 to 2005 and is presently a Professor of Management at Robert Morris. He has served a number of businesses and government agencies as a consultant in the areas of long-range planning, organization design and labor relations. He is also a director of Brentwood Bank and several regional economic, charitable and cultural organizations.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Information:
The common stock is traded on NASDAQ under the symbol “BBOX” and has been assigned to the NASDAQ Global Select tier. As of March 31, 2009, 25,159,500 shares of the common stock were issued, of which 7,626,195 shares were held in treasury.
The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low

Fiscal 2009
1st Quarter	$32.67	$27.62
2nd Quarter	39.53	26.63
3rd Quarter	36.36	19.75
4th Quarter	28.37	16.24

Fiscal 2008
1st Quarter	$42.78	$34.53
2nd Quarter	44.58	38.79
3rd Quarter	46.40	35.28
4th Quarter	37.16	26.62

On May 22, 2009, the last reported sale price of the common stock was $30.43 per share.
Dividend Policy:
Cash dividends of $0.06 per share of common stock were declared during each quarter during Fiscal 2009 and Fiscal 2008. Dividends declared during Fiscal 2009 were paid on July 14, 2008, October 14, 2008, January 9, 2009 and April 15, 2009. Dividends declared during Fiscal 2008 were paid on July 13, 2007, October 12, 2007, January 11, 2008 and April 14, 2008. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company. Under the Company’s Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “New Credit Agreement”), the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the New Credit Agreement) occurs or is continuing.
Stockholders:
As of March 31, 2009, there were 1,433 holders of record of the common stock.
Equity Plan Compensation Information:
See the information set forth under the caption “Equity Plan Compensation Information” in the Proxy Statement which is incorporated by reference into Item 12 of Part III of this Form 10-K.
Issuance of Unregistered Securities:
There were no issuances of unregistered securities during the three month period ended March 31, 2009.

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

	Fiscal
	2009	2008	2007	2006	2005

Statements of Income
Revenues
Hotline products	$209,793	$235,314	$222,903	$213,946	$227,601
On-Site services	789,755	781,428	793,407	507,389	307,475

Total	999,548	1,016,742	1,016,310	721,335	535,076

Cost of sales
Hotline products	108,561	122,011	113,780	108,220	108,281
On-Site services	533,807	528,111	528,541	330,765	211,866

Total	642,368	650,122	642,321	438,985	320,147

Gross profit	357,180	366,620	373,989	282,350	214,929

Selling, general & administrative expenses	266,387	275,309	290,355	222,201	170,239
Intangibles amortization	10,790	6,679	10,285	4,999	1,332

Operating income	80,003	84,632	73,349	55,150	43,358

Interest expense (income), net	10,279	21,298	18,407	9,123	2,755
Other expenses (income), net	561	(197)	42	36	115

Income before provision for income taxes	69,163	63,531	54,900	45,991	40,488

Provision for income taxes	23,854	24,298	19,291	15,221	13,442

Net income	$45,309	$39,233	$35,609	$30,770	$27,046

Basic earnings per share	$2.59	$2.23	$2.03	$1.79	$1.55

Diluted earnings per share	$2.59	$2.22	$2.00	$1.75	$1.52

Dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.22

Balance Sheet Data (at end of period):
Working capital (1)	$130,209	$134,031	$117,059	$99,669	$108,948
Total assets	1,136,488	1,073,851	1,090,091	815,412	787,064
Long-term debt	249,260	195,904	238,194	122,673	147,196
Total debt	250,657	197,293	238,880	123,722	147,888
Stockholders’ equity	647,299	640,274	599,696	552,991	501,288

(1)	Working capital is computed as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the fiscal years ended March 31, 2009, 2008 and 2007 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
The Company
Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions; the Company also offers premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 Hotline products that it sells through its catalog and Internet Web site and its On-Site services offices. As of March 31, 2009, the Company had more than 3,000 professional technical experts in 192 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Management is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2006 through March 31, 2009 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services and North America Data Services for the periods under review. Fiscal 2009 acquisitions include (i) UCI Communications LLC (“UCI”), (ii) Mutual Telecom Services Inc. (“MTS”), (iii) ACS Communications, Inc. (“ACS”), (iv) Network Communications Technologies, Inc. (“NCT”) and (v) Scottel Voice & Data, Inc. (“Scottel”). Fiscal 2008 acquisitions include (i) B & C Telephone, Inc. (“B&C”) and (ii) BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region (“AT&T’s southeast NEC TDM business”). Fiscal 2007 acquisitions include (i) USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”), (ii) Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), (iii) Nortech Telecommunications Inc. (“NTI”) and (iv) ADS Telecom, Inc. (“ADS”).
The acquisitions noted above are collectively referred to as the “Acquired Companies.” References to the Acquired Companies within our comparison of Fiscal 2009 and Fiscal 2008 are intended to describe the Acquired Companies from April 1, 2007 through March 31, 2009. References to the Acquired Companies within our comparison of Fiscal 2008 and Fiscal 2007 are intended to describe the Acquired Companies from April 1, 2006 through March 31, 2008. The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., stock-based compensation expense and expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the past, current and an estimate of these future expenses based on information available to the Company as of March 31, 2009.

	Fiscal
	2007	2008	2009	2010	2011	Thereafter

Selling, general & administrative
Asset write-up depreciation expense on acquisitions	$2,646	$2,178	$1,888	$184	$--	$--
Stock-based compensation expense [1]	9,308	3,217	3,042	3,134	2,927	474

Total	11,954	5,395	4,930	3,318	2,927	474

Intangibles amortization
Amortization of intangible assets on acquisitions	10,075	6,501	10,671	13,435	11,446	90,028

Total	$22,029	$11,896	$15,601	$16,753	$14,373	$90,502

The following table is included to provide a schedule of an estimate of these expenses for Fiscal 2010 (by quarter) on information available to the Company through March 31, 2009.

	1Q10	2Q10	3Q10	4Q10	FY10

Selling, general & administrative
Asset write-up depreciation expense on acquisitions	$124	$20	$20	$20	$184
Stock-based compensation expense [1]	841	804	753	736	3,134

Total	965	824	773	756	3,318

Intangibles amortization
Amortization of intangible assets on acquisitions	4,032	3,359	3,022	3,022	13,435

Total	$4,997	$4,183	$3,795	$3,778	$16,753

1 During the period from April 1, 2007 to March 31, 2009, the Company excluded stock-based compensation expense when evaluating the continuing operations of the Company. The Company will include such expenses prospectively.
The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Fiscal
	2009		2008		2007
		% of		% of		% of
		total		total		total
	$	revenue	$	revenue	$	revenue

Revenues
North America	$838,871	83.9%	$837,402	82.3%	$850,088	83.7%
Europe	121,839	12.2%	138,927	13.7%	129,278	12.7%
All Other	38,838	3.9%	40,413	4.0%	36,944	3.6%

Total	$999,548	100%	$1,016,742	100%	$1,016,310	100%

Operating income
North America	$61,651		$57,964		$49,481
% of North America revenues	7.3%		6.9%		5.8%

Europe	$12,548		$19,278		$16,442
% of Europe revenues	10.3%		13.9%		12.7%

All Other	$5,804		$7,390		$7,426
% of All Other revenues	14.9%		18.3%		20.1%

Total	$80,003	8.0%	$84,632	8.3%	$73,349	7.2%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Fiscal
	2009		2008		2007
		% of		% of		% of
		total		total		total
	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$191,436	19.2%	$194,454	19.1%	$182,129	17.9%
Voice Services	598,319	59.8%	586,974	57.7%	611,278	60.2%
Hotline Services	209,793	21.0%	235,314	23.2%	222,903	21.9%

Total	$999,548	100%	$1,016,742	100%	$1,016,310	100%

Gross profit
Data Services	$55,407		$57,747		$55,598
% of Data Services revenues	28.9%		29.7%		30.5%

Voice Services	$200,541		$195,570		$209,268
% of Voice Services revenues	33.5%		33.3%		34.2%

Hotline Services	$101,232		$113,303		$109,123
% of Hotline Services revenues	48.3%		48.1%		49.0%

Total	$357,180	35.7%	$366,620	36.1%	$373,989	36.8%

The Company’s distribution agreement with Avaya, Inc. (“Avaya”) terminated on September 8, 2007. The Company evaluated the financial impact of this event including business strategies to minimize such impact.  This event did not have a material impact on the Company’s operating results during Fiscal 2009 or Fiscal 2008.
Fiscal 2009 Compared To Fiscal 2008
Total Revenues
Total revenues for Fiscal 2009 were $999,548, a decrease of 2% compared to total revenues for Fiscal 2008 of $1,016,742. The Acquired Companies contributed incremental revenue of $93,706 and $7,176 for Fiscal 2009 and Fiscal 2008, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $6,526 in Fiscal 2009 relative to the U.S. dollar, total revenues would have decreased 10% from $1,009,566 to $912,368 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for Fiscal 2009 were $838,871, nearly equivalent to revenues for Fiscal 2008 of $837,402. The Acquired Companies contributed incremental revenue of $93,706 and $7,176 for Fiscal 2009 and Fiscal 2008, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $2,009 in Fiscal 2009 relative to the U.S. dollar, North American revenues would have decreased 10% from $830,226 to $747,174. The Company believes that this decrease is primarily due to an approximated $26,000 decrease of Voice Services revenues related to the previously-disclosed termination of the Company’s distribution agreement with Avaya, an approximated $14,000 decrease of Voice Services revenues related to the expected post-merger client attrition from the USA Commercial operations of NextiraOne and weaker general economic conditions that affected client demand for Data Services and Hotline Services.

Europe
Revenues in Europe for Fiscal 2009 were $121,839, a decrease of 12% compared to revenues for Fiscal 2008 of $138,927. Excluding the negative exchange rate impact of $5,799 in Fiscal 2009 relative to the U.S. dollar, Europe revenues would have decreased 8% from $138,927 to $127,638. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Hotline Services.
All Other
Revenues for All Other for Fiscal 2009 were $38,838, a decrease of 4% compared to revenues for Fiscal 2008 of $40,413. Excluding the positive exchange rate impact of $1,282 in Fiscal 2009 relative to the U.S. dollar, All Other revenues would have decreased 7% from $40,413 to $37,556.
Revenue by Service Type
Data Services
Revenues from Data Services for Fiscal 2009 were $191,436, a decrease of 2% compared to revenues for Fiscal 2008 of $194,454. The Acquired Companies contributed incremental revenue of $27,603 and $0 for Fiscal 2009 and Fiscal 2008, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $4,658 in Fiscal 2009 relative to the U.S. dollar for its international Data Services, Data Service revenues would have decreased 13% from $194,454 to $168,491. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services in its North American segment.
Voice Services
Revenues from Voice Services for Fiscal 2009 were $598,319, an increase of 2% compared to revenues for Fiscal 2008 of $586,974. The Acquired Companies contributed incremental revenue of $66,103 and $7,176 for Fiscal 2009 and Fiscal 2008, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 8% from $579,798 to $532,216. The Company believes that this decrease is primarily due to an approximated $26,000 decrease of Voice Services revenues related to the previously-disclosed termination of the Company’s distribution agreement with Avaya and an approximated $14,000 decrease of Voice Services revenues related to the expected post-merger client attrition from the USA Commercial operations of NextiraOne. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for Fiscal 2009 were $209,793, a decrease of 11% compared to revenues for Fiscal 2008 of $235,314. Excluding the negative exchange rate impact of $1,868 in Fiscal 2009 relative to the U.S. dollar for its international Hotline Services, Hotline Service revenues would have decreased 10% from $235,314 to $211,661. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services.
Gross profit
Gross profit dollars for Fiscal 2009 were $357,180, a decrease of 3% compared to gross profit dollars for Fiscal 2008 of $366,620. Gross profit as a percent of revenues for Fiscal 2009 was 35.7%, a decrease of 0.4% compared to gross profit as a percentage of revenues for Fiscal 2008 of 36.1%. The Company believes the dollar and percent decrease was due primarily to the impact of pricing pressures in its Data Services segment and revenue mix between its services offerings.
Gross profit dollars for Data Services for Fiscal 2009 were $55,407, or 28.9% of revenues, compared to gross profit dollars for Fiscal 2008 of $57,747, or 29.7% of revenues. Gross profit dollars for Voice Services for Fiscal 2009 were $200,541, or 33.5% of revenues, compared to gross profit dollars for Fiscal 2008 of $195,570, or 33.3% of revenues. Gross profit dollars for Hotline Services for Fiscal 2009 were $101,232, or 48.3% of revenues, compared to gross profit dollars for Fiscal 2008 of $113,303, or 48.1% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2009 were $266,387, a decrease of $8,922 compared to Selling, general & administrative expenses for Fiscal 2008 of $275,309. Selling, general & administrative expenses as a percent of revenue for Fiscal 2009 were 26.6% compared to 27.1% for Fiscal 2008. The decrease in Selling, general & administrative expense dollars and Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services and $1,524 of historical stock option granting practices investigation costs and expenses as a result of measures taken by the Company to address the application of Section 409A of the Code (“Section 409A”) incurred during Fiscal 2008 for which there was no comparable expense during Fiscal 2009. See “Section 409A Remedial Measures and other potential Section 409A Payments” below.
Intangibles amortization
Intangibles amortization for Fiscal 2009 was $10,790, an increase of $4,111 compared to Intangible amortization for Fiscal 2008 of $6,679. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the fourth quarter of Fiscal 2008 partially offset by the amortization run-out for certain intangible assets.
Operating income
As a result of the foregoing, Operating income for Fiscal 2009 was $80,003, or 8.0% of revenues, a decrease of $4,629 compared to Operating income for Fiscal 2008 of $84,632, or 8.3% of revenues.
Interest expense (income), net
Net interest expense for Fiscal 2009 was $10,279, or 1.0% of revenues, compared to net interest expense for Fiscal 2008 of $21,298, or 2.1% of revenues. The Company’s interest-rate swap contributed a gain of $974 and a loss of $4,576 for Fiscal 2009 and Fiscal 2008, respectively, due to the change in fair value. Excluding the effect of the interest-rate swap, net interest expense would have decreased $5,469 from $16,722, or 1.6% of revenues, to $11,253, or 1.1% of revenues. This decrease in net interest expense is due to a decrease in the weighted-average outstanding debt and weighted-average interest rate to $237,991 and 3.3%, respectively, for Fiscal 2009 from $242,418 and 6.2%, respectively, for Fiscal 2008.
Provision for income taxes
The tax provision for Fiscal 2009 was $23,854, an effective tax rate of 34.5%. This compares to the tax provision for Fiscal 2008 of $24,298, an effective tax rate of 38.2%. The tax rate for Fiscal 2009 was lower than Fiscal 2008 due primarily to a reversal of previously-recorded expense related to a potential disallowed Section 162(m) deduction and the expected write-off of deferred tax assets related to stock-based compensation expense during Fiscal 2008 partially offset by increases to uncertain income tax positions as required under FIN 48 (as defined below) and increased valuation allowances for certain foreign net operating losses. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for Fiscal 2009 was $45,309, or 4.5% of revenues, compared to Net income for Fiscal 2008 of $39,233, or 3.9% of revenues.
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
Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2008 were $275,309, a decrease of $15,046 compared to Selling, general & administrative expenses for Fiscal 2007 of $290,355. Selling, general & administrative expenses as a percent of revenue for Fiscal 2008 were 27.1% compared to 28.6% for Fiscal 2007. The decrease in Selling, general & administrative expense dollars and Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services and a decrease in stock-based compensation expense of $6,091 partially offset by increases in restructuring/integration costs of $6,457 and $1,524 of historical stock option granting practices investigation costs and expenses as a result of measures taken by the Company to address the application of Section 409A of the Code. See “Section 409A Remedial Measures and other potential Section 409A Payments” below.

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
Operating income
As a result of the foregoing, Operating income for Fiscal 2008 was $84,632, or 8.3% of revenues, an increase of $11,283 compared to Operating income for Fiscal 2007 of $73,349, or 7.2% of revenues.
Interest expense (income), net
Net interest expense for Fiscal 2008 was $21,298, or 2.1% of revenues, compared to net interest expense for Fiscal 2007 of $18,407, or 1.8% of revenues. The Company’s interest-rate swap contributed losses of $4,576 and $1,734 for Fiscal 2008 and Fiscal 2007, respectively, due to the change in fair value. Excluding the effect of the interest-rate swap, net interest expense would have increased $49 from $16,673, or 1.6% of revenues, to $16,722, or 1.6% of revenues. The weighted average outstanding debt and weighted average interest rate remained relatively consistent at $242,418 and 6.2%, respectively, for Fiscal 2008 compared to $253,159 and 6.2%, respectively, for Fiscal 2007.
Provision for income taxes
The tax provision for Fiscal 2008 was $24,298, an effective tax rate of 38.2%. This compares to the tax provision for Fiscal 2007 of $19,291, an effective tax rate of 35.1%. The tax rate for Fiscal 2008 was higher than Fiscal 2007 due to the expected write-off of deferred tax assets related to stock-based compensation expense, changes in the overall mix of taxable income among worldwide offices, additional tax liabilities recorded for uncertain income tax positions as required under FIN 48 (as defined below) and the loss of the extraterritorial income deduction for federal income tax purposes. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for Fiscal 2008 was $39,233, or 3.9% of revenues, compared to Net income for Fiscal 2007 of $35,609, or 3.5% of revenues.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during Fiscal 2009 was $71,566. Significant factors contributing to the source of cash were: Net income of $45,309 inclusive of non-cash charges of $20,722 for amortization / depreciation expense and $3,042 for stock compensation expense, as well as decreases in net inventory of $11,455, net trade accounts receivable of $26,279 and the deferred tax provision of $5,705 and increases in accrued compensation and benefits of $9,024. Significant factors contributing to a use of cash include decreases in trade accounts payable, accrued expenses, restructuring reserves, billings in excess of costs, accrued taxes and deferred revenue of $8,385, $10,577, $2,264, $5,300, 8,049 and $2,429, respectively. Changes in the above accounts are based on average Fiscal 2009 exchange rates.
Net cash provided by operating activities for Fiscal 2008 was $81,121. Significant factors contributing to the source of cash were: Net income of $39,233 inclusive of non-cash charges of $17,737, $3,217 and $4,576 for amortization / depreciation expense, stock compensation expense and the change in fair value of interest-rate swap, respectively, and decreases in the deferred tax provision of $11,693, net inventory of $7,829, prepaid and other current assets of $9,369, net trade accounts receivable of $4,852 and costs in excess of billings of $2,959. Significant factors contributing to a use of cash were: decreases in accrued expenses and restructuring reserves of $10,973 and $6,860, respectively, and a decrease in trade accounts payable of $5,363. Changes in the above accounts are based on an average Fiscal 2008 exchange rate.

Net cash provided by operating activities for Fiscal 2007 was $36,636. Significant factors contributing to the source of cash were: Net income of $35,609 inclusive of non-cash charges of $22,610, $9,308 and $1,734 for amortization / depreciation expense, stock compensation expense and the change in fair value of interest-rate swap, respectively; a decrease in other current assets of $6,126; a decrease in net trade accounts receivable of $19,202 inclusive of a non-cash contract adjustment of $18,400; and an increase in billings in excess of costs of $3,304. Significant factors contributing to a use of cash were: an increase in costs in excess of billings and net inventory of $13,323 and $3,595, respectively; a decrease in the short and long-term restructuring reserve of $17,913; a decrease of deferred revenue of $19,369, inclusive of a non-cash contract adjustment of $18,400; and an offset of $5,269 related to accrued acquisition costs, which have not been recognized as Investing Activities at Fiscal 2007 year-end. Changes in the above accounts are based on an average Fiscal 2007 exchange rate.
As of March 31, 2009, 2008 and 2007, the Company had Cash and cash equivalents of $23,720, $26,652 and $17,157, respectively, working capital of $130,209, $134,031 and $117,059, respectively, and a current ratio of 1.62, 1.63 and 1.52, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during Fiscal 2009 was $119,495. Significant factors contributing to a use of cash were: $2,178 for Capital expenditures and $117,184 to acquire UCI, MTS, ACS, NCT and Scottel. See Note 9 of the Notes to the Consolidated Financial Statements for additional details regarding these acquisitions.
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
Financing Activities
Net cash provided by financing activities during Fiscal 2009 was $47,311. Significant factors contributing to the cash inflow were $51,097 of net borrowings on long-term debt and $4,206 for the payment of dividends.
Net cash used by financing activities during Fiscal 2008 was $48,160. Significant factors contributing to the cash outflow were $43,280 of net payments on long-term debt, $6,062 for the repurchase of common stock and $4,225 for the payment of dividends. Significant factors contributing to cash inflow were $5,878 of proceeds from the exercise of stock options.
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

On January 30, 2008, the Company entered into the New Credit Agreement. The New Credit Agreement, which replaces the Credit Agreement, expires on January 30, 2013. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed charge coverage ratios. As of March 31, 2009, the Company was in compliance with all financial covenants under the New Credit Agreement.
As of March 31, 2009, the Company had total debt outstanding of $250,657. Total debt was comprised of $247,650 outstanding under the New Credit Agreement, $2,908 of obligations under capital leases and $99 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the New Credit Agreement, the weighted average balance outstanding under the New Credit Agreement and the weighted average interest rate on all outstanding debt for Fiscal 2009 was $277,735, $237,991 and 3.3%, respectively, compared to $270,825, $242,418 and 6.2% and $284,470, $253,129 and 6.2%, for Fiscal 2008 and Fiscal 2007, respectively.
For Fiscal 2009, the Company increased net borrowings under the New Credit Agreement by $53,180, the proceeds of which were used to fund the acquisitions of UCI, MTS, ACS, NCT and Scottel. For Fiscal 2008, the Company decreased net borrowings under the New Credit Agreement / Credit Agreement by $42,245. For Fiscal 2007, the Company increased net borrowings under the Credit Agreement by $115,412, the proceeds of which were used to fund the acquisitions of NextiraOne, NUVT, NTI and ADS and to repurchase common stock.
Dividends
Fiscal 2009 - During Fiscal 2009, the Board declared quarterly cash dividends of $0.06 ($0.24 for Fiscal 2009) per share on all outstanding shares of the common stock at the close of business on June 30, 2008, September 26, 2008, December 26, 2008 and March 31, 2009. The dividends totaled $4,207 (including $1,052 for the fourth quarter of Fiscal 2009) and were paid on July 14, 2008, October 14, 2008, January 9, 2009 and April 15, 2009.
Fiscal 2008 - During Fiscal 2008, the Board declared quarterly cash dividends of $0.06 ($0.24 for Fiscal 2008) per share on all outstanding shares of the common stock at the close of business on June 29, 2007, September 28, 2007, December 28, 2007 and March 31, 2008. The dividends totaled $4,224 (including $1,050 for the fourth quarter of Fiscal 2008) and were paid on July 13, 2007, October 12, 2007, January 11, 2008 and April 14, 2008.
Fiscal 2007 - During Fiscal 2007, the Board declared quarterly cash dividends of $0.06 ($0.24 for Fiscal 2007) per share on all outstanding shares of the common stock at the close of business on June 30, 2006, September 29, 2006, December 29, 2006 and March 30, 2007. The dividends totaled $4,200 (including $1,052 for the fourth quarter of Fiscal 2007) and were paid on July 14, 2006, October 13, 2006, January 15, 2007 and April 16, 2007.
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
Repurchase of Common Stock
Fiscal 2009 - During Fiscal 2009, the Company did not repurchase any shares of common stock.
Fiscal 2008 - During Fiscal 2008, the Company repurchased 190,084 shares of common stock for an aggregate purchase price of $6,062, or an average purchase price per share of $31.89.
Fiscal 2007 - During Fiscal 2007, the Company repurchased 500,712 shares of common stock for an aggregate purchase price of $20,209, or an average purchase price per share of $40.36.

Since the inception of the repurchase program in April 1999 through March 31, 2009, the Company has repurchased 7,626,195 shares for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of March 31, 2009, 873,805 shares were available for purchase under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Company’s New Credit Agreement, the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the New Credit Agreement) occurs or is continuing, and may not repurchase its common stock if the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would exceed 2.75 to 1.0 or if the availability to borrow under the New Credit Facility would be less than $20 million.
Potential Tax Payments
In connection with the independent review by the Audit Committee of the Company’s historical stock option granting practices (See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters), the Company determined that a number of officers may have exercised options for which the application of Section 162(m) of the Code may apply. It was possible that these options could have been treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in APB 25. If such options were deemed to have been granted at less than fair market value for purposes of Section 162(m), any non-performance based compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 would have been disallowed as a deduction for tax purposes. The Company estimated that the potential tax-effected liability for any potential disallowed Section 162(m) deduction would approximate $3,587, which was recorded as an expense during Fiscal 2004 and Fiscal 2005 and was recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets as of March 31, 2008. During Fiscal 2009, the IRS concluded its examination of the potential disallowed Section 162(m) deduction within our filing position and did not propose an adjustment. During the fourth quarter of Fiscal 2009, we reversed the previously-recorded expense of $3,587 through Provision for income taxes within the Company’s Consolidated Statements of Income.
Section 409A Remedial Measures and Other Potential Section 409A Payments
Following the completion of the Audit Committee’s independent review of the Company’s historical stock option granting practices, the Company determined that certain stock option grants which were originally issued with exercise prices that were below fair market value for income tax purposes, which vested or may vest after December 31, 2004 and which remained outstanding (i.e., unexercised) as of December 31, 2005, were subject to adverse income taxation under Section 409A. For purposes of this Form 10-K, these below-fair market value stock option grants are referred to as “Affected Stock Option Grants.” Under Section 409A, individuals who held Affected Stock Option Grants could have been subject to a 20% federal income tax and an interest penalty tax, in addition to the regular income tax liability, plus interest on the value of these stock option grants at the time of vesting (not exercise).
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
In instances where the original exercise price of a stock option grant was less than the new exercise price (as determined above), the Company increased the original exercise price to the new exercise price (an “Amended Stock Option Grant”) and paid a cash bonus to the employee. The total cash bonus due to employees was $456 which was paid during January, 2008. The Company accounted for the impact of the Amended Stock Option Grants as a stock option modification under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). As a result of the modification and the partial cash settlement, the Company recognized $250 of additional stock-based compensation expense due to the increase in the fair market value of these stock option grants that is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.

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
With respect to certain employees who exercised Affected Stock Options Grants during calendar year 2007, the Company made a bonus payment (“Calendar 2007 bonus payment”) to such employees in calendar year 2008 in an aggregate amount of $313. The Calendar 2007 bonus payment includes amounts to compensate the employee for the additional Section 409A taxes that they will be required to pay as well as an amount to gross-up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2007 bonus payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income for the period ending March 31, 2008.
With respect to certain employees who exercised Affected Stock Options Grants during calendar year 2006, the Company made a cash payment (“Calendar 2006 cash payment”) to such employees in calendar year 2008 in an aggregate amount of approximately $626. The Calendar 2006 cash payment includes any applicable Section 409A additional taxes as well as an amount to gross up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2006 cash payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income for the period ending March 31, 2008.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007, Fiscal 2008 and Fiscal 2009, and expects to continue to incur additional expenses during Fiscal 2010, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of March 31, 2009, the total amount of such fees is $7,991, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $1,228, $1,221 and $542 during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. The amount of expenses that the Company could incur in the future with respect to these matters could be material.

Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including debt agreements, operating and capital lease obligations and discounted lease rental commitments.
The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2009. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2009:

	Payments Due by Period
	Less than 1			More than
	year	1-3 years	3-5 years	5 years	Total

Long-term debt obligations	$--	$--	$247,650	$--	$247,650
Interest expense on long-term debt	4,846	9,692	8,882	--	23,420
Capital lease obligations	1,397	1,337	273	--	3,007
Operating lease obligations	18,226	21,945	4,682	1,570	46,423

Total contractual obligations	$24,469	$32,974	$261,487	$1,570	$320,500

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding under the credit facility and the weighted average interest rate in effect as of March 31, 2009.
As of March 31, 2009, the Company had commercial commitments of $5,554, which are generally due within the next twelve (12) months.
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
At March 31, 2009, the Company’s market capitalization was below tangible book value. While the market capitalization decline was considered in the Company’s evaluation of fair value, the market metric is only one indicator of fair value. In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company.
The Company will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted. Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment. In the event that the Company determines goodwill is impaired in the future, it would need to recognize a non-cash impairment charge, which could have a material adverse effect on its consolidated balance sheet and results of operations.
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
Revenue Recognition
Within the Company’s Hotline Services service segment, revenues are recognized when title to products sold passes to the customer, which generally occurs upon shipment from the Company’s location.

Within the Company’s Data Services and Voice Services service segments, revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services when the services are provided. Service contracts are generally pre-billed, recorded in Deferred revenue within the Company’s Consolidated Balance Sheets and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.
Impact of Recently Issued Accounting Pronouncements
Uncertainty in Income Taxes
In July, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company adopted FIN 48 on April 1, 2007. The adoption of FIN 48 resulted in a decrease to beginning retained earnings of $5,110 representing the cumulative effect adjustment. See Note 2 and Note 12 of the Notes to the Consolidated Financial Statements.
Fair Value Measurements
In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. On April 1, 2008, the Company adopted the provisions of SFAS 157 with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) as provided by FSP SFAS 157-2, “Effective Date of FASB Statement No. 157.” The requirements of SFAS 157 were applied prospectively. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of FAS 157 as of April 1, 2009 on our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.
Defined Benefit Pension and Other Postretirement Plan
On April 30, 2006, the Company acquired NextiraOne, which is a sponsor of a non-contributory defined benefit plan (the “CWA Plan”) for the Communication Workers of America Local 1109 (“CWA 1109”). Benefits from the CWA Plan are based upon years of service and rates negotiated by the Company and CWA 1109. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974. During Fiscal 2008, the Company amended the CWA Plan, as of December 31, 2007, which effectively “froze” the benefits of the plan (i.e., no new employees will be admitted into the Plan and those employees currently in the Plan will not earn additional benefits based on service).
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

Fiscal 2009 financial impact: As of March 31, 2009, the unfunded portion of the CWA Plan was $9,744 and is included in Other liabilities within the Company’s Consolidated Balance Sheets. The Company recorded an unrecognized loss of $3,916 ($2,394 net of tax) included in AOCI within the Company’s Consolidated Balance Sheets and Comprehensive income due primarily to a decrease in value for the CWA Plan assets.
Fiscal 2010 outlook: Due to the decrease in value of the CWA Plan assets, the Company expects to recognize expense and make cash contributions of approximately $1,000 during Fiscal 2010.
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
See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of recent accounting pronouncements and the related impact on the Company’s consolidated financial statements.
Cautionary Forward Looking Statements
When included in this Form 10-K or in documents incorporated herein by reference, the words “should,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “targets,” “plans” and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, the final outcome of the review of the Company’s stock option granting practices, including the related SEC investigation, shareholder derivative lawsuit, tax matters and insurance/indemnification matters, and the impact of any actions that may be required or taken as a result of such review, SEC investigation, shareholder derivative lawsuit, tax matters or insurance/indemnification matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, including the NextiraOne business, the timing and costs of restructuring programs, successful marketing of DVH services, successful implementation of the Company’s M&A program including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of our government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.
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

Interest rate Risk
The Company’s primary interest rate risk relates to its long-term debt obligations. As of March 31, 2009, the Company had total long-term obligations of $247,650 under the New Credit Agreement. Of the outstanding debt, $100,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement (discussed in more detail below) during Fiscal 2007 and $147,650 was in variable rate obligations. As of March 31, 2009, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal year by $1,456 ($954 net of tax) assuming the Company employed no intervention strategies.
To mitigate the risk of interest rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest rates.
On July 26, 2006, the Company entered into an interest-rate swap which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate.  The floating-to-fixed interest-rate swap is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting.  Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Income.
Foreign Currency Exchange Rate Risk
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
As of March 31, 2009, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.15800 to 1.2577 Australian dollar, 1.1070 to 1.2992 Canadian dollar, 5.0928 to 5.9310 Danish krone, 0.6919 to 0.7976 Euro, 14.6136 to 15.9941 Mexican peso, 5.7660 to 7.2470 Norwegian kroner, 0.5621 to 0.7082 Pounds sterling, 6.6007 to 9.0349 Swedish krona, 1.0801 to 1.1859 Swiss franc and 90.1300 to 90.1300 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $52,118 and will expire within twelve (12) months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania
We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2009. In connection with our audits of the financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As disclosed in the consolidated financial statements, effective April 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Box Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 27, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Chicago, Illinois
May 27, 2009

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
In thousands, except per share amounts	2009	2008	2007

Revenues
Hotline products	$209,793	$235,314	$222,903
On-Site services	789,755	781,428	793,407

Total	999,548	1,016,742	1,016,310

Cost of sales
Hotline products	108,561	122,011	113,780
On-Site services	533,807	528,111	528,541

Total	642,368	650,122	642,321

Gross profit	357,180	366,620	373,989

Selling, general & administrative expenses	266,387	275,309	290,355
Intangibles amortization	10,790	6,679	10,285

Operating income	80,003	84,632	73,349

Interest expense (income), net	10,279	21,298	18,407
Other expenses (income), net	561	(197)	42

Income before provision for income taxes	69,163	63,531	54,900

Provision for income taxes	23,854	24,298	19,291

Net income	$45,309	$39,233	$35,609

Earnings per common share
Basic	$2.59	$2.23	$2.03

Diluted	$2.59	$2.22	$2.00

Weighted-average common shares outstanding
Basic	17,527	17,605	17,512

Diluted	17,527	17,653	17,808

Dividends per share	$0.24	$0.24	$0.24

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2009	2008

Assets
Cash and cash equivalents	$23,720	$26,652
Accounts receivable, net of allowance for doubtful accounts of $9,934 and $12,612	163,975	162,289
Inventories, net	55,898	67,537
Costs/estimated earnings in excess of billings on uncompleted contracts	66,066	58,611
Prepaid and other current assets	30,809	31,529

Total current assets	340,468	346,618

Property, plant and equipment, net	28,419	32,822
Goodwill	621,948	586,856
Intangibles
Customer relationships, net	105,111	67,331
Other intangibles, net	37,684	32,524
Other assets	2,858	7,700

Total assets	$1,136,488	$1,073,851

Liabilities
Accounts payable	$79,021	$71,670
Accrued compensation and benefits	30,446	22,654
Deferred revenue	35,520	37,467
Billings in excess of costs/estimated earnings on uncompleted contracts	18,217	19,946
Income taxes	5,164	13,810
Other liabilities	41,891	47,040

Total current liabilities	210,259	212,587

Long-term debt	249,260	195,904
Other liabilities	29,670	25,086

Total liabilities	489,189	433,577

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	--	--
Common stock authorized 100,000, par value $.001, 17,533 and 17,516 shares outstanding	25	25
Additional paid-in capital	445,774	443,380
Retained earnings	521,023	479,921
Accumulated other comprehensive income	3,572	40,043
Treasury stock, at cost 7,626 and 7,626 shares	(323,095)	(323,095)

Total stockholders’ equity	647,299	640,274

Total liabilities and stockholders’ equity	$1,136,488	$1,073,851

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated Other
	Common Stock				Comprehensive Income
					Foreign
			Additional		Currency		Defined
		($.001	Paid-in	Treasury	Trans-	Derivative	Benefit	Retained
In thousands	Shares	par)	Capital	Stock	lation	Instruments	Pension	Earnings	Total

Balance at March 31, 2006	24,528	$ 25	$ 418,141	$(296,824)	$ 11,894	$ 1,142	$ --	$418,613	$552,991
Comprehensive income (loss):
Net income	--	--	--	--	--	--	--	35,609	35,609
Foreign currency translation adjustment	--	--	--	--	11,458	--	--	--	11,458
Net change in fair value of cash flow hedging instruments (net of tax)	--	--	--	--	--	(111)	--	--	(111)
Amounts reclassified into results of operations	--	--	--	--	--	(654)	--	--	(654)

Comprehensive income:									46,302
Adjustment to initially apply SFAS 158 (net of tax)	--	--	--	--	--	--	1,670	--	1,670
Stock compensation expense	--	--	9,308	--	--	--	--	--	9,308
Dividends declared	--	--	--	--	--	--	--	(4,200)	(4,200)
Repurchases of common stock	--	--	--	(20,209)	--	--	--	--	(20,209)
Exercise of options (net of tax)	435	--	14,970	--	--	--	--	--	14,970
Tax impact from stock options	--	--	(1,136)	--	--	--	--	--	(1,136)

Balance at March 31, 2007	24,963	$ 25	$ 441,283	$(317,033)	$ 23,352	$ 377	$ 1,670	$450,022	$599,696
Cumulative effect related to adoption of FIN 48	--	--	--	--	--	--	--	(5,110)	(5,110)
Comprehensive income (loss):
Net income	--	--	--	--	--	--	--	39,233	39,233
Foreign currency translation adjustment	--	--	--	--	17,231	--	--	--	17,231
Pension:
Unrealized gain (loss)	--	--	--	--	--	--	(2,135)	--	(2,135)
Amounts reclassified into results of operations	--	--	--	--	--	--	(9)	--	(9)
Derivative Instruments:
Net change in fair value of cash flow hedging instruments (net of tax)	--	--	--	--	--	(262)	--	--	(262)
Amounts reclassified into results of operations	--	--	--	--	--	(181)	--	--	(181)

Comprehensive income:									53,877
Stock compensation expense	--	--	3,217	--	--	--	--	--	3,217
Dividends declared	--	--	--	--	--	--	--	(4,224)	(4,224)
Repurchases of common stock	--	--	--	(6,062)	--	--	--	--	(6,062)
Exercise of options (net of tax)	179	--	5,878	--	--	--	--	--	5,878
Tax impact from stock options	--	--	(6,792)	--	--	--	--	--	(6,792)
Other	--	--	(206)	--	--	--	--	--	(206)

Balance at March 31, 2008	25,142	$ 25	$443,380	$(323,095)	$ 40,583	$ (66)	$ (474)	$479,921	$640,274
Comprehensive income (loss):
Net income	--	--	--	--	--	--	--	45,309	45,309
Foreign currency translation adjustment	--	--	--	--	(34,208)	--	--	--	(34,208)
Pension:
Unrealized gain (loss)	--	--	--	--	--	--	(2,394)	--	(2,394)
Derivative Instruments:
Net change in fair value of cash flow hedging instruments (net of tax)	--	--	--	--	--	470	--	--	470
Amounts reclassified into results of operations	--	--	--	--	--	(339)	--	--	(339)

Comprehensive income:									8,838
Stock compensation expense	--	--	3,042	--	--	--	--	--	3,042
Dividends declared	--	--	--	--	--	--	--	(4,207)	(4,207)
Exercise of options (net of tax)	17	--	545	--	--	--	--	--	545
Tax impact from stock options	--	--	(1,193)	--	--	--	--	--	(1,193)

Balance at March 31, 2009	25,159	$ 25	$445,774	$(323,095)	$ 6,375	$ 65	$ (2,868)	$521,023	$647,299

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2009	2008	2007

Operating Activities
Net income	$45,309	$39,233	$35,609

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	20,722	17,737	22,610
Loss (gain) on sale of property	(65)	462	--
Deferred taxes	4,512	4,901	(1,266)
Tax impact from stock options	1,193	6,792	1,136
Stock compensation expense	3,042	3,217	9,308
Change in fair value of interest-rate swap	(974)	4,576	1,734
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	26,279	4,852	19,202
Inventories, net	11,455	7,829	(3,595)
All other current assets excluding deferred tax asset	(11,933)	12,328	3,349
Liabilities exclusive of long-term debt	(27,974)	(20,806)	(51,451)

Net cash provided by (used for) operating activities	$71,566	$81,121	$36,636

Investing Activities
Capital expenditures	$(2,178)	$(3,241)	$(5,886)
Capital disposals	288	105	1,017
Acquisition of businesses (payments)/recoveries	(117,184)	(13,713)	(127,716)
Prior merger-related (payments)/recoveries	(421)	(3,432)	(2,324)

Net cash provided by (used for) investing activities	$(119,495)	$(20,281)	$(134,909)

Financing Activities
Proceeds from borrowings	$308,567	$196,750	$354,254
Repayment of borrowings	(257,470)	(240,030)	(240,079)
Deferred financing costs	(125)	(471)	--
Repayment on discounted lease rentals	--	--	(30)
Proceeds from exercise of options	545	5,878	14,970
Payment of dividends	(4,206)	(4,225)	(4,203)
Purchase of treasury stock	--	(6,062)	(20,209)

Net cash provided by (used for) financing activities	$47,311	$(48,160)	$104,703

Foreign currency exchange impact on cash	$(2,314)	$(3,185)	$(480)

Increase / (decrease) in Cash and cash equivalents	$(2,932)	$9,495	$5,950
Cash and cash equivalents at beginning of period	$26,652	$17,157	$11,207

Cash and cash equivalents at end of period	$23,720	$26,652	$17,157

Supplemental Cash Flow:
Cash paid for interest	$11,656	$17,141	$15,333
Cash paid for income taxes	26,539	11,041	16,877
Non-cash financing activities:
Dividends payable	1,052	1,050	1,052
Capital leases	994	863	915

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box,” “we,” the “Company” or “our”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions; the Company also offers premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of March 31, 2009, the Company had more than 3,000 professional technical experts in 192 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
Intangible Assets
Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years for non-compete agreements, one year for backlog and 4 to 20 years for customer relationships. Indefinite-lived intangible assets not subject to amortization consist solely of the Company’s trademark portfolio. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairments of intangible assets have been identified during any of the periods presented.
Derivative Instruments and Hedging Activities
Foreign Currency Contracts
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency contracts are recognized on the consolidated balance sheet at fair value and have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in Accumulated other comprehensive income (“AOCI”) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from AOCI to the Company’s Consolidated Statements of Income. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from AOCI to the Company’s Consolidated Statements of Income.
Interest-rate Swap
To mitigate the risk of interest rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest rates. The Company’s interest-rate swap is recognized on the consolidated balance sheets at fair value. It does not meet the requirements for hedge accounting and is marked to market through Interest expense (income) within the Company’s Consolidated Statement of Income.

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
Stock-Based Compensation
Stock-based compensation expense is recognized only for those non-vested stock awards for which the requisite service is expected to be rendered. The Company uses historical data about the future employee turnover rates to estimate the number of shares for which the requisite service period will not be rendered. The Company uses the Black-Scholes option pricing model as the method of valuation for the Company’s stock options. The key assumptions are summarized as follows:
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
Advertising expense was $8,191, $9,320 and $9,120 for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Income.

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
Per share information
Basic earnings per common share (“basic EPS”) is computed by dividing income available to common stockholders by the weighted-average number of shares of the common stock outstanding during the period. Diluted earnings per share of the common stock (“diluted EPS”) is computed similarly to that of basic EPS, except that the weighted-average number of shares of the common stock outstanding during the period is adjusted to include the number of additional shares of the common stock that would have been outstanding if the potential number of dilutive shares of the common stock had been issued.
Fair Value
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
The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of the interest-rate swap (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Accounts receivable, Accounts payable and Long-term debt approximates the carrying value due to the relatively short maturity of such instruments. There have been no changes in the Company’s valuation techniques used to measure fair values during Fiscal 2009. See “Recent Accounting Pronouncements” within this Note 2 and Note 16 for further reference.

Recent Accounting Pronouncements
Uncertainty in Income Taxes
In July, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company adopted FIN 48 on April 1, 2007. The adoption of FIN 48 resulted in a decrease to beginning retained earnings of $5,110 representing the cumulative effect adjustment. See “Significant Accounting Policies” within this Note 2 and Note 12 for further reference.
Definition of Settlement in FIN 48
In May, 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority. The Company adopted FSP FIN 48-1 in conjunction with adoption of FIN 48 as of April 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on the Company’s consolidated financial statements.
Fair Value Measurements
In September, 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also requires the Company to consider its own credit risk when measuring fair value, including derivatives. In February, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157. On April 1, 2008, the Company adopted the provisions of SFAS 157 with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) as provided by FSP SFAS 157-2, “Effective Date of FASB Statement No. 157.” In October, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157 are non-financial assets and liabilities initially measured at fair value in a business combination and impairment assessments of long-lived assets, goodwill and intangible assets. The requirements of SFAS 157 were applied prospectively. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of FAS 157 as of April 1, 2009 on our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. See “Significant Accounting Policies” within this Note 2 and Note 16 for further reference.
Defined Benefit Pension and Other Postretirement Plans
On April 30, 2006, the Company acquired the USA Commercial and Government and Canadian operations of NextiraOne, LLC (“NextiraOne”), which is a sponsor of a non-contributory defined benefit plan (the “CWA Plan”) for the Communication Workers of America Local 1109 (“CWA 1109”). Benefits from the CWA Plan are based upon years of service and rates negotiated by the Company and CWA 1109. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974. During Fiscal 2008, the Company amended the CWA Plan, as of December 31, 2007, which effectively “froze” the benefits of the plan (i.e., no new employees will be admitted into the Plan and those employees currently in the Plan will not earn additional benefits based on service).
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
Fiscal 2009 financial impact: As of March 31, 2009, the unfunded portion of the CWA Plan was $9,744 and is included in Other liabilities within the Company’s Consolidated Balance Sheets. The Company recorded an unrecognized loss of $3,916 ($2,394 net of tax) included in AOCI within the Company’s Consolidated Balance Sheets and Comprehensive income due primarily to a decrease in value for the CWA Plan assets.
Fiscal 2010 outlook: Due to the decrease in value of the CWA Plan assets, the Company expects to recognize expense and make cash contributions of approximately $1,000 during Fiscal 2010.
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
Derivative Disclosures
In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161, which amends SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities” (“SFAS 133”), is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 on March 31, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.
Useful lives of Intangible Assets
In April, 2008, the FASB issued FSP FASB 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and expands the disclosure requirements of SFAS 142. The provisions of SFAS 142-3 are effective for the Company as of April 1, 2009. The provisions of SFAS 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The Company believes the adoption of SFAS 142-3 will not have a material impact on the Company’s consolidated financial statements.

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
Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies
In February, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“SFAS 141(R)-1”), which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). SFAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies,” if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). For the Company, SFAS 141(R)-1 applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009. SFAS 141(R)-1 may have a material impact on business combinations after adoption. The impact from application of SFAS 141(R)-1 will depend on the facts and circumstances of the business combinations after adoption.
Interim Disclosures about Fair Value of Financial Instruments
In April, 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. SFAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS 107-1 and APB 28-1 will not have a material effect on the Company’s consolidated financial statements.
Note 3: Inventories
The Company’s inventories consist of the following:

	March 31,
	2009	2008

Raw materials	$1,624	$1,736
Finished goods	74,564	86,174

Subtotal	76,188	87,910
Excess and obsolete inventory reserves	(20,290)	(20,373)

Inventory, net	$55,898	$67,537

Note 4: Property, Plant and Equipment
The Company’s property, plant and equipment consist of the following:

	March 31,
	2009	2008

Land	$2,396	$2,396
Building and improvements	28,971	28,105
Machinery	70,859	71,876

Subtotal	102,226	102,377
Accumulated depreciation	(73,807)	(69,555)

Property, plant and equipment, net	$28,419	$32,822

Depreciation expense was $9,932, $11,058 and $12,325 for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Note 5: Goodwill
The following table summarizes changes to goodwill at the Company’s reporting units during Fiscal 2009 and Fiscal 2008.

	North America	Europe	All Other	Total

Balance as of March 31, 2007	$493,462	$73,065	$2,120	$568,647
Currency translation	(10)	8,957	147	9,094
Current period acquisitions (Note 9)	6,995	--	--	6,995
Prior period acquisitions	2,070	--	50	2,120

Balance as of March 31, 2008	$502,517	$82,022	$2,317	$586,856
Currency translation	(35)	(17,350)	(311)	(17,696)
Current period acquisitions (Note 9)	50,975	--	--	50,975
Prior period acquisitions	1,813	--	--	1,813

Balance as of March 31, 2009	$555,270	$64,672	$2,006	$621,948

Note 6: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	March 31,
	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$15,115	$6,517	$8,598	$9,776	$4,991	$4,785
Customer relationships	120,077	14,966	105,111	75,526	8,195	67,331
Acquired backlog	14,230	12,883	1,347	10,862	10,862	--

Total	$149,422	$34,366	$115,056	$96,164	$24,048	$72,116

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$185,414	$42,619	$142,795	$132,156	$32,301	$99,855

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete contracts, backlog and customer relationships obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets during the period:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2007	$27,739	$5,519	$68,016	$101,274
Amortization expense	--	(2,457)	(4,222)	(6,679)
Currency translation	--	42	--	42
Current period acquisitions (Note 9)	--	795	6,588	7,383
Prior period acquisitions	--	886	(3,051)	(2,165)

Balance at March 31, 2008	$27,739	$4,785	$67,331	$99,855
Amortization expense	--	(4,019)	(6,771)	(10,790)
Currency translation	--	(62)	--	(62)
Current period acquisitions (Note 9)	--	9,953	47,815	57,768
Prior period acquisitions	--	(712)	(3,264)	(3,976)

Balance at March 31, 2009	$27,739	$9,945	$105,111	$142,795

Intangible asset amortization expense was $10,790, $6,679 and $10,285 for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2009 and Fiscal 2008 (see Note 9). Intangibles amortization for Fiscal 2009 acquisitions is based on preliminary allocations of purchase price and is dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
The following table details the estimated intangible amortization expense for the next five years. These estimates are based on the carrying amounts of intangible assets as of March 31, 2009 that are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2010	$13,486
2011	11,491
2012	11,022
2013	9,739
2014	8,146
Thereafter	61,172

Total	$115,056

Note 7: Indebtedness
The Company’s long-term debt consists of the following:

	March 31,
	2009	2008

Revolving credit agreement	$247,650	$194,470
Capital lease obligations	2,908	2,261
Other	99	562

Total debt	$250,657	$197,293
Less: current portion (included in Other liabilities)	(1,397)	(1,389)

Long-term debt	$249,260	$195,904

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
The Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “New Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The New Credit Agreement, which replaces the Credit Agreement, expires on January 30, 2013. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2009, the Company was in compliance with all financial covenants under the New Credit Agreement.
The maximum amount of debt outstanding under the New Credit Agreement, the weighted average balance outstanding under the New Credit Agreement and the weighted average interest rate on all outstanding debt for Fiscal 2009 was $277,735, $237,991 and 3.3%, respectively, compared to $270,825, $242,418 and 6.2% and $284,470, $253,129 and 6.2%, for Fiscal 2008 and Fiscal 2007, respectively.
For Fiscal 2009, the Company increased net borrowings under the New Credit Agreement by $53,180, the proceeds of which were used to fund the acquisitions of UCI Communications LLC (“UCI”), Mutual Telecom Services Inc. (“MTS”), ACS Communications, Inc. (“ACS”), Network Communications Technologies, Inc. (“NCT”) and Scottel Voice & Data, Inc. (“Scottel”). For Fiscal 2008, the Company decreased net borrowings under the New Credit Agreement / Credit Agreement by $42,245. For Fiscal 2007, the Company increased net borrowings under the Credit Agreement by $115,412, the proceeds of which were used to fund the acquisitions of NextiraOne, Nu-Vision Technologies, Inc. and Nu-Vision Technologies, LLC (collectively referred to as “NUVT”), Nortech Telecommunications Inc. (“NTI”) and ADS Telecom, Inc. (“ADS”) and to repurchase common stock.
Capital lease obligations
The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest rates ranging from 3.3% to 12.2%.
Other
Other debt is comprised of other third-party, non-employee loans. The loans have remaining terms of less than one to three years with interest rates ranging from 6.0% to 7.2%.
Unused available borrowings
As of March 31, 2009, the Company had $5,554 outstanding in letters of credit and $96,796 available under the New Credit Agreement.
At March 31, 2009, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years were as follows:

Fiscal

2010	$1,397
2011	806
2012	531
2013	247,902
2014	21

Total	$250,657

Note 8: Derivative Instruments and Hedging Activities
The Company is exposed to certain market risks, including the effect of changes in foreign currency exchange rates and interest rates. The Company uses derivative instruments to manage financial exposures that occur in the normal course of business. It does not hold or issue derivatives for speculative trading purposes. The Company is exposed to non-performance risk from the counterparties in its derivative instruments. This risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher and all counterparties are monitored on a continuous basis. The fair value of our derivatives reflects this credit risk.
Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2009, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, Pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $52,118 and will expire within twelve (12) months. There was no hedge ineffectiveness during Fiscal 2009, Fiscal 2008 or Fiscal 2007. See Note 2 for additional information.
Interest-rate Swap:
On July 26, 2006, the Company entered into a five-year interest-rate swap (“interest-rate swap”) which has been used to effectively convert a portion of the Company’s variable rate debt to fixed rate. The floating-to-fixed interest-rate swap is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. See Note 2 for additional information.
The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income:

		Asset Derivatives		Liability Derivatives
		Fair	Fair	Fair	Fair
		Value at	Value at	Value	Value
		March	March	March	March
	Classification	31, 2009	31, 2008	31, 2009	31, 2008

Derivatives designated as hedging instruments under SFAS 133
Foreign currency contracts	Other liabilities	$--	$--	$1,872	$1,181
	(short-term)
Foreign currency contracts	Prepaid and other current	$923	$2,511	$--	$--
	assets

Derivatives not designated as hedging instruments under SFAS 133
Interest-rate swap	Other Liabilities	$--	$--	$5,336	$6,311
	(short-term)

		Year Ended March 31,
	Classification	2009	2008	2007

Derivatives designated as hedging instruments under SFAS 133
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$470	$(262)	$(111)
Gain (loss) reclassified from AOCI into income (effective portion) – net of taxes	Selling, general & administrative expenses	$339	$181	$654

		Year Ended March 31,
	Classification	2009	2008	2007

Derivatives not designated as hedging instruments under SFAS 133
Gain (loss) recognized in income	Interest expense (income), net	$974	$(4,576)	$(1,734)

Note 9: Acquisitions
Fiscal 2009 acquisitions:
During the fourth quarter of Fiscal 2009, the Company acquired Scottel, a privately-held company headquartered in Culver City, CA. Scottel has an active customer base which includes commercial, education and various government agency accounts. In connection with the Scottel acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements which the Company estimates are to be amortized over a period of three to 10 years.
During the third quarter of Fiscal 2009, the Company acquired NCT, a privately-held company based out of Charlotte, NC. NCT has an active customer base which includes commercial, education and various government agency accounts. In connection with the NCT acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements which the Company estimates are to be amortized over a period of two to 15 years.
Also, during the third quarter of Fiscal 2009, the Company acquired ACS, a privately-held company based out of Austin, TX. ACS has an active customer base which includes commercial, education and various government agency accounts. In connection with the ACS acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements which the Company estimates are to be amortized over a period of five to 15 years.
During the second quarter of Fiscal 2009, the Company acquired MTS, a privately-held company based out of Needham, MA. MTS is a global telecommunications services and solutions provider primarily servicing clients in the Department of Defense and other federal agencies. In connection with the MTS acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships, non-compete agreements and backlog which the Company estimates are to be amortized over a period of one to 15 years.
During the first quarter of Fiscal 2009, the Company acquired UCI, a privately-held company based out of Mobile, AL. UCI has an active customer base which includes commercial, education and various government agency accounts. In connection with the UCI acquisition, the Company made an allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements and are to be amortized over a period of five to 9 years.
The acquisitions of Scottel, NCT, ACS, MTS and UCI, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
As disclosed above, the allocation of the purchase price for Scottel, NCT, ACS and MTS is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
Fiscal 2008
During the fourth quarter of Fiscal 2008, the Company acquired BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region (“AT&T’s southeast NEC TDM business”). In connection with the acquisition of AT&T’s southeast NEC TDM business, the Company made an allocation to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and are to be amortized over a period of four years.

During the third quarter of Fiscal 2008, the Company acquired B & C Telephone, Inc. (“B&C”), a privately-held company based out of Spokane, Washington. B&C has an active customer base which includes commercial, financial, healthcare and various government agency accounts. In connection with the B&C acquisition, the Company made an allocation to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements and are to be amortized over a period of five to 10 years.
The acquisitions of B&C and AT&T’s southeast NEC TDM business, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
Fiscal 2007
During the fourth quarter of Fiscal 2007, the Company acquired ADS, a privately-held company based out of Orlando, FL. ADS has an active customer base which includes commercial, financial, healthcare and various government agency accounts. In connection with the ADS acquisition, the Company made an allocation to goodwill and definite-lived intangible assets. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements and are to be amortized over a period of five to 15 years.
During the third quarter of Fiscal 2007, the Company acquired NTI, a privately-held company based out of Chicago, IL. In connection with the NTI acquisition, the Company made an allocation to goodwill and definite-lived intangible assets. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and are to be amortized over a period of 10 years.
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
The Company paid a cash total of $80,723 for the outstanding interests in NextiraOne which included certain amounts allocated to escrow accounts. As of March 31, 2009, the amount remaining in escrow was $7,584. The amount in escrow has been and will continue to be released to NextiraOne’s seller or to the Company in accordance with the terms of the agreement. The transaction resulted in $73,995 of goodwill, parts of which were and continue to be deductible for tax purposes (see Note 12 for further reference). The Company paid this premium for NextiraOne in order to further expand its operational footprint in the voice and data technology markets. In addition, the purchase increased the Company’s solutions offerings, providing for a stronger worldwide technical services partner for its collective clients.

After consummation of the acquisition, the Company began to integrate NextiraOne products, employees and facilities with its own. In so doing, the Company incurred $15,760 of costs related to facility consolidations and $10,766 of severance costs for the separation of approximately 300 employees each of which were included in the purchase price allocation for NextiraOne. The majority of the severance costs were paid in Fiscal 2007 with certain facility costs extending through Fiscal 2014.
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
Note 10: Restructuring
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
The Company incurred restructuring charges of $9,666, $6,848 and $0 during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income.
The following table summarizes the changes to the restructuring reserve for the periods presented.

	Employee Severance	Facility Closures	Total

Balance at March 31, 2007	$3,006	$16,422	$19,428
Restructuring charge	5,628	1,220	6,848
Asset write-downs	--	(411)	(411)
Cash expenditures	(6,196)	(7,077)	(13,273)

Balance at March 31, 2008	$2,438	$10,154	$12,592
Restructuring charge	7,596	2,070	9,666
Acquisition adjustments	264	--	264
Asset write-downs	--	(67)	(67)
Cash expenditures	(6,133)	(5,808)	(11,941)

Balance at March 31, 2009	$4,165	$6,349	$10,514

Of the $10,514 above, $7,307 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended March 31, 2009.
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
Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $26,903, $26,833 and $23,381 for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2009 are as follows:

Fiscal

2010	$18,226
2011	13,324
2012	8,621
2013	2,869
2014	1,813
Thereafter	1,570

Total minimum lease payments	$46,423

In connection with the NextiraOne acquisition during the first quarter of Fiscal 2007, the Company obtained various contractual obligations in the form of operating leases for facilities and vehicles of approximately $35,120 at the acquisition date. The remaining balance for those contractual obligations is included within the total minimum lease payments provided above.
Note 12: Income Taxes
The domestic and foreign components of Income before provision of income taxes are as follows:

	Fiscal
	2009	2008	2007

Domestic	$46,885	$31,767	$27,523
Foreign	22,278	31,764	27,377

Consolidated	$69,163	$63,531	$54,900

The provision/(benefit) for income taxes consists of the following:

	Fiscal
	2009	2008	2007

Current:
Federal	$10,238	$10,205	$12,598
State	2,546	1,914	1,363
Foreign	4,298	6,585	4,384

Total current	17,082	18,704	18,345
Deferred	6,772	5,594	946

Total provision for income taxes	$23,854	$24,298	$19,291

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign taxes, net of foreign tax credits	(0.9)	(1.8)	(1.3)
Effect of permanent book / tax differences	(0.1)	(0.4)	(0.1)
State income taxes, net of federal benefit	3.2	2.4	1.8
Valuation allowance	2.5	1.4	0.9
Reversal of section 162(m) accrual (see below for definition)	(5.2)	--	--
Other, net	--	1.6	(1.2)

Effective tax rate	34.5%	38.2%	35.1%

The components of current and long-term deferred tax liabilities/assets are as follows:

	March 31,
	2009	2008

Deferred Tax Liabilities:
Tradename and trademarks	$10,411	$10,140
Amortization of intangibles	33,661	14,107
Unremitted earnings of foreign subsidiaries	2,757	3,460
Foreign exchange	43	--
Other	66	82
Other prepaid items	206	298

Gross deferred tax liabilities	47,144	28,087

Deferred Tax Assets:
Net operating losses	22,549	11,741
Restructuring reserves	5,955	6,039
Basis of fixed assets	764	493
Outsourced leases	326	230
Basis of finished goods inventory	9,269	8,359
Reserve for bad debts	1,581	4,608
Miscellaneous accrued expenses	8,352	6,086
Foreign tax credit carry-forwards	2,671	2,569
Accrued employee costs	3,965	1,521
Foreign exchange	--	47
Unexercised stock options	8,680	9,723

Gross deferred tax assets	64,112	51,416
Valuation allowance	(4,081)	(2,373)

Net deferred tax assets	60,031	49,043

Net deferred tax assets/(liabilities)	$12,887	$20,956

At March 31, 2009, the Company had $33,201, $106,975 and $21,155 of federal, state and foreign gross net operating loss carry-forwards, respectively. As a result of the Company’s acquisition of Norstan, Inc. and ACS, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) limits the amount of net operating losses available to the Company to approximately $2,110 per year. The federal gross net operating loss carry-forwards expire in Fiscal 2027. The state gross net operating loss carry-forwards expire at various times through Fiscal 2029 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2019, with the exception of $220 for Austria, $493 for Belgium, $7,091 for Brazil and $1,559 for France, which have no expirations.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $4,081 for certain state and foreign net operating loss carry-forwards anticipated to produce no tax benefit. The valuation allowance was increased in Fiscal 2009 by $1,708 in order to reflect the inability to use certain foreign net operating loss carry-forwards.
In connection with the acquisitions of NextiraOne, NUVT, NTI and ADS during Fiscal 2007, the Company acquired approximately $96,000 of goodwill. The Company believes that $65,549 will be recognized as a tax deduction over the next 15 years. In addition, the Company recorded approximately $19,197 of deferred tax assets related to purchase accounting.
In general, except for certain earnings in Japan and earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $7,576 based on exchange rates at March 31, 2009. However, additional taxes could be necessary if future foreign earnings were loaned to the parent, if the foreign subsidiaries declare dividends to the U.S. parent or the Company should sell its stock in the subsidiaries.
As discussed in Note 2, the Company adopted FIN 48 on April 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $5,110 reduction to the beginning balance of Retained earnings representing the cumulative effect of a change in accounting principle, an increase to current liabilities of $3,656 recorded within Income taxes and a decrease to non-current assets of $1,454 recorded within Other assets, each of which is reflected within the Company’s Consolidated Balance Sheets. As of March 31, 2009 and March 31, 2008, the gross liability for income taxes associated with uncertain tax positions was $7,075 and $7,340, respectively. If the uncertain tax positions are recognized, they would all favorably affect the Company’s effective tax rate. The Company includes interest and penalties related to uncertain tax positions within the Provision for income taxes within the Company’s Consolidated Statements of Income. As of March 31, 2009 and March 31, 2008, the Company recorded $1,443 and $1,131, respectively, of interest and penalties related to uncertain tax positions relating to current liabilities within Income taxes.

A reconciliation of the change in the tax liability for unrecognized tax benefits from April 1, 2007 to March 31, 2009 is as follows:

Balance at April 1, 2007	$6,974
Additions for tax positions related to the current year	90
Additions for tax positions related to prior years	362
Reductions for tax positions related to prior years	(86)
Settlements	--

Balance at March 31, 2008	$7,340
Additions for tax positions related to the current year	396
Additions for tax positions related to prior years	312
Reductions for tax positions related to prior years	(675)
Settlements	(298)

Balance at March 31, 2009	$7,075

On September 20, 2006, the Company received formal notice from the Internal Revenue Service (“IRS”) regarding its intent to begin an audit of the Company’s 2004 and 2005 tax years. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. In connection with the review by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Code may apply. It was possible that these options could have been treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). If such options were deemed to have been granted at less than fair market value for purposes of Section 162(m), any non-performance based compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 would have been disallowed as a deduction for tax purposes. Based on this uncertain tax position, the Company estimated that the potential tax-effected liability for any potential disallowed Section 162(m) deduction would approximate $3,587, which was recorded as an expense during Fiscal 2004 and Fiscal 2005 (in addition to the amount shown above for the reconciliation of the change in the tax liability for unrecognized tax benefits) and is recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets as of March 31, 2008. During Fiscal 2009, the IRS concluded its examination of the potential disallowed Section 162(m) deduction within our filing position and did not propose an adjustment. During the fourth quarter of Fiscal 2009, we reversed the previously-recorded expense of $3,587 through Provision for income taxes within the Company’s Consolidated Statements of Income. With respect to the normal recurring audits of our tax years 2004, 2005 and 2006, the IRS has proposed adjustments to our filing position and we have agreed to those adjustments which approximate $300.
Fiscal 2008 and Fiscal 2007 remains open to examination by the IRS. Fiscal 2004 through Fiscal 2008 remain open to examination by state and foreign taxing jurisdictions.
Note 13: Incentive Compensation Plans
Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $9,408, $5,689 and $4,562 under its variable compensation plans for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.
Profit Sharing and Savings Plan (“the savings plans”)
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $3,198, $3,290 and $3,569 for these plans during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

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
The Incentive Plan will be administered by the Compensation Committee of the Board, or any successor thereto, or such other committee of the Board as is appointed by the Board to administer the Incentive Plan (hereinafter referred to as the “Committee”). The Committee will have all the powers vested in it by the terms of the Incentive Plan, such powers to include the exclusive authority to select the Eligible Persons to be granted Awards under the Incentive Plan, to determine the type, size, terms and conditions of the Award to be made to each Eligible Person selected, to modify or waive (with certain limitations specified in the Incentive Plan) the terms and conditions of any Award that has been granted, to determine the time when Awards will be granted, to establish performance objectives, to make any adjustments necessary or desirable as a result of the granting of Awards to Eligible Persons located outside the United States and to prescribe the form of the agreements evidencing Awards made under the Incentive Plan.
The maximum aggregate number of shares of common stock, available for issuance under Awards granted under the Incentive Plan, shall be 900,000 plus the number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock authorized for grant under the Incentive Plan as of March 31, 2009.

Shares in thousands	Shares

Shares initially authorized under the Incentive Plan	900
Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888
Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through March 31, 2009	307

Shares authorized for grant under the Incentive Plan as of March 31, 2009	2,095
Shares available for grant under the Incentive Plan as of March 31, 2009	2,086

As of March 31, 2009, the Company has granted only stock options. Those stock option grants generally become exercisable in equal amounts over a three-year period and have a contractual life of ten (10) years from the grant date. The Company recognized stock-based compensation expense related to stock option grants of $3,042 ($1,993 net of tax) or $0.11 per diluted share, $3,468 ($2,142 net of tax) or $0.12 per diluted share and $9,308 ($6,050 net of tax) or $0.34 per diluted share during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Included in stock-based compensation expense for Fiscal 2008 is $250 which resulted from the previously-disclosed tender offer regarding certain Affected Stock Option Grants (as defined below), the details of which are described below. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.

The following table summarizes the Company’s stock option activity for the periods presented.

	Fiscal
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price (per		Price (per		Price (per
Shares in thousands	Shares	share)	Shares	share)	Shares	share)

Outstanding at March 31, 2008	2,584	$40.27	4,621	$38.66	5,055	$38.28
Granted	1,083	28.87	627	40.13	70	39.12
Exercised	(17)	32.00	(179)	32.81	(435)	34.42
Forfeited or cancelled	(341)	41.61	(2,485)	38.17	(69)	38.71

Outstanding at March 31, 2009	3,309	$36.45	2,584	$40.27	4,621	$38.66
Exercisable at March 31, 2009	2,220	$40.07	2,499	$40.39	4,131	$39.12
Weighted-average fair value of options granted during the period		$8.68		$7.70		$17.88

The total intrinsic value of options exercised during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $38, $1,395 and $3,597, respectively. The weighted average fair value of stock options granted during Fiscal 2009, Fiscal 2008 and Fiscal 2007 were based on the Black-Scholes option pricing model using the following weighted average assumptions. The Company granted 627,000 shares during Fiscal 2008 which resulted from the previously-disclosed tender offer (described below). See below for reference to the Company’s valuation methodologies for these grants.

	Fiscal
	2009	2008	2007

Expected life (in years)	4.8	3.8	5.7
Risk free interest rate	3.4%	4.0%	4.2%
Annual forfeiture rate	2.4%	0.0%	1.5%
Volatility	30.5%	29.4%	45.5%
Dividend yield	0.7%	0.6%	0.6%

The following table summarizes certain information regarding the Company’s non-vested shares as of and for the period ending March 31, 2009 and 2008.

	Number of	Weighted-
	Shares (in	Average Grant-
Shares in thousands	000’s)	Date Fair Value

Non-vested as of March 31, 2007	490	$19.29
Granted	--	--
Forfeited	(308)	20.08
Vested	(97)	17.60

Non-vested as of March 31, 2008	85	18.35
Granted	1,083	8.68
Forfeited	(65)	18.48
Vested	(14)	8.89

Non-vested as of March 31, 2009	1,089	8.85

Remedial Measures
The Audit Committee has completed its previously-disclosed independent review of the Company’s historical stock option granting practices. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for more information regarding the Audit Committee’s review and related matters. In light of the findings of its review, the Audit Committee recommended to the Board, and the Board adopted, enhancements to the Company’s corporate record-keeping and stock option granting procedures. In advance of this action by the Audit Committee and the Board, the Company had implemented additional procedures to its process for approving stock option grants that are focused on formalized documentation of appropriate approvals and determination of grant terms to employees.

The Audit Committee’s review included an evaluation of the role of current and former Company personnel in identified problems during the period from 1992 to the present (the “Review Period”), and the Audit Committee’s consideration of remedial actions has included and will continue to include a review of claims that have been or may be asserted against such current or former Company personnel as well as other remedial actions that may be appropriate under all circumstances. As previously reported, based on the findings of the Audit Committee as to Fred C. Young, the Company’s former Chief Executive Officer who resigned on May 20, 2007, the Audit Committee concluded and recommended to the Board, and the Board determined, that Mr. Young could have been terminated due to Cause for Termination (as defined in his agreement dated May 11, 2004) at the time Mr. Young resigned as a director and as an officer of the Company on May 20, 2007. In light of that determination and the terms of the agreements with Mr. Young, all outstanding stock options held by Mr. Young (1,455,402 shares) terminated as of the date of his resignation, which occurred during the first quarter of Fiscal 2008. Accordingly, the Company has determined that the consequences of these events should be considered a first quarter of Fiscal 2008 event for accounting purposes. These events had the following impacts on the Company’s consolidated financial statements and related notes for Fiscal 2008: (1) a decrease in outstanding stock options of 1,455,402, (2) immaterial impact on the Diluted earnings per common share computation, (3) a decrease in deferred tax assets of $6,252 with the offsetting entry of $5,514 to Additional paid-in capital and (4) additional tax expense impact of $738.
The following table summarizes certain information regarding the Company’s outstanding stock options at March 31, 2009:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		average	Weighted-			average	Weighted-
		Remaining	average	Intrinsic		Remaining	average	Intrinsic
Range of	Shares	Contractual	Exercise	Value	Shares	Contractual	Exercise	Value
Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	(000’s)	Life (Years)	Price	(000’s)

$26.60 - $33.25	1,100	9.0	$ 28.88	$ --	31	3.8	$ 29.31	$ --
$33.25 - $39.90	1,192	6.2	38.06	--	1,172	6.1	38.04	--
$39.90 - $46.55	983	2.7	42.32	--	983	2.7	42.32	--
$46.55 - $53.20	15	1.8	50.72	--	15	1.8	50.72	--
$53.20 - $59.85	17	1.1	58.15	--	17	1.1	58.15	--
$59.85 - $66.50	2	0.7	63.22	--	2	0.7	63.22	--

$26.60 - $66.50	3,309	6.0	$ 36.45	$ --	2,220	4.5	$ 40.07	$ --

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on March 31, 2009 of $23.66, which would have been received by the option holders had all option holders exercised their options as of that date. As of March 31, 2009, there was $6,456 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 2.8 years.
Section 409A Remedial Measures and Other Potential Section 409A Payments
Following the completion of the Audit Committee’s independent review of the Company’s historical stock option granting practices, the Company determined that certain stock option grants which were originally issued with exercise prices that were below fair market value for income tax purposes, which vested or may vest after December 31, 2004 and which remained outstanding (i.e., unexercised) as of December 31, 2005, were subject to adverse income taxation under Section 409A of the Code (“Section 409A”). For purposes of this Annual Report on Form 10-K for the fiscal year ended March 31, 2009, these below-fair market value stock option grants are referred to as “Affected Stock Option Grants.” Under Section 409A, individuals who hold Affected Stock Option Grants may be subject to a 20% federal income tax and an interest penalty tax, in addition to the regular income tax liability, plus interest on the value of these stock option grants at the time of vesting (not exercise).
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
With respect to certain employees who exercised Affected Stock Options Grants during calendar year 2007, the Company made a bonus payment (the “Calendar 2007 bonus payment”) to such employees in calendar year 2008 in an aggregate amount of $313. The Calendar 2007 bonus payment includes amounts to compensate the employee for the additional Section 409A taxes that they will be required to pay as well as an amount to gross-up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2007 bonus payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income for the period ending March 31, 2008.
With respect to certain employees who exercised Affected Stock Options Grants during calendar year 2006, the Company made a cash payment (“Calendar 2006 cash payment”) to such employees in calendar year 2008 in an aggregate amount of approximately $626. The Calendar 2006 cash payment includes any applicable Section 409A additional taxes as well as an amount to gross up such amount for the additional income and payroll taxes owed on such payments. The Calendar 2006 cash payment is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income for the period ending March 31, 2008.

Note 14: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations:

	Fiscal
	2009	2008	2007

Net income	$45,309	$39,233	$35,609

Weighted-average common shares outstanding (basic)	17,527	17,605	17,512
Effect of dilutive securities from employee stock options	--	48	296

Weighted-average common shares outstanding (diluted)	17,527	17,653	17,808

Basic earnings per common share	$2.59	$2.23	$2.03
Dilutive earnings per common share	$2.59	$2.22	$2.00

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,309,300, 2,097,558 and 1,246,215 non-dilutive stock options outstanding during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.
Note 15: Repurchase of Common Stock
Fiscal 2009 - During Fiscal 2009, the Company did not repurchase any shares of common stock.
Fiscal 2008 - During Fiscal 2008, the Company repurchased 190,084 shares of common stock for an aggregate purchase price of $6,062, or an average purchase price per share of $31.89.
Fiscal 2007 - During Fiscal 2007, the Company repurchased 500,712 shares of common stock for an aggregate purchase price of $20,209, or an average purchase price per share of $40.36.
Since the inception of the repurchase program in April 1999 through March 31, 2009, the Company has repurchased 7,626,195 shares for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of March 31, 2009, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of the common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Company’s New Credit Agreement, the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the New Credit Agreement) occurs or is continuing, and may not repurchase its common stock if the leverage ratio (after taking into consideration the payment made to repurchase the common stock) would exceed 2.75 to 1.0 or if the availability to borrow under the New Credit Facility would be less than $20 million.

Note 16: Fair Value Disclosures
As discussed in Note 2, the Company adopted SFAS 157 on April 1, 2008 with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$923	$--	$923

	Liabilities at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$1,872	$--	$1,872
Interest-rate swap	--	5,336	--	5,336

Total	$--	$7,208	$--	$7,208

Note 17: Commitments and Contingencies
Regulatory Matters
As previously disclosed, on November 13, 2006, the Company received a letter of informal inquiry from the staff of the Securities and Exchange Commission’s (the “SEC”) Division of Enforcement (the “Staff”) relating to the Company’s stock option practices from January 1, 1997 to present. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, the Company received a document subpoena from the SEC acting pursuant to such order. On January 26, 2009, the Company received a “Wells Notice” from the SEC. The Wells Notice provided the Company with notification that the Staff intended to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws arising from certain historical stock option practices. Under the process established by the SEC, recipients of a Wells Notice have the opportunity to respond before the Staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. In connection with this contemplated action, the Staff may seek a permanent civil injunction barring future violations of the federal securities laws and civil penalties. The Company continues to cooperate with the Staff with respect to the alleged violations and possible resolution of the matters in question.
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
See Note 12 regarding the status of certain IRS matters.
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through June 30, 2009 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
At the conclusion of these matters, the Company could be subject to damages, fines, penalties or other costs, either through settlement or judgment, which could be material.

Litigation Matters
In November, 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of U.S. generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-JFC, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before July 31, 2009, and the court has entered an order to that effect. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company may incur costs or expenses in relation to this matter that could be material.
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business.
Based on the facts currently available to the Company, Management believes the matters described under this caption “Litigation Matters” are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, in Fiscal 2007, Fiscal 2008 and Fiscal 2009, and expects to continue to incur additional expenses during Fiscal 2010, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. See the “Explanatory Note” preceding Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, for more information regarding the Audit Committee’s review and related matters. As of March 31, 2009, the total amount of such fees is $7,991, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $1,228, $1,221 and $542 during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. These expenses are recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2009 and 2008, the Company has recorded a warranty reserve of $3,889 and $4,182, respectively.
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
The following table presents financial information about the Company’s reportable segments by geographic region:

	Fiscal
	2009	2008	2007

North America
Revenues	$838,871	$837,402	$850,088
Operating income	61,651	57,964	49,481
Depreciation	9,378	10,500	11,742
Intangibles amortization	10,715	6,579	10,156
Segment assets (as of March 31)	1,060,491	962,729	1,007,695

Europe
Revenues	$121,839	$138,927	$129,278
Operating income	12,548	19,278	16,442
Depreciation	420	447	498
Intangibles amortization	59	64	91
Segment assets (as of March 31)	125,781	159,661	139,531

All Other
Revenues	$38,838	$40,413	$36,944
Operating income	5,804	7,390	7,426
Depreciation	134	111	85
Intangibles amortization	16	36	38
Segment assets (as of March 31)	18,291	21,519	17,318

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets:

	March 31,
	2009	2008	2007

Segment assets for North America, Europe and All Other	$1,204,563	$1,143,909	$1,164,544
Corporate eliminations	(68,075)	(70,058)	(74,453)

Total consolidated assets	$1,136,488	$1,073,851	$1,090,091

The following table presents financial information about the Company by service type:

	Fiscal
	2009	2008	2007

Data Services
Revenues	$191,436	$194,454	$182,129
Gross profit	55,407	57,747	55,598

Voice Services
Revenues	$598,319	$586,974	$611,278
Gross profit	200,541	195,570	209,268

Hotline Services
Revenues	$209,793	$235,314	$222,903
Gross profit	101,232	113,303	109,123

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

Note 19: Quarterly Data (Unaudited)
The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Income for Fiscal 2009 and Fiscal 2008. All dollar amounts are in thousands, except per share amounts. Earnings per share data may not compute due to rounding.

	Fiscal 2009 (Unaudited)
	1Q09	2Q09	3Q09	4Q09	FY09

Revenues
Hotline products	$55,639	$56,819	$51,550	$45,785	$209,793
On-Site services	186,914	196,991	210,303	195,547	789,755

Total	242,553	253,810	261,853	241,332	999,548

Cost of sales
Hotline products	27,982	28,917	27,380	24,282	108,561
On-Site services	126,429	131,836	143,555	131,987	533,807

Total	154,411	160,753	170,935	156,269	642,368

Gross profit	88,142	93,057	90,918	85,063	357,180

Selling, general & administrative expenses	66,468	65,729	66,085	68,105	266,387
Intangibles amortization	1,826	1,900	3,261	3,803	10,790

Operating income	19,848	25,428	21,572	13,155	80,003

Interest expense (income), net	(265)	2,648	5,722	2,174	10,279
Other expenses (income), net	(96)	263	376	18	561

Income before provision for income taxes	20,209	22,517	15,474	10,963	69,163

Provision for income taxes	7,376	8,218	5,647	2,613	23,854

Net income	$12,833	$14,299	$9,827	$8,350	$45,309

Earnings per common share
Basic	$0.73	$0.82	$0.56	$0.48	$2.59
Diluted	$0.73	$0.82	$0.56	$0.48	$2.59

	Fiscal 2008 (Unaudited)
	1Q08	2Q08	3Q08	4Q08	FY08

Revenues
Hotline products	$56,139	$59,619	$59,269	$60,287	$235,314
On-Site services	196,152	201,011	199,055	185,210	781,428

Total	252,291	260,630	258,324	245,497	1,016,742

Cost of sales
Hotline products	29,362	31,457	30,891	30,301	122,011
On-Site services	131,699	136,884	133,312	126,216	528,111

Total	161,061	168,341	164,203	156,517	650,122

Gross profit	91,230	92,289	94,121	88,980	366,620

Selling, general & administrative expenses	72,743	66,784	68,522	67,260	275,309
Intangibles amortization	2,318	1,344	1,382	1,635	6,679

Operating income	16,169	24,161	24,217	20,085	84,632

Interest expense (income), net	3,280	6,143	5,780	6,095	21,298
Other expenses (income), net	(67)	(73)	(16)	(41)	(197)

Income before provision for income taxes	12,956	18,091	18,453	14,031	63,531

Provision for income taxes	4,768	6,781	7,112	5,637	24,298

Net income	$8,188	$11,310	$11,341	$8,394	$39,233

Earnings per common share
Basic	$0.47	$0.64	$0.64	$0.48	$2.23
Diluted	$0.46	$0.64	$0.64	$0.48	$2.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s CEO and Chief Financial Officer (“CFO”), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 based on the framework described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2009, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of its assessment with the Audit Committee.
Excluded Acquired Companies
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, Black Box completed the acquisitions of Scottel, NCT, ACS, MTS and UCI in Fiscal 2009 prior to March 31, 2009. Scottel, NCT, ACS, MTS and UCI represent 3%, 1%, 4%, 5% and 1%, respectively, of the Company’s total assets as of March 31, 2009. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2009 excludes an assessment of the internal control over financial reporting of Scottel, NCT, ACS, MTS and UCI.
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
Black Box Corporation
Lawrence, Pennsylvania
We have audited Black Box Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Scottel Voice & Data, Inc, Network Communications Technologies, Inc., ACS Communications, Inc., Mutual Telecom Services Inc, and UCI Communications LLC, (the “acquired subsidiaries”) which were acquired within the year ended March 31, 2009, and which are included in the consolidated balance sheets of Black Box Corporation as of March 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. The acquired subsidiaries constituted 14% and 20% of total assets and net assets, respectively, as of March 31, 2009, and 8% and 5% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the acquired subsidiaries because of the timing of the acquisitions which were completed during the year ending March 31, 2009. Our audit of internal control over financial reporting of Black Box Corporation also did not include an evaluation of the internal control over financial reporting of the acquired subsidiaries.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2009 and our report dated May 27, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Chicago, Illinois
May 27, 2009

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
(a)	Documents filed as part of this report

(1)	Financial Statements - no financial statements have been filed in this Form 10-K other than those in Item 8

(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.2	Tender and Voting Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.3	Stock Option Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.4	Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 10, 2006 (2)

2.5	Amendment to the Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 30, 2006(3)

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (4)

3(ii)	Amended and Restated By-laws of the Company, as amended (5)

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

10.11	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (12)

10.12	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (12)

10.13	Agreement between the Company and Francis W. Wertheimber (13)

10.14	Amended and Restated Agreement between the Company and Michael McAndrew (14)

10.15	Amended and Restated Agreement between the Company and R. Terry Blakemore (15)

10.16	1992 Stock Option Plan, as amended through August 9, 2007 (16)

10.17	1992 Director Stock Option Plan, as amended through August 9, 2007 (16)

10.18	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (13)

10.19	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (13)

10.20	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (17)

10.21	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (13)

10.22	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (17)

10.23	Description of Fiscal 2009 Annual Incentive Plan (18)

10.24	Form of 2008 Long-Term Incentive Cash Award Agreement for Fiscal 2009 (18)

10.25	2008 Long-Term Incentive Plan (19)

10.26	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (14)

10.27	Summary of Director Compensation (20)

21.1	Subsidiaries of the Registrant (20)

23.1	Consent of Independent Registered Accounting Firm (20)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (20)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (20)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on December 23, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 13, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 4, 2006, and incorporated herein by reference.

(4)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on June 14, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by the Company and SF Acquisition Co. on January 26, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2005, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 23, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on July 23, 2007, and incorporated herein by reference.

(10)	Filed as Exhibit 10.9 to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on August 13, 2007, and incorporated herein by reference.

(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 5, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 30, 2008, and incorporated herein by reference.

(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(19)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.

(20)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Dated: May 29, 2009
/s/ Michael McAndrew

Michael McAndrew, Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ WILLIAM F. ANDREWS	Director	May 29, 2009

William F. Andrews

/s/ RICHARD L. CROUCH	Director	May 29, 2009

Richard L. Crouch

/s/ THOMAS W. GOLONSKI	Director	May 29, 2009

Thomas W. Golonski

/s/ THOMAS G. GREIG	Director and Chairman of the Board	May 29, 2009

Thomas G. Greig

/s/ EDWARD A. NICHOLSON	Director	May 29, 2009

Edward A. Nicholson

/s/ R. TERRY BLAKEMORE	Director, President and Chief Executive Officer	May 29, 2009

R. Terry Blakemore

/s/ MICHAEL MCANDREW	Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	May 29, 2009
Michael McAndrew

SCHEDULE II
BLACK BOX CORPORATION
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at	Additions				Balance
	Beginning	Charged	Additions	Reductions		at End
	of	to	from	from		of
Description	Period	Expenses	Acquisitions	Reserves	Other	Period

Year Ended March 31, 2009
Inventory reserves	$20,373	$2,896	$1,199	$(4,178)	$--	$20,290
Allowance for doubtful accounts/sales returns	12,612	4,336	203	(7,217)	--	9,934
Restructuring reserve	12,592	9,666	--	(11,941)	197	10,514

Year Ended March 31, 2008
Inventory reserves	$22,761	$3,258	$160	$(5,806)	$--	$20,373
Allowance for doubtful accounts/sales returns	14,253	7,509	90	(9,240)	--	12,612
Restructuring reserve	19,428	6,848	--	(13,684)	--	12,592

Year Ended March 31, 2007
Inventory reserves	$14,287	$3,036	$12,735	$(7,297)	$--	$22,761
Allowance for doubtful accounts/sales returns	9,517	8,710	5,423	(9,397)	--	14,253
Restructuring reserve	10,698	--	27,034	(18,304)	--	19,428

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.2	Tender and Voting Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.3	Stock Option Agreement, dated as of December 20, 2004, by and among the Company, SF Acquisition Co. and Norstan, Inc. (1)

2.4	Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 10, 2006 (2)

2.5	Amendment to the Interest Purchase Agreement by and between Platinum Equity, LLC and the Company dated as of April 30, 2006(3)

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (4)

3(ii)	Amended and Restated By-laws of the Company, as amended (5)

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

10.11	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (12)

10.12	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (12)

10.13	Agreement between the Company and Francis W. Wertheimber (13)

10.14	Amended and Restated Agreement between the Company and Michael McAndrew (14)

10.15	Amended and Restated Agreement between the Company and R. Terry Blakemore (15)

10.16	1992 Stock Option Plan, as amended through August 9, 2007 (16)

10.17	1992 Director Stock Option Plan, as amended through August 9, 2007 (16)

10.18	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (13)

10.19	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (13)

10.20	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (17)

10.21	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (13)

10.22	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (17)

10.23	Description of Fiscal 2009 Annual Incentive Plan (18)

10.24	Form of 2008 Long-Term Incentive Cash Award Agreement for Fiscal 2009 (18)

10.25	2008 Long-Term Incentive Plan (19)

10.26	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (14)

10.27	Summary of Director Compensation (20)

21.1	Subsidiaries of the Registrant (20)

23.1	Consent of Independent Registered Accounting Firm (20)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (20)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (20)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on December 23, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 13, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 4, 2006, and incorporated herein by reference.

(4)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on June 14, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by the Company and SF Acquisition Co. on January 26, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2005, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 23, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on July 23, 2007, and incorporated herein by reference.

(10)	Filed as Exhibit 10.9 to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on August 13, 2007, and incorporated herein by reference.

(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 5, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 30, 2008, and incorporated herein by reference.

(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(19)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.

(20)	Filed herewith.