Form 10-Q
period 2009-06-27
BLACK BOX CORP
filed 2009-08-06
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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
Registrant’s telephone number, including area code: 724-746-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☑ No
As of July 31, 2009, there were 17,548,305 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JUNE 27, 2009
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 27, 2009	March 31,
In thousands, except par value	(Unaudited)	2009*

Assets
Cash and cash equivalents	$25,774	$23,720
Accounts receivable, net of allowance for doubtful accounts of $10,034 and $9,934	152,328	163,975
Inventories, net	54,009	55,898
Costs/estimated earnings in excess of billings on uncompleted contracts	74,693	66,066
Prepaid and other current assets	32,482	30,809

Total current assets	339,286	340,468

Property, plant and equipment, net	27,078	28,419
Goodwill	627,447	621,948
Intangibles
Customer relationships, net	102,803	105,111
Other intangibles, net	35,956	37,684
Other assets	3,130	2,858

Total assets	$1,135,700	$1,136,488

Liabilities
Accounts payable	$79,240	$79,021
Accrued compensation and benefits	25,115	30,446
Deferred revenue	35,262	35,520
Billings in excess of costs/estimated earnings on uncompleted contracts	18,663	18,217
Income taxes	7,745	5,164
Other liabilities	36,985	41,891

Total current liabilities	203,010	210,259

Long-term debt	237,420	249,260
Other liabilities	28,367	29,670

Total liabilities	$468,797	$489,189

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$--	$--
Common stock authorized 100,000, par value $.001, 17,548 and 17,533 shares outstanding	25	25
Additional paid-in capital	447,294	445,774
Retained earnings	527,773	521,023
Accumulated other comprehensive income	14,906	3,572
Treasury stock, at cost 7,626 and 7,626 shares	(323,095)	(323,095)

Total stockholders’ equity	$666,903	$647,299

Total liabilities and stockholders’ equity	$1,135,700	$1,136,488

*	Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended June 27 and 28,
In thousands, except per share amounts	2009	2008

Revenues
Hotline products	$42,282	$55,639
On-Site services	192,930	186,914

Total	235,212	242,553

Cost of sales
Hotline products	22,195	27,982
On-Site services	130,604	126,429

Total	152,799	154,411

Gross profit	82,413	88,142

Selling, general & administrative expenses	63,883	66,468
Intangibles amortization	4,045	1,826

Operating income	14,485	19,848

Interest expense (income), net	2,144	(265)
Other expenses (income), net	(142)	(96)

Income before provision for income taxes	12,483	20,209

Provision for income taxes	4,681	7,376

Net income	$7,802	$12,833

Earnings per common share
Basic	$0.45	$0.73

Diluted	$0.44	$0.73

Weighted-average common shares outstanding
Basic	17,539	17,516

Diluted	17,539	17,518

Dividends per share	$0.06	$0.06

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three (3) months ended June 27 and 28,
In thousands	2009	2008

Operating Activities
Net income	$7,802	$12,833
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	6,078	4,252
Loss (gain) on sale of property	76	6
Deferred taxes	548	936
Tax impact from stock options	123	160
Stock compensation expense	1,643	542
Change in fair value of interest-rate swap(s)	(203)	(2,708)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	11,690	799
Inventories, net	2,555	3,983
All other current assets excluding deferred tax asset	(2,549)	(1,694)
Liabilities exclusive of long-term debt	(11,676)	(6,681)

Net cash provided by (used for) operating activities	$16,087	$12,428

Investing Activities
Capital expenditures	$(567)	$(652)
Capital disposals	29	22
Acquisition of businesses (payments)/recoveries	--	(6,286)
Prior merger-related (payments)/recoveries	(916)	165

Net cash provided by (used for) investing activities	$(1,454)	$(6,751)

Financing Activities
Proceeds from borrowings	$38,385	$52,575
Repayment of borrowings	(50,433)	(58,448)
Deferred financing costs	--	(112)
Payment of dividends	(1,052)	(1,051)

Net cash provided by (used for) financing activities	$(13,100)	$(7,036)

Foreign currency exchange impact on cash	$521	$(55)

Increase / (decrease) in cash and cash equivalents	$2,054	$(1,414)
Cash and cash equivalents at beginning of period	$23,720	$26,652

Cash and cash equivalents at end of period	$25,774	$25,238

Supplemental Cash Flow:
Cash paid for interest	$2,726	$2,877
Cash paid for income taxes	1,606	5,210
Non-cash financing activities:
Dividends payable	1,052	1,051
Capital leases	4	244

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box” or the “Company”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of June 27, 2009, the Company had more than 3,000 professional technical experts in 192 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2009 (the “Form 10-K”).
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2009 and 2008 were June 27, 2009 and June 28, 2008. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
The consolidated financial statements include the accounts of the Company, which is the parent company, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three months ended June 30, 2009.

Note 2: Significant Accounting Policies / Recent Accounting Pronouncements
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. Additional significant accounting policies adopted during Fiscal 2010 are disclosed below.
Stock-Based Compensation
Restricted stock units: The Company records expense for those stock awards, vesting during the period, for which the requisite service period is expected to be rendered. The Company uses historical data in order to project the future employee turnover rates used to estimate the number of restricted stock units for which the requisite service period will not be rendered. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the Company’s common stock, par value $.001 (the “common stock”) on the date of grant. The Company recognizes the fair value of awards into expense over the requisite service periods associated with the award.
Performance share awards: The Company records expense for those stock awards, vesting during the period, for which the requisite service period is expected to be rendered. The Company uses historical data in order to project the future employee turnover rates used to estimate the number of performance shares for which the requisite service period will not be rendered. The fair value of performance share awards subject to a cumulative Adjusted EBITDA target (as defined in the performance share award agreement) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The Company recognizes the fair value of awards into expense over the requisite service periods associated with the award. The probability of vesting of the award and the applicable number of shares of common stock to be issued are reassessed at each period end. The fair value of performance share awards subject to the Company’s total shareholder return ranking relative to the total shareholder return of the common stock (or its equivalent) of the companies in a peer group (the “Company’s Relative TSR Ranking”) is determined on the grant date using a Monte-Carlo simulation valuation method which includes several subjective assumptions. The Company recognizes the fair value of these awards into expense over the requisite service periods associated with the award. The assumptions are summarized as follows:
Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock.
Risk-Free Rate. The Company derives its risk-free interest rate on the observed interest rates with an equivalent remaining term equal to the expected life of the award.
Recent Accounting Pronouncements
Fair Value Measurements
In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157. On April 1, 2008, the Company adopted the provisions of SFAS 157 with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) as provided by FSP SFAS 157-2, “Effective Date of FASB Statement No. 157.” The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157 are non-financial assets and liabilities initially measured at fair value in a business combination and impairment assessments of long-lived assets, goodwill and intangible assets. The requirements of SFAS 157 were applied prospectively. The adoption of the portions of SFAS 157 which were permitted to be initially deferred did not have a material impact on the Company’s consolidated financial statements.
Non-controlling Interests
In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

Business Combinations
In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) requires, among other things, that acquisition-related costs be recognized separately from the acquisition. In April, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. For the Company, SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements. SFAS 141(R) may have a material impact on business combinations after adoption, but the impact will depend on the facts and circumstances of those specific business combinations.
Useful lives of Intangible Assets
In April, 2008, the FASB issued FSP FASB 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and expands the disclosure requirements of SFAS 142. The provisions of SFAS 142-3 for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after adoption. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of SFAS 142-3 did not have a material impact on the Company’s consolidated financial statements.
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
Interim Disclosures about Fair Value of Financial Instruments
In April, 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”), which require disclosures about fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. The adoption of SFAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.
Subsequent Events
In May, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the day prior to the date the accompanying financial statements were issued, which was August 5, 2009.
FASB Accounting Standards Codification
In June, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. On the effective date, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will have no impact on the Company’s consolidated financial statements.

Note 3: Inventories
The Company’s inventories consist of the following:

	June 30, 2009	March 31, 2009

Raw materials	$1,673	$1,624
Finished goods	72,254	74,564

Subtotal	$73,927	$76,188
Excess and obsolete inventory reserves	(19,918)	(20,290)

Inventory, net	$54,009	$55,898

Note 4: Goodwill
The following table summarizes changes to Goodwill at the Company’s reporting units for the periods presented:

	North
	America	Europe	All Other	Total

Balance as of March 31, 2009	$555,270	$64,672	$2,006	$621,948
Currency translation	(8)	5,475	98	5,565
Prior period acquisitions	(66)	--	--	(66)

Balance as of June 30, 2009	$555,196	$70,147	$2,104	$627,447

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	June 30, 2009			March 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$15,272	$7,392	$7,880	$15,115	$6,517	$8,598
Customer relationships	120,077	17,274	102,803	120,077	14,966	105,111
Acquired backlog	14,230	13,893	337	14,230	12,883	1,347

Total	$149,579	$38,559	$111,020	$149,422	$34,366	$115,056

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$185,571	$46,812	$138,759	$185,414	$42,619	$142,795

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets for the periods presented:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2009	$27,739	$9,945	$105,111	$142,795
Amortization expense	--	(1,737)	(2,308)	(4,045)
Currency translation	--	9	--	9

Balance at June 30, 2009	$27,739	$8,217	$102,803	$138,759

Intangibles amortization was $4,045 and $1,826 for the three (3) months ended June 30, 2009 and 2008, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2009. Intangibles amortization for Fiscal 2009 acquisitions are based on preliminary allocations of purchase price and is dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2010, each of the succeeding four fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of June 30, 2009 that are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2010	$9,445
2011	11,493
2012	11,023
2013	9,738
2014	8,150
Thereafter	61,171

Total	$111,020

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	June 30, 2009	March 31, 2009

Revolving credit agreement	$235,965	$247,650
Capital lease obligations	2,597	2,908
Other	51	99

Total debt	$238,613	$250,657
Less: current portion (included in Other liabilities)	(1,193)	(1,397)

Long-term debt	$237,420	$249,260

Revolving Credit Agreement

On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2009, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for the three (3) months ended June 30, 2009 was $261,750, $255,027 and 1.6%, respectively, compared to $222,820, $211,197 and 3.7%, respectively, for the three (3) months ended June 30, 2008.
Capital lease obligations
The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to four years with interest rates ranging from 3.3% to 12.2%.
Other
Other debt is comprised of other third-party, non-employee loans. The loans have remaining terms of less than one to four years with interest rates ranging from 6.0% to 7.2%.
Unused available borrowings
As of June 30, 2009, the Company had $4,329 outstanding in letters of credit and $109,706 available under the Credit Agreement.

Note 7: Derivative Instruments and Hedging Activities
The Company is exposed to certain market risks, including the effect of changes in foreign currency exchange rates and interest rates. The Company uses derivative instruments to manage financial exposures that occur in the normal course of business. It does not hold or issue derivatives for speculative trading purposes. The Company is exposed to non-performance risk from the counterparties in its derivative instruments. This risk would be limited to any unrealized gains on current positions. To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher and all counterparties are monitored on a continuous basis. The fair value of the Company’s derivatives reflects this credit risk.
Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of June 30, 2009, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $69,002 and will expire within ten (10) months. There was no hedge ineffectiveness for the three (3) months ended June 30, 2009 and 2008, respectively.
Interest-rate Swaps:
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate, has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. Each interest-rate swap discussed above is collectively hereinafter referred to as the “interest-rate swaps.”
The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income for the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair	Fair	Fair	Fair
		Value at	Value at	Value at	Value at
		June 30,	March	June 30,	March
	Classification	2009	31, 2009	2009	31, 2009

Derivatives designated as hedging instruments under SFAS 133
Foreign currency contracts	Other liabilities (short-term)	$--	$--	$753	$1,872
Foreign currency contracts	Prepaid and other current assets	$3,229	$923	$--	$--

Derivatives not designated as hedging instruments under SFAS 133
Interest-rate swaps	Other Liabilities (short-term)	$--	$--	$5,133	$5,336

		Three months ended June 30,
	Classification	2009	2008

Derivatives designated as hedging instruments under SFAS 133
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$(145)	$218
Gain (loss) reclassified from AOCI into income (effective portion) – net of taxes	Selling, general & administrative expenses	$71	$35

		Three months ended June 30,
	Classification	2009	2008

Derivatives not designated as hedging instruments under SFAS 133
Gain (loss) recognized in income	Interest expense (income), net	$203	$2,708

Note 8: Acquisitions
Fiscal 2010 acquisitions:
There have been no acquisitions during the three (3) month period ended June 30, 2009.
Fiscal 2009 acquisitions:
During the fourth quarter of Fiscal 2009, the Company acquired Scottel Voice & Data, Inc. (“Scottel”), a privately-held company headquartered in Culver City, CA. Scottel has an active customer base which includes commercial, education and various government agency accounts. In connection with the Scottel acquisition, the Company has made a preliminary allocation to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the estimated fair market value of customer relationships and non-compete agreements which the Company estimates are to be amortized over a period of three to 10 years.
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
During the first quarter of Fiscal 2009, the Company acquired UCI Communications LLC (“UCI”), a privately-held company based out of Mobile, AL. UCI has an active customer base which includes commercial, education and various government agency accounts. In connection with the UCI acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which the Company estimates are to be amortized over a period of five to nine years.
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
The results of operations of Scottel, NCT, ACS, MTS and UCI are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.

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
The Company incurred restructuring charges of $1,114 and $182 for the three (3) months ended June 30, 2009 and 2008, respectively. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income.
The following table summarizes the changes to the restructuring reserve for the periods presented:

	Employee
	Severance	Facility Closures	Total

Balance at March 31, 2009	$4,165	$6,349	$10,514
Restructuring charge	1,013	101	1,114
Acquisition adjustments	26	--	26
Asset write-downs	--	(158)	(158)
Cash expenditures	(3,036)	(919)	(3,955)

Balance at June 30, 2009	$2,168	$5,373	$7,541

Of the $7,541 above, $4,837 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended June 30, 2009.
Note 10: Income Taxes
The Company recorded income tax expense of $4,681, an effective tax rate of 37.5%, and $7,376, an effective tax rate of 36.5%, for the three (3) months ended June 30, 2009 and 2008, respectively. The effective rate for the three (3) months ended June 30, 2009 of 37.5% differs from the federal statutory rate primarily due to state income taxes, foreign currency exchange effects on previously-taxed income and interest and penalties related to uncertain income tax positions accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” partially offset by foreign earnings taxed at a lower statutory rate.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
During Fiscal 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for Fiscal 2006 and continued its examination of the Company’s U.S. federal income tax return for Fiscal 2004 and Fiscal 2005. During Fiscal 2009, the IRS proposed and the Company accepted certain tax adjustments for Fiscal 2004, Fiscal 2005 and Fiscal 2006. During the first quarter of Fiscal 2010, the IRS concluded its audits of tax years 2004, 2005 and 2006 with no further adjustments; however, those tax years remain open to re-examination until the statute of limitations expires in December 2009.
Fiscal 2008 and Fiscal 2007 remain open to examination by the IRS. Fiscal 2004 through Fiscal 2008 remain open to examination by state and foreign taxing jurisdictions.
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

Awards (as defined below) under the Incentive Plan may include, but need not be limited to, one or more of the following types, either alone or in any combination thereof: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance grants, (vi) other share-based awards and (vii) any other type of award deemed by the Compensation Committee of the Board of Directors of the Company (the “Board”) or any successor thereto, or such other committee of the Board as is appointed by the Board to administer the Incentive Plan, in its sole discretion, to be consistent with the purposes of the Incentive Plan (hereinafter referred to as “Awards”).
The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan shall be 900,000 plus the number of shares that remain available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of June 30, 2009.

Shares in thousands	Shares

Shares initially authorized under the Incentive Plan	900

Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888

Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through June 30, 2009	353

Shares authorized for grant under the Incentive Plan as of June 30, 2009	2,141

Shares available for grant under the Incentive Plan as of June 30, 2009 [1]	1,464

1 The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance shares).
The Company recognized stock-based compensation expense of $1,643 ($1,027 net of tax) or $0.06 per diluted share and $542 ($344 net of tax) or $0.02 per diluted share for the three (3) months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
Stock options
Stock option awards are granted with an exercise price equal to the closing market price of the common stock on the date of grant; such stock options generally become exercisable in equal amounts over a three-year period and have a contractual life of ten (10) years from the grant date. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model which includes the following weighted-average assumptions.

	Three (3) months ended June 30,
	2009	2008

Expected life (in years)	5.0	4.8
Risk free interest rate	2.7%	3.4%
Annual forfeiture rate	2.5%	2.4%
Volatility	45.5%	30.4%
Dividend yield	0.9%	0.7%

The following table summarizes the Company’s stock option activity for the period presented:

	Shares	Weighted- Average Exercise	Weighted- average Remaining Contractual Life	Intrinsic Value
	(in 000’s)	Price	(Years)	(000’s)

Outstanding at March 31, 2009	3,309	$36.45
Granted	167	33.11
Exercised	--	--
Forfeited or expired	(45)	38.87

Outstanding at June 30, 2009	3,431	$36.25	6.0	$6,443
Exercisable at June 30, 2009	2,541	$38.51	5.0	$2,250

The weighted-average grant-date fair value of options granted during the three (3) month period ending June 30, 2009 and 2008 was $13.16 and $8.65, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on June 26, 2009 of $34.58, which would have been received by the optionholders had all optionholders exercised their options as of that date.
The following table summarizes certain information regarding the Company’s non-vested shares for the period presented.

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Non-vested as of March 31, 2009	1,089	$8.85
Granted	167	13.16
Forfeited	(6)	8.56
Vested	(360)	8.85

Non-vested as of June 30, 2009	890	$9.36

As of June 30, 2009, there was $6,795 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2009, the Company had not valued certain grants, for accounting purposes, made during the first quarter of Fiscal 2010. Valuation is expected to occur during the second quarter of Fiscal 2010 which will impact the total unrecognized pre-tax stock-based compensation expense and the weighted-average grant-date fair value.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity for the period presented:

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2009	--	$--
Granted	168	33.11
Vested	(15)	33.11
Forfeited	--	--

Outstanding at June 30, 2009	153	$33.11

The total fair value of shares vested during the three (3) month period ending June 30, 2009 and 2008 was $497 and $0, respectively.
As of June 30, 2009, there was $854 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2009, the Company had not valued certain grants, for accounting purposes, made during the first quarter of Fiscal 2010. Valuation is expected to occur during the second quarter of Fiscal 2010 which will impact the total unrecognized pre-tax stock-based compensation expense and the weighted-average grant-date fair value.

Performance share awards
Performance share awards are subject to certain performance goals including the Company’s Relative TSR Ranking and cumulative Adjusted EBITDA over a two-year period. The Company’s Relative TSR Ranking metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation which includes the following weighted-average assumptions.

	Three (3) months ended June,
	2009	2008

Risk free interest rate	1.0%	--
Dividend yield	0.7%	--

The following table summarizes the Company’s performance share award activity for the period presented:

Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2009	--	$--
Granted	100	36.62
Vested	--	--
Forfeited	--	--

Outstanding at June 30, 2009	100	$36.62

No shares vested during the three (3) month period ending June 30, 2009 and 2008.
As of June 30, 2009, there was $2,120 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.9 years. As of June 30, 2009, the Company had not valued certain grants, for accounting purposes, made during the first quarter of Fiscal 2010. Valuation is expected to occur during the second quarter of Fiscal 2010 which will impact the total unrecognized pre-tax stock-based compensation expense and the weighted-average grant-date fair value.
Note 12: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended June 30,
	2009	2008

Net income	$7,802	$12,833

Weighted-average common shares outstanding (basic)	17,539	17,516
Effect of dilutive securities from equity awards	--	2

Weighted-average common shares outstanding (diluted)	17,539	17,518

Basic earnings per common share	$0.45	$0.73

Dilutive earnings per common share	$0.44	$0.73

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,433,649 and 2,514,877 non-dilutive equity awards outstanding for the three (3) months ended June 30, 2009 and 2008, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation. As of June 30, 2009, the Company had not valued certain grants, for accounting purposes, made during first quarter of Fiscal 2010. Valuation is expected to occur during the second quarter of Fiscal 2010 which may impact the Weighted-average common shares outstanding (diluted) computation.

Note 13: Comprehensive income and AOCI
The following table details the computation of comprehensive income for the periods presented:

	Three (3) months ended June 30,
	2009	2008

Net income	$7,802	$12,833

Foreign currency translation adjustment	11,503	(417)
Derivative Instruments (net of tax):
Net change in fair value of cash flow hedging instruments (net of tax)	(145)	218
Amounts reclassified into results of operations	71	(35)
Pension (net of tax):
Unrealized gain (loss)	(130)	--
Amounts reclassified into results of operations	35	--

Other comprehensive income (loss)	$11,334	$(234)

Comprehensive income (loss)	$19,136	$12,599

The components of AOCI consisted of the following for the periods presented:

	June 30, 2009	March 31, 2009

Foreign currency translation adjustment	$17,878	$6,375
Unrealized gains/(losses) on derivatives designated and qualified as cash flow hedges	(9)	65
Unrecognized gain on defined benefit pension	(2,963)	(2,868)

Accumulated other comprehensive income	$14,906	$3,572

Note 14: Fair Value Disclosures
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$3,229	$--	$3,229

	Liabilities at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$753	$--	$753
Interest-rate swaps	--	5,133	--	5,133

Total	$--	$5,886	$--	$5,886

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
The following table presents financial information about the Company’s reportable segments by geographic region for the periods presented:

	Three (3) months ended June 30,
	2009	2008

North America
Revenues	$204,583	$196,336
Operating income	11,575	14,484
Depreciation	1,921	2,268
Intangibles amortization	4,034	1,804
Assets (as of June 30)	1,047,304	961,199

Europe
Revenues	$23,886	$35,768
Operating income	2,089	3,813
Depreciation	84	127
Intangibles amortization	10	18
Assets (as of June 30)	134,666	159,528

All Other
Revenues	$6,743	$10,449
Operating income	821	1,551
Depreciation	28	31
Intangibles amortization	1	4
Assets (as of June 30)	18,974	21,642

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of June 30, 2009 and 2008:

	As of June 30,
	2009	2008

Segment assets for North America, Europe and All Other	$1,200,944	$1,142,369
Corporate eliminations	(65,244)	(70,006)

Total consolidated assets	$1,135,700	$1,072,363

The following table presents financial information about the Company by service type for the periods presented:

	Three (3) months ended June 30,
	2009	2008

Data Services
Revenues	$51,410	$46,884
Gross profit	13,947	13,287

Voice Services
Revenues	$141,520	$140,030
Gross profit	48,379	47,198

Hotline Services
Revenues	$42,282	$55,639
Gross profit	20,087	27,657

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

Note 16: Commitments and Contingencies
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-JFC, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before October 23, 2009 and the court has entered an order to that effect. The Company and certain other parties have committed to participate in a mediation of these claims. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company may incur costs or expenses in relation to this matter that could be material.
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
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, during prior fiscal periods, and expects to continue to incur additional expenses during the remainder of Fiscal 2010, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of June 30, 2009, the total amount of such fees is $8,255, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $264 and $0 during the three (3) months ended June 30, 2009 and 2008, respectively. These expenses are recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
There has been no other significant or unusual activity during Fiscal 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) months ended June 30, 2009 and 2008 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box,” the “Company,” “we” or “our”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2009 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of June 30, 2009 and 2008 were June 27, 2009 and June 28, 2008. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
The Company
Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of June 30, 2009, the Company had more than 3,000 professional technical experts in 192 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Company management (“Management”) is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2008 through June 30, 2009 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services and North America Data Services for the periods under review. Fiscal 2009 acquisitions include (i) Scottel Voice & Data, Inc. (“Scottel”), (ii) Network Communications Technologies, Inc. (“NCT”), (iii) ACS Communications, Inc. (“ACS”), (iv) Mutual Telecom Services Inc. (“MTS”) and (v) UCI Communications LLC (“UCI”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the current and an estimate of these future expenses for Fiscal 2010 (by quarter) based on information available to the Company as of June 30, 2009.

	1Q10	2Q10	3Q10	4Q10	Fiscal 2010

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$--	$--	$--	$--	$--

Intangibles amortization
Amortization of intangible assets on acquisitions	$4,031	$3,359	$3,022	$3,022	$13,434

Total	$4,031	$3,359	$3,022	$3,022	$13,434

The following table is included to provide a schedule of these expenses during Fiscal 2009 (by quarter).

	1Q09	2Q09	3Q09	4Q09	Fiscal 2009

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$448	$448	$485	$507	$1,888

Intangibles amortization
Amortization of intangible assets on acquisitions	$1,791	$1,864	$3,231	$3,785	$10,671

Total	$2,239	$2,312	$3,716	$4,292	$12,559

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended June 30,
	2009		2008
		% of total		% of total
	$	revenue	$	revenue

Revenues
North America	$204,583	87.0%	$196,336	81.0%
Europe	23,886	10.1%	35,768	14.7%
All Other	6,743	2.9%	10,449	4.3%

Total	$235,212	100%	$242,553	100%

Operating income
North America	$11,575		$14,484
% of North America revenues	5.7%		7.4%

Europe	$2,089		$3,813
% of Europe revenues	8.7%		10.7%

All Other	$821		$1,551
% of All Other revenues	12.2%		14.8%

Total	$14,485	6.2%	$19,848	8.2%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Three (3) months ended June 30,
	2009		2008
		% of total		% of total
	$	revenue	$	revenue

Revenues
Data Services	$51,410	21.9%	$46,884	19.3%
Voice Services	141,520	60.1%	140,030	57.7%
Hotline Services	42,282	18.0%	55,639	23.0%

Total	$235,212	100%	$242,553	100%

Gross profit
Data Services	$13,947		$13,287
% of Data Services revenues	27.1%		28.3%

Voice Services	$48,379		$47,198
% of Voice Services revenues	34.2%		33.7%

Hotline Services	$20,087		$27,657
% of Hotline Services revenues	47.5%		49.7%

Total	$82,413	35.0%	$88,142	36.3%

First quarter of Fiscal 2010 (“1Q10”) compared to first quarter of Fiscal 2009 (“1Q09”):
Total Revenues
Total revenues for 1Q10 were $235,212, a decrease of 3% compared to total revenues for 1Q09 of $242,553. The Acquired Companies contributed incremental revenue of $39,405 and $3,151 for 1Q10 and 1Q09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $5,715 in 1Q10 relative to the U.S. dollar, total revenues would have decreased 16% from $239,402 to $201,522 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 1Q10 were $204,583, an increase of 4% compared to revenues for 1Q09 of $196,336. The Acquired Companies contributed incremental revenue of $39,405 and $3,151 for 1Q10 and 1Q09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $735 in 1Q10 relative to the U.S. dollar, North American revenues would have decreased 14% from $193,185 to $165,913. The Company believes that this decrease is primarily due to weaker general economic conditions that affected client demand across all services segments.
Europe
Revenues in Europe for 1Q10 were $23,886, a decrease of 33% compared to revenues for 1Q09 of $35,768. Excluding the negative exchange rate impact of $4,772 in 1Q10 relative to the U.S. dollar, Europe revenues would have decreased 20% from $35,768 to $28,658. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Data Services and Hotline Services.
All Other
Revenues for All Other for 1Q10 were $6,743, a decrease of 35% compared to revenues for 1Q09 of $10,449. Excluding the negative exchange rate impact of $208 in 1Q10 relative to the U.S. dollar, All Other revenues would have decreased 33% from $10,449 to $6,951.

Revenue by Service Type
Data Services
Revenues from Data Services for 1Q10 were $51,410, an increase of 10% compared to revenues for 1Q09 of $46,884. The Acquired Companies contributed incremental revenue of $13,308 and $0 for 1Q10 and 1Q09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $2,605 in 1Q10 relative to the U.S. dollar for its international Data Services, Data Services revenues would have decreased 13% from $46,884 to $40,707. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services.
Voice Services
Revenues from Voice Services for 1Q10 were $141,520, an increase of 1% compared to revenues for 1Q09 of $140,030. The Acquired Companies contributed incremental revenue of $26,097 and $3,151 for 1Q10 and 1Q09, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 16% from $136,879 to $115,423. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 1Q10 were $42,282, a decrease of 24% compared to revenues for 1Q09 of $55,639. Excluding the negative exchange rate impact of $3,110 in 1Q10 relative to the U.S. dollar for its International Hotline Services, Hotline Services revenues would have decreased 18% from $55,639 to $45,392. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these products and services.
Gross profit
Gross profit dollars for 1Q10 were $82,413, a decrease of 7% compared to gross profit dollars for 1Q09 of $88,142. Gross profit as a percent of revenues for 1Q10 was 35.0%, a decrease of 1.3% compared to gross profit as a percentage of revenues for 1Q09 of 36.3%. The Company believes the percent decrease was due primarily to the impact of a lower margin project in its Data Services segment and client mix in its Hotline Services segment.
Gross profit dollars for Data Services for 1Q10 were $13,947, or 27.1% of revenues, compared to gross profit dollars for 1Q09 of $13,287, or 28.3% of revenues. Gross profit dollars for Voice Services for 1Q10 were $48,379, or 34.2% of revenues, compared to gross profit dollars for 1Q09 of $47,198, or 33.7% of revenues. Gross profit dollars for Hotline Services for 1Q10 were $20,087, or 47.5% of revenues, compared to gross profit dollars for 1Q09 of $27,657, or 49.7% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 1Q10 were $63,883, a decrease of $2,585 compared to Selling, general & administrative expenses for 1Q09 of $66,468. Selling, general & administrative expenses as a percent of revenue for 1Q10 were 27.2% compared to 27.4% for 1Q09. The decrease in Selling, general & administrative expense dollars and Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services.
Intangibles amortization
Intangibles amortization for 1Q10 was $4,045, an increase of $2,219 compared to Intangibles amortization for 1Q09 of $1,826. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the first quarter of Fiscal 2009 partially offset by the amortization run-out for certain intangible assets.
Operating income
As a result of the foregoing, Operating income for 1Q10 was $14,485, or 6.2% of revenues, a decrease of $5,363 compared to Operating income for 1Q09 of $19,848, or 8.2% of revenues.
Interest expense (income), net
Net interest expense for 1Q10 was $2,144, or 0.9% of revenues, compared to net interest income for 1Q09 of $265, or 0.1% of revenues. The Company’s interest-rate swaps contributed gains of $203 and $2,708 for 1Q10 and 1Q09, respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased $96 from $2,443, or 1.0% of revenues, to $2,347 or 1.0% of revenues. This decrease in net interest expense is due to a decrease in the weighted-average interest rate from 3.7% for 1Q09 to 1.6% for 1Q10 partially offset by increases in the weighted-average outstanding debt from $211,197 for 1Q09 to $255,027 for 1Q10.

Provision for income taxes
The tax provision for 1Q10 was $4,681, an effective tax rate of 37.5%. This compares to the tax provision for 1Q09 of $7,376, an effective tax rate of 36.5%. The tax rate for 1Q10 was higher than 1Q09 due to changes in the overall mix of taxable income among worldwide offices and foreign currency exchange effects on previously-taxed income. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 1Q10 was $7,802, or 3.3% of revenues, compared to Net income for 1Q09 of $12,833, or 5.3% of revenues.
Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities during 1Q10 was $16,087. Significant factors contributing to the source of cash were: net income of $7,802 inclusive of non-cash charges of $6,078 and $1,643 for amortization / depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $2,555 and net trade accounts receivable of $11,690, and an increase in accrued taxes of $2,442. Significant factors contributing to a use of cash include decreases in billings in excess of costs, restructuring reserves, accrued compensation and benefits and deferred revenue of $2,488, $3,041, $5,688 and $1,290, respectively, and an increase in costs in excess of billings of $4,464. Changes in the above accounts are based on average Fiscal 2010 exchange rates.
Net cash provided by operating activities during 1Q09 was $12,428. Significant factors contributing to the source of cash were: net income of $12,833 inclusive of non-cash charges of $4,252 and $542 for amortization / depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $3,983, costs in excess of billings of $1,040 and the deferred tax provision of $1,096, and increases in trade accounts payable of $1,910 and accrued taxes of $1,167. Significant factors contributing to a use of cash include a non-cash charge of $2,708 for the change in fair value of interest rate swap, as well as decreases in billings in excess of costs of $3,321, accrued expenses of $2,755 and restructuring reserves of $2,973, and an increase in prepaid and other current assets of $2,813. Changes in the above accounts are based on average Fiscal 2009 exchange rates.
As of June 30, 2009 and 2008, the Company had cash and cash equivalents of $25,774 and $25,238, respectively, working capital of $136,276 and $136,782, respectively, and a current ratio of 1.67 and 1.66, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during 1Q10 was $1,454. Significant factors contributing to the cash outflow were: $916 for holdbacks and contingent fee payments related to prior period acquisitions and $567 for gross capital expenditures.
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
Financing Activities
Net cash used by financing activities during 1Q10 was $13,100. Significant factors contributing to the cash outflow were $12,048 of net payments on long-term debt and $1,052 for the payment of dividends.
Net cash used by financing activities during 1Q09 was $7,036. Significant factors contributing to the cash outflow were $5,873 of net payments on long term debt and $1,051 for the payment of dividends.

Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2009, the Company was in compliance with all financial covenants under the Credit Agreement.
As of June 30, 2009, the Company had total debt outstanding of $238,613. Total debt was comprised of $235,965 outstanding under the Credit Agreement, $2,597 of obligations under capital leases and $51 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for the three (3) months ended June 30, 2009 was $261,750, $255,027 and 1.6%, respectively, compared to $222,820, $211,197 and 3.7%, respectively, for the three (3) months ended June 30, 2008.
Dividends
Fiscal 2010
1Q10 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,052 and was paid on July 10, 2009 to stockholders of record at the close of business on June 26, 2009.
Fiscal 2009
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
Repurchase of Common Stock
Fiscal 2010
There were no purchases of common stock during Fiscal 2010.
Fiscal 2009
There were no purchases of common stock during Fiscal 2009.
Since the inception of the repurchase program in April 1999 through June 30, 2009, the Company has repurchased 7,626,195 shares of common stock for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of June 30, 2009, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20 million.

Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, during prior fiscal periods, and expects to continue to incur additional expenses during the remainder of Fiscal 2010, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of June 30, 2009, the total amount of such fees is $8,255, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $264 and $0 during the three (3) months ended June 30, 2009 and 2008, respectively. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
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
Critical Accounting Policies/ Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form 10-K. There have been no changes to the Company’s critical accounting policies during the three (3) months ended June 30, 2009.
Impact of Recently Issued Accounting Pronouncements
See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of recently-issued accounting standards and the related impact on the Company’s consolidated financial statements.
Cautionary Forward Looking Statements
When included in the Form 10-Q or in documents incorporated herein by reference, the words “should,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “targets,” “plans” and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, the final outcome of the review of the Company’s stock option granting practices, including the related SEC investigation, shareholder derivative lawsuit, tax matters and insurance/indemnification matters, and the impact of any actions that may be required or taken as a result of such review, SEC investigation, shareholder derivative lawsuit, tax matters or insurance/indemnification matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, including the NextiraOne business, the timing and costs of restructuring programs, successful marketing of DVH services, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of June 30, 2009, the Company had total long-term obligations of $235,965 under the Credit Agreement. Of the outstanding debt, $150,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $85,965 was in variable rate obligations. As of June 30, 2009, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $212 ($133 net of tax) assuming the Company employed no intervention strategies.
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
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate, has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Income.
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
As of June 30, 2009, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.25 to 1.58 Australian dollar, 1.10 to 1.30 Canadian dollar, 5.29 to 5.93 Danish krone, 0.70 to 0.80 Euro, 15.17 to 15.99 Mexican peso, 5.77 to 7.22 Norwegian kroner, 0.59 to 0.71 British pounds sterling, 6.60 to 9.02 Swedish krona, 1.07 to 1.19 Swiss franc and 90.13 to 98.16 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $69,002 and will expire within ten (10) months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisitions of Scottel, NCT, ACS and MTS during Fiscal 2009. Scottel, NCT, ACS and MTS represent approximately 3%, 1%, 3% and 5%, respectively, of the Company’s total assets as of June 30, 2009. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009 excludes an assessment of the internal control over financial reporting of Scottel, NCT, ACS and MTS.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as noted below, there has been no material developments in legal proceedings during the three (3) months ended June 27, 2009. See Part I, Item 3, “Legal Proceedings” of the Form 10-K for more information regarding legal proceedings as of March 31, 2009.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-JFC, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have stipulated that responses by the defendants, including the Company, are due on or before October 23, 2009 and the court has entered an order to that effect. The Company and certain other parties have committed to participate in a mediation of these claims. The Company may have indemnification obligations arising out of this matter to its current and former directors and officers named in this litigation. The Company may incur costs or expenses in relation to this matter that could be material.
Item 1A. Risk Factors.
The following is provided to update the risk factors previously disclosed in Part I, Item 1A, of the Form 10-K.
We are dependent upon certain key supply chain and distribution agreements. Through our recent acquisitions, we have significant arrangements with a small number of suppliers of voice technology. If we experience disruptions in our supply chain with these manufacturers for any reason or lose our distribution rights, we may not be able to fulfill customer commitments with an acceptable alternative or we may not be able to obtain alternative solutions at similar costs. On January 14, 2009, Nortel Networks Corporation (“Nortel”) announced that Nortel and certain other subsidiaries of Nortel sought relief from their creditors in proceedings commenced in Canada, the United States and other jurisdictions (the “Nortel Bankruptcy”). Nortel further announced that certain of its affiliates, including the Nortel Government Solutions business, will continue to operate in the ordinary course and are not included in these proceedings. On July 20, 2009, Nortel announced that it had entered into a “stalking horse” asset and share sale agreement with Avaya, Inc. (“Avaya”) for its Enterprise Solutions business for a purchase price of US$475 million. This agreement includes the planned sale of substantially all of the assets of the Enterprise Solutions business globally as well as the shares of Nortel Government Solutions Incorporated and DiamondWare, Ltd. (the “Nortel Enterprise Solutions Business”). As previously disclosed, the Company’s distribution agreement with Avaya terminated on September 8, 2007. There can be no assurance that the sale of the Nortel Enterprise Solutions Business will not impact the Company’s business with the Nortel Enterprise Solutions Business. As a result, the Company cannot determine whether these events will have a material adverse effect on the Company in the future.

Item 6. Exhibits.

Exhibit
Number	Description
10.1	Description of Fiscal 2010 Annual Incentive Plan (1)

10.2	Form of Black Box Corporation Nonqualified Stock Option Agreement (for employees pursuant to the 2008 Long-Term Incentive Plan) (1)

10.3	Form of Black Box Corporation Restricted Stock Unit Agreement (for employees pursuant to the 2008 Long-Term Incentive Plan) (1)

10.4	Form of Black Box Corporation Restricted Stock Unit Agreement for Nonemployee Directors (pursuant to the 2008 Long-Term Incentive Plan) (1)

10.5	Form of Black Box Corporation Performance Share Award Agreement (for employees pursuant to the 2008 Long-Term Incentive Plan) (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.

(2)	Filed as Exhibit 21.1 to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 29, 2009 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2009	BLACK BOX CORPORATION
/s/ Michael McAndrew
Michael McAndrew, Vice President, Chief
Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Description of Fiscal 2010 Annual Incentive Plan (1)

10.2	Form of Black Box Corporation Nonqualified Stock Option Agreement (for employees pursuant to the 2008 Long-Term Incentive Plan) (1)

10.3	Form of Black Box Corporation Restricted Stock Unit Agreement (for employees pursuant to the 2008 Long-Term Incentive Plan) (1)

10.4	Form of Black Box Corporation Restricted Stock Unit Agreement for Nonemployee Directors (pursuant to the 2008 Long-Term Incentive Plan) (1)

10.5	Form of Black Box Corporation Performance Share Award Agreement (for employees pursuant to the 2008 Long-Term Incentive Plan) (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.

(2)	Filed as Exhibit 21.1 to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 29, 2009 and incorporated herein by reference.