Form 10-Q
period 2009-09-26
BLACK BOX CORP
filed 2009-11-05
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
    ☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 30, 2009, there were 17,548,305 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 26, 2009
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 26, 2009
In thousands, except par value	(Unaudited)	March 31, 2009*

Assets
Cash and cash equivalents	$23,785	$23,720
Accounts receivable, net of allowance for doubtful accounts of $9,901 and $9,934	139,646	163,975
Inventories, net	53,269	55,898
Costs/estimated earnings in excess of billings on uncompleted contracts	85,428	66,066
Prepaid and other current assets	29,242	30,809

Total current assets	331,370	340,468

Property, plant and equipment, net	25,653	28,419
Goodwill	646,603	621,948
Intangibles
Customer relationships, net	89,673	105,111
Other intangibles, net	31,248	37,684
Other assets	8,120	2,858

Total assets	$1,132,667	$1,136,488

Liabilities
Accounts payable	$75,317	$79,021
Accrued compensation and benefits	25,902	30,446
Deferred revenue	35,696	35,520
Billings in excess of costs/estimated earnings on uncompleted contracts	12,662	18,217
Income taxes	7,063	5,164
Other liabilities	47,885	41,891

Total current liabilities	204,525	210,259

Long-term debt	222,593	249,260
Other liabilities	26,777	29,670

Total liabilities	$453,895	$489,189

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$--	$--
Common stock authorized 100,000, par value $.001, 17,548 and 17,533 shares outstanding	25	25
Additional paid-in capital	448,351	445,774
Retained earnings	534,906	521,023
Accumulated other comprehensive income	18,585	3,572
Treasury stock, at cost 7,626 and 7,626 shares	(323,095)	(323,095)

Total stockholders’ equity	$678,772	$647,299

Total liabilities and stockholders’ equity	$1,132,667	$1,136,488

* Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended		Six (6) months ended
	September 26 and 27,		September 26 and 27,
In thousands, except per share amounts	2009	2008	2009	2008

Revenues
Hotline products	$45,511	$56,819	$87,793	$112,458
On-Site services	186,402	196,991	379,332	383,905

Total	231,913	253,810	467,125	496,363

Cost of sales
Hotline products	23,666	28,917	45,861	56,899
On-Site services	125,973	131,836	256,577	258,265

Total	149,639	160,753	302,438	315,164

Gross profit	82,274	93,057	164,687	181,199

Selling, general & administrative expenses	64,515	65,729	128,398	132,197
Intangibles amortization	2,150	1,900	6,195	3,726

Operating income	15,609	25,428	30,094	45,276

Interest expense (income), net	2,596	2,648	4,740	2,383
Other expenses (income), net	(85)	263	(227)	167

Income before provision for income taxes	13,098	22,517	25,581	42,726

Provision for income taxes	4,912	8,218	9,593	15,594

Net income	$8,186	$14,299	$15,988	$27,132

Earnings per common share
Basic	$0.47	$0.82	$0.91	$1.55

Diluted	$0.47	$0.82	$0.91	$1.55

Weighted-average common shares outstanding
Basic	17,548	17,524	17,544	17,520

Diluted	17,548	17,528	17,544	17,522

Dividends per share	$0.06	$0.06	$0.12	$0.12

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six (6) months ended September 26 and 27,
In thousands	2009	2008

Operating Activities
Net income	$15,988	$27,132
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	10,112	8,599
Loss (gain) on sale of property	25	(21)
Deferred taxes	637	856
Tax impact from equity awards	702	1,047
Stock compensation expense	3,279	1,382
Change in fair value of interest-rate swap(s)	177	(2,877)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	23,064	11,804
Inventories, net	3,624	5,321
All other current assets excluding deferred tax asset	(10,715)	(8,572)
Liabilities exclusive of long-term debt	(16,344)	(6,286)

Net cash provided by (used for) operating activities	$30,549	$38,385

Investing Activities
Capital expenditures	$(1,033)	$(1,524)
Capital disposals	103	104
Acquisition of businesses (payments)/recoveries	--	(48,620)
Prior merger-related (payments)/recoveries	(1,305)	165

Net cash provided by (used for) investing activities	$(2,235)	$(49,875)

Financing Activities
Proceeds from borrowings	$74,855	$143,710
Repayment of borrowings	(101,848)	(131,461)
Deferred financing costs	--	(125)
Proceeds from the exercise of stock options	--	545
Payment of dividends	(2,104)	(2,102)

Net cash provided by (used for) financing activities	$(29,097)	$10,567

Foreign currency exchange impact on cash	$848	$73

Increase / (decrease) in cash and cash equivalents	$65	$(850)
Cash and cash equivalents at beginning of period	$23,720	$26,652

Cash and cash equivalents at end of period	$23,785	$25,802

Supplemental Cash Flow:
Cash paid for interest	$5,067	$5,464
Cash paid for income taxes	6,555	12,644
Non-cash financing activities:
Dividends payable	1,053	1,052
Capital leases	4	603

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box” or the “Company”) is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of September 26, 2009, the Company had more than 3,000 professional technical experts in 192 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2009 (the “Form 10-K”).
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2009 and 2008 were September 26, 2009 and September 27, 2008. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
The consolidated financial statements include the accounts of the Company, which is the parent company, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP of America requires Company management (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, intangible assets and goodwill. Actual results could differ from those estimates. Management believes the estimates made are reasonable.
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three (3) and six (6) months ended September 30, 2009. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 5, 2009.

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
Stock-Based Compensation
Restricted stock units:  The Company records expense for those stock awards, vesting during the period, for which the requisite service period is expected to be rendered.  The Company uses historical data in order to project the future employee turnover rates used to estimate the number of restricted stock units for which the requisite service period will not be rendered.  The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the Company’s common stock, par value $.001 (the “common stock”) on the date of grant.  The Company recognizes the fair value of awards into expense ratably over the requisite service periods associated with the award.
Performance share awards:  The Company records expense for those stock awards, vesting during the period, for which the requisite service period is expected to be rendered.  The Company uses historical data in order to project the future employee turnover rates used to estimate the number of performance shares for which the requisite service period will not be rendered. The fair value of performance share awards subject to a cumulative Adjusted EBITDA target (as defined in the performance share award agreement) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant.  The Company recognizes the fair value of awards into expense ratably over the requisite service periods associated with the award. The probability of vesting of the award and the applicable number of shares of common stock to be issued are reassessed at each period end.  The fair value of performance share awards subject to the Company’s total shareholder return ranking relative to the total shareholder return of the common stock (or its equivalent) of the companies in a peer group (the “Company’s Relative TSR Ranking”) is determined on the grant date using a Monte-Carlo simulation valuation method which includes several subjective assumptions. The Company recognizes the fair value of these awards into expense ratably over the requisite service periods associated with the award.  The assumptions are summarized as follows:
Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock.
Risk-Free Rate. The Company derives its risk-free interest rate on the observed interest rates with an equivalent remaining term equal to the expected life of the award.
Dividend yield. The Company estimates the dividend yield assumption based on the Company’s historical and projected dividend payouts.
Recent Accounting Pronouncements
Fair Value Measurements
In September, 2006, the Financial Accounting Standards Board (“FASB”) issued guidance on “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. On April 1, 2008, the Company adopted this guidance, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was adopted on April 1, 2009. The significant categories of assets and liabilities included in the Company’s deferred implementation are non-financial assets and liabilities initially measured at fair value in a business combination and impairment assessments of long-lived assets, goodwill and intangible assets. The requirements of this guidance were applied prospectively. The adoption of the portions of this guidance which were permitted to be initially deferred did not have a material impact on the Company’s consolidated financial statements.
Non-controlling Interests
In December, 2007, the FASB issued guidance on “Noncontrolling Interests in Consolidated Financial Statements.” This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Business Combinations
In December, 2007, the FASB issued guidance on “Business Combinations.” This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. This guidance requires, among other things, that acquisition-related costs be recognized separately from the acquisition. In April, 2009, the FASB issued guidance on the “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. For the Company, this guidance applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009. This guidance may have a material impact on business combinations after adoption, but the impact will depend on the facts and circumstances of those specific business combinations.
Useful lives of Intangible Assets
In April, 2008, the FASB issued guidance on “Determination of the Useful Life of Intangible Assets.” This guidance provides the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset and expands the disclosure requirements. The provisions of this guidance for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after adoption.   The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Postretirement Benefit Plan Assets
In December, 2008, the FASB issued guidance on “Employers’ Disclosures about Postretirement Benefit Plan Assets” regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
In April, 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments,” which require disclosures about fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Subsequent Events
In May, 2009, the FASB issued guidance on “Subsequent Events.” This guidance establishes standards for the accounting and disclosure of subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). This guidance requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
FASB Accounting Standards Codification
In June, 2009, the FASB issued Accounting Standards Codification (“ASC”) Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“ASC Update 2009-01”). ASC Update 2009-01 is intended to be the source of authoritative generally accepted accounting principles and reporting standards. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. ASC Update 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC Update 2009-01 does not change or alter existing GAAP. The adoption of ASC Update 2009-01 did not have a material impact on the Company’s consolidated financial statements.
Revenue Arrangements with Multiple Deliverables
In October, 2009, the FASB issued ASC Update 2009-13, “Revenue Recognition (Topic 605)” (“ASC Update 2009-13”). ASC Update 2009-13 provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two are available. ASC Update 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, ASC Update 2009-13 expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of the adoption of ASC Update 2009-13 on its consolidated financial statements.

Note 3: Inventories
The Company’s inventories consist of the following:

	September 30, 2009	March 31, 2009

Raw materials	$1,516	$1,624
Finished goods	71,591	74,564

Subtotal	$73,107	$76,188
Excess and obsolete inventory reserves	(19,838)	(20,290)

Inventory, net	$53,269	$55,898

Note 4: Goodwill
The following table summarizes changes to Goodwill at the Company’s reporting units for the periods presented:

	North
	America	Europe	All Other	Total

Balance as of March 31, 2009	$555,270	$64,672	$2,006	$621,948
Currency translation	(16)	7,561	87	7,632
Prior period acquisitions	17,023	--	--	17,023

Balance as of September 30, 2009	$572,277	$72,233	$2,093	$646,603

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	September 30, 2009			March 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$11,171	$7,662	$3,509	$15,115	$6,517	$8,598
Customer relationships	109,261	19,588	89,673	120,077	14,966	105,111
Acquired backlog	13,500	13,500	--	14,230	12,883	1,347

Total	$133,932	$40,750	$93,182	$149,422	$34,366	$115,056

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$169,924	$49,003	$120,921	$185,414	$42,619	$142,795

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets for the periods presented:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2009	$27,739	$9,945	$105,111	$142,795
Amortization expense	--	(1,573)	(4,622)	(6,195)
Prior period acquisitions	--	(4,891)	(10,816)	(15,707)
Currency translation	--	28	--	28

Balance at September 30, 2009	$27,739	$3,509	$89,673	$120,921

Intangibles amortization was $2,150 and $1,900 for the three (3) months ended September 30, 2009 and 2008, respectively, and $6,195 and $3,726 for the six (6) months ended September 30, 2009 and 2008, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2009. Intangibles amortization for certain Fiscal 2009 acquisitions are based on preliminary allocations of purchase price and is dependant upon certain estimates and assumptions, which are preliminary, and when finalized, may vary from the amounts reported herein.
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2010, each of the succeeding four fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of September 30, 2009 that are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2010	$5,661
2011	10,673
2012	10,203
2013	8,918
2014	7,906
Thereafter	49,821

Total	$93,182

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	September 30, 2009	March 31, 2009

Revolving credit agreement	$221,335	$247,650
Capital lease obligations	2,307	2,908
Other	26	99

Total debt	$223,668	$250,657
Less: current portion (included in Other liabilities)	(1,075)	(1,397)

Long-term debt	$222,593	$249,260

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2009, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for the three (3) months ended September 30, 2009 was $251,095, $243,393 and 1.4%, respectively, compared to $244,500, $221,457 and 3.5%, respectively, for the three (3) months ended September 30, 2008. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for the six (6) months ended September 30, 2009 was $261,750, $249,113 and 1.5%, respectively, compared to $244,500, $216,384 and 3.6%, respectively, for the six (6) months ended September 30, 2008.
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
Unused available borrowings
As of September 30, 2009, the Company had $4,256 outstanding in letters of credit and $124,409 available under the Credit Agreement.
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
Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of September 30, 2009, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $73,617 and will expire within eleven (11) months. There was no hedge ineffectiveness for the six (6) months ended September 30, 2009 and 2008, respectively.
Interest-rate Swaps:
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate, has a notional value of $100,000 reducing to $50,000 after two years and does not qualify for hedge accounting. Each interest-rate swap discussed above is collectively hereinafter referred to as the “interest-rate swaps.”
The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income for the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair	Fair Value	Fair
		at	Value at	at	Value at
		September	March 31,	September	March 31,
	Classification	30, 2009	2009	30, 2009	2009

Derivatives designated as hedging instruments
	Other
Foreign currency	liabilities	$--	$--	$1,296	$1,872
contracts	(short-term)
	Prepaid and
Foreign currency	other current	$3,035	$923	$--	$--
contracts	assets

Derivatives not designated as hedging instruments
	Other
Interest-rate swaps	Liabilities	$--	$--	$5,513	$5,336
	(short-term)

		Three months ended		Six months ended
		September 30,		September 30,
	Classification	2009	2008	2009	2008

Derivatives designated as hedging instruments
Gain (loss) recognized in	Other
Comprehensive income on (effective	comprehensive	$(433)	$86	$(578)	$304
portion) – net of taxes	income

(Gain) loss reclassified from AOCI into	Selling, general
income (effective portion) – net of taxes	& administrative	$119	$29	$190	$(6)
	expenses

		Three months ended		Six months ended
		September 30,		September 30,
	Classification	2009	2008	2009	2008

Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Interest expense	$(380)	$169	$(177)	$2,877
	(income), net

Note 8: Acquisitions
Fiscal 2010 acquisitions:
There have been no acquisitions during the three (3) and six (6) month ended September 30, 2009.
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
During the second quarter of Fiscal 2009, the Company acquired Mutual Telecom Services Inc. (“MTS”), a privately-held company based out of Needham, MA. MTS is a global telecommunications services and solutions provider primarily servicing clients in the Department of Defense and other federal agencies. In connection with the MTS acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships, non-compete agreements and backlog which will be amortized over a period of one to 13 years.
During the first quarter of Fiscal 2009, the Company acquired UCI Communications LLC (“UCI”), a privately-held company based out of Mobile, AL. UCI has an active customer base which includes commercial, education and various government agency accounts. In connection with the UCI acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which will be amortized over a period of five to nine years.

The acquisitions of Scottel, NCT, ACS, MTS and UCI, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
As disclosed above, the allocation of the purchase price for Scottel, ACS and NCT is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
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
The Company incurred restructuring charges of $649 and $841 for the three (3) months ended September 30, 2009 and 2008, respectively, and $1,763 and $1,023 for the six (6) months ended September 30, 2009 and 2008, respectively. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income.
The following table summarizes the changes to the restructuring reserve for the periods presented:

	Employee
	Severance	Facility Closures	Total

Balance at March 31, 2009	$4,165	$6,349	$10,514
Restructuring charge	1,662	101	1,763
Acquisition adjustments	26	--	26
Asset write-downs	--	(158)	(158)
Cash expenditures	(4,498)	(1,775)	(6,273)

Balance at September 30, 2009	$1,355	$4,517	$5,872

Of the $5,872 above, $3,637 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended September 30, 2009.
Note 10: Income Taxes
The Company recorded income tax expense of $4,912, an effective tax rate of 37.5%, and $8,218, an effective tax rate of 36.5%, for the three (3) months ended September 30, 2009 and 2008, respectively, and $9,593, an effective tax rate of 37.5%, and $15,594, an effective tax rate of 36.5%, for the six (6) months ended September 30, 2009 and 2008, respectively.  The effective rate for the six (6) months ended September 30, 2009 of 37.5% differs from the federal statutory rate primarily due to state income taxes, foreign currency exchange effects on previously-taxed income and interest and penalties related to uncertain income tax positions partially offset by foreign earnings taxed at a lower statutory rate.
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
The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan shall be 900,000 plus the number of shares that remain available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of September 30, 2009.

Shares in thousands	Shares

Shares initially authorized under the Incentive Plan	900

Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888

Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through September 30, 2009	559

Shares authorized for grant under the Incentive Plan as of September 30, 2009	2,347

Shares available for grant under the Incentive Plan as of September 30, 2009 [1]	1,670

[1] The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance shares).
The Company recognized stock-based compensation expense of $1,636 ($1,022 net of tax) or $0.06 per diluted share and $840 ($533 net of tax) or $0.03 per diluted share for the three (3) months ended September 30, 2009 and 2008, respectively, and $3,279 ($2,049 net of tax) or $0.12 per diluted share and $1,382 ($878 net of tax) or $0.05 per diluted share for the six (6) months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
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

	Six (6) months ended September 30,
	2009	2008

Expected life (in years)	5.0	4.8
Risk free interest rate	2.6%	3.4%
Annual forfeiture rate	2.2%	2.4%
Volatility	45.6%	30.4%
Dividend yield	0.9%	0.7%

The following table summarizes the Company’s stock option activity for the period presented:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in 000’s)	Price	(Years)	(000’s)

Outstanding at March 31, 2009	3,309	$36.45
Granted	167	33.11
Exercised	--	--
Forfeited or expired	(251)	43.82

Outstanding at September 30, 2009	3,225	$35.70	6.1	$--
Exercisable at September 30, 2009	2,338	$37.93	5.1	$--

The weighted-average grant-date fair value of options granted during the six (6) months ended September 30, 2009 and 2008 was $12.54 and $8.65, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on September 25, 2009 of $25.29, which would have been received by the optionholders had all optionholders exercised their options as of that date.
The following table summarizes certain information regarding the Company’s non-vested stock options for the period presented.

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Non-vested as of March 31, 2009	1,089	$8.85
Granted	167	12.54
Forfeited	(9)	8.56
Vested	(360)	8.85

Non-vested as of September 30, 2009	887	$9.54

As of September 30, 2009, there was $6,583 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity for the period presented:

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2009	--	$--
Granted	168	29.12
Vested	(15)	33.11
Forfeited	--	--

Outstanding at September 30, 2009	153	$28.73

The total fair value of shares vested during the six (6) months ended September 30, 2009 and 2008 was $497 and $0, respectively.
As of September 30, 2009, there was $3,917 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.7 years.

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

	Six (6) months ended September 30,
	2009	2008

Expected Volatility	59.1%	--
Risk free interest rate	1.1%	--
Dividend yield	0.8%	--

The following table summarizes the Company’s performance share award activity for the period presented:

Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2009	--	$--
Granted	100	33.05
Vested	--	--
Forfeited	--	--

Outstanding at September 30, 2009	100	$33.05

No shares vested during the six (6) months ended September 30, 2009 and 2008.
As of September 30, 2009, there was $2,815 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.7 years.
Note 12: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$8,186	$14,299	$15,988	$27,132

Weighted-average common shares outstanding (basic)	17,548	17,524	17,544	17,520
Effect of dilutive securities from equity awards	--	4	--	2

Weighted-average common shares outstanding (diluted)	17,548	17,528	17,544	17,522

Basic earnings per common share	$0.47	$0.82	$0.91	$1.55

Dilutive earnings per common share	$0.47	$0.82	$0.91	$1.55

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,477,658 and 2,240,189 non-dilutive equity awards outstanding for the three (3) months ended September 30, 2009 and 2008, respectively, and 3,465,354 and 2,240,189 non-dilutive equity awards outstanding for the six (6) months ended September 30, 2009 and 2008, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Comprehensive income and AOCI
The following table details the computation of comprehensive income for the periods presented:

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$8,186	$14,299	$15,988	$27,132

Foreign currency translation adjustment	3,967	(12,464)	15,470	(12,881)
Derivative Instruments (net of tax):
Net change in fair value of cash flow hedging instruments (net of tax)	(433)	86	(578)	304
Amounts reclassified into results of operations	119	29	190	(6)
Pension (net of tax):
Unrealized gain (loss)	(9)	--	(139)	--
Amounts reclassified into results of operations	35	--	70	--

Other comprehensive income (loss)	$3,679	$(12,349)	$15,013	$(12,583)

Comprehensive income (loss)	$11,865	$1,950	$31,001	$14,549

The components of AOCI consisted of the following for the periods presented:

	September 30, 2009	March 31, 2009

Foreign currency translation adjustment	$21,845	$6,375
Unrealized gains (losses) on derivatives designated and qualified as cash flow hedges	(323)	65
Unrecognized gain (losses) on defined benefit pension	(2,937)	(2,868)

Accumulated other comprehensive income	$18,585	$3,572

Note 14: Fair Value Disclosures
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$3,035	$--	$3,035

	Liabilities at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$1,296	$--	$1,296
Interest-rate swaps	--	5,513	--	5,513

Total	$--	$6,809	$--	$6,809

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

The following table presents financial information about the Company’s reportable segments by geographic region for the periods presented:

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2009	2008	2009	2008

North America
Revenues	$199,928	$211,467	$404,511	$407,803
Operating income	11,813	20,163	23,388	34,647
Depreciation	1,759	2,301	3,680	4,569
Intangibles amortization	2,138	1,876	6,172	3,680
Assets (as of September 30)	1,034,087	1,009,034	1,034,087	1,009,034

Europe
Revenues	$24,172	$31,753	$48,058	$67,521
Operating income	2,555	3,456	4,644	7,269
Depreciation	93	115	177	242
Intangibles amortization	11	19	21	37
Assets (as of September 30)	134,769	148,661	134,769	148,661

All Other
Revenues	$7,813	$10,590	$14,556	$21,039
Operating income	1,241	1,809	2,062	3,360
Depreciation	32	31	60	62
Intangibles amortization	1	5	2	9
Assets (as of September 30)	23,606	20,922	23,606	20,922

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of September 30, 2009 and 2008:

	As of September 30,
	2009	2008

Segment assets for North America, Europe and All Other	$1,192,462	$1,178,617
Corporate eliminations	(59,795)	(71,085)

Total consolidated assets	$1,132,667	$1,107,532

The following table presents financial information about the Company by service type for the periods presented:

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2009	2008	2009	2008

Data Services
Revenues	$43,928	$42,714	$95,338	$89,598
Gross profit	12,142	12,879	26,089	26,166

Voice Services
Revenues	$142,474	$154,277	$283,994	$294,307
Gross profit	48,287	52,276	96,666	99,474

Hotline Services
Revenues	$45,511	$56,819	$87,793	$112,458
Gross profit	21,845	27,902	41,932	55,559

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

Note 16: Commitments and Contingencies
Regulatory Matters
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through November 30, 2009 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
See Note 10 regarding the status of certain IRS matters.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-JFC, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have requested that the due date for responses by the defendants, including the Company, be extended until further order of the court, and the court has entered an order to that effect. During the second quarter of Fiscal 2010, the Company recorded expense of $3,992, including the amounts shown below under “Expenses Incurred by the Company,” in connection with an agreement in principle for settlement of this action and related matters arising out of the Company’s review of its historical stock option practices. This expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income. This settlement is subject to the execution of documentation regarding the settlement as well as court approval. The Company may incur additional costs or expenses in relation to this matter that could be material.
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
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, during prior fiscal periods, and expects to continue to incur additional expenses during the remainder of Fiscal 2010, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of September 30, 2009, the total amount of such fees is $8,777, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $512 and $332 during the three (3) months ended September 30, 2009 and 2008, respectively, and $776 and $332 during the six (6) months ended September 30, 2009 and 2008, respectively. These expenses are recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
There has been no other significant or unusual activity during Fiscal 2010.

Note 17: Subsequent Events
On October 2, 2009, the Company acquired Quanta Systems, LLC (“Quanta”), a privately-held company headquartered in Gaithersburg, MD. Quanta has an active customer base which includes various United States Department of Defense and government agency accounts. Annual historical revenues of Quanta are approximately $12 million.
On October 26, 2009, the Company acquired CBS Technologies Corp. (“CBS”), a privately-held company headquartered in Islandia, NY. CBS has an active customer base which includes commercial, education and various government agency accounts. Annual historical revenues of CBS are approximately $12 million.
The acquisitions of Quanta and CBS, both individually and in the aggregate, will not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) and six (6) months ended September 30, 2009 and 2008 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box,” the “Company,” “we” or “our”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2009 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of September 30, 2009 and 2008 were September 26, 2009 and September 27, 2008. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
The Company
Black Box is the world’s largest dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of September 30, 2009, the Company had more than 3,000 professional technical experts in 192 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Company management (“Management”) is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2008 through September 30, 2009 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services and North America Data Services for the periods under review. Fiscal 2009 acquisitions include (i) Scottel Voice & Data, Inc. (“Scottel”), (ii) Network Communications Technologies, Inc. (“NCT”), (iii) ACS Communications, Inc. (“ACS”), (iv) Mutual Telecom Services Inc. (“MTS”) and (v) UCI Communications LLC (“UCI”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the current and an estimate of these future expenses for Fiscal 2010 (by quarter) based on information available to the Company as of September 30, 2009.

	1Q10	2Q10	3Q10	4Q10	Fiscal 2010

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$--	$--	$--	$--	$--

Intangibles amortization
Amortization of intangible assets on acquisitions	$4,031	$2,134	$2,817	$2,817	$11,799

Total	$4,031	$2,134	$2,817	$2,817	$11,799

The following table is included to provide a schedule of these expenses during Fiscal 2009 (by quarter).

	1Q09	2Q09	3Q09	4Q09	Fiscal 2009

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$448	$448	$485	$507	$1,888

Intangibles amortization
Amortization of intangible assets on acquisitions	$1,791	$1,864	$3,231	$3,785	$10,671

Total	$2,239	$2,312	$3,716	$4,292	$12,559

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended September 30,				Six (6) months ended September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
North America	$199,928	86.2%	$211,467	83.3%	$404,511	86.6%	$407,803	82.2%
Europe	24,172	10.4%	31,753	12.5%	48,058	10.3%	67,521	13.6%
All Other	7,813	3.4%	10,590	4.2%	14,556	3.1%	21,039	4.2%

Total	$231,913	100%	$253,810	100%	$467,125	100%	$496,363	100%

Operating income
North America	$11,813		$20,163		$23,388		$34,647
% of North America revenues	5.9%		9.5%		5.8%		8.5%

Europe	$2,555		$3,456		$4,644		$7,269
% of Europe revenues	10.6%		10.9%		9.7%		10.8%

All Other	$1,241		$1,809		$2,062		$3,360
% of All Other revenues	15.9%		17.1%		14.2%		16.0%

Total	$15,609	6.7%	$25,428	10.0%	$30,094	6.4%	$45,276	9.1%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Three (3) months ended September 30,				Six (6) months ended September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$43,928	18.9%	$42,714	16.8%	$95,338	20.4%	$89,598	18.0%
Voice Services	142,474	61.5%	154,277	60.8%	283,994	60.8%	294,307	59.3%
Hotline Services	45,511	19.6%	56,819	22.4%	87,793	18.8%	112,458	22.7%

Total	$231,913	100%	$253,810	100%	$467,125	100%	$496,363	100%

Gross profit
Data Services	$12,142		$12,879		$26,089		$26,166
% of Data Services revenues	27.6%		30.2%		27.4%		29.2%

Voice Services	$48,287		$52,276		$96,666		$99,474
% of Voice Services revenues	33.9%		33.9%		34.0%		33.8%
Hotline Services	$21,845		$27,902		$41,932		$55,559

% of Hotline Services revenues	48.0%		49.1%		47.8%		49.4%

Total	$82,274	35.5%	$93,057	36.7%	$164,687	35.3%	$181,199	36.5%

Second quarter of Fiscal 2010 (“2Q10”) compared to second quarter of Fiscal 2009 (“2Q09”):
Total Revenues
Total revenues for 2Q10 were $231,913, a decrease of 9% compared to total revenues for 2Q09 of $253,810. The Acquired Companies contributed incremental revenue of $34,753 and $10,510 for 2Q10 and 2Q09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,846 in 2Q10 relative to the U.S. dollar, total revenues would have decreased 18% from $243,300 to $199,006 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 2Q10 were $199,928, a decrease of 5% compared to revenues for 2Q09 of $211,467. The Acquired Companies contributed incremental revenue of $34,753 and $10,510 for 2Q10 and 2Q09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $303 in 2Q10 relative to the U.S. dollar, North American revenues would have decreased 18% from $200,957 to $165,478. The Company believes that this decrease is primarily due to weaker general economic conditions that affected client demand across all services segments.

Europe
Revenues in Europe for 2Q10 were $24,172, a decrease of 24% compared to revenues for 2Q09 of $31,753. Excluding the negative exchange rate impact of $1,948 in 2Q10 relative to the U.S. dollar, Europe revenues would have decreased 18% from $31,753 to $26,120. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Data Services and Hotline Services.
All Other
Revenues for All Other for 2Q10 were $7,813, a decrease of 26% compared to revenues for 2Q09 of $10,590. Excluding the positive exchange rate impact of $405 in 2Q10 relative to the U.S. dollar, All Other revenues would have decreased 30% from $10,590 to $7,408.
Revenue by Service Type
Data Services
Revenues from Data Services for 2Q10 were $43,928, an increase of 3% compared to revenues for 2Q09 of $42,714. The Acquired Companies contributed incremental revenue of $12,700 and $0 for 2Q10 and 2Q09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,326 in 2Q10 relative to the U.S. dollar for its international Data Services, Data Services revenues would have decreased 24% from $42,714 to $32,554. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services.
Voice Services
Revenues from Voice Services for 2Q10 were $142,474, a decrease of 8% compared to revenues for 2Q09 of $154,277. The Acquired Companies contributed incremental revenue of $22,053 and $10,510 for 2Q10 and 2Q09, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 16% from $143,767 to $120,421. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 2Q10 were $45,511, a decrease of 20% compared to revenues for 2Q09 of $56,819. Excluding the negative exchange rate impact of $520 in 2Q10 relative to the U.S. dollar for its international Hotline Services, Hotline Services revenues would have decreased 19% from $56,819 to $46,031. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these products and services.
Gross profit
Gross profit dollars for 2Q10 were $82,274, a decrease of 12% compared to gross profit dollars for 2Q09 of $93,057. Gross profit as a percent of revenues for 2Q10 was 35.5%, a decrease of 1.2% compared to gross profit as a percentage of revenues for 2Q09 of 36.7%. The Company believes the percent decrease was due primarily to the impact of a lower margin project in its Data Services segment and client mix in its Hotline Services segment.
Gross profit dollars for Data Services for 2Q10 were $12,142, or 27.6% of revenues, compared to gross profit dollars for 2Q09 of $12,879, or 30.2% of revenues. Gross profit dollars for Voice Services for 2Q10 were $48,287, or 33.9% of revenues, compared to gross profit dollars for 2Q09 of $52,276, or 33.9% of revenues. Gross profit dollars for Hotline Services for 2Q10 were $21,845, or 48.0% of revenues, compared to gross profit dollars for 2Q09 of $27,902, or 49.1% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 2Q10 were $64,515, a decrease of $1,214 compared to Selling, general & administrative expenses for 2Q09 of $65,729. Selling, general & administrative expenses as a percent of revenue for 2Q10 were 27.8% compared to 25.9% for 2Q09. The decrease in Selling, general & administrative expense dollars over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services partially offset by increases in historical stock option granting practices investigation and related matters costs of $3,660 (including $3,992 in 2Q10 in connection with an agreement in principle for settlement of the pending shareholder derivative lawsuit and matters related to the Company’s review of its historical stock option practices) and non-cash stock-based compensation expense of $796.

Intangibles amortization
Intangibles amortization for 2Q10 was $2,150, an increase of $250 compared to Intangibles amortization for 2Q09 of $1,900. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the second quarter of Fiscal 2009 partially offset by the amortization run-out for certain intangible assets.
Operating income
As a result of the foregoing, Operating income for 2Q10 was $15,609, or 6.7% of revenues, a decrease of $9,819 compared to Operating income for 2Q09 of $25,428, or 10.0% of revenues.
Interest expense (income), net
Net interest expense for 2Q10 was $2,596, or 1.1% of revenues, compared to net interest expense for 2Q09 of $2,648, or 1.0% of revenues. The Company’s interest-rate swaps contributed a loss of $380 and a gain of $169 for 2Q10 and 2Q09, respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased $601 from $2,817, or 1.1% of revenues, to $2,216 or 1.0% of revenues. This decrease in net interest expense is due to a decrease in the weighted-average interest rate from 3.5% for 2Q09 to 1.4% for 2Q10 partially offset by increases in the weighted-average outstanding debt from $221,457 for 2Q09 to $243,393 for 2Q10.
Provision for income taxes
The tax provision for 2Q10 was $4,912, an effective tax rate of 37.5%. This compares to the tax provision for 2Q09 of $8,218, an effective tax rate of 36.5%. The tax rate for 2Q10 was higher than 2Q09 due to changes in the overall mix of taxable income among worldwide offices and foreign currency exchange effects on previously-taxed income. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 2Q10 was $8,186, or 3.5% of revenues, compared to Net income for 2Q09 of $14,299, or 5.6% of revenues.
Six months Fiscal 2010 (“2QYTD10”) compared to six months of Fiscal 2009 (“2QYTD09”):
Total Revenues
Total revenues for 2QYTD10 were $467,125, a decrease of 6% compared to total revenues for 2QYTD09 of $496,363. The Acquired Companies contributed incremental revenue of $76,478 and $17,170 for 2QYTD10 and 2QYTD09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $7,562 in 2QYTD10 relative to the U.S. dollar, total revenues would have decreased 17% from $479,193 to $398,209 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 2QYTD10 were $404,511, a decrease of 1% compared to revenues for 2QYTD09 of $407,803. The Acquired Companies contributed incremental revenue of $76,478 and $17,170 for 2QYTD10 and 2QYTD09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,039 in 2QYTD10 relative to the U.S. dollar, North American revenues would have decreased 16% from $390,633 to $329,072. The Company believes that this decrease is primarily due to weaker general economic conditions that affected client demand across all services segments.
Europe
Revenues in Europe for 2QYTD10 were $48,058, a decrease of 29% compared to revenues for 2QYTD09 of $67,521. Excluding the negative exchange rate impact of $6,720 in 2QYTD10 relative to the U.S. dollar, Europe revenues would have decreased 19% from $67,521 to $54,778. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Data Services and Hotline Services.
All Other
Revenues for All Other for 2QYTD10 were $14,556, a decrease of 31% compared to revenues for 2QYTD09 of $21,039. Excluding the positive exchange rate impact of $197 in 2QYTD10 relative to the U.S. dollar, All Other revenues would have decreased 32% from $21,039 to $14,359.

Revenue by Service Type
Data Services
Revenues from Data Services for 2QYTD10 were $95,338, an increase of 6% compared to revenues for 2QYTD09 of $89,598. The Acquired Companies contributed incremental revenue of $26,008 and $0 for 2QYTD10 and 2QYTD09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $3,932 in 2QYTD10 relative to the U.S. dollar for its international Data Services, Data Services revenues would have decreased 18% from $89,598 to $73,262. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services.
Voice Services
Revenues from Voice Services for 2QYTD10 were $283,994, a decrease of 4% compared to revenues for 2QYTD09 of $294,307. The Acquired Companies contributed incremental revenue of $50,470 and $17,170 for 2QYTD10 and 2QYTD09, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 16% from $277,137 to $233,524. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 2QYTD10 were $87,793, a decrease of 22% compared to revenues for 2QYTD09 of $112,458. Excluding the negative exchange rate impact of $3,630 in 2QYTD10 relative to the U.S. dollar for its international Hotline Services, Hotline Services revenues would have decreased 19% from $112,458 to $91,423. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these products and services.
Gross profit
Gross profit dollars for 2QYTD10 were $164,687, a decrease of 9% compared to gross profit dollars for 2QYTD09 of $181,199. Gross profit as a percent of revenues for 2QYTD10 was 35.3%, a decrease of 1.2% compared to gross profit as a percentage of revenues for 2QYTD09 of 36.5%. The Company believes the percent decrease was due primarily to the impact of a lower margin project in its Data Services segment and client mix in its Hotline Services segment.
Gross profit dollars for Data Services for 2QYTD10 were $26,089, or 27.4% of revenues, compared to gross profit dollars for 2QYTD09 of $26,166, or 29.2% of revenues. Gross profit dollars for Voice Services for 2QYTD10 were $96,666, or 34.0% of revenues, compared to gross profit dollars for 2QYTD09 of $99,474, or 33.8% of revenues. Gross profit dollars for Hotline Services for 2QYTD10 were $41,932, or 47.8% of revenues, compared to gross profit dollars for 2QYTD09 of $55,559, or 49.4% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 2QYTD10 were $128,398, a decrease of $3,799 compared to Selling, general & administrative expenses for 2QYTD09 of $132,197. Selling, general & administrative expenses as a percent of revenue for 2QYTD10 were 27.5% compared to 26.6% for 2QYTD09. The decrease in Selling, general & administrative expense dollars over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services partially offset by increases in historical stock option review costs of $3,924 (including $3,992 in 2Q10 in connection with an agreement in principle for settlement of the pending shareholder derivative lawsuit and matters related to the Company’s review of its historical stock option practices) and non-cash stock-based compensation expense of $1,897.
Intangibles amortization
Intangibles amortization for 2QYTD10 was $6,195, an increase of $2,469 compared to Intangibles amortization for 2QYTD09 of $3,726. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the second quarter of Fiscal 2009 partially offset by the amortization run-out for certain intangible assets.

Operating income
As a result of the foregoing, Operating income for 2QYTD10 was $30,094, or 6.4% of revenues, a decrease of $15,182 compared to Operating income for 2QYTD09 of $45,276, or 9.1% of revenues.
Interest expense (income), net
Net interest expense for 2QYTD10 was $4,740, or 1.0% of revenues, compared to net interest expense for 2QYTD09 of $2,383, or 0.5% of revenues. The Company’s interest-rate swaps contributed a loss of $177 and a gain of $2,877 for 2QYTD10 and 2QYTD09, respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased $697 from $5,260, or 1.1% of revenues, to $4,563 or 1.0% of revenues. This decrease in net interest expense is due to a decrease in the weighted-average interest rate from 3.6% for 2QYTD09 to 1.5% for 2QYTD10 partially offset by increases in the weighted-average outstanding debt from $216,384 for 2QYTD09 to $249,113 for 2QYTD10.
Provision for income taxes
The tax provision for 2QYTD10 was $9,593, an effective tax rate of 37.5%. This compares to the tax provision for 2QYTD09 of $15,594, an effective tax rate of 36.5%. The tax rate for 2QYTD10 was higher than 2QYTD09 due to changes in the overall mix of taxable income among worldwide offices and foreign currency exchange effects on previously-taxed income. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 2QYTD10 was $15,988, or 3.4% of revenues, compared to Net income for 2QYTD09 of $27,132, or 5.5% of revenues.
Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities during 2QYTD10 was $30,549. Significant factors contributing to the source of cash were: net income of $15,988 inclusive of non-cash charges of $10,112 and $3,279 for amortization / depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $3,624, net trade accounts receivable of $23,064 and an increase in accrued expenses of $3,457. Significant factors contributing to a use of cash include decreases in billings in excess of costs, restructuring reserves, accrued compensation and benefits and trade accounts payable of $7,220, $4,737, $5,162 and $3,821, respectively, and an increase in costs in excess of billings of $13,733. Changes in the above accounts are based on average Fiscal 2010 exchange rates.
Net cash provided by operating activities during 2QYTD09 was $38,385. Significant factors contributing to the source of cash were: net income of $27,132, inclusive of non-cash charges of $8,599 and $1,382 for amortization / depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $5,321, net trade accounts receivable of $11,804 and the deferred tax provision of $1,903, and increases in accrued compensation and benefits of $1,451 and accrued taxes of $1,366. Significant factors contributing to a use of cash include a non-cash charge of $2,877 for change in fair value of interest rate swap, as well as decreases in trade accounts payable, deferred revenue and restructuring reserves of $1,716, $1,759 and $4,254, respectively, and an increase in costs in excess of billings of $4,670. Changes in the above accounts are based on average Fiscal 2009 exchange rates.
As of September 30, 2009 and 2008, the Company had cash and cash equivalents of $23,785 and $25,802, respectively, working capital of $126,845 and $127,224, respectively, and a current ratio of 1.6 and 1.6, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during 2QYTD10 was $2,235. Significant factors contributing to the cash outflow were: $1,305 for holdbacks and contingent fee payments related to prior period acquisitions and $1,033 for gross capital expenditures.
Net cash used by investing activities during 2QYTD09 was $49,875. Significant factors contributing to the cash outflow were: $48,620 to acquire MTS and UCI and $1,524 for gross capital expenditures.

Financing Activities
Net cash used by financing activities during 2QYTD10 was $29,097. Significant factors contributing to the cash outflow were $26,993 of net payments on long-term debt and $2,104 for the payment of dividends.
Net cash provided by financing activities during 2QYTD09 was $10,567. Significant factors contributing to the cash inflow were $12,249 of net borrowings on long-term debt and $545 of proceeds from the exercise of stock options. Significant factors contributing to the cash outflow were $2,102 for the payment of dividends.
Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2009, the Company was in compliance with all financial covenants under the Credit Agreement.
As of September 30, 2009, the Company had total debt outstanding of $223,668. Total debt was comprised of $221,335 outstanding under the Credit Agreement, $2,307 of obligations under capital leases and $26 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for the three (3) months ended September 30, 2009 was $251,095, $243,393 and 1.4%, respectively, compared to $244,500, $221,457 and 3.5%, respectively, for the three (3) months ended September 30, 2008. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for the six (6) months ended September 30, 2009 was $261,750, $249,113 and 1.5%, respectively, compared to $244,500, $216,384 and 3.6%, respectively, for the six (6) months ended September 30, 2008.
Dividends
Fiscal 2010
2Q10 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,053 and was paid on October 9, 2009 to stockholders of record at the close of business on September 25, 2009.
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
Since the inception of the repurchase program in April 1999 through September 30, 2009, the Company has repurchased 7,626,195 shares of common stock for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of September 30, 2009, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20 million.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, during prior fiscal periods, and expects to continue to incur additional expenses during the remainder of Fiscal 2010, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of September 30, 2009, the total amount of such fees is $8,777, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $512 and $332 during the three (3) months ended September 30, 2009 and 2008, respectively, and $776 and $332 during the six (6) months ended September 30, 2009 and 2008, respectively. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
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
Valuation of Goodwill
At March 31, 2009, the Company’s market capitalization was below tangible book value. The Company has monitored market conditions during the six month period ended September 30, 2009 noting that the Company’s market capitalization continues to be below tangible book value for all points during that period. Correspondingly, the Company has completed procedures to evaluate the adequacy of its estimates and assumptions used in the discounted cash flow valuation model which was used to derive an estimated fair value of its reporting units as of March 31, 2009. The results of these interim procedures provide that those estimates and assumptions are adequate and that no additional procedures need to be performed as of September 30, 2009.

Historically, Management has reviewed disaggregated financial information by geographic region for the purpose of making operational decisions and assessing financial performance. Based on the evolution of the Company over the last several years, Management is currently considering alternative reporting segments for the purpose of making those operational decisions and assessing financial performance. This contemplated change in reporting segments would affect the reporting units currently being used in the Company’s annual impairment analysis. In the event that the Company determines goodwill is impaired as a result of this change in reporting segments, it would need to recognize a non-cash impairment charge, which could have a material adverse effect on its consolidated balance sheet and results of operations.
Critical Accounting Policies/ Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form 10-K. There have been no changes to the Company’s critical accounting policies during the three (3) months ended September 30, 2009.
Impact of Recently Issued Accounting Pronouncements
See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of recently-issued accounting standards and the related impact on the Company’s consolidated financial statements.
Cautionary Forward Looking Statements
When included in the Form 10-Q or in documents incorporated herein by reference, the words “should,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “targets,” “plans” and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, the final outcome of the review of the Company’s stock option granting practices, including the related SEC investigation, shareholder derivative lawsuit, tax matters and insurance/indemnification matters, and the impact of any actions that may be required or taken as a result of such review, SEC investigation, shareholder derivative lawsuit, tax matters or insurance/indemnification matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs, successful marketing of DVH services, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of September 30, 2009, the Company had total long-term obligations of $221,335 under the Credit Agreement. Of the outstanding debt, $150,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $71,335 was in variable rate obligations. As of September 30, 2009, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $176 ($110 net of tax) assuming the Company employed no intervention strategies.
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
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 reducing to $50,000 after three years and does not qualify for hedge accounting. On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate, has a notional value of $100,000 reducing to $50,000 after two years and does not qualify for hedge accounting. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Income.
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
As of September 30, 2009, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.17 to 1.33 Australian dollar, 1.08 to 1.27 Canadian dollar, 5.07 to 5.30 Danish krone, 0.68 to 0.79 Euro, 15.17 to 15.99 Mexican peso, 5.83 to 6.97 Norwegian kroner, 0.59 to 0.71 British pounds sterling, 6.92 to 8.05 Swedish krona, 1.04 to 1.15 Swiss franc and 90.13 to 90.13 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $73,617 and will expire within eleven (11) months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisition of Scottel during Fiscal 2009. Scottel represents approximately 4% of the Company’s total assets as of September 30, 2009. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009 excludes an assessment of the internal control over financial reporting of Scottel.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as noted below, there has been no material developments in legal proceedings during the three (3) months ended September 30, 2009. See Part I, Item 3, “Legal Proceedings” of the Form 10-K for more information regarding legal proceedings as of March 31, 2009.
Regulatory Matters
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through November 30, 2009 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated grants of stock options to several officers and directors in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints seek damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits have been consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531-JFC, and plaintiffs filed an amended consolidated shareholder derivative complaint on August 31, 2007. The parties have requested that the due date for responses by the defendants, including the Company, be extended until further order of the court, and the court has entered an order to that effect. During the second quarter of Fiscal 2010, the Company recorded expense of $3,992 in connection with an agreement in principle for settlement of this action and related matters arising out of the Company’s review of its historical stock option practices. This settlement is subject to the execution of documentation regarding the settlement as well as court approval. The Company may incur additional costs or expenses in relation to this matter that could be material.

Item 1A. Risk Factors.
The following is provided to update the following risk factor previously disclosed in Part I, Item 1A, Risk Factors, of the Form 10-K.
We are dependent upon certain key supply chain and distribution agreements. Through our recent acquisitions, we have significant arrangements with a small number of suppliers of voice technology. If we experience disruptions in our supply chain with these manufacturers for any reason or lose our distribution rights, we may not be able to fulfill customer commitments with an acceptable alternative or we may not be able to obtain alternative solutions at similar costs. On January 14, 2009, Nortel Networks Corporation (“Nortel”) announced that Nortel and certain other subsidiaries of Nortel sought relief from their creditors in proceedings commenced in Canada, the United States and other jurisdictions (the “Nortel Bankruptcy”). Nortel further announced that certain of its affiliates, including the Nortel Government Solutions business, will continue to operate in the ordinary course and are not included in these proceedings. On July 20, 2009, Nortel announced that it had entered into a “stalking horse” asset and share sale agreement with Avaya, Inc. (“Avaya”) for its Enterprise Solutions business for a purchase price of US$475 million, which included a bidding process where other qualified bidders could submit higher or otherwise better offers for a specified period of time. This agreement includes the planned sale of substantially all of the assets of the Enterprise Solutions business globally as well as the shares of Nortel Government Solutions Incorporated and DiamondWare, Ltd. (the “Nortel Enterprise Solutions Business”). On September 14, 2009, Nortel announced that it had chosen Avaya as the successful bidder for its enterprise solutions business for a purchase price of US$900 million. As previously disclosed, the Company’s distribution agreement with Avaya terminated on September 8, 2007. There can be no assurance that the sale of the Nortel Enterprise Solutions Business will not impact the Company’s business with the Nortel Enterprise Solutions Business. As a result, the Company cannot determine whether these events will have a material adverse effect on the Company in the future.
The information set forth under the captions “Litigation Matters” and “Expenses Incurred by the Company” in Note 16: Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in this Form 10-Q, is incorporated herein by reference in order to update the information previously disclosed in the risk factor entitled “We have significant matters resulting from our stock option investigation and related matters” included in Part I, Item 1A, Risk Factors of the Form 10-K.
The information set forth under the caption “Valuation of Goodwill” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q is incorporated herein by reference in order to supplement the information previously disclosed in the risk factor entitled “We have a significant amount of goodwill that could be subject to impairment” included in Part I, Item 1A, Risk Factors of the Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
On August 11, 2009, the Company’s stockholders voted on the following two (2) matters at the Company’s annual meeting of the stockholders: (i) the election of directors; and (ii) the ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ending March 31, 2010. Out of the 17,533,305 shares of common stock outstanding as of the record date for the annual meeting of June 15, 2009, 16,332,290 shares were present at the meeting.
(i) Each of the Company’s nominees for director was elected at the annual meeting by the following vote:

	Shares	Shares
	Voted For	Withheld

William F. Andrews	14,941,402	1,390,888
R. Terry Blakemore	16,025,085	307,205
Richard L. Crouch	14,823,699	1,508,591
Thomas W. Golonski	14,822,720	1,509,570
Thomas G. Greig	14,789,916	1,542,374
Edward A. Nicholson, Ph.D.	15,990,902	341,388

(ii)	The appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ending March 31, 2010 was ratified by the following vote:

Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Votes

16,315,813	6,088	10,387	2

Item 6. Exhibits.

Exhibit
Number	Description
21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

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

Dated: November 5, 2009

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