Form 10-Q
period 2009-12-26
BLACK BOX CORP
filed 2010-02-04
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 29, 2010, there were 17,548,305 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 26, 2009
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 26, 2009
In thousands, except par value	(Unaudited)	March 31, 2009*

Assets
Cash and cash equivalents	$29,056	$23,720
Accounts receivable, net of allowance for doubtful accounts of $10,007 and $9,934	152,396	163,975
Inventories, net	53,755	55,898
Costs/estimated earnings in excess of billings on uncompleted contracts	94,961	66,066
Prepaid and other current assets	26,332	30,809

Total current assets	356,500	340,468

Property, plant and equipment, net	24,670	28,419
Goodwill	649,600	621,948
Intangibles
Customer relationships, net	91,357	105,111
Other intangibles, net	31,667	37,684
Other assets	10,759	2,858

Total assets	$1,164,553	$1,136,488

Liabilities
Accounts payable	$79,663	$79,021
Accrued compensation and benefits	31,087	30,446
Deferred revenue	37,431	35,520
Billings in excess of costs/estimated earnings on uncompleted contracts	15,817	18,217
Income taxes	8,287	5,164
Other liabilities	42,837	41,891

Total current liabilities	215,122	210,259

Long-term debt	235,306	249,260
Other liabilities	25,370	29,670

Total liabilities	$475,798	$489,189

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$--	$--
Common stock authorized 100,000, par value $.001, 17,548 and 17,533 shares outstanding	25	25
Additional paid-in capital	450,030	445,774
Retained earnings	544,872	521,023
Accumulated other comprehensive income	16,923	3,572
Treasury stock, at cost 7,626 and 7,626 shares	(323,095)	(323,095)

Total stockholders’ equity	$688,755	$647,299

Total liabilities and stockholders’ equity	$1,164,553	$1,136,488

* Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended		Nine (9) months ended
	December 26 and 27,		December 26 and 27,
In thousands, except per share amounts	2009	2008	2009	2008

Revenues
Hotline products	$47,012	$51,550	$134,805	$164,008
On-Site services	206,373	210,303	585,705	594,208

Total	253,385	261,853	720,510	758,216

Cost of sales
Hotline products	24,406	27,380	70,267	84,279
On-Site services	142,150	143,555	398,727	401,820

Total	166,556	170,935	468,994	486,099

Gross profit	86,829	90,918	251,516	272,117

Selling, general & administrative expenses	64,198	66,085	192,596	198,282
Intangibles amortization	3,108	3,261	9,303	6,987

Operating income	19,523	21,572	49,617	66,848

Interest expense (income), net	1,852	5,722	6,592	8,105
Other expenses (income), net	40	376	(187)	543

Income before provision for income taxes	17,631	15,474	43,212	58,200

Provision for income taxes	6,612	5,647	16,205	21,241

Net income	$11,019	$9,827	$27,007	$36,959

Earnings per common share
Basic	$0.63	$0.56	$1.54	$2.11

Diluted	$0.63	$0.56	$1.54	$2.11

Weighted-average common shares outstanding
Basic	17,548	17,533	17,545	17,525

Diluted	17,561	17,533	17,545	17,525

Dividends per share	$0.06	$0.06	$0.18	$0.18

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine (9) months ended December 26 and 27,
In thousands	2009	2008

Operating Activities
Net income	$27,007	$36,959
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	15,097	14,433
Loss (gain) on sale of property	10	(84)
Deferred taxes	1,197	(90)
Tax impact from equity awards	766	1,135
Stock compensation expense	5,022	2,237
Change in fair value of interest-rate swap(s)	(126)	(441)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	11,568	14,484
Inventories, net	3,617	5,185
All other current assets excluding deferred tax asset	(16,586)	(11,626)
Liabilities exclusive of long-term debt	(5,439)	(10,429)

Net cash provided by (used for) operating activities	$42,133	$51,763

Investing Activities
Capital expenditures	$(1,573)	$(1,853)
Capital disposals	132	168
Acquisition of businesses (payments)/recoveries	(10,687)	(96,534)
Prior merger-related (payments)/recoveries	(7,738)	(262)

Net cash provided by (used for) investing activities	$(19,866)	$(98,481)

Financing Activities
Proceeds from borrowings	$130,890	$237,662
Repayment of borrowings	(145,298)	(190,379)
Deferred financing costs	--	(125)
Proceeds from the exercise of stock options	--	545
Payment of dividends	(3,157)	(3,154)

Net cash provided by (used for) financing activities	$(17,565)	$44,549

Foreign currency exchange impact on cash	$634	$(1,926)

Increase / (decrease) in cash and cash equivalents	$5,336	$(4,095)
Cash and cash equivalents at beginning of period	$23,720	$26,652

Cash and cash equivalents at end of period	$29,056	$22,557

Supplemental Cash Flow:
Cash paid for interest	$7,198	$8,665
Cash paid for income taxes	11,618	20,474
Non-cash financing activities:
Dividends payable	1,053	1,052
Capital leases	4	799

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box” or the “Company”) is the world’s leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of December 26, 2009, the Company had more than 3,000 professional technical experts in 194 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2009 and 2008 were December 26, 2009 and December 27, 2008. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
The consolidated financial statements include the accounts of the Company, which is the parent company, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires Company management (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include project progress towards completion to estimated budget allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, intangible assets and goodwill. Actual results could differ from those estimates. Management believes the estimates made are reasonable.
Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three (3) and nine (9) months ended December 31, 2009. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 4, 2010.

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
Recent Accounting Pronouncements
Fair Value Measurements
In September, 2006, the Financial Accounting Standards Board (“FASB”) issued guidance on “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. On April 1, 2008, the Company adopted this guidance, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was adopted on April 1, 2009. The significant categories of assets and liabilities included in the Company’s deferred implementation are non-financial assets and liabilities initially measured at fair value in a business combination and impairment assessments of long-lived assets, goodwill and intangible assets. The requirements of this guidance were applied prospectively. The adoption of the portions of this guidance which were permitted to be initially deferred did not have a material impact on the Company’s consolidated financial statements. See Note 14.
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
Revenue Arrangements with Multiple Deliverables
In October, 2009, the FASB issued ASC Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASC Update 2009-13”). ASC Update 2009-13 provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two are available. ASC Update 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, ASC Update 2009-13 expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of the adoption of ASC Update 2009-13 on its consolidated financial statements.

Certain Revenue Arrangements That Include Software Elements
In October, 2009, the FASB issued ASC Update 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASC Update 2009-14”). ASC Update 2009-14 amends existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. ASC Update 2009-14 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of Update No. 2009-14 unless it also elects early application of Update No. 2009-13. The Company is evaluating the impact of the adoption of ASC Update 2009-14 on its consolidated financial statements.
Note 3: Inventories
The Company’s inventories consist of the following:

	December 31, 2009	March 31, 2009

Raw materials	$1,614	$1,624
Finished goods	72,656	74,564

Subtotal	$74,270	$76,188
Excess and obsolete inventory reserves	(20,515)	(20,290)

Inventory, net	$53,755	$55,898

Note 4: Goodwill
The following table summarizes changes to Goodwill at the Company’s reportable segments for the periods presented:

	North
	America	Europe	All Other	Total

Balance as of March 31, 2009	$555,270	$64,672	$2,006	$621,948
Currency translation	(18)	6,489	148	6,619
Current period acquisitions (see Note 8)	5,459	--	--	5,459
Prior period acquisitions (see Note 8)	15,574	--	--	15,574

Balance as of December 31, 2009	$576,285	$71,161	$2,154	$649,600

The Company conducts its annual goodwill impairment assessment during the third quarter of its fiscal year (September 26, 2009 for Fiscal 2010). The following table reconciles the carrying value of goodwill, as of September 26, 2009, for the Company’s reportable segments as reported in its consolidated financial statements, to the carrying value of goodwill by reporting unit which is used for the annual goodwill impairment assessment:

	North		All
	America	Europe	Other	Total

Goodwill (as reported in financial statements)	$572,277	$72,233	$2,093	$646,603
Adjustment	(30,370)	27,333	3,037	--

Goodwill (for annual impairment assessment) [1]	$541,907	$99,566	$5,130	$646,603

1  Goodwill (for annual impairment assessment) represents the amount of goodwill that is “at risk” by reporting unit for Company’s goodwill impairment analysis.
Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill (“net book value”). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

In the first step of the goodwill impairment assessment, the Company uses an income approach to derive a present value of the reporting unit’s projected future annual cash flows and the present residual value of the reporting unit. The Company uses the income approach because it believes that the discounted future cash flows provide greater detail and opportunity to reflect facts, circumstances and economic conditions for each reporting unit. In addition, the Company believes that this valuation approach is a proven valuation technique and methodology for its industry and is widely accepted by investors. The Company uses a variety of underlying assumptions to estimate these future cash flows, which vary for each of the reporting units and include (i) future revenue growth rates, (ii) future operating profitability, (iii) the weighted-average cost of capital and (iv) a terminal growth rate. If the Company’s estimates and assumptions used in the discounted future cash flows should change at some future date, the Company could incur an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.
In addition to estimating fair value of the Company’s reporting units using the income approach, the Company also estimates fair value using a market-based approach which relies on values based on market multiples derived from comparable public companies. The Company uses the estimated fair value of the reporting units under the market approach to validate the estimated fair value of the reporting units under the income approach.
The results of the Company’s annual goodwill impairment assessment conducted during the third quarter of Fiscal 2010 indicate that goodwill is not impaired in any of the Company’s reporting units. The following table summarizes the estimated fair value of the reporting unit, the net book value of the reporting unit and the surplus of the estimated fair value of the reporting unit over the net book value of the reporting unit as of September 26, 2009:

	North		All
	America	Europe	Other	Total

Estimated fair value of the reporting unit	$588,992	$129,949	$33,606	$752,547
Net book value of the reporting unit	541,949	121,920	14,866	678,735

Surplus	$47,043	$8,029	$18,740	$73,812

To illustrate the sensitivity of the discounted future cash flows, an instantaneous 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would be material to the estimated fair value of the reporting unit, would produce a decrease in the fair value of the reporting units by $87,345, $11,325 and $2,603 for North America, Europe and All Other, respectively.
Since March 31, 2009, the Company’s stock market capitalization has been lower than its net book value. Each of the Company’s reporting units continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2011 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.
Future events that could result in an interim assessment of goodwill impairment and/or an impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company’s overall business, (iii) significant negative industry or economic trends, (iv) a further decline in market capitalization below book value and (v) a modification to the Company’s reporting segments. Management is currently considering alternative reporting segments for the purpose of making operational decisions and assessing financial performance. This contemplated change in reporting segments would affect the reporting units currently being used in the Company’s annual goodwill impairment analysis. Any such change could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	December 31, 2009			March 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$11,342	$8,070	$3,272	$15,115	$6,517	$8,598
Customer relationships	113,412	22,055	91,357	120,077	14,966	105,111
Acquired backlog	14,375	13,719	656	14,230	12,883	1,347

Total	$139,129	$43,844	$95,285	$149,422	$34,366	$115,056

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$175,121	$52,097	$123,024	$185,414	$42,619	$142,795

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets for the periods presented:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2009	$27,739	$9,945	$105,111	$142,795
Amortization expense	--	(2,214)	(7,089)	(9,303)
Current period acquisitions (see Note 8)	--	1,318	4,927	6,245
Prior period acquisitions (see Note 8)	--	(5,143)	(11,592)	(16,735)
Currency translation	--	22	--	22

Balance at December 31, 2009	$27,739	$3,928	$91,357	$123,024

Intangibles amortization was $3,108 and $3,261 for the three (3) months ended December 31, 2009 and 2008, respectively, and $9,303 and $6,987 for the nine (9) months ended December 31, 2009 and 2008, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2010 and Fiscal 2009. Intangibles amortization for certain Fiscal 2010 and Fiscal 2009 acquisitions are based on provisional measurements of fair value and are subject to change.
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2010, each of the succeeding four fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of December 31, 2009 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2010	$3,196
2011	11,777
2012	10,987
2013	9,702
2014	8,529
Thereafter	51,094

Total	$95,285

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	December 31, 2009	March 31, 2009

Revolving credit agreement	$234,210	$247,650
Capital lease obligations	2,146	2,908
Other	15	99

Total debt	$236,371	$250,657
Less: current portion (included in Other liabilities)	(1,065)	(1,397)

Long-term debt	$235,306	$249,260

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2009, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended December 31, 2009 was $255,725, $244,475 and 1.2%, respectively, compared to $277,735, $259,060 and 3.8%, respectively, for the three (3) months ended December 31, 2008. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine (9) months ended December 31, 2009 was $261,750, $247,550 and 1.4%, respectively, compared to $277,735, $230,719 and 3.7%, respectively, for the nine (9) months ended December 31, 2008.
Capital lease obligations
The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to four years with interest rates ranging from 3.3% to 12.2%.
Other
Other debt is comprised of other third-party, non-employee loans.
Unused available borrowings
As of December 31, 2009, the Company had $4,208 outstanding in letters of credit and $111,582 in unused commitments under the Credit Agreement.
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

Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of December 31, 2009, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $69,847 and will expire within eleven (11) months. There was no hedge ineffectiveness for the three (3) and nine (9) months ended December 31, 2009 and 2008, respectively.
Interest-rate Swaps:
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 (which reduced to $50,000 as of June 26, 2009) and does not qualify for hedge accounting. On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate, has a notional value of $100,000 reducing to $50,000 after two years and does not qualify for hedge accounting. Each interest-rate swap discussed above is collectively hereinafter referred to as the “interest-rate swaps.”
The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income for the periods presented:

		Asset Derivatives		Liability Derivatives
			Fair		Fair
		Fair Value	Value at	Fair Value	Value at
		at December	March 31,	at December	March 31,
	Classification	31, 2009	2009	31, 2009	2009

Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (short-term)	$--	$--	$1,445	$1,872
Foreign currency contracts	Prepaid and other current assets	$1,209	$923	$--	$--

Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (short-term)	$--	$--	$5,210	$5,336

		Three (3) months ended		Nine (9) months ended
		December 31,		December 31,
	Classification	2009	2008	2009	2008

Derivatives designated as hedging instruments
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$(41)	$(403)	$(619)	$(99)
(Gain) loss reclassified from AOCI into income (effective portion) – net of taxes	Selling, general & administrative expenses	$92	$(33)	$282	$(39)

		Three (3) months ended		Nine (9) months ended
		December 31,		December 31,
	Classification	2009	2008	2009	2008

Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Interest expense (income), net	$303	$(2,436)	$126	$441

Note 8: Acquisitions
Fiscal 2010 acquisitions:
During the third quarter of Fiscal 2010, the Company acquired Quanta Systems, LLC (“Quanta”), a privately-held company headquartered in Gaithersburg, MD. Quanta has an active customer base which includes various United States Department of Defense and government agency accounts.
Also, during the third quarter of Fiscal 2010, the Company acquired CBS Technologies Corp. (“CBS”), a privately-held company headquartered in Islandia, NY. CBS has an active customer base which includes commercial, education and various government agency accounts.
The acquisitions of Quanta and CBS, both individually and in the aggregate, will not have a material impact on the Company’s consolidated financial statements.
The fair values of assets acquired and liabilities assumed for Quanta and CBS are provisional and are based on the information that was available as of their respective acquisition dates to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but additional information not yet available is necessary to finalize those fair values. Thus, the provisional measurements of fair value are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from their respective acquisition dates.
The results of operations of Quanta and CBS are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
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
During the third quarter of Fiscal 2009, the Company acquired Network Communications Technologies, Inc. (“NCT”), a privately-held company headquartered in Charlotte, NC. NCT has an active customer base which includes commercial, education and various government agency accounts. In connection with the NCT acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which will be amortized over a period of two to five years.
Also, during the third quarter of Fiscal 2009, the Company acquired ACS Communications, Inc. (“ACS”), a privately-held company headquartered in Austin, TX. ACS has an active customer base which includes commercial, education and various government agency accounts. In connection with the ACS acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which will be amortized over a period of five to nine years.
During the second quarter of Fiscal 2009, the Company acquired Mutual Telecom Services Inc. (“MTS”), a privately-held company headquartered in Needham, MA. MTS is a global telecommunications services and solutions provider primarily servicing clients in the Department of Defense and other federal agencies. In connection with the MTS acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships, non-compete agreements and backlog which will be amortized over a period of one to 13 years.
During the first quarter of Fiscal 2009, the Company acquired UCI Communications LLC (“UCI”), a privately-held company headquartered in Mobile, AL. UCI has an active customer base which includes commercial, education and various government agency accounts. In connection with the UCI acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which will be amortized over a period of five to nine years.

The acquisitions of Scottel, NCT, ACS, MTS and UCI, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
As disclosed above, the allocation of the purchase price for Scottel is based on preliminary estimates of the fair values of certain assets acquired and liabilities assumed as of the date of the acquisition. Management is currently assessing the fair values of the tangible and intangible assets acquired and liabilities assumed. The preliminary allocations of purchase price are dependant upon certain estimates and assumptions, which are preliminary and may vary from the amounts reported herein.
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
The Company incurred restructuring charges of $860 and $1,697 for the three (3) months ended December 31, 2009 and 2008, respectively, and $2,623 and $2,720 for the nine (9) months ended December 31, 2009 and 2008, respectively. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income.
The following table summarizes the changes to the restructuring reserve for the periods presented:

	Employee
	Severance	Facility Closures	Total

Balance at March 31, 2009	$4,165	$6,349	$10,514
Restructuring charge	2,522	101	2,623
Acquisition adjustments	26	129	155
Asset write-downs	--	(158)	(158)
Cash expenditures	(5,283)	(2,344)	(7,627)

Balance at December 31, 2009	$1,430	$4,077	$5,507

Of the $5,507 above, $3,712 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended December 31, 2009.
Note 10: Income Taxes
The Company recorded income tax expense of $6,612, an effective tax rate of 37.5%, and $5,647, an effective tax rate of 36.5%, for the three (3) months ended December 31, 2009 and 2008, respectively, and $16,205, an effective tax rate of 37.5%, and $21,241, an effective tax rate of 36.5%, for the nine (9) months ended December 31, 2009 and 2008, respectively. The effective rate for the nine (9) months ended December 31, 2009 of 37.5% differs from the federal statutory rate primarily due to state income taxes, foreign currency exchange effects on previously-taxed income and interest and penalties related to uncertain income tax positions partially offset by foreign earnings taxed at a lower statutory rate.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
During Fiscal 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for Fiscal 2006 and continued its examination of the Company’s U.S. federal income tax return for Fiscal 2004 and Fiscal 2005. During Fiscal 2009, the IRS proposed and the Company accepted certain tax adjustments for Fiscal 2004, Fiscal 2005 and Fiscal 2006. During the first quarter of Fiscal 2010, the IRS concluded its audits of tax years 2004, 2005 and 2006 with no further adjustments.
Fiscal 2008 and Fiscal 2007 remain open to examination by the IRS. Fiscal 2004 through Fiscal 2008 remain open to examination by state and foreign taxing jurisdictions.

Note 11: Stock-based Compensation
On August 12, 2008 (the “Effective Date”), the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the “Incentive Plan”) which is designed to advance the Company’s interests and the interests of the Company’s stockholders by providing incentives to certain employees, directors, consultants, independent contractors and persons to whom an offer of employment has been extended by the Company (hereinafter referred to as “Eligible Persons”). The Incentive Plan replaced the 1992 Stock Option Plan, as amended (the “Employee Plan”), and the 1992 Director Stock Option Plan, as amended (the “Director Plan”), on the Effective Date. Stock option grants under the Employee Plan and the Director Plan, prior to the effective date of the Incentive Plan, remain outstanding and will continue to be administered in accordance with the terms of their respective plans and plan agreements.
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
The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan shall be 900,000 plus the number of shares that remain available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of December 31, 2009.

Shares (in
thousands)

Shares initially authorized under the Incentive Plan	900

Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888

Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through December 31, 2009	585

Shares authorized for grant under the Incentive Plan as of December 31, 2009	2,373

Shares available for grant under the Incentive Plan as of December 31, 2009 [1]	1,698

1 The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance shares).
The Company recognized stock-based compensation expense of $1,743 ($1,089 net of tax) or $0.06 per diluted share and $855 ($543 net of tax) or $0.03 per diluted share for the three (3) months ended December 31, 2009 and 2008, respectively, and $5,022 ($3,139 net of tax) or $0.18 per diluted share and $2,237 ($1,421 net of tax) or $0.08 per diluted share for the nine (9) months ended December 31, 2009 and 2008, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
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

	Nine (9) months ended December 31,
	2009	2008

Expected life (in years)	5.0	4.8
Risk free interest rate	2.6%	3.4%
Annual forfeiture rate	2.2%	2.4%
Volatility	45.6%	30.5%
Dividend yield	0.9%	0.7%

The following table summarizes the Company’s stock option activity for the period presented:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in 000’s)	Price	(Years)	(000’s)

Outstanding at March 31, 2009	3,309	$36.45
Granted	167	33.11
Exercised	--	--
Forfeited or expired	(278)	43.34

Outstanding at December 31, 2009	3,198	$35.67	5.9	$529
Exercisable at December 31, 2009	2,331	$37.90	4.9	$184

The weighted-average grant-date fair value of options granted during the nine (9) months ended December 31, 2009 and 2008 was $12.54 and $8.68, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s average stock price (i.e., the average of the open and close prices of the common stock) on December 24, 2009 of $29.34, which would have been received by the optionholders had all optionholders exercised their options as of that date.
The following table summarizes certain information regarding the Company’s non-vested stock options for the period presented.

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Non-vested as of March 31, 2009	1,089	$8.85
Granted	167	12.54
Forfeited	(14)	8.56
Vested	(375)	9.17

Non-vested as of December 31, 2009	867	$9.42

As of December 31, 2009, there was $5,650 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity for the period presented:

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2009	--	$--
Granted	168	29.12
Vested	(16)	32.86
Forfeited	(1)	27.78

Outstanding at December 31, 2009	151	$28.74

The total fair value of shares vested during the nine (9) months ended December 31, 2009 and 2008 was $517 and $0, respectively.

As of December 31, 2009, there was $3,494 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.4 years.
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

	Nine (9) months ended December 31,
	2009	2008

Expected Volatility	59.1%	--
Risk free interest rate	1.1%	--
Dividend yield	0.8%	--

The following table summarizes the Company’s performance share award activity for the period presented:

Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2009	--	$--
Granted	100	33.05
Vested	--	--
Forfeited	--	--

Outstanding at December 31, 2009	100	$33.05

No shares vested during the nine (9) months ended December 31, 2009.
As of December 31, 2009, there was $2,397 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.4 years.
Note 12: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended		Nine (9) months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income	$11,019	$9,827	$27,007	$36,959

Weighted-average common shares outstanding (basic)	17,548	17,533	17,545	17,525
Effect of dilutive securities from equity awards	13	--	--	--

Weighted-average common shares outstanding (diluted)	17,561	17,533	17,545	17,525

Basic earnings per common share	$0.63	$0.56	$1.54	$2.11

Dilutive earnings per common share	$0.63	$0.56	$1.54	$2.11

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,325,772 and 3,332,957 non-dilutive equity awards outstanding for the three (3) months ended December 31, 2009 and 2008, respectively, and 3,428,447 and 2,250,587 non-dilutive equity awards outstanding for the nine (9) months ended December 31, 2009 and 2008, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Comprehensive income and AOCI
The following table details the computation of comprehensive income for the periods presented:

	Three (3) months ended		Nine (9) months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income	$11,019	$9,827	$27,007	$36,959

Foreign currency translation adjustment	(1,749)	(15,815)	13,721	(28,696)
Derivative Instruments (net of tax):
Net change in fair value of cash flow hedging instruments (net of tax)	(41)	(403)	(619)	(99)
Amounts reclassified into results of operations	92	(33)	282	(39)
Pension (net of tax):
Unrealized gain (loss)	1	--	(138)	--
Amounts reclassified into results of operations	35	--	105	--

Other comprehensive income (loss)	$(1,662)	$(16,251)	$13,351	$(28,834)

Comprehensive income (loss)	$9,357	$(6,424)	$40,358	$8,125

The components of AOCI consisted of the following for the periods presented:

	December 31, 2009	March 31, 2009

Foreign currency translation adjustment	$20,096	$6,375
Unrealized gains (losses) on derivatives designated and qualified as cash flow hedges	(272)	65
Unrecognized gain (losses) on defined benefit pension	(2,901)	(2,868)

Accumulated other comprehensive income	$16,923	$3,572

Note 14: Fair Value Disclosures
Recurring fair value measurements: The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$1,209	$--	$1,209

	Liabilities at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$1,445	$--	$1,445
Interest-rate swaps	--	5,211	--	5,211

Total	$--	$6,656	$--	$6,656

Non-recurring fair value measurements: As disclosed in Note 2, the Company adopted guidance on April 1, 2009 that established a framework for measuring fair value and expanded disclosures about fair value measurements for non-financial assets and liabilities that are measured at fair value on a non-recurring basis. The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination. As disclosed in Note 8, the Company completed two acquisitions during the three months ended December 31, 2009 which included operating assets, liabilities and certain intangible assets. The Company utilized level 2 and level 3 inputs to measure the fair value of these items.

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
The following table presents financial information about the Company’s reportable segments by geographic region for the periods presented:

	Three (3) months ended		Nine (9) months ended
	December 31,		December 31,
	2009	2008	2009	2008

North America
Revenues	$217,124	$223,820	$621,635	$631,623
Operating income	14,890	17,267	38,278	51,914
Depreciation	1,767	2,445	5,447	7,014
Intangibles amortization	3,098	3,244	9,270	6,924
Assets (as of December 31)	1,064,527	1,054,408	1,064,527	1,054,408

Europe
Revenues	$27,190	$28,591	$75,248	$96,112
Operating income	3,111	2,882	7,755	10,151
Depreciation	76	95	253	337
Intangibles amortization	9	13	30	50
Assets (as of December 31)	138,081	131,653	138,081	131,653

All Other
Revenues	$9,071	$9,442	$23,627	$30,481
Operating income	1,522	1,423	3,584	4,783
Depreciation	34	33	94	95
Intangibles amortization	1	4	3	13
Assets (as of December 31)	24,567	20,761	24,567	20,761

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008

Segment assets for North America, Europe and All Other	$1,227,175	$1,206,822
Corporate eliminations	(62,622)	(70,150)

Total consolidated assets	$1,164,553	$1,136,672

The following table presents financial information about the Company by service type for the periods presented:

	Three (3) months ended		Nine (9) months ended
	December 31,		December 31,
	2009	2008	2009	2008

Data Services
Revenues	$45,342	$52,238	$140,680	$141,836
Gross profit	12,078	15,247	38,167	41,413

Voice Services
Revenues	$161,031	$158,065	$445,025	$452,372
Gross profit	52,145	51,501	148,811	150,975

Hotline Services
Revenues	$47,012	$51,550	$134,805	$164,008
Gross profit	22,606	24,170	64,538	79,729

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.
Note 16: Commitments and Contingencies
Regulatory Matters
As previously disclosed, on November 13, 2006, the Company received a letter of informal inquiry from the staff of the SEC’s Division of Enforcement (the “Staff”) relating to the Company’s stock option practices from January 1, 1997 to present. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, the Company received a document subpoena from the SEC acting pursuant to such order. On January 26, 2009, the Company received a “Wells Notice” from the SEC. During the third quarter of Fiscal 2010, without admitting or denying the allegations in a complaint filed by the SEC in the United States District Court for the Western District of Pennsylvania (the “District Court”) relating to the Company’s stock option practices, the Company consented to the entry of a judgment permanently enjoining the Company from violating, in the future, the federal securities laws that require reporting companies to make periodic filings with the SEC, to make and keep accurate books and records and to devise and maintain an adequate system of internal accounting controls, and the District Court entered a final judgment dated December 8, 2009 incorporating the consented-to judgment. The final judgment did not require the Company to pay a civil penalty or other money damages.
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through March 1, 2010 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
See Note 10 regarding the status of certain IRS matters.

Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the District Court. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated and/or benefited from grants of stock options in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints sought damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits were consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531 JFC, and plaintiffs filed an amended consolidated stockholder derivative complaint on August 31, 2007. During the second quarter of Fiscal 2010, the Company recorded expense of $3,992 in connection with an agreement in principle for settlement of this action and related matters arising out of the Company’s review of its historical stock option practices. During the third quarter of Fiscal 2010, certain of the parties to this action and certain insurers entered into a Memorandum of Understanding regarding this settlement. On January 22, 2010, the parties to this action and certain insurers executed a Stipulation of Compromise and Settlement (the “Stipulation”) and the parties to the action executed a Joint Motion for Preliminary and Final Approval of Proposed Settlement (the “Joint Motion”), and such documents were filed with the District Court. On January 27, 2010, the District Court entered an order preliminarily approving the proposed settlement and setting forth a process and scheduling a hearing for consideration of final approval of the proposed settlement (the “Preliminary Order”). Pursuant to the Preliminary Order, on February 1, 2010, the Company filed with the SEC a Current Report on Form 8-K regarding the proposed settlement and filed, as exhibits to such Form 8-K, the Joint Motion, the Stipulation, the Preliminary Order, a Notice of Proposed Settlement of Derivative Action and of Settlement Hearing (the “Notice”) and a proposed Order of Dismissal and Judgment. Also on February 1, 2010, the Company issued a press release including the Notice. The proposed settlement remains subject to final approval of the District Court. The Company may incur additional costs or expenses in relation to this matter that could be material.
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
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, during prior fiscal periods, and continued to incur additional expenses through December 31, 2009, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of December 31, 2009, the total amount of such expenses, inclusive of the $3,992 referred to above, is $12,565 of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $318 and $88 during the three (3) months ended December 31, 2009 and 2008, respectively, and $1,094 and $420 during the nine (9) months ended December 31, 2009 and 2008, respectively. These expenses are recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
There has been no other significant or unusual activity during Fiscal 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) and nine (9) months ended December 31, 2009 and 2008 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box,” the “Company,” “we” or “our”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2009 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of December 31, 2009 and 2008 were December 26, 2009 and December 27, 2008. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
The Company
Black Box is the world’s leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of December 31, 2009, the Company had more than 3,000 professional technical experts in 194 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Company management (“Management”) is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2008 through December 31, 2009 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services and North America Data Services for the periods under review. Fiscal 2010 acquisitions include (i) Quanta Systems, LLC (“Quanta”) and (ii) CBS Technologies Corp. (“CBS”). Fiscal 2009 acquisitions include (i) Scottel Voice & Data, Inc. (“Scottel”), (ii) Network Communications Technologies, Inc. (“NCT”), (iii) ACS Communications, Inc. (“ACS”), (iv) Mutual Telecom Services Inc. (“MTS”) and (v) UCI Communications LLC (“UCI”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the current and an estimate of these future expenses for Fiscal 2010 (by quarter) based on information available to the Company as of December 31, 2009.

	1Q10	2Q10	3Q10	4Q10	Fiscal 2010

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$--	$--	$128	$125	$253

Intangibles amortization
Amortization of intangible assets on acquisitions	$4,031	$2,134	$3,099	$3,182	$12,446

Total	$4,031	$2,134	$3,227	$3,307	$12,699

The following table is included to provide a schedule of these expenses during Fiscal 2009 (by quarter).

	1Q09	2Q09	3Q09	4Q09	Fiscal 2009

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$448	$448	$485	$507	$1,888

Intangibles amortization
Amortization of intangible assets on acquisitions	$1,791	$1,864	$3,231	$3,785	$10,671

Total	$2,239	$2,312	$3,716	$4,292	$12,559

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended December 31,				Nine (9) months ended December 31,
	2009		2008		2009		2008
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
North America	$217,124	85.7%	$223,820	85.5%	$621,635	86.3%	$631,623	83.3%
Europe	27,190	10.7%	28,591	10.9%	75,248	10.4%	96,112	12.7%
All Other	9,071	3.6%	9,442	3.6%	23,627	3.3%	30,481	4.0%

Total	$253,385	100%	$261,853	100%	$720,510	100%	$758,216	100%

Operating income
North America	$14,890		$17,267		$38,278		$51,914
% of North America revenues	6.9%		7.7%		6.2%		8.2%

Europe	$3,111		$2,882		$7,755		$10,151
% of Europe revenues	11.4%		10.1%		10.3%		10.6%

All Other	$1,522		$1,423		$3,584		$4,783
% of All Other revenues	16.8%		15.1%		15.2%		15.7%

Total	$19,523	7.7%	$21,572	8.2%	$49,617	6.9%	$66,848	8.8%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Three (3) months ended December 31,				Nine (9) months ended December 31,
	2009		2008		2009		2008
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$45,342	17.9%	$52,238	19.9%	$140,680	19.5%	$141,836	18.7%
Voice Services	161,031	63.6%	158,065	60.4%	445,025	61.8%	452,372	59.7%
Hotline Services	47,012	18.5%	51,550	19.7%	134,805	18.7%	164,008	21.6%

Total	$253,385	100%	$261,853	100%	$720,510	100%	$758,216	100%

Gross profit
Data Services	$12,078		$15,247		$38,167		$41,413
% of Data Services revenues	26.6%		29.2%		27.1%		29.2%

Voice Services	$52,145		$51,501		$148,811		$150,975
% of Voice Services revenues	32.4%		32.6%		33.4%		33.4%

Hotline Services	$22,606		$24,170		$64,538		$79,729
% of Hotline Services revenues	48.1%		46.9%		47.9%		48.6%

Total	$86,829	34.3%	$90,918	34.7%	$251,516	34.9%	$272,117	35.9%

Third quarter of Fiscal 2010 (“3Q10”) compared to third quarter of Fiscal 2009 (“3Q09”):
Total Revenues
Total revenues for 3Q10 were $253,385, a decrease of 3% compared to total revenues for 3Q09 of $261,853. The Acquired Companies contributed incremental revenue of $42,913 and $27,362 for 3Q10 and 3Q09, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $3,732 in 3Q10 relative to the U.S. dollar, total revenues would have decreased 12% from $234,491 to $206,740 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 3Q10 were $217,124, a decrease of 3% compared to revenues for 3Q09 of $223,820. The Acquired Companies contributed incremental revenue of $42,913 and $27,362 for 3Q10 and 3Q09, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $726 in 3Q10 relative to the U.S. dollar, North American revenues would have decreased 12% from $196,458 to $173,485. The Company believes that this decrease is primarily due to weaker general economic conditions that affected client demand across all services segments.

Europe
Revenues in Europe for 3Q10 were $27,190, a decrease of 5% compared to revenues for 3Q09 of $28,591. Excluding the positive exchange rate impact of $2,302 in 3Q10 relative to the U.S. dollar, Europe revenues would have decreased 13% from $28,591 to $24,888. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Data Services and Hotline Services.
All Other
Revenues for All Other for 3Q10 were $9,071, a decrease of 4% compared to revenues for 3Q09 of $9,442. Excluding the positive exchange rate impact of $704 in 3Q10 relative to the U.S. dollar, All Other revenues would have decreased 11% from $9,442 to $8,367.
Revenue by Service Type
Data Services
Revenues from Data Services for 3Q10 were $45,342, a decrease of 13% compared to revenues for 3Q09 of $52,238. The Acquired Companies contributed incremental revenue of $13,722 and $12,626 for 3Q10 and 3Q09, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $1,191 in 3Q10 relative to the U.S. dollar for its international Data Services, Data Services revenues would have decreased 23% from $39,612 to $30,429. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services.
Voice Services
Revenues from Voice Services for 3Q10 were $161,031, an increase of 2% compared to revenues for 3Q09 of $158,065. The Acquired Companies contributed incremental revenue of $29,191 and $14,736 for 3Q10 and 3Q09, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 8% from $143,329 to $131,840. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for its commercial clients partially offset by an increase in client demand from its federal government clients. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 3Q10 were $47,012, a decrease of 9% compared to revenues for 3Q09 of $51,550. Excluding the positive exchange rate impact of $2,541 in 3Q10 relative to the U.S. dollar for its international Hotline Services, Hotline Services revenues would have decreased 14% from $51,550 to $44,471. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these products and services.
Gross profit
Gross profit dollars for 3Q10 were $86,829, a decrease of 4% compared to gross profit dollars for 3Q09 of $90,918. Gross profit as a percent of revenues for 3Q10 was 34.3%, a decrease of 0.4% compared to gross profit as a percentage of revenues for 3Q09 of 34.7%. The Company believes the percent decrease was due primarily to the impact of lower margin projects primarily due to continued pricing pressures in its Data Services segment offset in part by product mix in its Hotline Services segment. The dollar decrease is primarily due to the decrease in revenues which is discussed above.
Gross profit dollars for Data Services for 3Q10 were $12,078, or 26.6% of revenues, compared to gross profit dollars for 3Q09 of $15,247, or 29.2% of revenues. Gross profit dollars for Voice Services for 3Q10 were $52,145, or 32.4% of revenues, compared to gross profit dollars for 3Q09 of $51,501, or 32.6% of revenues. Gross profit dollars for Hotline Services for 3Q10 were $22,606, or 48.1% of revenues, compared to gross profit dollars for 3Q09 of $24,170, or 46.9% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 3Q10 were $64,198, a decrease of $1,887 compared to Selling, general & administrative expenses for 3Q09 of $66,085. Selling, general & administrative expenses as a percent of revenue for 3Q10 were 25.3% compared to 25.2% for 3Q09. The decrease in Selling, general & administrative expense dollars over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services.
Intangibles amortization
Intangibles amortization for 3Q10 was $3,108, a decrease of $153 compared to Intangibles amortization for 3Q09 of $3,261. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by addition of intangible assets from acquisitions completed subsequent to the third quarter of Fiscal 2009.

Operating income
As a result of the foregoing, Operating income for 3Q10 was $19,523, or 7.7% of revenues, a decrease of $2,049 compared to Operating income for 3Q09 of $21,572, or 8.2% of revenues.
Interest expense (income), net
Net interest expense for 3Q10 was $1,852, or 0.7% of revenues, compared to net interest expense for 3Q09 of $5,722, or 2.2% of revenues. The Company’s interest-rate swaps contributed a gain of $303 and a loss of $2,436 for 3Q10 and 3Q09, respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased $1,131 from $3,286, or 1.3% of revenues, to $2,155, or 0.8% of revenues. This decrease in net interest expense is due to decreases in the weighted-average interest rate from 3.8% for 3Q09 to 1.2% for 3Q10 and in the weighted-average outstanding debt from $259,060 for 3Q09 to $244,475 for 3Q10.
Provision for income taxes
The tax provision for 3Q10 was $6,612, an effective tax rate of 37.5%. This compares to the tax provision for 3Q09 of $5,647, an effective tax rate of 36.5%. The tax rate for 3Q10 was higher than 3Q09 due to changes in the overall mix of taxable income among worldwide offices and foreign valuation allowances. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 3Q10 was $11,019, or 4.3% of revenues, compared to Net income for 3Q09 of $9,827, or 3.8% of revenues.
Nine months Fiscal 2010 (“3QYTD10”) compared to nine months of Fiscal 2009 (“3QYTD09”):
Total Revenues
Total revenues for 3QYTD10 were $720,510, a decrease of 5% compared to total revenues for 3QYTD09 of $758,216. The Acquired Companies contributed incremental revenue of $119,391 and $44,532 for 3QYTD10 and 3QYTD09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $4,327 in 3QYTD10 relative to the U.S. dollar, total revenues would have decreased 15% from $713,684 to $605,446 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 3QYTD10 were $621,635, a decrease of 2% compared to revenues for 3QYTD09 of $631,623. The Acquired Companies contributed incremental revenue of $119,391 and $44,532 for 3QYTD10 and 3QYTD09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $292 in 3QYTD10 relative to the U.S. dollar, North American revenues would have decreased 14% from $587,091 to $502,536. The Company believes that this decrease is primarily due to weaker general economic conditions that affected client demand across all services segments.
Europe
Revenues in Europe for 3QYTD10 were $75,248, a decrease of 22% compared to revenues for 3QYTD09 of $96,112. Excluding the negative exchange rate impact of $4,753 in 3QYTD10 relative to the U.S. dollar, Europe revenues would have decreased 17% from $96,112 to $80,001. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Data Services and Hotline Services.
All Other
Revenues for All Other for 3QYTD10 were $23,627, a decrease of 22% compared to revenues for 3QYTD09 of $30,481. Excluding the positive exchange rate impact of $718 in 3QYTD10 relative to the U.S. dollar, All Other revenues would have decreased 25% from $30,481 to $22,909.

Revenue by Service Type
Data Services
Revenues from Data Services for 3QYTD10 were $140,680, a decrease of 1% compared to revenues for 3QYTD09 of $141,836. The Acquired Companies contributed incremental revenue of $39,730 and $12,626 for 3QYTD10 and 3QYTD09, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $2,675 in 3QYTD10 relative to the U.S. dollar for its international Data Services, Data Services revenues would have decreased 20% from $129,210 to $103,625. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services.
Voice Services
Revenues from Voice Services for 3QYTD10 were $445,025, a decrease of 2% compared to revenues for 3QYTD09 of $452,372. The Acquired Companies contributed incremental revenue of $79,661 and $31,906 for 3QYTD10 and 3QYTD09, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 13% from $420,466 to $365,364. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for its commercial clients partially offset by an increase in client demand from its federal government clients. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 3QYTD10 were $134,805, a decrease of 18% compared to revenues for 3QYTD09 of $164,008. Excluding the negative exchange rate impact of $1,652 in 3QYTD10 relative to the U.S. dollar for its international Hotline Services, Hotline Services revenues would have decreased 17% from $164,008 to $136,457. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these products and services.
Gross profit
Gross profit dollars for 3QYTD10 were $251,516, a decrease of 8% compared to gross profit dollars for 3QYTD09 of $272,117. Gross profit as a percent of revenues for 3QYTD10 was 34.9%, a decrease of 1.0% compared to gross profit as a percentage of revenues for 3QYTD09 of 35.9%. The Company believes the percent decrease was due primarily to the impact of lower margin projects primarily due to continued pricing pressures in its Data Services segment and product mix in its Hotline Services segment. The dollar decrease is primarily due to the decrease in revenues which is discussed above.
Gross profit dollars for Data Services for 3QYTD10 were $38,167, or 27.1% of revenues, compared to gross profit dollars for 3QYTD09 of $41,413, or 29.2% of revenues. Gross profit dollars for Voice Services for 3QYTD10 were $148,811, or 33.4% of revenues, compared to gross profit dollars for 3QYTD09 of $150,975, or 33.4% of revenues. Gross profit dollars for Hotline Services for 3QYTD10 were $64,538, or 47.9% of revenues, compared to gross profit dollars for 3QYTD09 of $79,729, or 48.6% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 3QYTD10 were $192,596, a decrease of $5,686 compared to Selling, general & administrative expenses for 3QYTD09 of $198,282. Selling, general & administrative expenses as a percent of revenue for 3QYTD10 were 26.7% compared to 26.2% for 3QYTD09. The decrease in Selling, general & administrative expense dollars was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services partially offset by increases in historical stock option review costs of $4,154 (including $3,992 in 2Q10 in connection with an agreement in principle for settlement of the pending shareholder derivative lawsuit and matters related to the Company’s review of its historical stock option practices) and non-cash stock-based compensation expense of $2,785.
Intangibles amortization
Intangibles amortization for 3QYTD10 was $9,303, an increase of $2,316 compared to Intangibles amortization for 3QYTD09 of $6,987. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the third quarter of Fiscal 2009 partially offset by the amortization run-out for certain intangible assets.

Operating income
As a result of the foregoing, Operating income for 3QYTD10 was $49,617, or 6.9% of revenues, a decrease of $17,231 compared to Operating income for 3QYTD09 of $66,848, or 8.8% of revenues.
Interest expense (income), net
Net interest expense for 3QYTD10 was $6,592, or 0.9% of revenues, compared to net interest expense for 3QYTD09 of $8,105, or 1.1% of revenues. The Company’s interest-rate swaps contributed gains of $126 and $441 for 3QYTD10 and 3QYTD09, respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased $1,828 from $8,546, or 1.1% of revenues, to $6,718, or 0.9% of revenues. This decrease in net interest expense is due to a decrease in the weighted-average interest rate from 3.7% for 3QYTD09 to 1.4% for 3QYTD10 partially offset by an increase in the weighted-average outstanding debt from $230,719 for 3QYTD09 to $247,550 for 3QYTD10.
Provision for income taxes
The tax provision for 3QYTD10 was $16,205, an effective tax rate of 37.5%. This compares to the tax provision for 3QYTD09 of $21,241, an effective tax rate of 36.5%. The tax rate for 3QYTD10 was higher than 3QYTD09 due to changes in the overall mix of taxable income among worldwide offices and foreign valuation allowances. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 3QYTD10 was $27,007, or 3.7% of revenues, compared to Net income for 3QYTD09 of $36,959, or 4.9% of revenues.
Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities during 3QYTD10 was $42,133. Significant factors contributing to the source of cash were: net income of $27,007 inclusive of non-cash charges of $15,097 and $5,022 for amortization / depreciation expense and stock compensation expense, respectively, as well as, decreases in net inventory of $3,617 and net trade accounts receivable of $11,568 and an increase in accrued expenses and accrued taxes of $3,069 and $2,814, respectively. Significant factors contributing to a use of cash include decreases in billings in excess of costs and restructuring reserves of $3,704 and $5,178, respectively and an increase in costs in excess of billings of $22,623. The increase in costs in excess of billings is primarily related to billing terms associated with certain government-related contracts. Amounts are expected to be billed and collected over the next two fiscal quarters. Changes in the above accounts are based on average Fiscal 2010 exchange rates.
Net cash provided by operating activities during 3QYTD09 was $51,763. Significant factors contributing to the source of cash were: net income of $36,959 inclusive of non-cash charges of $14,433 and $2,237 for amortization / depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $5,185, net trade accounts receivable of $14,484 and the deferred tax provision of $1,045, and increases in accrued compensation and benefits of $6,190. Significant factors contributing to a use of cash include decreases in trade accounts payable, restructuring reserves, billings in excess of costs and deferred revenue of $4,597, $4,837, $4,125 and $2,075, respectively, and an increase in costs in excess of billings of $3,254. Changes in the above accounts are based on average Fiscal 2009 exchange rates.
As of December 31, 2009 and 2008, the Company had cash and cash equivalents of $29,056 and $22,557, respectively, working capital of $141,378 and $125,633, respectively, and a current ratio of 1.7 and 1.6, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during 3QYTD10 was $19,866. Significant factors contributing to the cash outflow were: $10,687 to acquire Quanta and CBS, $7,738 for holdbacks and contingent fee payments related to prior period acquisitions and $1,573 for gross capital expenditures.

Net cash used by investing activities during 3QYTD09 was $98,481. Significant factors contributing to the cash outflow were: $96,534 to acquire NCT, ACS, MTS and UCI and $1,853 for gross capital expenditures.
Financing Activities
Net cash used by financing activities during 3QYTD10 was $17,565. Significant factors contributing to the cash outflow were $14,408 of net payments on long-term debt and $3,157 for the payment of dividends.
Net cash provided by financing activities during 3QYTD09 was $44,549. Significant factors contributing to the cash inflow were $47,283 of net borrowings on long-term debt and $545 of proceeds from the exercise of stock options. Significant factors contributing to the cash outflow were $3,154 for the payment of dividends.
Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2009, the Company was in compliance with all financial covenants under the Credit Agreement.
As of December 31, 2009, the Company had total debt outstanding of $236,371. Total debt was comprised of $234,210 outstanding under the Credit Agreement, $2,146 of obligations under capital leases and $15 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended December 31, 2009 was $255,725, $244,475 and 1.2%, respectively, compared to $277,735, $259,060 and 3.8%, respectively, for the three (3) months ended December 31, 2008. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine (9) months ended December 31, 2009 was $261,750, $247,550 and 1.4%, respectively, compared to $277,735, $230,719 and 3.7%, respectively, for the nine (9) months ended December 31, 2008.
Dividends
Fiscal 2010
3Q10 - The Company’s Board of Directors (the “Board”) declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,053 and was paid on January 8, 2010 to stockholders of record at the close of business on December 24, 2009.
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
Fiscal 2009
3Q09 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,052 and was paid on January 9, 2009 to stockholders of record at the close of business on December 26, 2008.
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
Since the inception of the repurchase program in April 1999 through December 31, 2009, the Company has repurchased 7,626,195 shares of common stock for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of December 31, 2009, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20 million.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, during prior fiscal periods, and continued to incur additional expenses through December 31, 2009, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Board of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of December 31, 2009, the total amount of such expenses is $12,565, of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $318 and $88 during the three (3) months ended December 31, 2009 and 2008, respectively, and $1,094 and $420 during the nine (9) months ended December 31, 2009 and 2008, respectively. The amount of expenses that the Company could incur in the future with respect to these matters could be material.
Legal Proceedings
See the matters discussed in Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q (this “Form 10-Q”), which information is incorporated herein by reference.
Inflation
The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.

Valuation of Goodwill
The Company conducts its annual goodwill impairment assessment during the third quarter of its fiscal year (September 26, 2009 for Fiscal 2010). The following table reconciles the carrying value of goodwill, as of September 26, 2009, for the Company’s reportable segments as reported in its consolidated financial statements, to the carrying value of goodwill by reporting unit which is used for the annual goodwill impairment assessment:

	North		All
	America	Europe	Other	Total

Goodwill (as reported in financial statements)	$572,277	$72,233	$2,093	$646,603
Adjustment	(30,370)	27,333	3,037	--

Goodwill (for annual impairment assessment) [1]	$541,907	$99,566	$5,130	$646,603

1 Goodwill (for annual impairment assessment) represents the amount of goodwill that is “at risk” by reporting unit for Company’s goodwill impairment analysis.
Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill (“net book value”). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
In the first step of the goodwill impairment assessment, the Company uses an income approach to derive a present value of the reporting unit’s projected future annual cash flows and the present residual value of the reporting unit. The Company uses the income approach because it believes that the discounted future cash flows provide greater detail and opportunity to reflect facts, circumstances and economic conditions for each reporting unit. In addition, the Company believes that this valuation approach is a proven valuation technique and methodology for its industry and is widely accepted by investors. The Company uses a variety of underlying assumptions to estimate these future cash flows, which vary for each of the reporting units and include (i) future revenue growth rates, (ii) future operating profitability, (iii) the weighted-average cost of capital and (iv) a terminal growth rate. If the Company’s estimates and assumptions used in the discounted future cash flows should change at some future date, the Company could incur an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.
In addition to estimating fair value of the Company’s reporting units using the income approach, the Company also estimates fair value using a market-based approach which relies on values based on market multiples derived from comparable public companies. The Company uses the estimated fair value of the reporting units under the market approach to validate the estimated fair value of the reporting units under the income approach.
The results of the Company’s annual goodwill impairment assessment conducted during the third quarter of Fiscal 2010 indicate that goodwill is not impaired in any of the Company’s reporting units. The following table summarizes the estimated fair value of the reporting unit, the net book value of the reporting unit and the surplus of the estimated fair value of the reporting unit over the net book value of the reporting unit as of September 26, 2009:

	North		All
	America	Europe	Other	Total

Estimated fair value of the reporting unit	$588,992	$129,949	$33,606	$752,547
Net book value of the reporting unit	541,949	121,920	14,866	678,735

Surplus	$47,043	$8,029	$18,740	$73,812

To illustrate the sensitivity of the discounted future cash flows, an instantaneous 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would be material to the estimated fair value of the reporting unit, would produce a decrease in the fair value of the reporting units by $87,345, $11,325 and $2,603 for North America, Europe and All Other, respectively.
Since March 31, 2009, the Company’s stock market capitalization has been lower than its net book value. Each of the Company’s reporting units continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2011 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.

Future events that could result in an interim assessment of goodwill impairment and/or an impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company’s overall business, (iii) significant negative industry or economic trends, (iv) a further decline in market capitalization below book value and (v) a modification to the Company’s reporting segments. Management is currently considering alternative reporting segments for the purpose of making operational decisions and assessing financial performance. This contemplated change in reporting segments would affect the reporting units currently being used in the Company’s annual goodwill impairment analysis. Any such change could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.
Critical Accounting Policies/ Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. There have been no changes to the Company’s critical accounting policies during the three (3) months ended December 31, 2009.
Impact of Recently Issued Accounting Pronouncements
See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of recently-issued accounting standards and the related impact on the Company’s consolidated financial statements.
Cautionary Forward Looking Statements
When included in this Form 10-Q or in documents incorporated herein by reference, the words “should,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “targets,” “plans” and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, the final outcome of the review of the Company’s stock option granting practices, including the related shareholder derivative lawsuit, tax matters and insurance/indemnification matters, and the impact of any actions that may be required or taken as a result of such review, shareholder derivative lawsuit, tax matters or insurance/indemnification matters, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs, successful marketing of DVH services, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. Additional risk factors are included in the Form 10-K and in this Form 10-Q. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of December 31, 2009, the Company had total long-term obligations of $234,210 under the Credit Agreement. Of the outstanding debt, $150,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $84,210 was in variable rate obligations. As of December 31, 2009, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $208 ($130 net of tax) assuming the Company employed no intervention strategies.
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
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 (which reduced to $50,000 as of June 26, 2009) and does not qualify for hedge accounting. On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate, has a notional value of $100,000 reducing to $50,000 after two years and does not qualify for hedge accounting. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Income.
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
As of December 31, 2009, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.11 to 1.18 Australian dollar, 1.08 to 1.21 Canadian dollar, 4.98 to 5.24 Danish krone, 0.67 to 0.78 Euro, 13.79 to 13.79 Mexican peso, 5.69 to 6.62 Norwegian kroner, 0.59 to 0.68 British pound sterling, 6.97 to 7.49 Swedish krona, 1.01 to 1.08 Swiss franc and 90.13 to 90.13 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $69,847 and will expire within eleven (11) months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisition of Quanta and CBS during Fiscal 2010 and Scottel during Fiscal 2009. Quanta, CBS and Scottel represent approximately 0.8%, 0.6% and 4%, respectively, of the Company’s total assets as of December 31, 2009. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009 excludes an assessment of the internal control over financial reporting of Quanta, CBS and Scottel.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as noted below, there have been no material developments in legal proceedings during the three (3) months ended December 31, 2009. See Part I, Item 3, “Legal Proceedings” of the Form 10-K for more information regarding legal proceedings as of March 31, 2009.
Regulatory Matters
As previously disclosed, on November 13, 2006, the Company received a letter of informal inquiry from the staff of the SEC’s Division of Enforcement (the “Staff”) relating to the Company’s stock option practices from January 1, 1997 to present. On May 24, 2007, the SEC issued a formal order of investigation in connection with this matter, and, on May 29, 2007, the Company received a document subpoena from the SEC acting pursuant to such order. On January 26, 2009, the Company received a “Wells Notice” from the SEC. During the third quarter of Fiscal 2010, without admitting or denying the allegations in a complaint filed by the SEC in the United States District Court for the Western District of Pennsylvania (the “District Court”) relating to the Company’s stock option practices, the Company consented to the entry of a judgment permanently enjoining the Company from violating, in the future, the federal securities laws that require reporting companies to make periodic filings with the SEC, to make and keep accurate books and records and to devise and maintain an adequate system of internal accounting controls, and the District Court entered a final judgment dated December 8, 2009 incorporating the consented-to judgment. The final judgment did not require the Company to pay a civil penalty or other money damages.
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through March 1, 2010 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States.
Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the District Court. The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated and/or benefited from grants of stock options in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended, produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints sought damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits were consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531 JFC, and plaintiffs filed an amended consolidated stockholder derivative complaint on August 31, 2007. During the second quarter of Fiscal 2010, the Company recorded expense of $3,992 in connection with an agreement in principle for settlement of this action and related matters arising out of the Company’s review of its historical stock option practices. During the third quarter of Fiscal 2010, certain of the parties to this action and certain insurers entered into a Memorandum of Understanding regarding this settlement. On January 22, 2010, the parties to this action and certain insurers executed a Stipulation of Compromise and Settlement (the “Stipulation”) and the parties to the action executed a Joint Motion for Preliminary and Final Approval of Proposed Settlement (the “Joint Motion”), and such documents were filed with the District Court. On January 27, 2010, the District Court entered an order preliminarily approving the proposed settlement and setting forth a process and scheduling a hearing for consideration of final approval of the proposed settlement (the “Preliminary Order”). Pursuant to the Preliminary Order, on February 1, 2010, the Company filed with the SEC a Current Report on Form 8-K regarding the proposed settlement and filed, as exhibits to such Form 8-K, the Joint Motion, the Stipulation, the Preliminary Order, a Notice of Proposed Settlement of Derivative Action and of Settlement Hearing (the “Notice”) and a proposed Order of Dismissal and Judgment. Also on February 1, 2010, the Company issued a press release including the Notice. The proposed settlement remains subject to final approval of the District Court. The Company may incur additional costs or expenses in relation to this matter that could be material.

Item 1A. Risk Factors.
The following is provided to update the following risk factor previously disclosed in Part I, Item 1A, Risk Factors of the Form 10-K.
We are dependent upon certain key supply chain and distribution agreements. We have significant arrangements with a small number of suppliers of voice technology. If we experience disruptions in our supply chain with these manufacturers for any reason or lose our distribution rights, we may not be able to fulfill customer commitments with an acceptable alternative or we may not be able to obtain alternative solutions at similar costs. On January 14, 2009, Nortel Networks Corporation (“Nortel”) had announced that Nortel and certain other subsidiaries of Nortel were seeking relief from their creditors in proceedings commenced in Canada, the United States and other jurisdictions (the “Nortel Bankruptcy”). Nortel further had announced that certain of its affiliates, including the Nortel Government Solutions business, would continue to operate in the ordinary course and were not included in those proceedings. On July 20, 2009, Nortel had announced that it had entered into a “stalking horse” asset and share sale agreement with Avaya, Inc. (“Avaya”) for its Enterprise Solutions business for a purchase price of US$475 million, which included a bidding process where other qualified bidders could submit higher or otherwise better offers for a specified period of time. This agreement included the planned sale of substantially all of the assets of the Enterprise Solutions business globally as well as the shares of Nortel Government Solutions Incorporated and DiamondWare, Ltd. (the “Nortel Enterprise Solutions Business”). On September 14, 2009, Nortel announced that it had chosen Avaya as the successful bidder for its enterprise solutions business for a purchase price of US$900 million. As previously disclosed, the Company’s prior distribution agreement with Avaya had terminated on September 8, 2007. On November 20, 2009, however, the Company announced that it was awarded a new distribution agreement with Avaya which enables it to design, install and maintain Avaya’s state-of-the-art business communications systems. On December 18, 2009, Avaya announced that it had completed the acquisition of the Nortel Enterprise Solutions Business. There can be no assurance that the sale of the Nortel Enterprise Solutions Business to Avaya will not impact the Company’s business with the Nortel Enterprise Solutions Business. As a result, the Company cannot determine whether these events will have a material adverse effect on the Company in the future.
The information set forth under the captions “Litigation Matters” and “Expenses Incurred by the Company” in Note 16: Commitments and Contingencies of the Notes to the Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference in order to update the information previously disclosed in the risk factor entitled “We have significant matters resulting from our stock option investigation and related matters” included in Part I, Item 1A, Risk Factors of the Form 10-K.
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

(1)	Filed as Exhibit 21.1 to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 5, 2009 and incorporated herein by reference.

(2)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK BOX CORPORATION
Dated: February 4, 2010
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

(1)	Filed as Exhibit 21.1 to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 5, 2009 and incorporated herein by reference.

(2)	Filed herewith.