Form 10-K
period 2010-03-31
BLACK BOX CORP
filed 2010-05-28
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 25, 2009 (based on closing price of such stock as reported by NASDAQ on such date) was $445,777,161. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of May 21, 2010, there were 17,549,305 shares of common stock, par value $.001 (the “common stock”), outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2010 Annual Meeting of Stockholders (the “Proxy Statement”) – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2010
INDEX

PART I
Item 1. Business.
Overview. Black Box Corporation (“Black Box,” “we,” the “Company” or “our”) is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of March 31, 2010, the Company had more than 3,000 professional technical experts in 194 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Black Box differentiates itself from its competitors by providing exceptional levels of superior technical services for communication solutions, its capability to provide these services globally and its private-labeled BLACK BOX® brand network infrastructure products which feature some of the most comprehensive warranties in the industry.
As a leading and highest quality network infrastructure services company 100% dedicated to this market, Black Box is in a unique position to capitalize on its service advantages, current leadership position, diverse and loyal client base and strong financial performance.
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
Expert Technical Support Deployed Three Ways.
Locally at Client Sites. Black Box provides complete voice, data and integrated solutions – including design, installation, remote monitoring and routine and emergency maintenance – with consistent high quality and uniformity. The Company maintains certifications from leading voice and data product manufacturers, including Avaya®, AVST®, Cisco®, CommScope®, Microsoft®, Mitel®, Nortel®, NEC®, ShoreTel®, Siemens® and Vertical®, among others. In addition, the Company maintains one of the industry’s largest staffs of Registered Communications Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA and National Electric Code® standards.
24/7/365 Technical Support. Black Box provides around-the-clock, seven days per week technical support, available to clients in 141 countries worldwide. In Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company’s technical experts responded to 0.9 million, 1.1 million and 1.3 million, respectively, client calls. Black Box specialists receive continuous training to stay up-to-date on the latest technologies.

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
Worldwide Coverage. With 194 offices serving 141 countries, as of March 31, 2010, Black Box has a worldwide footprint in the industry, serving every major industry sector. This worldwide coverage and 34 years of experience makes one-source project management a reality for Black Box clients. Black Box ensures that clients with these needs receive consistent high-quality design, workmanship and technology from a single service provider. The Company is exposed to certain risks because of its global operations discussed under the caption “We are subject to the risks of international operations” in Part I, Item 1A, “Risk Factors,” which is incorporated herein by reference.
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
ISO 9001 Certified. Black Box has received ISO 9001:2000 certification in Chile, Germany, Japan, Mexico, Puerto Rico, Singapore and ISO 9001:2008 certification in Australia, Brazil, Canada, France, Ireland, Italy, the Netherlands, Spain, the United Kingdom and the United States. Rigorous quality control processes must be documented and practiced to earn and maintain ISO 9001 certification.
Proprietary Client List. Over the course of its 34 year history, the Company has built a proprietary mailing list of approximately 1.6 million names representing over 1.6 million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted marketing programs reach their specified audiences. The Company believes that its proprietary client list is a valuable asset that represents a significant competitive advantage. The Company does not rent its client list.
Rapid Order Fulfillment. Black Box has developed efficient inventory management and order fulfillment systems that allow most standard products to be shipped that same day. Requests for same day counter-to-counter delivery and special labeling, kitting and packaging are also available from Black Box.
Growth Strategy. The principal components of Black Box’s growth strategy include: (i) cross-selling marketing activities capitalizing on its one-source solution of DVH® (Data, Voice and Hotline) Services, (ii) expanded product offerings and (iii) expanded global technical support services primarily through mergers and acquisitions. The Company has completed the following transactions during Fiscal 2010, Fiscal 2009 and Fiscal 2008:
Fiscal 2010:
During the third quarter of Fiscal 2010, the Company acquired Quanta Systems, LLC (“Quanta”), a privately-held company headquartered in Gaithersburg, MD. Quanta has an active customer base which includes various United States Department of Defense and government agency accounts.
Also during the third quarter of Fiscal 2010, the Company acquired CBS Technologies Corp. (“CBS”), a privately-held company headquartered in Islandia, NY. CBS has an active customer base which includes commercial, education and various government agency accounts.
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
Also during the third quarter of Fiscal 2009, the Company acquired ACS Communications, Inc. (“ACS”), a privately-held company based out of Austin, TX. ACS has an active customer base which includes commercial, education and various government agency accounts.
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
These acquired companies, which are focused on servicing the North America Voice Services and North America Data Services market, have influenced the composition of the Company’s service types as profiled below:

	Percent of Consolidated Revenues
Service Type	FY10	FY09	FY08	FY07	FY06

Data Services	19%	19%	19%	18%	27%

Voice Services	62%	60%	58%	60%	43%

Hotline Services	19%	21%	23%	22%	30%

Black Box Total	100%	100%	100%	100%	100%

Clients. Black Box clients range from small organizations to many of the world’s largest corporations and institutions. Black Box clients participate in many diverse industries, including government, technology, retail, manufacturing, business services, banking, healthcare, distributors, education, real estate development and utilities, among others. Revenues from the Company’s clients are segmented as approximately 60% from large companies (i.e., revenues greater than $1 billion, including federal governments), approximately 15% from medium-sized companies (i.e., revenues between $50 million and $1 billion, including state governments) and approximately 25% from small companies (i.e., revenues less than $50 million, including local governments).
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
During Fiscal 2010, the 2008 Black Box® Catalog won a Gold award at the 26th Annual Conference for Catalog and Multichannel Merchants (ACCM). This marks the 14th consecutive year that the Company has won top honors in the Computer and High-Tech Equipment category. The 620-page catalog showcases the Company’s vast line of 118,000 communications, networking and infrastructure products.

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
Backlog. Backlog represents expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days of quarter end. The worldwide backlog was $203 million, $194 million and $159 million at March 31, 2010, 2009 and 2008, respectively.
Team Members. As of March 31, 2010, the Company had 4,348 team members worldwide compared to 4,542 and 4,313 as of March 31, 2009 and 2008, respectively. Of the 4,348 current team members, 461 are subject to collective bargaining agreements. The Company believes that its relationship with its team members is good.
Financial Information. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (this “Form 10-K”) and is incorporated herein by reference.
International Revenues. Revenues from countries outside North America were $132 million, or 14% of total revenues, for Fiscal 2010 compared to $161 million, or 16% of total revenues, and $179 million, or 18% of total revenues, for Fiscal 2009 and Fiscal 2008, respectively.
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

Item 1A. Risk Factors.
The following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. You should carefully consider these factors, as well as the other information contained in this document, when evaluating your investment in our securities. The below list of important factors is not all-inclusive.
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
We have a significant amount of goodwill that could be subject to impairment. As a result of our acquisition program, we have accumulated goodwill. We conduct an impairment assessment of the carrying value of our goodwill at least annually. No impairment of goodwill has been identified during any of the periods presented. We will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted. Further deterioration in the market or actual results as compared with our projections may require us to conduct an interim assessment of our goodwill and could ultimately result in a future impairment. In the event that we determine that our goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations. The information set forth under the caption “Goodwill” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K is incorporated herein by reference in order to supplement this information.
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
Item 3. Legal Proceedings.
Regulatory Matters
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through June 1, 2010 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States. During Fiscal 2010, the Company recorded expense of $2,850 in connection with this investigation. The Company continues to work with the GSA in relation to this matter. At the conclusion of this matter, the Company could be subject to damages, fines, penalties or other costs, either through settlement or judgment, which could be material.

Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania (the “District Court”). The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated and/or benefited from grants of stock options in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Internal Revenue Code of 1986, as amended (the “Code”), produced and disseminated false financial statements and SEC filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints sought damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits were consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531 JFC, and plaintiffs filed an amended consolidated stockholder derivative complaint on August 31, 2007. During the second quarter of Fiscal 2010, the Company recorded expense of $3,992 in connection with an agreement in principle for settlement of this action and related matters arising out of the Company’s review of its historical stock option practices. During the third quarter of Fiscal 2010, certain of the parties to this action and certain insurers entered into a Memorandum of Understanding regarding this settlement. On January 22, 2010, the parties to this action and certain insurers executed a Stipulation of Compromise and Settlement (the “Stipulation”) and the parties to the action executed a Joint Motion for Preliminary and Final Approval of Proposed Settlement (the “Joint Motion”), and such documents were filed with the District Court. On January 27, 2010, the District Court entered an order preliminarily approving the proposed settlement and setting forth a process and scheduling a hearing for consideration of final approval of the proposed settlement (the “Preliminary Order”). Pursuant to the Preliminary Order, on February 1, 2010, the Company filed with the SEC a Current Report on Form 8-K regarding the proposed settlement and filed, as exhibits to such Form 8-K, the Joint Motion, the Stipulation, the Preliminary Order, a Notice of Proposed Settlement of Derivative Action and of Settlement Hearing (the “Notice”) and a proposed Order of Dismissal and Judgment. Also on February 1, 2010, the Company issued a press release including the Notice. On March 19, 2010, the District Court approved the settlement and executed an Order of Dismissal and Judgment. On April 20, 2010, no party having appealed the District Court’s Order of Dismissal and Judgment, the matter concluded. Thereafter, the Company received and paid the amounts due to and from it in accordance with the Stipulation.
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
Item 4. [Removed and Reserved].
Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company

R. Terry Blakemore	53	President and Chief Executive Officer

Michael McAndrew	50	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Francis W. Wertheimber	57	Senior Vice President – Pacific Rim/Far East

The following is a biographical summary of the experience of the executive officers of the Company:
R. TERRY BLAKEMORE, 53, was named President and Chief Executive Officer and was selected as a member of the Board on October 13, 2007. He was elected as a director by our stockholders on August 12, 2008. He had served in the capacity of Interim President and Chief Executive Officer of the Company from May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Services business unit. Mr. Blakemore has been with the Company for 11 years.
MICHAEL MCANDREW, 50, was promoted to Executive Vice President on May 11, 2010. He had previously been promoted to the position of Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis prior to December 13, 2002. Mr. McAndrew has been with the Company for 20 years.

FRANCIS W. WERTHEIMBER, 57, was promoted to Senior Vice President – Pacific Rim/Far East in May 2004. He was promoted to Vice President – Pacific Rim/Far East on May 9, 1997. He was Managing Director of Black Box Japan prior to May 9, 1997. Mr. Wertheimber has been with Black Box for 17 years.
Directors of the Registrant
The following sets forth certain information concerning the members of the Board:
WILLIAM F. ANDREWS, 78, was elected as a director on May 18, 1992. Mr. Andrews currently is Chairman of the Executive Committee of Corrections Corporation of America (private prisons), Chairman of Katy Industries, Inc. (diversified manufacturing company) and Chairman of SVP Holdings Limited (Singer sewing machines). He has been a principal with Kohlberg & Co., a private investment company, since 1995. He is also a director of Corrections Corporation, Katy Industries, O’Charley’s, Inc. and Trex Company, Inc., all publicly-held companies.
R. TERRY BLAKEMORE, 53, was named President and Chief Executive Officer and was selected as a member of the Board on October 13, 2007. He was elected as a director by our stockholders on August 12, 2008. He had served in the capacity of Interim President and Chief Executive Officer of the Company from May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Services business unit. Mr. Blakemore has been with the Company for 11 years.
RICHARD L. CROUCH, 63, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm in 2004.
THOMAS W. GOLONSKI, 67, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. He is a director of several educational and health care organizations and active in other charitable organizations.
THOMAS G. GREIG, 62, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc., a number of privately-held companies and a public, not-for-profit foundation.
WILLIAM H. HERNANDEZ, 62, was elected as a director of the Company on December 3, 2009. Mr. Hernandez was the Senior Vice President, Finance and Chief Financial Officer of PPG Industries, Inc. (“PPG”) from 1995 until October 15, 2009. Prior to assuming those duties in 1995, Mr. Hernandez served as PPG’s Controller from 1990 to 1994 and as Vice President and Controller from 1994. From 1974 until 1990, Mr. Hernandez held a number of positions at Borg-Warner Corporation. Mr. Hernandez is a Certified Management Accountant. Mr. Hernandez is also a director of publicly-held Eastman Kodak Company and USG Corporation.
EDWARD A. NICHOLSON, PH.D., 70, was elected as a director on August 10, 2004. Dr. Nicholson served as President of Robert Morris University from 1989 to 2005 and is presently a Professor of Management at Robert Morris. He has served a number of businesses and government agencies as a consultant in the areas of long-range planning, organization design and labor relations. He is also a director of Brentwood Bank and several regional economic, charitable and cultural organizations.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Information:
The common stock is traded on NASDAQ under the symbol “BBOX” and has been assigned to the NASDAQ Global Select tier. As of March 31, 2010, 25,174,500 shares of the common stock were issued, of which 7,626,195 shares were held in treasury.
The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low

Fiscal 2010
1st Quarter	$37.67	$23.18
2nd Quarter	34.53	24.03
3rd Quarter	30.07	24.25
4th Quarter	33.31	25.80

Fiscal 2009
1st Quarter	$32.67	$27.62
2nd Quarter	39.53	26.63
3rd Quarter	36.36	19.75
4th Quarter	28.37	16.24

On May 21, 2010, the last reported sale price of the common stock was $29.44 per share.
Dividend Policy:
Cash dividends of $0.06 per share of common stock were declared during each quarter during Fiscal 2010 and Fiscal 2009. Dividends declared during Fiscal 2010 were paid on July 10, 2009, October 9, 2009, January 8, 2010 and April 13, 2010. Dividends declared during Fiscal 2009 were paid on July 14, 2008, October 14, 2008, January 9, 2009 and April 15, 2009. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.
Under the Company’s Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”), the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.
Stockholders:
As of March 31, 2010, there were 1,357 holders of record of the common stock.
Equity Plan Compensation Information:
See the information set forth under the caption “Equity Plan Compensation Information” in the Proxy Statement which is incorporated by reference into Item 12 of Part III of this Form 10-K.
Issuance of Unregistered Securities:
There were no issuances of unregistered securities during the three month period ended March 31, 2010.

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

	Fiscal
	2010	2009	2008	2007	2006

Statements of Income
Revenues
Hotline products	$180,296	$209,793	$235,314	$222,903	$213,946
On-Site services	781,097	789,755	781,428	793,407	507,389

Total	961,393	999,548	1,016,742	1,016,310	721,335

Cost of sales
Hotline products	93,636	108,561	122,011	113,780	108,220
On-Site services	532,376	533,807	528,111	528,541	330,765

Total	626,012	642,368	650,122	642,321	438,985

Gross profit	335,381	357,180	366,620	373,989	282,350

Selling, general & administrative expenses	257,136	266,387	275,309	290,355	222,201
Intangibles amortization	15,202	10,790	6,679	10,285	4,999

Operating income	63,043	80,003	84,632	73,349	55,150

Interest expense (income), net	8,882	10,279	21,298	18,407	9,123
Other expenses (income), net	(166)	561	(197)	42	36

Income before provision for income taxes	54,327	69,163	63,531	54,900	45,991

Provision for income taxes	19,824	23,854	24,298	19,291	15,221

Net income	$34,503	$45,309	$39,233	$35,609	$30,770

Basic earnings per share	$1.97	$2.59	$2.23	$2.03	$1.79

Diluted earnings per share	$1.97	$2.59	$2.22	$2.00	$1.75

Dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.24

Balance Sheet Data (at end of period):
Working capital (1)	$126,585	$130,209	$134,031	$117,059	$99,669
Total assets	1,125,364	1,136,488	1,073,851	1,090,091	815,412
Long-term debt	210,873	249,260	195,904	238,194	122,673
Total debt	211,834	250,657	197,293	238,880	123,722
Stockholders’ equity	689,994	647,299	640,274	599,696	552,991

(1) Working capital is computed as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the fiscal years ended March 31, 2010, 2009 and 2008 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
The Company
Black Box is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions; the Company also offers premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 Hotline products that it sells through its catalog and Internet Web site and its On-Site services offices. As of March 31, 2010, the Company had more than 3,000 professional technical experts in 194 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
With respect to Voice Services, the Company’s revenues are primarily generated from the sale and/or installation of new voice communication systems, the maintenance of voice communication systems and moves, adds and changes (“MAC work”) as customers’ employees change locations or as customers move or remodel their physical space. The Company’s diverse portfolio of product offerings allows it to service the needs of its customers which it believes is a unique competitive advantage. With respect to the sale of new voice communication systems, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to replace projects that are completed. New voice communication system orders often generate a maintenance agreement to maintain the voice communication system which generally ranges from 1-3 years for commercial clients and 3-5 years for government clients. Sales of new voice communication systems and, to a lesser extent, MAC work, is dependent upon general economic growth and the Company’s customers’ capital spending. On the other hand, revenues from maintenance contracts generally are not dependent on the economy as customers seek to extend the life of their existing equipment and delay capital spending on new voice communication systems. The Company also has government contracts which generate significant revenues and are not as dependent on the overall economic environment as commercial customers. Maintenance and MAC work revenues also are dependent upon the Company’s history and relationship with its customers and its long track record of providing high-quality service.
Similarly, the Company’s revenues for Data Services are generated from the installation or upgrade of data networks and MAC work. The installation of new data networks is largely dependent upon commercial employment and building occupancy rates. Installed data networks, however, may need to be upgraded in order to provide for larger, faster networks to accommodate the growing use of network technology. Additionally, Data Services projects can include MAC work, similar to Voice Services projects, which is dependent on economic factors that are the same as those factors discussed above in relation to the Voice Services business.
There is and has been a trend toward convergence of voice and data networks. Since the Company has technical expertise in both of these areas, the Company believes that this is a competitive advantage. Both the Voice Services and Data Services businesses generate backlog. At March 31, 2010, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $203,000.
The Company generates Hotline Services revenues from the sale of more than 118,000 products through its catalog, Internet Web site and the Company’s On-Site services offices. The sale of these products is a highly fragmented and competitive business. The Company has been in this business for over 30 years and has developed a reputation for providing high quality products, free 24/7/365 technical support, comprehensive warranties and rapid order fulfillment. With an average order size of less than $1, the Company’s Hotline Services is less impacted by capital spending and more so on general IT spending. The Company’s Hotline Services business provides additional distribution and support capabilities along with access to Black Box branded products to both the Data Services and Voice Services businesses which provides cost benefits.
The Company services a variety of customers within most major industries, with the highest concentration in government, business services, technology, retail, healthcare and manufacturing. Factors that impact those verticals, therefore, could have an impact on the Company. While the Company generates most of its revenues in North America, the Company also generates revenues from around the world, primarily Europe, so that factors that impact the European market could impact the Company.
Management strives to develop extensive and long-term relationships with high-quality customers as management believes that satisfied customers will demand quality services and product offerings even in economic downturns.

Management is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2007 through March 31, 2010 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services and North America Data Services for the periods under review. Fiscal 2010 acquisitions include (i) Quanta Systems, LLC (“Quanta”) and (ii) CBS Technologies Corp. (“CBS”). Fiscal 2009 acquisitions include (i) UCI Communications LLC (“UCI”), (ii) Mutual Telecom Services Inc. (“MTS”), (iii) ACS Communications, Inc. (“ACS”), (iv) Network Communications Technologies, Inc. (“NCT”) and (v) Scottel Voice & Data, Inc. (“Scottel”). Fiscal 2008 acquisitions include (i) B & C Telephone, Inc. (“B&C”) and (ii) BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region (“AT&T’s southeast NEC TDM business”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” References to the Acquired Companies within our comparison of Fiscal 2010 and Fiscal 2009 are intended to describe the Acquired Companies from April 1, 2008 through March 31, 2010. References to the Acquired Companies within our comparison of Fiscal 2009 and Fiscal 2008 are intended to describe the Acquired Companies from April 1, 2007 through March 31, 2009. The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the past, current and an estimate of these future expenses based on information available to the Company as of March 31, 2010.

	Fiscal
	2008	2009	2010	2011	2012	Thereafter

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$2,178	$1,888	$476	$--	$--	$--

Intangibles amortization
Amortization of intangible assets on acquisitions	6,501	10,671	15,150	11,758	10,974	73,405

Total	$8,679	$12,559	$15,626	$11,758	$10,974	$73,405

The following table is included to provide a schedule of an estimate of these expenses for Fiscal 2011 (by quarter) based on information available to the Company through March 31, 2010.

	1Q11	2Q11	3Q11	4Q11	FY11

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$--	$--	$--	$--	$--

Intangibles amortization
Amortization of intangible assets on acquisitions	3,091	3,051	2,808	2,808	11,758

Total	$3,091	$3,051	$2,808	$2,808	$11,758

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Fiscal
	2010		2009		2008
		% of		% of		% of
		total		total		total
	$	revenue	$	revenue	$	revenue

Revenues
North America	$829,233	86.3%	$838,871	83.9%	$837,402	82.3%
Europe	99,502	10.3%	121,839	12.2%	138,927	13.7%
All Other	32,658	3.4%	38,838	3.9%	40,413	4.0%

Total	$961,393	100%	$999,548	100%	$1,016,742	100%

Operating income
North America	$47,623		$61,651		$57,964
% of North America revenues	5.7%		7.3%		6.9%

Europe	$10,148		$12,548		$19,278
% of Europe revenues	10.2%		10.3%		13.9%

All Other	$5,272		$5,804		$7,390
% of All Other revenues	16.1%		14.9%		18.3%

Total	$63,043	6.6%	$80,003	8.0%	$84,632	8.3%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Fiscal
	2010		2009		2008
		% of		% of		% of
		total		total		total
	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$187,535	19.5%	$191,436	19.2%	$194,454	19.1%
Voice Services	593,562	61.7%	598,319	59.8%	586,974	57.7%
Hotline Services	180,296	18.8%	209,793	21.0%	235,314	23.2%

Total	$961,393	100%	$999,548	100%	$1,016,742	100%

Gross profit
Data Services	$51,048		$55,407		$57,747
% of Data Services revenues	27.2%		28.9%		29.7%

Voice Services	$197,673		$200,541		$195,570
% of Voice Services revenues	33.3%		33.5%		33.3%

Hotline Services	$86,660		$101,232		$113,303
% of Hotline Services revenues	48.1%		48.3%		48.1%

Total	$335,381	34.9%	$357,180	35.7%	$366,620	36.1%

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
Fiscal 2010 Compared To Fiscal 2009
Total Revenues
Total revenues for Fiscal 2010 were $961,393, a decrease of 4% compared to total revenues for Fiscal 2009 of $999,548. The Acquired Companies contributed incremental revenue of $161,707 and $75,862 for Fiscal 2010 and Fiscal 2009, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $930 in Fiscal 2010 relative to the U.S. dollar, total revenues would have decreased 13% to $800,616 for Fiscal 2010 from $923,686 for Fiscal 2009 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for Fiscal 2010 were $829,233, a decrease of 1% compared to total revenues for Fiscal 2009 of $838,871. The Acquired Companies contributed incremental revenue of $161,707 and $75,862 for Fiscal 2010 and Fiscal 2009, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $635 in Fiscal 2010 relative to the U.S. dollar, North American revenues would have decreased 13% to $666,891 for Fiscal 2010 from $763,009 for Fiscal 2009. The Company believes that this decrease is primarily due to weaker general economic conditions that affected client demand across all services segments partially offset by an increase in client demand from its federal government clients.

Europe
Revenues in Europe for Fiscal 2010 were $99,502, a decrease of 18% compared to revenues for Fiscal 2009 of $121,839. Excluding the negative exchange rate impact of $2,863 in Fiscal 2010 relative to the U.S. dollar, Europe revenues would have decreased 16% to $102,365 for Fiscal 2010 from $121,839 for Fiscal 2009. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Data Services and Hotline Services.
All Other
Revenues for All Other for Fiscal 2010 were $32,658, a decrease of 16% compared to revenues for Fiscal 2009 of $38,838. Excluding the positive exchange rate impact of $1,298 in Fiscal 2010 relative to the U.S. dollar, All Other revenues would have decreased 19% to $31,360 for Fiscal 2010 from $38,838 for Fiscal 2009.
Revenue by Service Type
Data Services
Revenues from Data Services for Fiscal 2010 were $187,535, a decrease of 2% compared to revenues for Fiscal 2009 of $191,436. The Acquired Companies contributed incremental revenue of $55,474 and $27,603 for Fiscal 2010 and Fiscal 2009, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,216 in Fiscal 2010 relative to the U.S. dollar for its international Data Services, Data Service revenues would have decreased 19% to $133,277 for Fiscal 2010 from $163,833 for Fiscal 2009. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services.
Voice Services
Revenues from Voice Services for Fiscal 2010 were $593,562, a decrease of 1% compared to revenues for Fiscal 2009 of $598,319. The Acquired Companies contributed incremental revenue of $106,233 and $48,259 for Fiscal 2010 and Fiscal 2009, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 11% to $487,329 for Fiscal 2010 from $550,060 for Fiscal 2009. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for its commercial clients partially offset by an increase in client demand from its federal government clients. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for Fiscal 2010 were $180,296, a decrease of 14% compared to revenues for Fiscal 2010 of $209,793. Excluding the positive exchange rate impact of $286 in Fiscal 2010 relative to the U.S. dollar for its international Hotline Services, Hotline Service revenues would have decreased 14% to $180,010 for Fiscal 2010 from $209,793 for Fiscal 2010. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these products and services.
Gross profit
Gross profit dollars for Fiscal 2010 were $335,381, a decrease of 6% compared to gross profit dollars for Fiscal 2009 of $357,180. Gross profit as a percent of revenues for Fiscal 2010 was 34.9%, a decrease of 0.8% compared to gross profit as a percentage of revenues for Fiscal 2009 of 35.7%. The Company believes the percent decrease was due primarily to the impact of lower margin projects and continued pricing pressures in its Data Services segment and product mix in its Hotline Services segment. The dollar decrease is primarily due to the decrease in revenues which is discussed above.
Gross profit dollars for Data Services for Fiscal 2010 were $51,048, or 27.2% of revenues, compared to gross profit dollars for Fiscal 2009 of $55,407, or 28.9% of revenues. Gross profit dollars for Voice Services for Fiscal 2010 were $197,673, or 33.3% of revenues, compared to gross profit dollars for Fiscal 2009 of $200,541, or 33.5% of revenues. Gross profit dollars for Hotline Services for Fiscal 2010 were $86,660, or 48.1% of revenues, compared to gross profit dollars for Fiscal 2009 of $101,232, or 48.3% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2010 were $257,136, a decrease of $9,251 compared to Selling, general & administrative expenses for Fiscal 2009 of $266,387. Selling, general & administrative expenses as a percent of revenue were 26.7% for Fiscal 2010 and Fiscal 2009. The decrease in Selling, general & administrative expense dollars over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services partially offset by increases in historical stock option review costs of $3,470 (including $3,992 in connection with the settlement of a shareholder derivative lawsuit and matters related to the Company’s review of its historical stock option practices), $2,850 in connection with the previously-disclosed matter with the GSA and non-cash stock-based compensation expense of $3,733.

Intangibles amortization
Intangibles amortization for Fiscal 2010 was $15,202, an increase of $4,412 compared to Intangible amortization for Fiscal 2009 of $10,790. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the third quarter of Fiscal 2009 partially offset by the amortization run-out for certain intangible assets.
Operating income
As a result of the foregoing, Operating income for Fiscal 2010 was $63,043, or 6.6% of revenues, a decrease of $16,960 compared to Operating income for Fiscal 2009 of $80,003, or 8.0% of revenues.
Interest expense (income), net
Net interest expense for Fiscal 2010 was $8,882, or 0.9% of revenues, compared to net interest expense for Fiscal 2009 of $10,279, or 1.0% of revenues. The Company’s interest-rate swaps (as defined below) contributed gains of $65 and $974 for Fiscal 2010 and Fiscal 2009, respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased $2,306 from $11,253, or 1.1% of revenues, to $8,947, or 0.9% of revenues. This decrease in net interest expense is due to a decrease in the weighted-average interest rate to 1.4% for Fiscal 2010 from 3.3% for Fiscal 2009 partially offset by an increase in the weighted-average outstanding debt to $246,545 for Fiscal 2010 from $237,991 for Fiscal 2009. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.
Provision for income taxes
The tax provision for Fiscal 2010 was $19,824, an effective tax rate of 36.5%. This compares to the tax provision for Fiscal 2009 of $23,854, an effective tax rate of 34.5%. The tax rate for Fiscal 2010 was higher than Fiscal 2009 primarily due to a reversal in the prior year of previously-recorded expense related to a potential disallowed deduction under Section 162(m) (“Section 162(m)”) of the Code, the current year reversal of valuation allowances for certain foreign net operating losses offset by the current year’s increase to uncertain income tax positions and the impact of currency exchange on previously-taxed foreign income. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for Fiscal 2010 was $34,503, or 3.6% of revenues, compared to Net income for Fiscal 2009 of $45,309, or 4.5% of revenues.
Fiscal 2009 Compared To Fiscal 2008
Total Revenues
Total revenues for Fiscal 2009 were $999,548, a decrease of 2% compared to total revenues for Fiscal 2008 of $1,016,742. The Acquired Companies contributed incremental revenue of $93,706 and $7,176 for Fiscal 2009 and Fiscal 2008, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $6,526 in Fiscal 2009 relative to the U.S. dollar, total revenues would have decreased 10% to $912,368 for Fiscal 2009 from $1,009,566 for Fiscal 2008 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for Fiscal 2009 were $838,871, nearly equivalent to revenues for Fiscal 2008 of $837,402. The Acquired Companies contributed incremental revenue of $93,706 and $7,176 for Fiscal 2009 and Fiscal 2008, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $2,009 in Fiscal 2009 relative to the U.S. dollar, North American revenues would have decreased 10% to $747,174 for Fiscal 2009 from $830,226 for Fiscal 2008. The Company believes that this decrease is primarily due to an approximately $26,000 decrease of Voice Services revenues related to the previously-disclosed termination in Fiscal 2008 of the Company’s distribution agreement with Avaya, an approximately $14,000 decrease of Voice Services revenues related to the expected post-merger client attrition from the USA Commercial operations of NextiraOne and weaker general economic conditions that affected client demand for Data Services and Hotline Services.

Europe
Revenues in Europe for Fiscal 2009 were $121,839, a decrease of 12% compared to revenues for Fiscal 2008 of $138,927. Excluding the negative exchange rate impact of $5,799 in Fiscal 2009 relative to the U.S. dollar, Europe revenues would have decreased 8% to $127,638 for Fiscal 2009 from $138,927 for Fiscal 2008. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Hotline Services.
All Other
Revenues for All Other for Fiscal 2009 were $38,838, a decrease of 4% compared to revenues for Fiscal 2008 of $40,413. Excluding the positive exchange rate impact of $1,282 in Fiscal 2009 relative to the U.S. dollar, All Other revenues would have decreased 7% to $37,556 for Fiscal 2009 from $40,413 for Fiscal 2008.
Revenue by Service Type
Data Services
Revenues from Data Services for Fiscal 2009 were $191,436, a decrease of 2% compared to revenues for Fiscal 2008 of $194,454. The Acquired Companies contributed incremental revenue of $27,603 and $0 for Fiscal 2009 and Fiscal 2008, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $4,658 in Fiscal 2009 relative to the U.S. dollar for its international Data Services, Data Service revenues would have decreased 13% to $168,491 for Fiscal 2009 from $194,454 for Fiscal 2008. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services in its North American segment.
Voice Services
Revenues from Voice Services for Fiscal 2009 were $598,319, an increase of 2% compared to revenues for Fiscal 2008 of $586,974. The Acquired Companies contributed incremental revenue of $66,103 and $7,176 for Fiscal 2009 and Fiscal 2008, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 8% to $532,216 for Fiscal 2009 from $579,798 for Fiscal 2008. The Company believes that this decrease is primarily due to an approximately $26,000 decrease of Voice Services revenues related to the previously-disclosed termination in Fiscal 2008 of the Company’s distribution agreement with Avaya and an approximately $14,000 decrease of Voice Services revenues related to the expected post-merger client attrition from the USA Commercial operations of NextiraOne. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for Fiscal 2009 were $209,793, a decrease of 11% compared to revenues for Fiscal 2008 of $235,314. Excluding the negative exchange rate impact of $1,868 in Fiscal 2009 relative to the U.S. dollar for its international Hotline Services, Hotline Service revenues would have decreased 10% to $211,661 for Fiscal 2009 from $235,314 for Fiscal 2008. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services.
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

Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2009 were $266,387, a decrease of $8,922 compared to Selling, general & administrative expenses for Fiscal 2008 of $275,309. Selling, general & administrative expenses as a percent of revenue for Fiscal 2009 were 26.7% compared to 27.1% for Fiscal 2008. The decrease in Selling, general & administrative expense dollars and Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services and $1,524 of historical stock option granting practices investigation costs and expenses as a result of measures taken by the Company to address the application of Section 409A of the Code incurred during Fiscal 2008 for which there was no comparable expense during Fiscal 2009.
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
Provision for income taxes
The tax provision for Fiscal 2009 was $23,854, an effective tax rate of 34.5%. This compares to the tax provision for Fiscal 2008 of $24,298, an effective tax rate of 38.2%. The tax rate for Fiscal 2009 was lower than Fiscal 2008 due primarily to a reversal of previously-recorded expense related to a potential disallowed deduction under Section 162(m) and the expected write-off of deferred tax assets related to stock-based compensation expense during Fiscal 2008 partially offset by increases to uncertain income tax positions and increased valuation allowances for certain foreign net operating losses. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for Fiscal 2009 was $45,309, or 4.5% of revenues, compared to Net income for Fiscal 2008 of $39,233, or 3.9% of revenues.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during Fiscal 2010 was $61,948. Significant factors contributing to the source of cash were: net income of $34,503 inclusive of non-cash charges of $22,923 and $6,775 for amortization / depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $5,709 and net trade accounts receivable of $21,780 and increases in accrued taxes of $2,539 and accrued compensation and benefits of $2,426. Significant factors contributing to a use of cash include decreases in trade accounts payable, billings in excess of costs and restructuring reserves of $13,902, $4,641 and $5,161, respectively, and an increase in costs in excess of billings of $12,815. Changes in the above accounts are based on average Fiscal 2010 exchange rates.
Net cash provided by operating activities during Fiscal 2009 was $71,566. Significant factors contributing to the source of cash were: Net income of $45,309 inclusive of non-cash charges of $20,722 for amortization / depreciation expense and $3,042 for stock compensation expense, as well as decreases in net inventory of $11,455, net trade accounts receivable of $26,279 and the deferred tax provision of $5,705 and increases in accrued compensation and benefits of $9,024. Significant factors contributing to a use of cash include decreases in trade accounts payable, accrued expenses, restructuring reserves, billings in excess of costs, accrued taxes and deferred revenue of $8,385, $10,577, $2,264, $5,300, $8,049 and $2,429, respectively. Changes in the above accounts are based on average Fiscal 2009 exchange rates.

Net cash provided by operating activities for Fiscal 2008 was $81,121. Significant factors contributing to the source of cash were: Net income of $39,233 inclusive of non-cash charges of $17,737, $3,217 and $4,576 for amortization / depreciation expense, stock compensation expense and the change in fair value of interest-rate swap, respectively, and decreases in the deferred tax provision of $11,693, net inventory of $7,829, prepaid and other assets of $9,369, net trade accounts receivable of $4,852 and costs in excess of billings of $2,959. Significant factors contributing to a use of cash were: decreases in accrued expenses and restructuring reserves of $10,973 and $6,860, respectively, and a decrease in trade accounts payable of $5,363. Changes in the above accounts are based on an average Fiscal 2008 exchange rate.
As of March 31, 2010, 2009 and 2008, the Company had Cash and cash equivalents of $20,885, $23,720 and $26,652, respectively, working capital of $126,585, $130,209 and $134,031, respectively, and a current ratio of 1.6 for each period end.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during Fiscal 2010 was $21,121. Significant factors contributing to a use of cash were: $2,300 for Capital expenditures, $10,686 to acquire Quanta and CBS and $8,291 for holdbacks and contingent fee payments related to prior period acquisitions. See Note 9 of the Notes to the Consolidated Financial Statements for additional details regarding these acquisitions.
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
Financing Activities
Net cash used by financing activities during Fiscal 2010 was $43,263. Significant factors contributing to the cash outflow were $39,053 of net payments on long-term debt and $4,210 for the payment of dividends.
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
Total Debt
Revolving Credit Agreement - On January 30, 2008, the Company entered into the Credit Agreement with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2010, the Company was in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2010, the Company had total debt outstanding of $211,834. Total debt was comprised of $209,860 outstanding under the Credit Agreement, $1,967 of obligations under capital leases and $7 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for Fiscal 2010 was $261,750, $246,545 and 1.4%, respectively, compared to $277,735, $237,991 and 3.3%, and $270,825, $242,418 and 6.2%, for Fiscal 2009 and Fiscal 2008, respectively.
As of March 31, 2010, the Company had $4,636 outstanding in letters of credit and $135,504 in unused commitments under the Credit Agreement.
Dividends
Fiscal 2010 - During Fiscal 2010, the Board declared quarterly cash dividends of $0.06 ($0.24 for Fiscal 2010) per share on all outstanding shares of the common stock at the close of business on June 27, 2009, September 26, 2009, December 26, 2009 and March 31, 2010. The dividends totaled $4,211 (including $1,053 for the fourth quarter of Fiscal 2010) and were paid on July 10, 2009, October 9, 2009, January 8, 2010 and April 13, 2010.
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
Repurchase of Common Stock
Fiscal 2010 - During Fiscal 2010, the Company did not repurchase any shares of common stock.
Fiscal 2009 - During Fiscal 2009, the Company did not repurchase any shares of common stock.
Fiscal 2008 - During Fiscal 2008, the Company repurchased 190,084 shares of common stock for an aggregate purchase price of $6,062, or an average purchase price per share of $31.89.
Since the inception of the repurchase program in April 1999 through March 31, 2010, the Company has repurchased 7,626,195 shares of common stock for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. As of March 31, 2010, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the credit facility would not be less than $20 million.

Potential Tax Payments
On September 20, 2006, the Company received formal notice from the Internal Revenue Service (“IRS”) regarding its intent to begin an audit of the Company’s 2004 and 2005 tax years. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. In connection with the review by the Audit Committee (the “Audit Committee”) of the Board of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) may apply. It was possible that these options could have been treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in the applicable authoritative accounting literature. If such options were deemed to have been granted at less than fair market value for purposes of Section 162(m), any non-performance based compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 would have been disallowed as a deduction for tax purposes. Based on this uncertain tax position, the Company estimated that the potential tax-effected liability for any potential disallowed Section 162(m) deduction would approximate $3,587, which was recorded as an expense during Fiscal 2004 and Fiscal 2005 and was recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets as of March 31, 2008. During Fiscal 2009, the IRS concluded its examination of the potential disallowed Section 162(m) deduction within our filing position and did not propose an adjustment. During the fourth quarter of Fiscal 2009, the Company reversed the previously-recorded expense of $3,587 through Provision for income taxes within the Company’s Consolidated Statements of Income. During the first quarter of Fiscal 2010, the IRS concluded its audits of tax years 2004, 2005 and 2006 which resulted in an adjustment to the Company’s filing position of $298.
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, during prior fiscal periods and continued to incur additional expenses through March 31, 2010 in relation to the following previously-disclosed items: (i) the review by the Audit Committee of the Board of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of March 31, 2010, the total amount of such expenses is $12,820 of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $4,829, $1,228 and $1,221 during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. These expenses are recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including debt agreements, operating and capital lease obligations and discounted lease rental commitments.
The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2010. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2010:

	Payments Due by Period
	Less than 1			More than
	year	1-3 years	3-5 years	5 years	Total

Long-term debt obligations	$--	$209,860	$--	$--	$209,860
Interest expense on long-term debt	2,430	4,454	--	--	6,884
Capital lease obligations	961	957	56	--	1,974
Operating lease obligations	16,687	15,363	4,954	2,163	39,167

Total contractual obligations	$20,078	$230,634	$5,010	$2,163	$257,885

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding under the credit facility and the weighted average interest rate in effect as of March 31, 2010.
As of March 31, 2010, the Company had commercial commitments of $4,636, which are generally due within the next twelve (12) months.
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

Legal Proceedings
Please see the matters discussed in Part I, Item 3, Legal Proceedings, of this Form 10-K, which information is incorporated herein by reference.
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
Goodwill
The Company conducts its annual goodwill impairment assessment during the third quarter of its fiscal year, using data as of the end of the second quarter of its fiscal year. Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill (“net book value”). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
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
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2010 using data as of September 26, 2009. The following table reconciles the carrying value of goodwill, as of September 26, 2009, for the Company’s reportable segments as reported in its consolidated financial statements, to the carrying value of goodwill by reporting unit which is used for the annual goodwill impairment assessment:

	North		All
	America	Europe	Other	Total

Goodwill (as reported in financial statements)	$572,277	$72,233	$2,093	$646,603
Adjustment	(30,370)	27,333	3,037	--

Goodwill (for annual impairment assessment) [1]	$541,907	$99,566	$5,130	$646,603

1 Goodwill (for annual impairment assessment) represents the amount of goodwill that is “at risk” by reporting unit.
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
Since September 26, 2009, the Company’s stock market capitalization has been lower than its net book value. Each of the Company’s reporting units continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2011 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.
Future events that could result in an interim assessment of goodwill impairment and/or an impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company’s overall business, (iii) significant negative industry or economic trends, (iv) a further decline in market capitalization below book value and (v) a modification to the Company’s reporting segments. Management is currently considering alternative reporting segments for the purpose of making operational decisions and assessing financial performance. This contemplated change in reporting segments would affect the reporting units currently being used in the Company’s annual goodwill impairment assessment. Any such change could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.
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
Impact of Recently Issued Accounting Pronouncements
Uncertainty in Income Taxes
In July, 2006, the Financial Accounting Standards Board (the “FASB”) issued guidance on the “Accounting for Uncertainty in Income Taxes.” This guidance requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this guidance prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Company adopted this guidance on April 1, 2007 which resulted in a decrease to beginning retained earnings of $5,110 representing the cumulative effect adjustment. See Note 2 and Note 12 of the Notes to the Consolidated Financial Statements for further reference.
Fair Value Measurements
In September, 2006, the FASB issued guidance on “Fair Value Measurements.” This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. On April 1, 2008, the Company adopted this guidance, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was adopted on April 1, 2009. The adoption this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 2 and Note 15 of the Notes to the Consolidated Financial Statements for further reference.
Defined Benefit Pension and Other Postretirement Plans
During Fiscal 2007, the Company acquired the USA Commercial and Government and Canadian operations of NextiraOne, LLC, which is a sponsor of a non-contributory defined benefit plan (the “Plan”). During Fiscal 2008, the Company amended the Plan, as of December 31, 2007, which effectively “froze” the benefits of the Plan (i.e., no new employees will be admitted into the Plan and those employees currently in the Plan will not earn additional benefits based on service).
In September, 2006, the FASB issued guidance on an “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This guidance requires, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans and to recognize the change in funded status in the period the change occurs through comprehensive income. The adoption this guidance, as of March 31, 2007, had no impact on the Company’s Consolidated Statements of Income. However, the Company did record, as of March 31, 2007, a liability of $3,452 representing the unfunded portion of the Plan included in Other liabilities within the Company’s Consolidated Balance Sheets and an unrecognized gain of $2,717 ($1,670 net of tax) included in AOCI within the Company’s Consolidated Balance Sheets. The Company made contributions of $899, $0 and $1,000 during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, to the Plan.
Fiscal 2011 outlook: The Company expects to recognize expense of approximately $500 and make cash contributions of approximately $1,800 during Fiscal 2011.

In December, 2008, the FASB issued guidance on “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This guidance provides direction regarding disclosures about plan assets of defined benefit pension or other postretirement plans. The adoption of this guidance, as of March 31, 2010, did not have a significant impact on the consolidated financial statements.
Business Combinations
In December, 2007, the FASB issued guidance on “Business Combinations.” This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. This guidance requires, among other things, that acquisition-related costs be recognized separately from the acquisition. In April, 2009, the FASB issued guidance on the “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. For the Company, this guidance applied prospectively to business combinations for which the acquisition date is on or after April 1, 2009. This guidance may have a material impact on business combinations after adoption, but the impact will depend on the facts and circumstances of those specific business combinations.
See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of recent accounting pronouncements and the related impact on the Company’s consolidated financial statements.
Cautionary Forward Looking Statements
When included in this Form 10-K or in documents incorporated herein by reference, the words “should,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “targets,” “plans” and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs, successful marketing of DVH services, successful implementation of the Company’s M&A program including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of March 31, 2010, the Company had total long-term obligations of $209,860 under the Credit Agreement. Of the outstanding debt, $150,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $59,860 was in variable rate obligations. As of March 31, 2010, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal year by $590 ($375 net of tax) assuming the Company employed no intervention strategies.
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
As of March 31, 2010, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.11 to 1.12 Australian dollar, 1.01 to 1.21 Canadian dollar, 4.99 to 5.47 Danish krone, 0.67 to 0.75 Euro, 13.79 to 13.79 Mexican peso, 5.68 to 6.52 Norwegian kroner, 0.59 to 0.67 British pound sterling, 6.97 to 7.24 Swedish krona, 1.01 to 1.08 Swiss franc and 90.13 to 93.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $74,625 and will expire within thirteen (13) months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania
We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2010. In connection with our audits of the financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Box Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 28, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Chicago, Illinois
May 28, 2010

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
In thousands, except per share amounts	2010	2009	2008

Revenues
Hotline products	$180,296	$209,793	$235,314
On-Site services	781,097	789,755	781,428

Total	961,393	999,548	1,016,742

Cost of sales
Hotline products	93,636	108,561	122,011
On-Site services	532,376	533,807	528,111

Total	626,012	642,368	650,122

Gross profit	335,381	357,180	366,620

Selling, general & administrative expenses	257,136	266,387	275,309
Intangibles amortization	15,202	10,790	6,679

Operating income	63,043	80,003	84,632

Interest expense (income), net	8,882	10,279	21,298
Other expenses (income), net	(166)	561	(197)

Income before provision for income taxes	54,327	69,163	63,531

Provision for income taxes	19,824	23,854	24,298

Net income	$34,503	$45,309	$39,233

Earnings per common share
Basic	$1.97	$2.59	$2.23

Diluted	$1.97	$2.59	$2.22

Weighted-average common shares outstanding
Basic	17,546	17,527	17,605

Diluted	17,546	17,527	17,653

Dividends per share	$0.24	$0.24	$0.24

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2010	2009

Assets
Cash and cash equivalents	$20,885	$23,720
Accounts receivable, net of allowance for doubtful accounts of $9,505 and $9,934	141,211	163,975
Inventories, net	51,507	55,898
Costs/estimated earnings in excess of billings on uncompleted contracts	86,086	66,066
Prepaid and other assets	28,090	30,809

Total current assets	327,779	340,468

Property, plant and equipment, net	23,568	28,419
Goodwill	641,965	621,948
Intangibles
Customer relationships, net	93,619	105,111
Other intangibles, net	30,374	37,684
Other assets	8,059	2,858

Total assets	$1,125,364	$1,136,488

Liabilities
Accounts payable	$66,934	$79,021
Accrued compensation and benefits	33,260	30,446
Deferred revenue	34,876	35,520
Billings in excess of costs/estimated earnings on uncompleted contracts	14,839	18,217
Income taxes	9,487	5,164
Other liabilities	41,798	41,891

Total current liabilities	201,194	210,259

Long-term debt	210,873	249,260
Other liabilities	23,303	29,670

Total liabilities	435,370	489,189

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	--	--
Common stock authorized 100,000, par value $.001, 17,548 and 17,533 shares outstanding	25	25
Additional paid-in capital	451,778	445,774
Retained earnings	551,315	521,023
Accumulated other comprehensive income	9,971	3,572
Treasury stock, at cost 7,626 and 7,626 shares	(323,095)	(323,095)

Total stockholders’ equity	689,994	647,299

Total liabilities and stockholders’ equity	$1,125,364	$1,136,488

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated Other
	Common Stock				Comprehensive Income
					Foreign
			Additional		Currency		Defined
		($.001	Paid-in	Treasury	Trans-	Derivative	Benefit	Retained
In thousands	Shares	par)	Capital	Stock	lation	Instruments	Pension	Earnings	Total

Balance at March 31, 2007	24,963	$ 25	$441,283	$(317,033)	$23,352	$ 377	$ 1,670	$450,022	$599,696
Cumulative effect related to adoption of FIN 48	--	--	--	--	--	--	--	(5,110)	(5,110)
Comprehensive income (loss):
Net income	--	--	--	--	--	--	--	39,233	39,233
Foreign currency translation adjustment	--	--	--	--	17,231	--	--	--	17,231
Pension:
Unrealized gain (loss)	--	--	--	--	--	--	(2,135)	--	(2,135)
Amounts reclassified into results of operations	--	--	--	--	--	--	(9)	--	(9)
Derivative Instruments:
Net change in fair value of cash flow hedging instruments (net of tax)	--	--	--	--	--	(262)	--	--	(262)
Amounts reclassified into results of operations	--	--	--	--	--	(181)	--	--	(181)

Comprehensive income:									53,877
Stock compensation expense	--	--	3,217	--	--	--	--	--	3,217
Dividends declared	--	--	--	--	--	--	--	(4,224)	(4,224)
Repurchases of common stock	--	--	--	(6,062)	--	--	--	--	(6,062)
Issuance of common stock (net of tax)	179	--	5,878	--	--	--	--	--	5,878
Tax impact from stock options	--	--	(6,792)	--	--	--	--	--	(6,792)
Other	--	--	(206)	--	--	--	--	--	(206)

Balance at March 31, 2008	25,142	$ 25	$443,380	$(323,095)	$40,583	$ (66)	$ (474)	$479,921	$640,274
Comprehensive income (loss):
Net income	--	--	--	--	--	--	--	45,309	45,309
Foreign currency translation adjustment	--	--	--	--	(34,208)	--	--	--	(34,208)
Pension:
Unrealized gain (loss)	--	--	--	--	--	--	(2,394)	--	(2,394)
Derivative Instruments:
Net change in fair value of cash flow hedging instruments (net of tax)	--	--	--	--	--	470	--	--	470
Amounts reclassified into results of operations	--	--	--	--	--	(339)	--	--	(339)

Comprehensive income:									8,838
Stock compensation expense	--	--	3,042	--	--	--	--	--	3,042
Dividends declared	--	--	--	--	--	--	--	(4,207)	(4,207)
Issuance of common stock (net of tax)	17	--	545	--	--	--	--	--	545
Tax impact from stock options	--	--	(1,193)	--	--	--	--	--	(1,193)

Balance at March 31, 2009	25,159	$ 25	$445,774	$(323,095)	$6,375	$ 65	$ (2,868)	$521,023	$647,299
Comprehensive income (loss):
Net income	--	--	--	--	--	--	--	34,503	34,503
Foreign currency translation adjustment	--	--	--	--	6,923	--	--	--	6,923
Pension:
Unrealized gain (loss)	--	--	--	--	--	--	(284)	--	(284)
Amounts reclassified into results of operations	--	--	--	--	--	--	145	--	145
Derivative Instruments:
Net change in fair value of cash flow hedging instruments (net of tax)	--	--	--	--	--	(646)	--	--	(646)
Amounts reclassified into results of operations	--	--	--	--	--	261	--	--	261

Comprehensive income:									40,902
Stock compensation expense	--	--	6,775	--	--	--	--	--	6,775
Dividends declared	--	--	--	--	--	--	--	(4,211)	(4,211)
Issuance of common stock (net of tax)	15	--	--	--	--	--	--	--	--
Tax impact from equity awards	--	--	(771)	--	--	--	--	--	(771)

Balance at March 31, 2010	25,174	$ 25	$451,778	$(323,095)	$13,298	$ (320)	$ (3,007)	$551,315	$689,994

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2010	2009	2008

Operating Activities
Net income	$34,503	$45,309	$39,233
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	22,923	20,722	17,737
Loss (gain) on sale of property	13	(65)	462
Deferred taxes	(123)	4,512	4,901
Tax impact from equity awards	771	1,193	6,792
Stock compensation expense	6,775	3,042	3,217
Change in fair value of interest-rate swaps	(65)	(974)	4,576
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	21,780	26,279	4,852
Inventories, net	5,709	11,455	7,829
All other current assets excluding deferred tax asset	(8,791)	(11,933)	12,328
Liabilities exclusive of long-term debt	(21,547)	(27,974)	(20,806)

Net cash provided by (used for) operating activities	$61,948	$71,566	$81,121

Investing Activities
Capital expenditures	$(2,300)	$(2,178)	$(3,241)
Capital disposals	156	288	105
Acquisition of businesses (payments)/recoveries	(10,686)	(117,184)	(13,713)
Prior merger-related (payments)/recoveries	(8,291)	(421)	(3,432)

Net cash provided by (used for) investing activities	$(21,121)	$(119,495)	$(20,281)

Financing Activities
Proceeds from borrowings	$169,335	$308,567	$196,750
Repayment of borrowings	(208,388)	(257,470)	(240,030)
Deferred financing costs	--	(125)	(471)
Proceeds from exercise of options	--	545	5,878
Payment of dividends	(4,210)	(4,206)	(4,225)
Purchase of treasury stock	--	--	(6,062)

Net cash provided by (used for) financing activities	$(43,263)	$47,311	$(48,160)

Foreign currency exchange impact on cash	$(399)	$(2,314)	$(3,185)

Increase / (decrease) in cash and cash equivalents	$(2,835)	$(2,932)	$9,495
Cash and cash equivalents at beginning of period	$23,720	$26,652	$17,157

Cash and cash equivalents at end of period	$20,885	$23,720	$26,652

Supplemental Cash Flow:
Cash paid for interest	$9,285	$11,656	$17,141
Cash paid for income taxes	16,703	26,539	11,041
Non-cash financing activities:
Dividends payable	1,053	1,052	1,050
Capital leases	132	994	863

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box,” “we,” the “Company” or “our”) is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of March 31, 2010, the Company had more than 3,000 professional technical experts in 194 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
Goodwill
Goodwill is the excess of purchase price over the value of net assets acquired in acquisitions. The Company conducts its annual goodwill impairment assessment during the third quarter of its fiscal year, using data as of the end of the second quarter of its fiscal year. Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill (“net book value”). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
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
In addition to estimating fair value of the Company’s reporting units using the income approach, the Company also estimates fair value using a market-based approach which relies on values based on market multiples derived from comparable public companies. The Company uses the estimated fair value of the reporting units under the market approach to validate the estimated fair value of the reporting units under the income approach. See Note 5 for additional reference.
Intangible Assets
Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years for non-compete agreements, one year for backlog and 4 to 20 years for customer relationships. Indefinite-lived intangible assets not subject to amortization consist solely of the Company’s trademark portfolio and are reviewed for impairment annually. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairments of intangible assets have been identified during any of the periods presented.

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
Shipping and handling fees and costs - All fees billed to clients for shipping and handling are classified as a component of Revenues. All costs associated with shipping and handling are classified as a component of Cost of sales.
Sales tax and other tax presentation - Sales taxes and other taxes are collected from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in Revenues or Cost of sales.

Stock-Based Compensation
Stock options: The Company records expense for those stock awards, vesting during the period, for which the requisite service period is expected to be rendered. The Company uses historical data in order to project the future employee turnover rates used to estimate the number of stock options for which the requisite service period will not be rendered. The fair value of stock options is determined on the grant date using a Black-Scholes option pricing model which includes several subjective assumptions. The Company recognizes the fair value of these awards into expense ratably over the requisite service periods associated with the award. The assumptions are summarized as follows:
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
Expected holding period: The Company estimates the expected holding period based on historical experience.
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
Marketing and Advertising Expenses
Catalogs and other direct marketing pieces are capitalized and amortized over their expected period of future benefit ranging from one to two years, which is recorded in Prepaid and other assets within the Company’s Consolidated Balance Sheets. All other advertising costs are expensed as incurred.
Advertising expense was $6,008, $8,191 and $9,320 for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Income.
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
Fair Value
The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. The levels of the fair value hierarchy are described below:
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
Assets and liabilities measured at fair value are based on one or more of the valuation techniques. The valuation techniques are described below.
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
The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of the interest-rate swaps (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Accounts receivable and Accounts payable approximates the carrying value due to the relatively short maturity of such instruments. There have been no changes in the Company’s valuation techniques used to measure fair values during Fiscal 2010. See “Recent Accounting Pronouncements” within this Note 2 and Note 15 for further reference.
Recent Accounting Pronouncements
Uncertainty in Income Taxes
In July, 2006, the Financial Accounting Standards Board (the “FASB”) issued guidance on the “Accounting for Uncertainty in Income Taxes.” This guidance requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this guidance prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Company adopted this guidance on April 1, 2007 which resulted in a decrease to beginning retained earnings of $5,110 representing the cumulative effect adjustment. See “Significant Accounting Policies” within this Note 2 and Note 12 for further reference.
Fair Value Measurements
In September, 2006, the FASB issued guidance on “Fair Value Measurements.” This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. On April 1, 2008, the Company adopted this guidance, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was adopted on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See “Significant Accounting Policies” within this Note 2 and Note 15 for further reference.

Defined Benefit Pension and Other Postretirement Plans
During Fiscal 2007, the Company acquired the USA Commercial and Government and Canadian operations of NextiraOne, LLC, which is a sponsor of a non-contributory defined benefit plan (the “Plan”). During Fiscal 2008, the Company amended the Plan which effectively “froze” the benefits of the Plan (i.e., no new employees will be admitted into the Plan and those employees currently in the Plan will not earn additional benefits based on service).
In September, 2006, the FASB issued guidance on an “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This guidance requires, among other things, companies to recognize on the balance sheet the funded or unfunded status of pension and other postretirement benefit plans and to recognize the change in funded status in the period the change occurs through comprehensive income. The adoption this guidance, as of March 31, 2007, had no impact on the Company’s Consolidated Statements of Income. However, the Company did record, as of March 31, 2007, a liability of $3,452 representing the unfunded portion of the Plan included in Other liabilities within the Company’s Consolidated Balance Sheets and an unrecognized gain of $2,717 ($1,670 net of tax) included in AOCI within the Company’s Consolidated Balance Sheets. The Company made contributions of $899, $0 and $1,000 during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, to the Plan.
Fiscal 2011 outlook: The Company expects to recognize expense of approximately $500 and make cash contributions of approximately $1,800 during Fiscal 2011.
In December, 2008, the FASB issued guidance on “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This guidance provides direction regarding disclosures about plan assets of defined benefit pension or other postretirement plans. The adoption of this guidance, as of March 31, 2010, did not have a material impact on the consolidated financial statements.
Business Combinations
In December, 2007, the FASB issued guidance on “Business Combinations.” This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. This guidance requires, among other things, that acquisition-related costs be recognized separately from the acquisition. In April, 2009, the FASB issued guidance on the “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. For the Company, this guidance applied prospectively to business combinations for which the acquisition date is on or after April 1, 2009. This guidance may have a material impact on business combinations after adoption, but the impact will depend on the facts and circumstances of those specific business combinations. This guidance did not have a material impact on the Company’s acquisitions during Fiscal 2010.
Non-controlling Interests
In December, 2007, the FASB issued guidance on “Noncontrolling Interests in Consolidated Financial Statements.” This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The adoption of this guidance, as of April 1, 2009, did not have a material impact on the Company’s consolidated financial statements.
Derivative Disclosures
In March, 2008, the FASB issued guidance on “Disclosures about Derivative Instruments and Hedging Activities.” This guidance was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of this guidance, as of March 31, 2009, did not have a material impact on the Company’s consolidated financial statements.
Useful lives of Intangible Assets
In April, 2008, the FASB issued guidance on “Determination of the Useful Life of Intangible Assets.” This guidance provides the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset and expands the disclosure requirements. The provisions of this guidance for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after adoption. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of this guidance, as of April 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments
In April, 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments,” which require disclosures about fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. The adoption of this guidance, as of June 27, 2009, did not have a material impact on the Company’s consolidated financial statements.
Subsequent Events
In May, 2009, the FASB issued guidance on “Subsequent Events.” This guidance establishes standards for the accounting and disclosure of subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The adoption of this guidance, as of June 27, 2009, did not have a material impact on the Company’s consolidated financial statements. The Company assessed events subsequent to March 31, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.
FASB Accounting Standards Codification
In June, 2009, the FASB issued Accounting Standards Codification (“ASC”) Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“ASC Update 2009-01”). ASC Update 2009-01 is intended to be the source of authoritative generally accepted accounting principles and reporting standards. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. ASC Update 2009-01 does not change or alter existing accounting principles generally accepted in the United States. The adoption of ASC Update 2009-01, as of September 26, 2009, did not have a material impact on the Company’s consolidated financial statements.
Revenue Arrangements with Multiple Deliverables
In October, 2009, the FASB issued ASC Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASC Update 2009-13”). ASC Update 2009-13 provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two is available. ASC Update 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, ASC Update 2009-13 expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of the adoption of ASC Update 2009-13 on its consolidated financial statements.
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
Note 3: Inventories
The Company’s inventories consist of the following:

	March 31,
	2010	2009

Raw materials	$1,545	$1,624
Finished goods	69,952	74,564

Subtotal	71,497	76,188
Excess and obsolete inventory reserves	(19,990)	(20,290)

Inventory, net	$51,507	$55,898

Note 4: Property, Plant and Equipment
The Company’s property, plant and equipment consist of the following:

	March 31,
	2010	2009

Land	$2,396	$2,396
Building and improvements	29,430	28,971
Machinery	64,991	70,859

Subtotal	96,817	102,226
Accumulated depreciation	(73,249)	(73,807)

Property, plant and equipment, net	$23,568	$28,419

Depreciation expense was $7,721, $9,932 and $11,058 for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
Note 5: Goodwill
The following table summarizes changes to goodwill at the Company’s reporting units during Fiscal 2010 and Fiscal 2009.

	North America	Europe	All Other	Total

Balance as of March 31, 2008	$502,517	$82,022	$2,317	$586,856
Currency translation	(35)	(17,350)	(311)	(17,696)
Current period acquisitions (Note 9)	50,975	--	--	50,975
Prior period acquisitions	1,813	--	--	1,813

Balance as of March 31, 2009	$555,270	$64,672	$2,006	$621,948
Currency translation	(19)	3,241	179	3,401
Current period acquisitions (Note 9)	5,527	--	--	5,527
Prior period acquisitions	11,089	--	--	11,089

Balance as of March 31, 2010	$571,867	$67,913	$2,185	$641,965

The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2010 using data as of September 26, 2009. The following table reconciles the carrying value of goodwill, as of September 26, 2009, for the Company’s reportable segments as reported in its consolidated financial statements, to the carrying value of goodwill by reporting unit which is used for the annual goodwill impairment assessment:

	North		All
	America	Europe	Other	Total

Goodwill (as reported in financial statements)	$572,277	$72,233	$2,093	$646,603
Adjustment	(30,370)	27,333	3,037	--

Goodwill (for annual impairment assessment) [1]	$541,907	$99,566	$5,130	$646,603

[1] Goodwill (for annual impairment assessment) represents the amount of goodwill that is “at risk” by reporting unit.
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
Since September 26, 2009, the Company’s stock market capitalization has been lower than its net book value. Each of the Company’s reporting units continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2011 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.
Future events that could result in an interim assessment of goodwill impairment and/or an impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company’s overall business, (iii) significant negative industry or economic trends, (iv) a further decline in market capitalization below book value and (v) a modification to the Company’s reporting segments. Management is currently considering alternative reporting segments for the purpose of making operational decisions and assessing financial performance. This contemplated change in reporting segments would affect the reporting units currently being used in the Company’s annual goodwill impairment assessment. Any such change could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.
Note 6: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	March 31,
	2010			2009
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$10,391	$8,193	$2,198	$15,115	$6,517	$8,598
Customer relationships	118,209	24,590	93,619	120,077	14,966	105,111
Acquired backlog	17,349	16,912	437	14,230	12,883	1,347

Total	$145,949	$49,695	$96,254	$149,422	$34,366	$115,056

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$181,941	$57,948	$123,993	$185,414	$42,619	$142,795

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to carrying amounts of intangible assets for the periods presented:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2008	$27,739	$4,785	$67,331	$99,855
Amortization expense	--	(4,019)	(6,771)	(10,790)
Currency translation	--	(62)	--	(62)
Current period acquisitions (Note 9)	--	9,953	47,815	57,768
Prior period acquisitions	--	(712)	(3,264)	(3,976)

Balance at March 31, 2009	$27,739	$9,945	$105,111	$142,795
Amortization expense	--	(5,578)	(9,624)	(15,202)
Currency translation	--	22	--	22
Current period acquisitions (Note 9)	--	1,318	4,927	6,245
Prior period acquisitions	--	(3,072)	(6,795)	(9,867)

Balance at March 31, 2010	$27,739	$2,635	$93,619	$123,993

Intangible amortization was $15,202, $10,790 and $6,679 for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2010 and Fiscal 2009 (see Note 9).
The following table details the estimated intangibles amortization for the next five years. These estimates are based on the carrying amounts of intangible assets as of March 31, 2010 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2011	$11,805
2012	11,009
2013	10,028
2014	8,848
2015	7,713
Thereafter	46,851

Total	$96,254

Note 7: Indebtedness
The Company’s long-term debt consists of the following:

	March 31,
	2010	2009

Revolving credit agreement	$209,860	$247,650
Capital lease obligations	1,967	2,908
Other	7	99

Total debt	$211,834	$250,657
Less: current portion (included in Other liabilities)	(961)	(1,397)

Long-term debt	$210,873	$249,260

Revolving Credit Agreement - On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2010, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted average balance outstanding under the Credit Agreement and the weighted average interest rate on all outstanding debt for Fiscal 2010 was $261,750, $246,545 and 1.4%, respectively, compared to $277,735, $237,991 and 3.3% and $270,825, $242,418 and 6.2%, for Fiscal 2009 and Fiscal 2008, respectively.
For Fiscal 2010, the Company decreased net borrowings under the Credit Agreement by $37,790. For Fiscal 2009, the Company increased net borrowings under the Credit Agreement by $53,180, the proceeds of which were used to fund the acquisitions of UCI Communications LLC (“UCI”), Mutual Telecom Services Inc. (“MTS”), ACS Communications, Inc. (“ACS”), Network Communications Technologies, Inc. (“NCT”) and Scottel Voice & Data, Inc. (“Scottel”). For Fiscal 2008, the Company decreased net borrowings under the Credit Agreement by $42,245.
Capital lease obligations
The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest rates ranging from 6.5% to 12.3%.
Other
Other debt is comprised of other third-party, non-employee loans.
Unused available borrowings
As of March 31, 2010, the Company had $4,636 outstanding in letters of credit and $135,504 in unused commitments under the Credit Agreement.
At March 31, 2010, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years were as follows:

Fiscal

2011	$961
2012	642
2013	210,175
2014	52
2015	4

Total	$211,834

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
Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2010, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $74,625 and will expire within thirteen (13) months. There was no hedge ineffectiveness during Fiscal 2010, Fiscal 2009 or Fiscal 2008. See Note 2 for additional information.

Interest-rate Swap:
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 (which reduced to $50,000 as of June 26, 2009) and does not qualify for hedge accounting. On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate, has a notional value of $100,000 reducing to $50,000 after two years and does not qualify for hedge accounting. Each interest-rate swap discussed above is collectively hereinafter referred to as the “interest-rate swaps.” See Note 2 for additional information.
The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income for the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair	Fair	Fair	Fair
		Value at	Value at	Value at	Value at
		March	March	March	March
	Classification	31, 2010	31, 2009	31, 2010	31, 2009

Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities	$--	$--	$3,130	$1,872
	(short-term)
Foreign currency contracts	Prepaid and other	$514	$923	$--	$--
	assets

Derivatives not designated as hedging instruments
Interest-rate swap	Other liabilities	$--	$--	$5,271	$5,336
	(short-term)

		Year Ended March 31,
	Classification	2010	2009	2008

Derivatives designated as hedging instruments
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$(646)	$470	$(262)
Gain (loss) reclassified from AOCI into income (effective portion) – net of taxes	Selling, general & administrative expenses	$261	$339	$181

		Year Ended March 31,
	Classification	2010	2009	2008

Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Interest expense (income), net	$65	$974	$(4,576)

Note 9: Acquisitions
Fiscal 2010 acquisitions:
During the third quarter of Fiscal 2010, the Company acquired Quanta Systems, LLC (“Quanta”), a privately-held company headquartered in Gaithersburg, MD. Quanta has an active customer base which includes various United States Department of Defense and government agency accounts.
Also during the third quarter of Fiscal 2010, the Company acquired CBS Technologies Corp. (“CBS”), a privately-held company headquartered in Islandia, NY. CBS has an active customer base which includes commercial, education and various government agency accounts.
The acquisitions of Quanta and CBS, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
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
Fiscal 2009 acquisitions:
During the fourth quarter of Fiscal 2009, the Company acquired Scottel, a privately-held company headquartered in Culver City, CA. Scottel has an active customer base which includes commercial, education and various government agency accounts. In connection with the Scottel acquisition, the Company has made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and backlog which will be amortized over a period of one to 12 years.
During the third quarter of Fiscal 2009, the Company acquired NCT, a privately-held company headquartered in Charlotte, NC. NCT has an active customer base which includes commercial, education and various government agency accounts. In connection with the NCT acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which will be amortized over a period of two to five years.
Also during the third quarter of Fiscal 2009, the Company acquired ACS, a privately-held company headquartered in Austin, TX. ACS has an active customer base which includes commercial, education and various government agency accounts. In connection with the ACS acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which will be amortized over a period of five to nine years.
During the second quarter of Fiscal 2009, the Company acquired MTS, a privately-held company headquartered in Needham, MA. MTS is a global telecommunications services and solutions provider primarily servicing clients in the Department of Defense and other federal agencies. In connection with the MTS acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships, non-compete agreements and backlog which will be amortized over a period of one to 13 years.
During the first quarter of Fiscal 2009, the Company acquired UCI, a privately-held company headquartered in Mobile, AL. UCI has an active customer base which includes commercial, education and various government agency accounts. In connection with the UCI acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which will be amortized over a period of five to nine years.
The acquisitions of Scottel, NCT, ACS, MTS and UCI, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
The results of operations of Scottel, NCT, ACS, MTS and UCI are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
Fiscal 2008
During the fourth quarter of Fiscal 2008, the Company acquired BellSouth Communication Systems, LLC d/b/a AT&T Communication Systems Southeast’s (“AT&T”) NEC TDM voice CPE business line in AT&T’s southeast region (“AT&T’s southeast NEC TDM business”). In connection with the acquisition of AT&T’s southeast NEC TDM business, the Company made allocations to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships which will be amortized over a period of four years.
During the third quarter of Fiscal 2008, the Company acquired B & C Telephone, Inc. (“B&C”), a privately-held company based out of Spokane, Washington. B&C has an active customer base which includes commercial, financial, healthcare and various government agency accounts. In connection with the B&C acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. These definite-lived intangible assets recorded represent the fair market value of acquired customer relationships and non-compete agreements which will be amortized over a period of five to 10 years.
The acquisitions of B&C and AT&T’s southeast NEC TDM business, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.

The results of operations of B&C and AT&T’s southeast NEC TDM business are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
In connection with the acquisitions during Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company acquired approximately $79,059 of goodwill. The Company believes that $29,115 will be recognized as a tax deduction over the next 15 years.
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
The Company incurred restructuring charges of $4,558, $9,666 and $6,848 during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. These costs have been recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Income.
The following table summarizes the changes to the restructuring reserve for the periods presented.

	Employee	Facility
	Severance	Closures	Total

Balance at March 31, 2008	$2,438	$10,154	$12,592
Restructuring charge	7,596	2,070	9,666
Acquisition adjustments	264	--	264
Asset write-downs	--	(67)	(67)
Cash expenditures	(6,133)	(5,808)	(11,941)

Balance at March 31, 2009	$4,165	$6,349	$10,514
Restructuring charge	4,208	350	4,558
Acquisition adjustments	26	129	155
Asset write-downs	--	(248)	(248)
Cash expenditures	(6,564)	(2,936)	(9,500)

Balance at March 31, 2010	$1,835	$3,644	$5,479

Of the $5,479 above, $4,005 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended March 31, 2010.
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
Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $23,092, $26,903 and $26,833 for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2010 are as follows:

Fiscal

2011	$17,648
2012	11,492
2013	4,828
2014	2,901
2015	2,109
Thereafter	2,163

Total minimum lease payments	$41,141

Note 12: Income Taxes
The domestic and foreign components of Income before provision for income taxes are as follows:

	Fiscal
	2010	2009	2008

Domestic	$34,750	$46,885	$31,767
Foreign	19,577	22,278	31,764

Consolidated	$54,327	$69,163	$63,531

The provision/(benefit) for income taxes consists of the following:

	Fiscal
	2010	2009	2008

Current:
Federal	$12,754	$10,238	$10,205
State	1,827	2,546	1,914
Foreign	3,947	4,298	6,585

Total current	18,528	17,082	18,704
Deferred	1,296	6,772	5,594

Total provision for income taxes	$19,824	$23,854	$24,298

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2010	2009	2008

Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign taxes, net of foreign tax credits	0.4	(0.9)	(1.8)
Effect of permanent book / tax differences	0.3	(0.1)	(0.4)
State income taxes, net of federal benefit	2.4	3.2	2.4
Valuation allowance	(0.8)	2.5	1.4
Reversal of Section 162(m) accrual (see below for definition)	--	(5.2)	--
Other, net	(0.8)	--	1.6

Effective tax rate	36.5%	34.5%	38.2%

The components of current and long-term deferred tax liabilities/assets are as follows:

	March 31,
	2010	2009

Deferred Tax Liabilities
Tradename and trademarks	$10,135	$10,411
Amortization of intangibles	24,381	33,661
Unremitted earnings of foreign subsidiaries	2,467	2,757
Foreign exchange	--	43
Basis of fixed assets	366	--
Other	--	66
Other prepaid items	156	206

Gross deferred tax liabilities	37,505	47,144

Deferred Tax Assets
Net operating losses	20,450	22,549
Restructuring reserves	4,504	5,955
Basis of fixed assets	--	764
Outsourced leases	185	326
Basis of finished goods inventory	9,226	9,269
Reserve for bad debts	4,376	1,581
Miscellaneous accrued expenses	3,459	8,352
Foreign tax credit carry-forwards	1,883	2,671
Accrued employee costs	5,525	3,965
Foreign exchange	210	--
Unexercised stock options	10,289	8,680
Other	89	--

Gross deferred tax assets	60,196	64,112
Valuation allowance	(3,623)	(4,081)

Net deferred tax assets	56,573	60,031

Net deferred tax assets/(liabilities)	$19,068	$12,887

At March 31, 2010, the Company had $29,070, $71,325 and $24,477 of federal, state and foreign gross net operating loss carry-forwards, respectively. As a result of the Company’s acquisition of ACS, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) limits the amount of net operating losses available to the Company to approximately $3,392 per year. The federal gross net operating loss carry-forwards expire in Fiscal 2027. The state gross net operating loss carry-forwards expire at various times through Fiscal 2030 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2020, with the exception of $428 for Austria, $350 for Belgium, $11,463 for Brazil and $1,191 for France, which have no expirations.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $3,623 for certain state and foreign net operating loss carry-forwards anticipated to produce no tax benefit. The valuation allowance was decreased in Fiscal 2010 by $458 in order to reflect the ability to use certain state and foreign net operating loss carry-forwards.
In general, except for certain earnings in Japan and earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $5,239 based on exchange rates at March 31, 2010. However, additional taxes could be necessary if future foreign earnings were loaned to the parent, if the foreign subsidiaries declare dividends to the U.S. parent or the Company should sell its stock in the subsidiaries.

As discussed in Note 2, the Company adopted guidance on the “Accounting for Uncertainty in Income Taxes” on April 1, 2007. As a result, the Company recorded a $5,110 reduction to the beginning balance of Retained earnings representing the cumulative effect of a change in accounting principle, an increase to current liabilities of $3,656 recorded within Income taxes and a decrease to non-current assets of $1,454 recorded within Other assets, each of which is reflected within the Company’s Consolidated Balance Sheets. As of March 31, 2010, March 31, 2009 and March 31, 2008, the gross liability for income taxes associated with uncertain tax positions was $7,559, $7,075 and $7,340, respectively. If the uncertain tax positions are recognized, they would all favorably affect the Company’s effective tax rate. The Company includes interest and penalties related to uncertain tax positions within the Provision for income taxes within the Company’s Consolidated Statements of Income. As of March 31, 2010, March 31, 2009 and March 31, 2008, the Company recorded $2,468, $1,443 and $1,131, respectively, of interest and penalties related to uncertain tax positions relating to current liabilities within Income taxes.
A reconciliation of the change in the tax liability for unrecognized tax benefits from April 1, 2007 to March 31, 2009 is as follows:

	Fiscal
	2010	2009	2008

Balance at beginning of year	$7,075	$7,340	$6,974
Additions for tax positions related to the current year	542	396	90
Additions for tax positions related to prior years	2,755	312	362
Reductions for tax positions related to prior years	(2,733)	(675)	(86)
Settlements	(80)	(298)	--

Balance at end of year	$7,559	$7,075	$7,340

On September 20, 2006, the Company received formal notice from the Internal Revenue Service (“IRS”) regarding its intent to begin an audit of the Company’s 2004 and 2005 tax years. On August 3, 2007, the Company received formal notice from the IRS regarding its intent to begin an audit of the Company’s 2006 tax year. In connection with these normal recurring audits, the IRS requested certain documentation with respect to stock options for the Company’s 2004, 2005 and 2006 tax years. In connection with the review by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) of the Company’s historical stock option granting practices, the Company determined that a number of officers may have exercised options for which the application of Section 162(m) (“Section 162(m)”) of the Code may apply. It was possible that these options could have been treated as having been granted at less than fair market value for federal income tax purposes because the Company incorrectly applied the measurement date as defined in the applicable authoritative accounting literature. If such options were deemed to have been granted at less than fair market value for purposes of Section 162(m), any non-performance based compensation to officers, including proceeds from options exercised in any given tax year, in excess of $1,000 would have been disallowed as a deduction for tax purposes. Based on this uncertain tax position, the Company estimated that the potential tax-effected liability for any potential disallowed Section 162(m) deduction would approximate $3,587, which was recorded as an expense during Fiscal 2004 and Fiscal 2005 (in addition to the amount shown above for the reconciliation of the change in the tax liability for unrecognized tax benefits) and was recorded as a current liability within Income taxes within the Company’s Consolidated Balance Sheets as of March 31, 2008. During Fiscal 2009, the IRS concluded its examination of the potential disallowed Section 162(m) deduction within our filing position and did not propose an adjustment. During the fourth quarter of Fiscal 2009, the Company reversed the previously-recorded expense of $3,587 through Provision for income taxes within the Company’s Consolidated Statements of Income. During the first quarter of Fiscal 2010, the IRS concluded its audits of tax years 2004, 2005 and 2006 which resulted in an adjustment to the Company’s filing position of $298.
Fiscal 2009, 2008 and Fiscal 2007 remain open to examination by the IRS. Fiscal 2004 through Fiscal 2009 remain open to examination by state and foreign taxing jurisdictions.
Note 13: Incentive Compensation Plans
Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $8,931, $9,408 and $5,689 under its variable compensation plans for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
Profit Sharing and Savings Plan (“the savings plans”)
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $2,812, $3,198 and $3,290 for these plans during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

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
Awards (as defined below) under the Incentive Plan may include, but need not be limited to, one or more of the following types, either alone or in any combination thereof: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance grants, (vi) other share-based awards and (vii) any other type of award deemed by the Compensation Committee (the “Compensation Committee”) of the Board or any successor thereto, or such other committee of the Board as is appointed by the Board to administer the Incentive Plan, in its sole discretion, to be consistent with the purposes of the Incentive Plan (hereinafter referred to as “Awards”).
The maximum aggregate number of shares of common stock, available for issuance under Awards granted under the Incentive Plan shall be 900,000 plus the number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of March 31, 2010.

Shares (in
thousands)

Shares initially authorized under the Incentive Plan	900
Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888
Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through March 31, 2010	597

Shares authorized for grant under the Incentive Plan as of March 31, 2010	2,385
Shares available for grant under the Incentive Plan as of March 31, 2010 [1]	1,713

1 The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance shares).
The Company recognized stock-based compensation expense of $6,775 ($4,301 net of tax), $3,042 ($1,993 net of tax) and $3,468 ($2,143 net of tax) during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
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

	Fiscal
	2010	2009	2008

Expected life (in years)	5.0	4.8	3.8
Risk free interest rate	2.6%	3.4%	4.0%
Volatility	45.6%	30.5%	29.4%
Dividend yield	0.9%	0.7%	0.6%

The following table summarizes the Company’s stock option activity for the period presented and as of March 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in 000’s)	Price	(Years)	(000’s)

Outstanding at March 31, 2009	3,309	$36.45
Granted	167	33.11
Exercised	--	--
Forfeited or expired	(289)	43.16

Outstanding at March 31, 2010	3,187	$35.66	5.6	$2,039
Exercisable at March 31, 2010	2,321	$37.89	4.6	$711

The weighted-average grant-date fair value of options granted during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $12.54, $8.68 and $7.70, respectively. The total intrinsic value of options exercised during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $0, $38 and $1,395, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of the common stock on March 31, 2010 of $30.76, which would have been received by the optionholders had all optionholders exercised their options as of that date.
The following table summarizes certain information regarding the Company’s non-vested stock options for the period presented:

		Weighted-
	Shares	Average Grant-
Shares in thousands	(in 000’s)	Date Fair Value

Non-vested as of March 31, 2009	1,089	$8.85
Granted	167	12.54
Forfeited	(16)	8.56
Vested	(374)	9.17

Non-vested as of March 31, 2010	866	$9.42

As of March 31, 2010, there was $4,753 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.3 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity for the period presented:

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2009	--	$--
Granted	168	29.12
Vested	(16)	32.86
Forfeited	(3)	27.78

Outstanding at March 31, 2010	149	$28.75

The total fair value of shares vested during Fiscal 2010 and Fiscal 2009 was $517 and $0, respectively.
As of March 31, 2010, there was $3,063 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.2 years.

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

	Fiscal
	2010	2009

Expected Volatility	59.1%	--
Risk free interest rate	1.1%	--
Dividend yield	0.8%	--

The following table summarizes the Company’s performance share award activity for the period presented:

Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2009	--	$--
Granted	100	33.05
Vested	--	--
Forfeited	--	--

Outstanding at March 31, 2010	100	$33.05

No shares vested during Fiscal 2010.
As of March 31, 2010, there was $1,978 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.2 years.
Note 14: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Fiscal
	2010	2009	2008

Net income	$34,503	$45,309	$39,233
Weighted-average common shares outstanding (basic)	17,546	17,527	17,605
Effect of dilutive securities from employee stock options	--	--	48

Weighted-average common shares outstanding (diluted)	17,546	17,527	17,653

Basic earnings per common share	$1.97	$2.59	$2.23
Dilutive earnings per common share	$1.97	$2.59	$2.22

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,436,319, 3,309,300 and 2,097,558 non-dilutive equity awards outstanding during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 15: Fair Value Disclosures
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$514	$--	$514

	Liabilities at Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$3,130	$--	$3,130
Interest-rate swap	--	5,271	--	5,271

Total	$--	$8,401	$--	$8,401

Non-recurring fair value measurements: As disclosed in Note 2, the Company adopted guidance on April 1, 2009 that established a framework for measuring fair value and expanded disclosures about fair value measurements for non-financial assets and liabilities that are measured at fair value on a non-recurring basis. The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination. As disclosed in Note 9, the Company completed two acquisitions during Fiscal 2010 which included operating assets, liabilities and certain intangible assets. The Company utilized level 2 and level 3 inputs to measure the fair value of these items.
Note 16: Commitments and Contingencies
Regulatory Matters
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through June 1, 2010 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States. During Fiscal 2010, the Company recorded expense of $2,850 in connection with this investigation. The Company continues to work with the GSA related to this matter. At the conclusion of this matter, the Company could be subject to damages, fines, penalties or other costs, either through settlement or judgment, which could be material.

Litigation Matters
In November 2006, two stockholder derivative lawsuits were filed against the Company itself, as a nominal defendant, and several of the Company’s current and former officers and directors in the United States District Court for the Western District of Pennsylvania (the “District Court”). The two substantially identical stockholder derivative complaints allege that the individual defendants improperly backdated and/or benefited from grants of stock options in violation of the Company’s stockholder-approved stock option plans during the period 1996-2002, improperly recorded and accounted for backdated stock options in violation of generally accepted accounting principles, improperly took tax deductions based on backdated stock options in violation of the Code, produced and disseminated false financial statements and Securities and Exchange Commission (the “SEC”) filings to the Company’s stockholders and to the market that improperly recorded and accounted for the backdated option grants, concealed the alleged improper backdating of stock options and obtained substantial benefits from sales of Company stock while in the possession of material inside information. The complaints sought damages on behalf of the Company against certain current and former officers and directors and allege breach of fiduciary duty, unjust enrichment, securities law violations and other claims. The two lawsuits were consolidated into a single action as In re Black Box Corporation Derivative Litigation, Master File No. 2:06-CV-1531 JFC, and plaintiffs filed an amended consolidated stockholder derivative complaint on August 31, 2007. During the second quarter of Fiscal 2010, the Company recorded expense of $3,992 in connection with an agreement in principle for settlement of this action and related matters arising out of the Company’s review of its historical stock option practices. During the third quarter of Fiscal 2010, certain of the parties to this action and certain insurers entered into a Memorandum of Understanding regarding this settlement. On January 22, 2010, the parties to this action and certain insurers executed a Stipulation of Compromise and Settlement (the “Stipulation”) and the parties to the action executed a Joint Motion for Preliminary and Final Approval of Proposed Settlement (the “Joint Motion”), and such documents were filed with the District Court. On January 27, 2010, the District Court entered an order preliminarily approving the proposed settlement and setting forth a process and scheduling a hearing for consideration of final approval of the proposed settlement (the “Preliminary Order”). Pursuant to the Preliminary Order, on February 1, 2010, the Company filed with the SEC a Current Report on Form 8-K regarding the proposed settlement and filed, as exhibits to such Form 8-K, the Joint Motion, the Stipulation, the Preliminary Order, a Notice of Proposed Settlement of Derivative Action and of Settlement Hearing (the “Notice”) and a proposed Order of Dismissal and Judgment. Also on February 1, 2010, the Company issued a press release including the Notice. On March 19, 2010, the District Court approved the settlement and executed an Order of Dismissal and Judgment. On April 20, 2010, no party having appealed the District Court’s Order of Dismissal and Judgment, the matter concluded. Thereafter, the Company received and paid the amounts due to and from it in accordance with the Stipulation.
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
Expenses Incurred by the Company
The Company has incurred significant expenses, in excess of its insurance deductible of $500, during prior fiscal periods, and continued to incur additional expenses through March 31, 2010, in relation to the following previously-disclosed items (i) the review by the Audit Committee of the Company’s historical stock option granting practices and related accounting for stock option grants, (ii) the informal inquiry and formal order of investigation by the SEC regarding the Company’s past stock option granting practices, (iii) the derivative action relating to the Company’s historical stock option granting practices filed against the Company as a nominal defendant and certain of the Company’s current and former directors and officers, as to whom it may have indemnification obligations and (iv) related matters. As of March 31, 2010, the total amount of such expenses, inclusive of the $3,992 referred to above, is $12,820 of which $5,000, the insurance policy limit, has been paid by the insurance company. The Company recorded expense of $4,829, $1,228 and $1,221 during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. These expenses are recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2010 and 2009, the Company has recorded a warranty reserve of $3,293 and $3,889, respectively.
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
The following table presents financial information about the Company’s reportable segments by geographic region:

	Fiscal
	2010	2009	2008

North America
Revenues	$829,233	$838,871	$837,402
Operating income	47,623	61,651	57,964
Depreciation	7,231	9,378	10,500
Intangibles amortization	15,156	10,715	6,579
Segment assets (as of March 31)	1,030,575	1,060,491	962,729

Europe
Revenues	$99,502	$121,839	$138,927
Operating income	10,148	12,548	19,278
Depreciation	362	420	447
Intangibles amortization	41	59	64
Segment assets (as of March 31)	121,731	125,781	159,661

All Other
Revenues	$32,658	$38,838	$40,413
Operating income	5,272	5,804	7,390
Depreciation	128	134	111
Intangibles amortization	5	16	36
Segment assets (as of March 31)	22,672	18,291	21,519

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of March 31, 2010, 2009 and 2008:

	March 31,
	2010	2009	2008

Segment assets for North America, Europe and All Other	$1,174,978	1,204,563	1,143,909
Corporate eliminations	(49,614)	(68,075)	(70,058)

Total consolidated assets	$1,125,364	1,136,488	1,073,851

The following table presents financial information about the Company by service type:

	Fiscal
	2010	2009	2008

Data Services
Revenues	$187,535	$191,436	$194,454
Gross profit	51,048	55,407	57,747

Voice Services
Revenues	$593,562	$598,319	$586,974
Gross profit	197,673	200,541	195,570

Hotline Services
Revenues	$180,296	$209,793	$235,314
Gross profit	86,660	101,232	113,303

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

Note 18: Quarterly Data (Unaudited)
The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Income for Fiscal 2010 and Fiscal 2009. All dollar amounts are in thousands, except per share amounts. Earnings per share data may not compute due to rounding.

	Fiscal 2010 (Unaudited)
	1Q10	2Q10	3Q10	4Q10	FY10

Revenues
Hotline products	$42,282	$45,511	$47,012	$45,491	$180,296
On-Site services	192,930	186,402	206,373	195,392	781,097

Total	235,212	231,913	253,385	240,883	961,393

Cost of sales
Hotline products	22,195	23,666	24,406	23,369	93,636
On-Site services	130,604	125,973	142,150	133,649	532,376

Total	152,799	149,639	166,556	157,018	626,012

Gross profit	82,413	82,274	86,829	83,865	335,381

Selling, general & administrative expenses	63,883	64,515	64,198	64,540	257,136
Intangibles amortization	4,045	2,150	3,108	5,899	15,202

Operating income	14,485	15,609	19,523	13,426	63,043

Interest expense (income), net	2,144	2,596	1,852	2,290	8,882
Other expenses (income), net	(142)	(85)	40	21	(166)

Income before provision for income taxes	12,483	13,098	17,631	11,115	54,327
Provision for income taxes	4,681	4,912	6,612	3,619	19,824

Net income	$7,802	$8,186	$11,019	$7,496	$34,503

Earnings per common share
Basic	$0.45	$0.47	$0.63	$0.43	$1.97
Diluted	$0.44	$0.47	$0.63	$0.43	$1.97

	Fiscal 2009 (Unaudited)
	1Q09	2Q09	3Q09	4Q09	FY09

Revenues
Hotline products	$55,639	$56,819	$51,550	$45,785	$209,793
On-Site services	186,914	196,991	210,303	195,547	789,755

Total	242,553	253,810	261,853	241,332	999,548

Cost of sales
Hotline products	27,982	28,917	27,380	24,282	108,561
On-Site services	126,429	131,836	143,555	131,987	533,807

Total	154,411	160,753	170,935	156,269	642,368

Gross profit	88,142	93,057	90,918	85,063	357,180

Selling, general & administrative expenses	66,468	65,729	66,085	68,105	266,387
Intangibles amortization	1,826	1,900	3,261	3,803	10,790

Operating income	19,848	25,428	21,572	13,155	80,003

Interest expense (income), net	(265)	2,648	5,722	2,174	10,279
Other expenses (income), net	(96)	263	376	18	561

Income before provision for income taxes	20,209	22,517	15,474	10,963	69,163
Provision for income taxes	7,376	8,218	5,647	2,613	23,854

Net income	$12,833	$14,299	$9,827	$8,350	$45,309

Earnings per common share
Basic	$0.73	$0.82	$0.56	$0.48	$2.59
Diluted	$0.73	$0.82	$0.56	$0.48	$2.59

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 based on the framework described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2010, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of its assessment with the Audit Committee.
Excluded Acquired Companies
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, Black Box completed the acquisition of Quanta and CBS during Fiscal 2010. Quanta and CBS represent approximately 0.9% and 0.7%, respectively, of the Company’s total assets as of March 31, 2010. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010 excludes an assessment of the internal control over financial reporting of Quanta and CBS.
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
Black Box Corporation
Lawrence, Pennsylvania
We have audited Black Box Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Quanta Systems, LLC and CBS Technologies Corp. (the “acquired subsidiaries”), which were acquired within the year ended March 31, 2010, and which are included in the consolidated balance sheets of Black Box Corporation as of March 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. The acquired subsidiaries constituted 2% of total assets and net assets, respectively, as of March 31, 2010, and 1% of revenues for the year then ended. The impact of the acquired subsidiaries on net income was negligible for the year ended March 31, 2010. Management did not assess the effectiveness of internal control over financial reporting of the acquired subsidiaries because of the timing of the acquisitions which were completed during the year ending March 31, 2010. Our audit of internal control over financial reporting of Black Box Corporation also did not include an evaluation of the internal control over financial reporting of the acquired subsidiaries.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2010 and our report dated May 28, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
May 28, 2010

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
(a)	Documents filed as part of this report

(1)	Financial Statements - no financial statements have been filed in this Form 10-K other than those in Item 8

(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit
Number	Description

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)

3(ii)	Amended and Restated By-laws of the Company, as amended (2)

10.1
Third Amended and Restated Credit Agreement, dated as of January 30, 2008, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (3)

10.2	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (4)

10.3	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (4)

10.4	Agreement between the Company and Francis W. Wertheimber (5)

10.5	Amended and Restated Agreement between the Company and Michael McAndrew (6)

10.6	Amended and Restated Agreement between the Company and R. Terry Blakemore (7)

10.7	1992 Stock Option Plan, as amended through August 9, 2007 (8)

10.8	1992 Director Stock Option Plan, as amended through August 9, 2007 (8)

10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (5)

10.10	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (5)

10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)

10.12	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (5)

10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)

10.14	Description of Fiscal 2009 Annual Incentive Plan (10)

10.15	Form of 2008 Long-Term Incentive Cash Award Agreement for Fiscal 2009 (10)

10.16	2008 Long-Term Incentive Plan (11)

10.17	Description of Fiscal 2010 Annual Incentive Plan(12)

10.18	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan)(12)

10.19	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan)(12)

10.20	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan)(12)

10.21	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan)(12)

10.22	Summary of Director Compensation (13)

21.1	Subsidiaries of the Registrant (13)

23.1	Consent of Independent Registered Accounting Firm (13)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

(1)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 5, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 30, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(11)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.

(13)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Dated: May 28, 2010
/s/ Michael McAndrew

Michael McAndrew, Executive Vice President,
Chief Financial Officer, Treasurer,
Secretary and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ WILLIAM F. ANDREWS	Director	May 28, 2010

William F. Andrews

/s/ RICHARD L. CROUCH	Director	May 28, 2010

Richard L. Crouch

/s/ THOMAS W. GOLONSKI	Director	May 28, 2010

Thomas W. Golonski

/s/ THOMAS G. GREIG	Director and Chairman of the Board	May 28, 2010

Thomas G. Greig

/s/ WILLIAM H. HERNANDEZ	Director	May 28, 2010

William H. Hernandez

/s/ EDWARD A. NICHOLSON	Director	May 28, 2010

Edward A. Nicholson

/s/ R. TERRY BLAKEMORE	Director, President and Chief Executive Officer	May 28, 2010

R. Terry Blakemore

/s/ MICHAEL MCANDREW	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	May 28, 2010

Michael McAndrew

SCHEDULE II
BLACK BOX CORPORATION
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at					Balance
	Beginning	Additions	Additions	Reductions		at End
	of	Charged	from	from		of
Description	Period	to Expenses	Acquisitions	Reserves	Other	Period

Year Ended March 31, 2010
Inventory reserves	$20,290	$2,177	$631	$(3,108)	$--	$19,990
Allowance for doubtful accounts/sales returns	9,934	2,408	182	(3,019)	--	9,505
Restructuring reserve	10,514	4,558	--	(9,500)	(93)	5,479

Year Ended March 31, 2009
Inventory reserves	$20,373	$2,896	$1,199	$(4,178)	$--	$20,290
Allowance for doubtful accounts/sales returns	12,612	4,336	203	(7,217)	--	9,934
Restructuring reserve	12,592	9,666	--	(11,941)	197	10,514

Year Ended March 31, 2008
Inventory reserves	$22,761	$3,258	$160	$(5,806)	$--	$20,373
Allowance for doubtful accounts/sales returns	14,253	7,509	90	(9,240)	--	12,612
Restructuring reserve	19,428	6,848	--	(13,684)	--	12,592

EXHIBIT INDEX

Exhibit
Number	Description

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)

3(ii)	Amended and Restated By-laws of the Company, as amended (2)

10.1
Third Amended and Restated Credit Agreement, dated as of January 30, 2008, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (3)

10.2	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (4)

10.3	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (4)

10.4	Agreement between the Company and Francis W. Wertheimber (5)

10.5	Amended and Restated Agreement between the Company and Michael McAndrew (6)

10.6	Amended and Restated Agreement between the Company and R. Terry Blakemore (7)

10.7	1992 Stock Option Plan, as amended through August 9, 2007 (8)

10.8	1992 Director Stock Option Plan, as amended through August 9, 2007 (8)

10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (5)

10.10	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (5)

10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)

10.12	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (5)

10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)

10.14	Description of Fiscal 2009 Annual Incentive Plan (10)

10.15	Form of 2008 Long-Term Incentive Cash Award Agreement for Fiscal 2009 (10)

10.16	2008 Long-Term Incentive Plan (11)

10.17	Description of Fiscal 2010 Annual Incentive Plan(12)

10.18	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan)(12)

10.19	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan)(12)

10.20	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan)(12)

10.21	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan)(12)

10.22	Summary of Director Compensation (13)

21.1	Subsidiaries of the Registrant (13)

23.1	Consent of Independent Registered Accounting Firm (13)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

(1)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 5, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 30, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(11)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.

(13)	Filed herewith.