Form 10-Q
period 2010-07-03
BLACK BOX CORP
filed 2010-08-12
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
As of August 6, 2010, there were 17,602,276 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JULY 3, 2010
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 3, 2010
In thousands, except par value	(Unaudited)	March 31, 2010*

Assets
Cash and cash equivalents	$16,955	$20,885
Accounts receivable, net of allowance for doubtful accounts of $8,571 and $9,505	147,026	141,211
Inventories, net	53,350	51,507
Costs/estimated earnings in excess of billings on uncompleted contracts	100,092	86,086
Prepaid and other current assets	29,147	28,090

Total current assets	346,570	327,779

Property, plant and equipment, net	22,847	23,568
Goodwill	638,937	641,965
Intangibles
Customer relationships, net	91,027	93,619
Other intangibles, net	29,862	30,374
Other assets	6,198	8,059

Total assets	$1,135,441	$1,125,364

Liabilities
Accounts payable	$78,417	$66,934
Accrued compensation and benefits	23,719	33,260
Deferred revenue	36,053	34,876
Billings in excess of costs/estimated earnings on uncompleted contracts	19,190	14,839
Income taxes	10,693	9,487
Other liabilities	38,715	41,798

Total current liabilities	206,787	201,194

Long-term debt	210,091	210,873
Other liabilities	20,415	23,303

Total liabilities	$437,293	$435,370

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$--	$--
Common stock authorized 100,000, par value $.001, 17,602 and 17,548 shares outstanding	25	25
Additional paid-in capital	454,849	451,778
Retained earnings	563,403	551,315
Accumulated other comprehensive income	3,448	9,971
Treasury stock, at cost 7,643 and 7,626 shares	(323,577)	(323,095)

Total stockholders’ equity	$698,148	$689,994

Total liabilities and stockholders’ equity	$1,135,441	$1,125,364

* Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended
	July 3 and June 27,
In thousands, except per share amounts	2010	2009

Revenues
Hotline products	$46,049	$42,282
On-Site services	217,547	192,930

Total	263,596	235,212

Cost of sales
Hotline products	24,818	22,195
On-Site services	149,164	130,604

Total	173,982	152,799

Gross profit	89,614	82,413

Selling, general & administrative expenses	63,620	63,883
Intangibles amortization	3,102	4,045

Operating income	22,892	14,485

Interest expense (income), net	1,690	2,144
Other expenses (income), net	1	(142)

Income before provision for income taxes	21,201	12,483

Provision for income taxes	8,057	4,681

Net income	$13,144	$7,802

Earnings per common share
Basic	$0.75	$0.45

Diluted	$0.75	$0.44

Weighted-average common shares outstanding
Basic	17,564	17,539

Diluted	17,597	17,539

Dividends per share	$0.06	$0.06

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three (3) months ended
	July 3 and June 27,
In thousands	2010	2009

Operating Activities
Net income	$13,144	$7,802
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	4,686	6,078
Loss (gain) on sale of property	(17)	76
Deferred taxes	2,254	548
Tax impact from equity awards	9	123
Stock compensation expense	3,002	1,643
Change in fair value of interest-rate swaps	(532)	(203)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	(6,774)	11,690
Inventories, net	(2,103)	2,555
All other current assets excluding deferred tax asset	(16,779)	(2,549)
Liabilities exclusive of long-term debt	4,358	(11,676)

Net cash provided by (used for) operating activities	$1,248	$16,087

Investing Activities
Capital expenditures	$(940)	$(567)
Capital disposals	44	29
Acquisition of businesses (payments)/recoveries	--	--
Prior merger-related (payments)/recoveries	(1,683)	(916)

Net cash provided by (used for) investing activities	$(2,579)	$(1,454)

Financing Activities
Proceeds from borrowings	$48,465	$38,385
Repayment of borrowings	(49,367)	(50,433)
Purchase of treasury stock	(482)	--
Proceeds from the exercise of stock options	78	--
Payment of dividends	(1,053)	(1,052)

Net cash provided by (used for) financing activities	$(2,359)	$(13,100)

Foreign currency exchange impact on cash	$(240)	$521

Increase / (decrease) in cash and cash equivalents	$(3,930)	$2,054
Cash and cash equivalents at beginning of period	$20,885	$23,720

Cash and cash equivalents at end of period	$16,955	$25,774

Supplemental Cash Flow:
Cash paid for interest	$2,236	$2,726
Cash paid for income taxes	4,621	1,606
Non-cash financing activities:
Dividends payable	1,056	1,052
Capital leases	56	4

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box” or the “Company”) is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of July 3, 2010, the Company had more than 3,000 professional technical experts in 194 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2010 (the “Form 10-K”).
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2010 and 2009 were July 3, 2010 and June 27, 2009. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
The consolidated financial statements include the accounts of the Company, which is the parent company, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires Company management (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include project progress towards completion to estimated budget allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, intangible assets and goodwill. Actual results could differ from those estimates. Management believes the estimates made are reasonable. The Company assessed events subsequent to June 30, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Note 2: Significant Accounting Policies / Recent Accounting Pronouncements
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2011.
Recent Accounting Pronouncements
There have been no accounting pronouncements adopted during the three month period ended June 30, 2010 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued during the three month period ended June 30, 2010 but not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements. See the Company’s consolidated financial statements in the Form 10-K for a discussion of other new accounting pronouncements issued but not yet adopted.
Note 3: Inventories
The Company’s inventories consist of the following:

	June 30, 2010	March 31, 2010

Raw materials	$1,567	$1,545
Finished goods	71,526	69,952

Subtotal	$73,093	$71,497
Excess and obsolete inventory reserves	(19,743)	(19,990)

Inventory, net	$53,350	$51,507

Note 4: Goodwill
The following table summarizes changes to Goodwill at the Company’s reportable segments for the periods presented:

	North
	America	Europe	All Other	Total

Balance as of March 31, 2010	$571,867	$67,913	$2,185	$641,965
Currency translation	2	(2,978)	(52)	(3,028)

Balance as of June 30, 2010	$571,869	$64,935	$2,133	$638,937

At and since September 26, 2009 (the date of the Company’s most recent annual goodwill impairment assessment), the Company’s stock market capitalization has been lower than its net book value. However, each of the Company’s reporting units continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so throughout the remainder of Fiscal 2011 and beyond. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the net book value.

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	June 30, 2010			March 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$10,318	$8,414	$1,904	$10,391	$8,193	$2,198
Customer relationships	118,209	27,182	91,027	118,209	24,590	93,619
Acquired backlog	17,349	17,130	219	17,349	16,912	437

Total	$145,876	$52,726	$93,150	$145,949	$49,695	$96,254

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$181,868	$60,979	$120,889	$181,941	$57,948	$123,993

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets for the periods presented:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2010	$27,739	$2,635	$93,619	$123,993
Amortization expense	--	(510)	(2,592)	(3,102)
Currency translation	--	(2)	--	(2)

Balance at June 30, 2010	$27,739	$2,123	$91,027	$120,889

Intangibles amortization was $3,102 and $4,045 for the three (3) months ended June 30, 2010 and 2009, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2010.
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2011, each of the succeeding four fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of June 30, 2010 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2011	$8,702
2012	11,009
2013	10,028
2014	8,848
2015	7,713
Thereafter	46,850

Total	$93,150

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	June 30, 2010	March 31, 2010

Revolving credit agreement	$209,235	$209,860
Capital lease obligations	1,751	1,967
Other	2	7

Total debt	$210,988	$211,834
Less: current portion (included in Other liabilities)	(897)	(961)

Long-term debt	$210,091	$210,873

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2010, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended June 30, 2010 was $233,660, $219,773 and 1.3%, respectively, compared to $261,750, $255,027 and 1.6%, respectively, for the three (3) months ended June 30, 2009.
Capital lease obligations
The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest rates ranging from 6.5% to 12.3%.
Other
Other debt is comprised of other third-party, non-employee loans.
Unused available borrowings
As of June 30, 2010, the Company had $4,636 outstanding in letters of credit and $136,129 in unused commitments under the Credit Agreement.
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

Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of June 30, 2010, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $98,223 and will expire within eleven (11) months. There was no hedge ineffectiveness for the three (3) months ended June 30, 2010 and 2009, respectively.
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
The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income for the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at	at	at	at
		June 30,	March 31,	June 30,	March 31,
	Classification	2010	2010	2010	2010

Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (short-term)	$--	$--	$4,415	$3,130
Foreign currency contracts	Prepaid and other current assets	$991	$514	$--	$--

Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (short-term)	$--	$--	$4,739	$5,271

		Three (3) months ended June 30,
	Classification	2010	2009

Derivatives designated as hedging instruments
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$(345)	$(145)
(Gain) loss reclassified from Accumulated Other Comprehensive Income (“AOCI”) into income (effective portion) – net of taxes	Selling, general & administrative expenses	$128	$71

		Three (3) months ended June 30,
	Classification	2010	2009

Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Interest expense (income), net	$532	$203

Note 8: Fair Value Disclosures
Recurring fair value measurements: The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$991	$--	$991

	Liabilities at Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$4,415	$--	$4,415
Interest-rate swaps	--	4,739	--	4,739

Total	$--	$9,154	$--	$9,154

Note 9: Acquisitions
Fiscal 2011 acquisitions:
There have been no acquisitions during the three (3) month period ended June 30, 2010.
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
Note 10: Income Taxes
The Company recorded income tax expense of $8,057, an effective tax rate of 38.0%, and $4,681, an effective tax rate of 37.5%, for the three (3) months ended June 30, 2010 and 2009, respectively. The effective rate for the three (3) months ended June 30, 2010 of 38.0% differs from the federal statutory rate primarily due to state income taxes, uncertain income tax positions (including interest and penalties), partially offset by foreign currency exchange effects on previously-taxed income and foreign earnings taxed at a lower statutory rate.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
Fiscal 2007 through Fiscal 2009 remain open to examination by the IRS. Fiscal 2004 through Fiscal 2009 remain open to examination by state and foreign taxing jurisdictions.

Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the “Incentive Plan”) which replaces the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of June 30, 2010, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 2,391,708 shares of common stock, par value $.001 (the “common stock”).
The Company recognized stock-based compensation expense of $3,002 ($1,861 net of tax), or $0.11 per diluted share, and $1,643 ($1,027 net of tax), or $0.06 per diluted share, for the three (3) months ended June 30, 2010 and 2009. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
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

	Three (3) months ended June 30,
	2010	2009

Expected life (in years)	4.9	5.0
Risk free interest rate	2.3%	2.7%
Annual forfeiture rate	2.1%	2.5%
Volatility	41.4%	45.5%
Dividend yield	0.8%	0.9%

The following table summarizes the Company’s stock option activity for the period presented and as of June 30, 2010:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in 000’s)	Price	(Years)	(000’s)

Outstanding at March 31, 2010	3,187	$35.66
Granted	234	32.21
Exercised	(3)	28.93
Forfeited or expired	(7)	34.66

Outstanding at June 30, 2010	3,411	$35.43	5.7	$--
Exercisable at June 30, 2010	2,714	$36.65	4.9	$--

The weighted-average grant-date fair value of options granted during the three (3) months ended June 30, 2010 and 2009 was $11.69 and $13.16, respectively. The total intrinsic value of options exercised during the three (3) months ended June 30, 2010 and 2009 was $4 and $0, respectively, based on the closing stock price of the common stock on July 2, 2010 of $27.29.
The following table summarizes certain information regarding the Company’s non-vested stock options for the period presented:

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Non-vested as of March 31, 2010	866	$9.42
Granted	234	11.69
Forfeited	(1)	8.56
Vested	(402)	9.19

Non-vested as of June 30, 2010	697	$10.32

As of June 30, 2010, there was $6,374 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity for the period presented:

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2010	149	$28.75
Granted	175	30.72
Vested	(67)	29.28
Forfeited	(1)	27.78

Outstanding at June 30, 2010	256	$29.96

The total fair value of shares that vested during the three (3) months ended June 30, 2010 and 2009 was $1,985 and $497, respectively.
As of June 30, 2010, there was $6,979 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.4 years.
Performance share awards
Performance share awards are subject to certain performance goals including the Company’s Relative Total Shareholder Return (“TSR”) Ranking and cumulative Adjusted EBITDA over a two or three year period. The Company’s Relative TSR Ranking metric is based on the two or three year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation which includes the following weighted-average assumptions.

	Three (3) months ended June 30,
	2010	2009

Expected Volatility	52.3%	58.8%
Risk free interest rate	1.4%	1.0%
Dividend yield	0.8%	0.7%

The following table summarizes the Company’s performance share award activity for the period presented:

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2010	100	$33.05
Granted	79	33.24
Vested	--	--
Forfeited	--	--

Outstanding at June 30, 2010	179	$33.13

No shares vested during the three (3) months ended June 30, 2010.
As of June 30, 2010, there was $4,635 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.8 years.

Note 12: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended June 30,
	2010	2009

Net income	$13,144	$7,802

Weighted-average common shares outstanding (basic)	17,564	17,539
Effect of dilutive securities from equity awards	33	--

Weighted-average common shares outstanding (diluted)	17,597	17,539

Basic earnings per common share	$0.75	$0.45

Dilutive earnings per common share	$0.75	$0.44

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,714,947 and 3,433,649 non-dilutive equity awards outstanding for the three (3) months ended June 30, 2010 and 2009, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.
Note 13: Comprehensive income and AOCI
The following table details the computation of comprehensive income for the periods presented:

	Three (3) months ended June 30,
	2010	2009
Net income	$13,144	$7,802

Foreign currency translation adjustment	(6,346)	11,503
Derivative Instruments (net of tax):
Net change in fair value of cash flow hedging instruments (net of tax)	(345)	(145)
Amounts reclassified into results of operations	128	71
Pension (net of tax):
Unrealized gain (loss)	5	(130)
Amounts reclassified into results of operations	35	35

Other comprehensive income (loss)	$(6,523)	$11,334

Comprehensive income (loss)	$6,621	$19,136

The components of AOCI consisted of the following for the periods presented:

	June 30, 2010	March 31, 2010

Foreign currency translation adjustment	$6,952	$13,298
Unrealized gains (losses) on derivatives designated and qualified as cash flow hedges	(537)	(320)
Unrecognized gain (losses) on defined benefit pension	(2,967)	(3,007)

Accumulated other comprehensive income	$3,448	$9,971

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
The following table presents financial information about the Company’s reportable segments by geographic region for the periods presented:

	Three (3) months ended June 30,
	2010	2009

North America
Revenues	$230,484	$204,583
Operating income	19,167	11,575
Depreciation	1,470	1,921
Intangibles amortization	3,093	4,034
Assets (as of June 30)	1,045,825	1,047,304

Europe
Revenues	$24,942	$23,886
Operating income	2,336	2,089
Depreciation	78	84
Intangibles amortization	8	10
Assets (as of June 30)	121,576	134,666

All Other
Revenues	$8,170	$6,743
Operating income	1,389	821
Depreciation	36	28
Intangibles amortization	1	1
Assets (as of June 30)	22,781	18,974

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of June 30, 2010 and 2009:

	As of June 30,
	2010	2009

Segment assets for North America, Europe and All Other	$1,190,182	$1,200,944
Corporate eliminations	(54,741)	(65,244)

Total consolidated assets	$1,135,441	$1,135,700

The following table presents financial information about the Company by service type for the periods presented:

	Three (3) months ended June 30,
	2010	2009

Data Services
Revenues	$53,957	$51,410
Gross profit	14,350	13,947

Voice Services
Revenues	$163,590	$141,520
Gross profit	54,033	48,379

Hotline Services
Revenues	$46,049	$42,282
Gross profit	21,231	20,087

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

Note 15: Commitments and Contingencies
Regulatory Matters
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena requires production of documents and information. The Company understands that the materials are being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. The Company has executed an agreement with the United States tolling the statute of limitations on any action by the United States through July 1, 2010 in order for the parties to discuss the merits of these allegations prior to the possible commencement of any litigation by the United States. During Fiscal 2010, the Company recorded expense of $2,850 in connection with this investigation. The Company continues to work with the GSA related to this matter. At the conclusion of this matter, the Company could be subject to damages, fines, penalties or other costs, either through settlement or judgment, which could be material.
Litigation Matters
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Management believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.
There has been no other significant or unusual activity during Fiscal 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) months ended June 30, 2010 and 2009 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box,” the “Company,” “we” or “our”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2010 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of June 30, 2010 and 2009 were July 3, 2010 and June 27, 2009, respectively. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
The Company
Black Box is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of June 30, 2010, the Company had more than 3,000 professional technical experts in 194 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
There is and has been a trend toward convergence of voice and data networks. Since the Company has technical expertise in both of these areas, the Company believes that this is a competitive advantage. Both the Voice Services and Data Services businesses generate backlog. At June 30, 2010, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $229,000 and relates primarily to Voice Services and Data Services.

The Company generates Hotline Services revenues from the sale of more than 118,000 products through its catalog, Internet Web site and the Company’s On-Site services offices. The sale of these products is a highly fragmented and competitive business. The Company has been in this business for over 30 years and has developed a reputation for providing high quality products, free 24/7/365 technical support, comprehensive warranties and rapid order fulfillment. With an average order size of less than one thousand dollars, the Company’s Hotline Services is less impacted by capital spending and more so on general IT spending. The Company’s Hotline Services business provides additional distribution and support capabilities along with access to Black Box branded products to both the Data Services and Voice Services businesses which provides cost benefits.
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
Company management (“Management”) strives to develop extensive and long-term relationships with high-quality customers as Management believes that satisfied customers will demand quality services and product offerings even in economic downturns.
Management is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2009 through June 30, 2010 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. Fiscal 2010 acquisitions were (i) Quanta Systems, LLC (“Quanta”) and (ii) CBS Technologies Corp. (“CBS”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of these current expenses and an estimate of these future expenses for Fiscal 2011 (by quarter) based on information available to the Company as of June 30, 2010:

	1Q11	2Q11	3Q11	4Q11	Fiscal 2011

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$--	$--	$--	$--	$--

Intangibles amortization
Amortization of intangible assets on acquisitions	$3,093	$3,051	$2,808	$2,808	$11,760

Total	$3,093	$3,051	$2,808	$2,808	$11,760

The following table is included to provide a schedule of these expenses during Fiscal 2010 (by quarter):

	1Q10	2Q10	3Q10	4Q10	Fiscal 2010

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$--	$--	$128	$348	$476

Intangibles amortization
Amortization of intangible assets on acquisitions	$4,031	$2,134	$3,099	$5,886	$15,150

Total	$4,031	$2,134	$3,227	$6,234	$15,626

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended June 30,
	2010		2009
		% of total		% of total
	$	revenue	$	revenue

Revenues
North America	$230,484	87.4%	$204,583	87.0%
Europe	24,942	9.5%	23,886	10.1%
All Other	8,170	3.1%	6,743	2.9%

Total	$263,596	100%	$235,212	100%

Operating income
North America	$19,167		$11,575
% of North America revenues	8.3%		5.7%

Europe	$2,336		$2,089
% of Europe revenues	9.4%		8.7%

All Other	$1,389		$821
% of All Other revenues	17.0%		12.2%

Total	$22,892	8.7%	$14,485	6.2%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Three (3) months ended June 30,
	2010		2009
		% of total		% of total
	$	revenue	$	revenue

Revenues
Data Services	$53,957	20.4%	$51,410	21.9%
Voice Services	163,590	62.1%	141,520	60.1%
Hotline Services	46,049	17.5%	42,282	18.0%

Total	$263,596	100%	$235,212	100%

Gross profit
Data Services	$14,350		$13,947
% of Data Services revenues	26.6%		27.1%

Voice Services	$54,033		$48,379
% of Voice Services revenues	33.0%		34.2%

Hotline Services	$21,231		$20,087
% of Hotline Services revenues	46.1%		47.5%

Total	$89,614	34.0%	$82,413	35.0%

First quarter of Fiscal 2011 (“1Q11”) compared to first quarter of Fiscal 2010 (“1Q10”):
Total Revenues
Total revenues for 1Q11 were $263,596, an increase of 12% compared to total revenues for 1Q10 of $235,212. The Acquired Companies contributed incremental revenue of $8,012 and $0 for 1Q11 and 1Q10, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $151 in 1Q11 relative to the U.S. dollar, total revenues would have increased 9% from $235,212 to $255,433 for the reasons discussed below. There were a total of 66 selling days in 1Q11 compared to 62 selling days in 1Q10 which represents a 6% increase in the number of selling days in 1Q11 over 1Q10.

Revenues by Geography
North America
Revenues in North America for 1Q11 were $230,484, an increase of 13% compared to revenues for 1Q10 of $204,583. The Acquired Companies contributed incremental revenue of $8,012 and $0 for 1Q11 and 1Q10, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $681 in 1Q11 relative to the U.S. dollar, North American revenues would have increased 8% from $204,583 to $221,791. The Company believes that this increase is primarily due to a four (4) selling day increase over the prior year, increased activity for both end-user and indirect sales of its Voice Services within the government (primarily federal), retail and business services revenue verticals, increased activity for both end-user and indirect sales of its Data Services within the business services revenue vertical and a general increase in activity for its Hotline Services, partially offset by a decrease related to a nonrecurring Data Services project completed during Fiscal 2010.
Europe
Revenues in Europe for 1Q11 were $24,942, an increase of 4% compared to revenues for 1Q10 of $23,886. Excluding the negative exchange rate impact of $954 in 1Q11 relative to the U.S. dollar, Europe revenues would have increased 8% from $23,886 to $25,896. The Company believes that this increase is primarily due to a four (4) selling day increase over the prior year and increased activity for indirect sales of its Hotline Services within the government revenue vertical, partially offset by continuing weak general economic conditions that affected client demand for its Data Services.
All Other
Revenues for All Other for 1Q11 were $8,170, an increase of 21% compared to revenues for 1Q10 of $6,743. Excluding the positive exchange rate impact of $424 in 1Q11 relative to the U.S. dollar, All Other revenues would have increased 15% from $6,743 to $7,746.
Revenue by Service Type
Data Services
Revenues from Data Services for 1Q11 were $53,957, an increase of 5% compared to revenues for 1Q10 of $51,410. Excluding the positive exchange rate impact of $357 in 1Q11 relative to the U.S. dollar for its international Data Services, Data Services revenues would have increased 4% from $51,410 to $53,600. The Company believes that this increase is primarily due to a four (4) selling day increase over the prior year and increased activity for both end-user and indirect sales in North America within the business services revenue vertical, partially offset by a decrease related to a nonrecurring project in North America completed during Fiscal 2010 and continuing weak general economic conditions that affected client demand for these services in Europe.
Voice Services
Revenues from Voice Services for 1Q11 were $163,590, an increase of 16% compared to revenues for 1Q10 of $141,520. The Acquired Companies contributed incremental revenue of $8,012 and $0 for 1Q11 and 1Q10, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have increased 10% from $141,520 to $155,578. The Company believes that this increase is primarily due to a four (4) selling day increase over the prior year and increased activity for both end-user and indirect sales within the government (primarily federal), retail and business services revenue verticals. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 1Q11 were $46,049, an increase of 9% compared to revenues for 1Q10 of $42,282. Excluding the negative exchange rate impact of $206 in 1Q11 relative to the U.S. dollar for its international Hotline Services, Hotline Services revenues would have increased 9% from $42,282 to $46,255. The Company believes that this increase is primarily due to a four (4) selling day increase over the prior year, increased activity for indirect sales in Europe within the government revenue vertical and a general increase in activity in North America.

Gross profit
Gross profit dollars for 1Q11 were $89,614, an increase of 9% compared to gross profit dollars for 1Q10 of $82,413. Gross profit as a percent of revenues for 1Q11 was 34.0%, a decrease of 1.0% compared to gross profit as a percentage of revenues for 1Q10 of 35.0%. The Company believes the percent decrease was due primarily to an increase in project-related work, which carries a lower margin than MAC work and maintenance work, in its Voice Services, lower margin projects primarily due to continued pricing pressures for its Data Services and product and client mix for its Hotline Services. The dollar increase is primarily due to the increase in revenues partially offset by the decrease in gross profit as a percentage of revenues.
Gross profit dollars for Data Services for 1Q11 were $14,350, or 26.6% of revenues, compared to gross profit dollars for 1Q10 of $13,947, or 27.1% of revenues. Gross profit dollars for Voice Services for 1Q11 were $54,033, or 33.0% of revenues, compared to gross profit dollars for 1Q10 of $48,379, or 34.2% of revenues. Gross profit dollars for Hotline Services for 1Q11 were $21,231, or 46.1% of revenues, compared to gross profit dollars for 1Q10 of $20,087, or 47.5% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 1Q11 were $63,620, nearly equivalent to Selling, general & administrative expenses for 1Q10 of $63,883. Selling, general & administrative expenses as a percent of revenues for 1Q11 were 24.1% compared to 27.2% for 1Q10. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to increased revenues and the Company’s efforts during Fiscal 2010 to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services.
Intangibles amortization
Intangibles amortization for 1Q11 was $3,102, a decrease of $943 compared to Intangibles amortization for 1Q10 of $4,045. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by addition of intangible assets from acquisitions completed subsequent to the first quarter of Fiscal 2010.
Operating income
As a result of the foregoing, Operating income for 1Q11 was $22,892, or 8.7% of revenues, an increase of $8,407 compared to Operating income for 1Q10 of $14,485, or 6.2% of revenues.
Interest expense (income), net
Net interest expense for 1Q11 was $1,690, or 0.6% of revenues, compared to net interest expense for 1Q10 of $2,144, or 0.9% of revenues. The Company’s interest-rate swaps contributed gains of $532 and $203 for 1Q11 and 1Q10, respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased $125 from $2,347, or 1.0% of revenues, to $2,222, or 0.8% of revenues. This decrease in net interest expense is due to decreases in the weighted-average interest rate from 1.6% for 1Q10 to 1.3% for 1Q11 and in the weighted-average outstanding debt from $255,027 for 1Q10 to $219,773 for 1Q11. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.
Provision for income taxes
The tax provision for 1Q11 was $8,057, an effective tax rate of 38.0%. This compares to the tax provision for 1Q10 of $4,681, an effective tax rate of 37.5%. The tax rate for 1Q11 was higher than 1Q10 due to changes in the overall mix of taxable income among worldwide offices and additional uncertain income tax positions (including interest and penalties). The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 1Q11 was $13,144, or 5.0% of revenues, compared to Net income for 1Q10 of $7,802, or 3.3% of revenues.

Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities during 1Q11 was $1,248. Significant factors contributing to the source of cash were: net income of $13,144 inclusive of non-cash charges of $4,686 and $3,002 for amortization / depreciation expense and stock compensation expense, respectively, as well as increases in trade accounts payable of $11,890 and billings in excess of costs of $4,372. Significant factors contributing to a use of cash include increases in trade accounts receivable, net inventory and costs in excess of billings of $6,774, $2,103 and $14,111, respectively, primarily due to increased business activity during 1Q11 as well as decreases in accrued compensation and benefits of $9,289 (primarily due to the payment of Fiscal 2010 year-end bonuses and incentive compensation during 1Q11), other liabilities of $3,071 and restructuring reserves of $1,618. Changes in the above accounts are based on average Fiscal 2011 exchange rates.
Net cash provided by operating activities during 1Q10 was $16,087. Significant factors contributing to the source of cash were: net income of $7,802 inclusive of non-cash charges of $6,078 and $1,643 for amortization / depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $2,555 and net trade accounts receivable of $11,690 and an increase in accrued taxes of $2,442. Significant factors contributing to a use of cash include decreases in billings in excess of costs, restructuring reserves, accrued compensation and benefits and deferred revenue of $2,488, $3,041, $5,688 and $1,290, respectively, and an increase in costs in excess of billings of $4,464. Changes in the above accounts are based on average Fiscal 2010 exchange rates.
As of June 30, 2010 and 2009, the Company had cash and cash equivalents of $16,955 and $25,774, respectively, working capital of $139,783 and $136,276, respectively, and a current ratio of 1.7 and 1.7, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during 1Q11 was $2,579. Significant factors contributing to the cash outflow were: $1,683 for holdbacks and contingent fee payments related to prior period acquisitions and $940 for gross capital expenditures.
Net cash used by investing activities during 1Q10 was $1,454. Significant factors contributing to the cash outflow were: $916 for holdbacks and contingent fee payments related to prior period acquisitions and $567 for gross capital expenditures.
Financing Activities
Net cash used by financing activities during 1Q11 was $2,359. Significant factors contributing to the cash outflow were $1,053 for the payment of dividends and $902 of net payments on long-term debt.
Net cash used by financing activities during 1Q10 was $13,100. Significant factors contributing to the cash outflow were $12,048 of net payments on long-term debt and $1,052 for the payment of dividends.
Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2010, the Company was in compliance with all financial covenants under the Credit Agreement.
As of June 30, 2010, the Company had total debt outstanding of $210,091. Total debt was comprised of $209,235 outstanding under the Credit Agreement, $1,751 of obligations under capital leases and $2 of various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended June 30, 2010 was $233,660, $219,773 and 1.3%, respectively, compared to $261,750, $255,027 and 1.6%, respectively, for the three (3) months ended June 30, 2009.
As of June 30, 2010, the Company had $4,636 outstanding in letters of credit and $136,129 in unused commitments under the Credit Agreement.

Dividends
Fiscal 2011
1Q11 - The Company’s Board of Directors (the “Board”) declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,056 and was paid on July 19, 2010 to stockholders of record at the close of business on July 2, 2010.
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
Repurchase of Common Stock
Fiscal 2011
There were no purchases of common stock during the three month period ended June 30, 2010. During such period, the Company made tax payments of $482 and withheld 16,488 shares of common stock, which were designated as treasury shares, for an average price per share of $29.26, related to share withholding to satisfy income taxes due as a result of the vesting in May 2010 of certain restricted stock units.
Fiscal 2010
There were no purchases of common stock during Fiscal 2010.
Since the inception of the repurchase program in April 1999 through June 30, 2010, the Company has repurchased 7,626,195 shares of common stock for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. These shares do not include the treasury shares withheld for tax payments resulting from the vesting in May 2010 of certain restricted stock units. As of June 30, 2010, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20,000.
Legal Proceedings
See the matter discussed in Note 15 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q (this “Form 10-Q”), which information is incorporated herein by reference.
Inflation
The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.
Valuation of Goodwill
Since September 26, 2009 (the date of the Company’s most recent annual goodwill impairment assessment), the Company’s stock market capitalization has been lower than its net book value. However, each of the Company’s reporting units continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so throughout the remainder of Fiscal 2011 and beyond. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.

Critical Accounting Policies/ Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. There have been no changes to the Company’s critical accounting policies during the three (3) months ended June 30, 2010.
Impact of Recently Issued Accounting Pronouncements
See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of recently-issued accounting standards and the related impact on the Company’s consolidated financial statements.
Cautionary Forward Looking Statements
When included in this Form 10-Q or in documents incorporated herein by reference, the words “should,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “targets,” “plans” and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs, successful marketing of DVH services, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology and various other matters, many of which are beyond the Company’s control. Additional risk factors are included in the Form 10-K. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of June 30, 2010, the Company had total long-term obligations of $209,235 under the Credit Agreement. Of the outstanding debt, $150,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $59,235 was in variable rate obligations. As of June 30, 2010, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $146 ($91 net of tax) assuming the Company employed no intervention strategies.
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
As of June 30, 2010, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.12 to 1.23 Australian dollar, 1.01 to 1.07 Canadian dollar, 5.08 to 6.21 Danish krone, 0.68 to 0.83 Euro, 12.66 to 12.66 Mexican peso, 5.68 to 6.74 Norwegian kroner, 0.59 to 0.69 British pound sterling, 6.97 to 7.97 Swedish krona, 1.01 to 1.18 Swiss franc and 91.83 to 93.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $98,223 and will expire within eleven (11) months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisition of Quanta during Fiscal 2010. Quanta represents approximately 0.8% of the Company’s total assets as of June 30, 2010. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010 excludes an assessment of the internal control over financial reporting of Quanta.
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

Item 6. Exhibits.

Exhibit
Number	Description
10.1	Description of Annual Incentive Plan (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

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

Dated: August 12, 2010	BLACK BOX CORPORATION
/s/ Michael McAndrew
Michael McAndrew, Executive Vice President,
Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Description of Annual Incentive Plan (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.