Form 10-Q
period 2010-10-02
BLACK BOX CORP
filed 2010-11-10
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 5, 2010, there were 17,692,190 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED OCTOBER 2, 2010
INDEX

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 2, 2010
In thousands, except par value	(Unaudited)	March 31, 2010*

Assets
Cash and cash equivalents	$20,220	$20,885
Accounts receivable, net of allowance for doubtful accounts of $7,503 and $9,505	156,215	141,211
Inventories, net	53,536	51,507
Costs/estimated earnings in excess of billings on uncompleted contracts	103,350	86,086
Prepaid and other current assets	32,719	28,090

Total current assets	366,040	327,779

Property, plant and equipment, net	22,396	23,568
Goodwill	644,416	641,965
Intangibles
Customer relationships, net	88,438	93,619
Other intangibles, net	29,403	30,374
Other assets	7,111	8,059

Total assets	$1,157,804	$1,125,364

Liabilities
Accounts payable	$71,397	$66,934
Accrued compensation and benefits	28,371	33,260
Deferred revenue	35,207	34,876
Billings in excess of costs/estimated earnings on uncompleted contracts	19,966	14,839
Income taxes	14,818	9,487
Other liabilities	36,128	41,798

Total current liabilities	205,887	201,194

Long-term debt	207,135	210,873
Other liabilities	19,047	23,303

Total liabilities	$432,069	$435,370

Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$--	$--
Common stock authorized 100,000, par value $.001, 17,610 and 17,548 shares outstanding	25	25
Additional paid-in capital	457,535	451,778
Retained earnings	575,896	551,315
Accumulated other comprehensive income	15,856	9,971
Treasury stock, at cost 7,643 and 7,626 shares	(323,577)	(323,095)

Total stockholders’ equity	$725,735	$689,994

Total liabilities and stockholders’ equity	$1,157,804	$1,125,364

* Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended		Six (6) months ended
	October 2 and September 26,		October 2 and September 26,
In thousands, except per share amounts	2010	2009	2010	2009

Revenues
Hotline products	$46,415	$45,511	$92,464	$87,793
On-Site services	226,509	186,402	444,056	379,332

Total	272,924	231,913	536,520	467,125

Cost of sales
Hotline products	25,018	23,666	49,836	45,861
On-Site services	157,786	125,973	306,950	256,577

Total	182,804	149,639	356,786	302,438

Gross profit	90,120	82,274	179,734	164,687

Selling, general & administrative expenses	63,534	64,515	127,154	128,398
Intangibles amortization	3,058	2,150	6,160	6,195

Operating income	23,528	15,609	46,420	30,094

Interest expense (income), net	1,742	2,596	3,432	4,740
Other expenses (income), net	(66)	(85)	(65)	(227)

Income before provision for income taxes	21,852	13,098	43,053	25,581

Provision for income taxes	8,302	4,912	16,359	9,593

Net income	$13,550	$8,186	$26,694	$15,988

Earnings per common share
Basic	$0.77	$0.47	$1.52	$0.91

Diluted	$0.77	$0.47	$1.51	$0.91

Weighted-average common shares outstanding
Basic	17,607	17,548	17,574	17,544

Diluted	17,694	17,548	17,646	17,544

Dividends per share	$0.06	$0.06	$0.12	$0.12

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six (6) months ended
	October 2 and September 26,
In thousands	2010	2009

Operating Activities
Net income	$26,694	$15,988
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	9,296	10,112
Loss (gain) on sale of property	(17)	25
Deferred taxes	1,244	637
Tax impact from equity awards	29	702
Stock compensation expense	5,506	3,279
Change in fair value of interest-rate swaps	(846)	177
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	(14,103)	23,064
Inventories, net	(1,757)	3,624
All other current assets excluding deferred tax asset	(21,252)	(10,715)
Liabilities exclusive of long-term debt	3,345	(16,344)

Net cash provided by (used for) operating activities	$8,139	$30,549

Investing Activities
Capital expenditures	$(1,885)	$(1,033)
Capital disposals	45	103
Acquisition of businesses (payments)/recoveries	--	--
Prior merger-related (payments)/recoveries	(1,683)	(1,305)

Net cash provided by (used for) investing activities	$(3,523)	$(2,235)

Financing Activities
Proceeds from borrowings	$103,930	$74,855
Repayment of borrowings	(107,887)	(101,848)
Purchase of treasury stock	(482)	--
Proceeds from the exercise of stock options	280	--
Payment of dividends	(2,109)	(2,104)

Net cash provided by (used for) financing activities	$(6,268)	$(29,097)

Foreign currency exchange impact on cash	$987	$848

Increase / (decrease) in cash and cash equivalents	$(665)	$65
Cash and cash equivalents at beginning of period	$20,885	$23,720

Cash and cash equivalents at end of period	$20,220	$23,785

Supplemental Cash Flow:
Cash paid for interest	$4,346	$5,067
Cash paid for income taxes	9,917	6,555
Non-cash financing activities:
Dividends payable	1,057	1,053
Capital leases	121	4

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box” or the “Company”) is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of October 2, 2010, the Company had more than 3,000 professional technical experts in 194 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2010 and 2009 were October 2, 2010 and September 26, 2009. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
The consolidated financial statements include the accounts of the Company, which is the parent company, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires Company management (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include project progress towards completion to estimated budget, allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, intangible assets and goodwill. Actual results could differ from those estimates. Management believes the estimates made are reasonable. The Company assessed events subsequent to September 30, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

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
Recent Accounting Pronouncements
There have been no accounting pronouncements adopted during the three (3) and six (6) months ended September 30, 2010 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued during the three (3) and six (6) months ended September 30, 2010 but not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements. See the Company’s consolidated financial statements in the Form 10-K for a discussion of other new accounting pronouncements issued but not yet adopted.
Note 3: Inventories
The Company’s inventories consist of the following:

	September 30, 2010	March 31, 2010

Raw materials	$1,470	$1,545
Finished goods	72,115	69,952

Subtotal	$73,585	$71,497
Excess and obsolete inventory reserves	(20,049)	(19,990)

Inventory, net	$53,536	$51,507

Note 4: Goodwill
The following table summarizes changes to Goodwill at the Company’s reportable segments for the periods presented:

	North
	America	Europe	All Other	Total

Balance as of March 31, 2010	$571,867	$67,913	$2,185	$641,965
Currency translation	--	2,602	43	2,645
Prior period acquisitions (see Note 9)	(194)	--	--	(194)

Balance as of September 30, 2010	$571,673	$70,515	$2,228	$644,416

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

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	September 30, 2010			March 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$10,464	$8,800	$1,664	$10,391	$8,193	$2,198
Customer relationships	118,209	29,771	88,438	118,209	24,590	93,619
Acquired backlog	17,349	17,349	--	17,349	16,912	437

Total	$146,022	$55,920	$90,102	$145,949	$49,695	$96,254

Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$182,014	$64,173	$117,841	$181,941	$57,948	$123,993

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets for the periods presented:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2010	$27,739	$2,635	$93,619	$123,993
Amortization expense	--	(979)	(5,181)	(6,160)
Currency translation	--	8	--	8

Balance at September 30, 2010	$27,739	$1,664	$88,438	$117,841

Intangibles amortization was $3,058 and $2,150 for the three (3) months ended September 30, 2010 and 2009, respectively, and $6,160 and $6,195 for the six (6) months ended September 30, 2010 and 2009, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2010.
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2011, each of the succeeding four fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of September 30, 2010 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2011	$5,639
2012	11,013
2013	10,034
2014	8,852
2015	7,713
Thereafter	46,851

Total	$90,102

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	September 30, 2010	March 31, 2010

Revolving credit agreement	$206,415	$209,860
Capital lease obligations	1,583	1,967
Other	--	7

Total debt	$207,998	$211,834
Less: current portion (included in Other liabilities)	(863)	(961)

Long-term debt	$207,135	$210,873

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2010, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended September 30, 2010 was $237,255, $225,510 and 1.3%, respectively, compared to $251,095, $243,393 and 1.4%, respectively, for the three (3) months ended September 30, 2009. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six (6) months ended September 30, 2010 was $237,255, $222,595 and 1.3%, respectively, compared to $261,750, $249,113 and 1.5%, respectively, for the six (6) months ended September 30, 2009.
Capital lease obligations
The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one year to five years with interest rates ranging from 4.5% to 12.3%.
Other
Other debt is comprised of other third-party, non-employee loans.
Unused available borrowings
As of September 30, 2010, the Company had $4,636 outstanding in letters of credit and $138,949 in unused commitments under the Credit Agreement.
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

Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the year-end date. Adjustments resulting from these translations are recorded in Accumulated Other Comprehensive Income (“AOCI”) within the Company’s Consolidated Balance Sheets and will be included in income upon sale or liquidation of the foreign investment. As of September 30, 2010, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $81,379 and will expire within ten (10) months. There was no hedge ineffectiveness for the three (3) and six (6) months ended September 30, 2010 and 2009, respectively.
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
The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income for the periods presented:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at	at	at	at
		September 30,	March 31,	September 30,	March 31,
	Classification	2010	2010	2010	2010

Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (short-term)	$--	$--	$1,031	$3,130
Foreign currency contracts	Prepaid and other current assets	$3,578	$514	$--	$--

Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (short-term)	$--	$--	$4,425	$5,271

		Three (3) months ended September 30,		Six (6) months ended September 30,
	Classification	2010	2009	2010	2009

Derivatives designated as hedging instruments
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$(107)	$(433)	$(452)	$(578)
(Gain) loss reclassified from AOCI into income (effective portion) – net of taxes	Selling, general & administrative expenses	$190	$119	$318	$190

		Three (3) months ended		Six (6) months ended
		September 30,		September 30,
	Classification	2010	2009	2010	2009

Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Interest expense (income), net	$314	$(380)	$846	$(177)

Note 8: Fair Value Disclosures
Recurring fair value measurements: The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$3,578	$--	$3,578

	Liabilities at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$--	$1,031	$--	$1,031
Interest-rate swaps	--	4,425	--	4,425

Total	$--	$5,456	$--	$5,456

Note 9: Acquisitions
Fiscal 2011 acquisitions:
There have been no acquisitions during the six (6) months ended September 30, 2010.
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
The fair values of assets acquired and liabilities assumed for Quanta are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but additional information not yet available is necessary to finalize those fair values. Thus, the provisional measurements of fair value are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date.
The results of operations of Quanta and CBS are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
Note 10: Income Taxes
The Company recorded income tax expense of $8,302, an effective tax rate of 38.0%, and $4,912, an effective tax rate of 37.5%, for the three (3) months ended September 30, 2010 and 2009, respectively, and $16,359, an effective tax rate of 38.0%, and $9,593, an effective tax rate of 37.5%, for the six (6) months ended September 30, 2010 and 2009, respectively. The effective rate for the six (6) months ended September 30, 2010 of 38.0% differs from the federal statutory rate primarily due to state income taxes, partially offset by uncertain income tax positions (including interest and penalties) and foreign earnings taxed at a lower statutory rate.

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
Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the “Incentive Plan”) which replaces the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of September 30, 2010, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 2,395,477 shares of common stock, par value $.001 (the “common stock”).
The Company recognized stock-based compensation expense of $2,504 ($1,553 net of tax), or $0.09 per diluted share, and $1,636 ($1,022 net of tax), or $0.06 per diluted share, for the three (3) months ended September 30, 2010 and 2009, respectively, and $5,506 ($3,414 net of tax), or $0.19 per diluted share, and $3,279 ($2,049 net of tax), or $0.12 per diluted share, for the six (6) months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
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

	Six (6) months ended September 30,
	2010	2009

Expected life (in years)	4.9	5.0
Risk free interest rate	2.3%	2.6%
Annual forfeiture rate	2.1%	2.2%
Volatility	41.4%	45.6%
Dividend yield	0.8%	0.9%

The following table summarizes the Company’s stock option activity for the period presented and as of September 30, 2010:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in 000’s)	Price	(Years)	(000’s)

Outstanding at March 31, 2010	3,187	$35.66
Granted	234	32.21
Exercised	(10)	28.93
Forfeited or expired	(11)	34.71

Outstanding at September 30, 2010	3,400	$35.45	5.4	$3,532
Exercisable at September 30, 2010	2,706	$36.67	4.6	$2,378

The weighted-average grant-date fair value of options granted during the six (6) months ended September 30, 2010 and 2009 was $11.69 and $12.54, respectively. The total intrinsic value of options exercised during the six (6) months ended September 30, 2010 and 2009 was $32 and $0, respectively, based on the closing stock price of the common stock on October 1, 2010 of $32.20.

The following table summarizes certain information regarding the Company’s non-vested stock options for the period presented:

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Non-vested as of March 31, 2010	866	$9.42
Granted	234	11.69
Forfeited	(4)	8.56
Vested	(402)	9.19

Non-vested as of September 30, 2010	694	$10.32

As of September 30, 2010, there was $5,268 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.5 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity for the period presented:

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2010	149	$28.75
Granted	175	30.72
Vested	(68)	29.28
Forfeited	(4)	29.60

Outstanding at September 30, 2010	252	$29.96

The total fair value of shares that vested during the six (6) months ended September 30, 2010 and 2009 was $1,985 and $497, respectively.
As of September 30, 2010, there was $6,155 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.2 years.
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

	Six (6) months ended September 30,
	2010	2009

Expected Volatility	52.3%	59.1%
Risk free interest rate	1.4%	1.1%
Dividend yield	0.8%	0.8%

The following table summarizes the Company’s performance share award activity for the period presented:

		Weighted-
	Shares	Average Grant-
	(in 000’s)	Date Fair Value

Outstanding at March 31, 2010	100	$33.05
Granted	79	33.24
Vested	--	--
Forfeited	--	--

Outstanding at September 30, 2010	179	$33.13

No shares vested during the six (6) months ended September 30, 2010.
As of September 30, 2010, there was $3,941 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.6 years.
Note 12: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$13,550	$8,186	$26,694	$15,988

Weighted-average common shares outstanding (basic)	17,607	17,548	17,574	17,544
Effect of dilutive securities from equity awards	87	--	72	--

Weighted-average common shares outstanding (diluted)	17,694	17,548	17,646	17,544

Basic earnings per common share	$0.77	$0.47	$1.52	$0.91

Dilutive earnings per common share	$0.77	$0.47	$1.51	$0.91

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,677,536 and 3,477,658 non-dilutive equity awards outstanding for the three (3) months ended September 30, 2010 and 2009, respectively, and 2,525,053 and 3,465,354 non-dilutive equity awards outstanding for the six (6) months ended September 30, 2010 and 2009, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Comprehensive income and AOCI
The following table details the computation of comprehensive income for the periods presented:

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$13,550	$8,186	$26,694	$15,988

Foreign currency translation adjustment	12,282	3,967	5,936	15,470
Derivative Instruments (net of tax):
Net change in fair value of cash flow hedging instruments (net of tax)	(107)	(433)	(452)	(578)
Amounts reclassified into results of operations	190	119	318	190
Pension (net of tax):
Unrealized gain (loss)	8	(9)	13	(139)
Amounts reclassified into results of operations	35	35	70	70

Other comprehensive income (loss)	$12,408	$3,679	$5,885	$15,013

Comprehensive income (loss)	$25,958	$11,865	$32,579	$31,001

The components of AOCI consisted of the following for the periods presented:

	September 30, 2010	March 31, 2010

Foreign currency translation adjustment	$19,234	$13,298
Unrealized gains (losses) on derivatives designated and qualified as cash flow hedges	(454)	(320)
Unrecognized gain (losses) on defined benefit pension	(2,924)	(3,007)

Accumulated other comprehensive income	$15,856	$9,971

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
The following table presents financial information about the Company’s reportable segments by geographic region for the periods presented:

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2010	2009	2010	2009

North America
Revenues	$240,540	$199,928	$471,024	$404,511
Operating income	20,684	11,813	39,851	23,388
Depreciation	1,420	1,759	2,890	3,680
Intangibles amortization	3,045	2,138	6,138	6,172
Assets (as of September 30)	1,054,646	1,034,087	1,054,646	1,034,087

Europe
Revenues	$22,798	$24,172	$47,740	$48,058
Operating income	1,153	2,555	3,489	4,644
Depreciation	93	93	171	177
Intangibles amortization	11	11	19	21
Assets (as of September 30)	129,308	134,769	129,308	134,769

All Other
Revenues	$9,586	$7,813	$17,756	$14,556
Operating income	1,691	1,241	3,080	2,062
Depreciation	39	32	75	60
Intangibles amortization	2	1	3	2
Assets (as of September 30)	26,224	23,606	26,224	23,606

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of September 30, 2010 and 2009:

	As of September 30,
	2010	2009

Segment assets for North America, Europe and All Other	$1,210,178	$1,192,462
Corporate eliminations	(52,374)	(59,795)

Total consolidated assets	$1,157,804	$1,132,667

The following table presents financial information about the Company by service type for the periods presented:

	Three (3) months ended		Six (6) months ended
	September 30,		September 30,
	2010	2009	2010	2009

Data Services
Revenues	$53,989	$43,928	$107,946	$95,338
Gross profit	14,076	12,142	28,426	26,089

Voice Services
Revenues	$172,520	$142,474	$336,110	$283,994
Gross profit	54,647	48,287	108,680	96,666

Hotline Services
Revenues	$46,415	$45,511	$92,464	$87,793
Gross profit	21,397	21,845	42,628	41,932

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) and six (6) months ended September 30, 2010 and 2009 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box,” the “Company,” “we” or “our”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2010 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of September 30, 2010 and 2009 were October 2, 2010 and September 26, 2009, respectively. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
The Company
Black Box is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of September 30, 2010, the Company had more than 3,000 professional technical experts in 194 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
There is and has been a trend toward convergence of voice and data networks. Since the Company has technical expertise in both of these areas, the Company believes that this is a competitive advantage. Both the Voice Services and Data Services businesses generate backlog. At September 30, 2010, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $213,000 and relates primarily to Voice Services and Data Services.

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
The Company services a variety of customers within most major industries, with the highest concentration in government, business services, technology, retail, healthcare and manufacturing. Factors that impact those verticals, therefore, could have an impact on the Company. While the Company generates most of its revenues in North America, the Company also generates revenues from around the world, primarily Europe, such that factors that impact the European market could impact the Company.
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
The Company has completed two (2) acquisitions from April 1, 2009 through September 30, 2010 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. Fiscal 2010 acquisitions were (i) Quanta Systems, LLC (“Quanta”) and (ii) CBS Technologies Corp. (“CBS”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of these current expenses and an estimate of these future expenses for Fiscal 2011 (by quarter) based on information available to the Company as of September 30, 2010:

	1Q11	2Q11	3Q11	4Q11	Fiscal 2011

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$--	$--	$--	$--	$--

Intangibles amortization
Amortization of intangible assets on acquisitions	$3,093	$3,045	$2,808	$2,808	$11,754

Total	$3,093	$3,045	$2,808	$2,808	$11,754

The following table is included to provide a schedule of these expenses during Fiscal 2010 (by quarter):

	1Q10	2Q10	3Q10	4Q10	Fiscal 2010

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$--	$--	$128	$348	$476

Intangibles amortization
Amortization of intangible assets on acquisitions	$4,031	$2,134	$3,099	$5,886	$15,150

Total	$4,031	$2,134	$3,227	$6,234	$15,626

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended September 30,				Six (6) months ended September 30,
	2010		2009		2010		2009
	$	% of total revenue	$	% of total revenue	$	% of total revenue	$	% of total revenue

Revenues
North America	$240,540	88.1%	$199,928	86.2%	$471,024	87.8%	$404,511	86.6%
Europe	22,798	8.4%	24,172	10.4%	47,740	8.9%	48,058	10.3%
All Other	9,586	3.5%	7,813	3.4%	17,756	3.3%	14,556	3.1%

Total	$272,924	100%	$231,913	100%	$536,520	100%	$467,125	100%

Operating income
North America	$20,684		$11,813		$39,851		$23,388
% of North America revenues	8.6%		5.9%		8.5%		5.8%

Europe	$1,153		$2,555		$3,489		$4,644
% of Europe revenues	5.1%		10.6%		7.3%		9.7%

All Other	$1,691		$1,241		$3,080		$2,062
% of All Other revenues	17.6%		15.9%		17.3%		14.2%

Total	$23,528	8.6%	$15,609	6.7%	$46,420	8.7%	$30,094	6.4%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Three (3) months ended September 30,				Six (6) months ended September 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$53,989	19.8%	$43,928	18.9%	$107,946	20.1%	$95,338	20.4%
Voice Services	172,520	63.2%	142,474	61.5%	336,110	62.7%	283,994	60.8%
Hotline Services	46,415	17.0%	45,511	19.6%	92,464	17.2%	87,793	18.8%

Total	$272,924	100%	$231,913	100%	$536,520	100%	$467,125	100%

Gross profit
Data Services	$14,076		$12,142		$28,426		$26,089
% of Data Services revenues	26.1%		27.6%		26.3%		27.4%

Voice Services	$54,647		$48,287		$108,680		$96,666
% of Voice Services revenues	31.7%		33.9%		32.3%		34.0%

Hotline Services	$21,397		$21,845		$42,628		$41,932
% of Hotline Services revenues	46.1%		48.0%		46.1%		47.8%

Total	$90,120	33.0%	$82,274	35.5%	$179,734	33.5%	$164,687	35.3%

Second quarter of Fiscal 2011 (“2Q11”) compared to second quarter of Fiscal 2010 (“2Q10”):
Total Revenues
Total revenues for 2Q11 were $272,924, an increase of 18% compared to total revenues for 2Q10 of $231,913. The Acquired Companies contributed incremental revenue of $7,254 and $0 for 2Q11 and 2Q10, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $637 in 2Q11 relative to the U.S. dollar, total revenues would have increased 15% from $231,913 to $266,307 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 2Q11 were $240,540, an increase of 20% compared to revenues for 2Q10 of $199,928. The Acquired Companies contributed incremental revenue of $7,254 and $0 for 2Q11 and 2Q10, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $362 in 2Q11 relative to the U.S. dollar, North American revenues would have increased 17% from $199,928 to $232,924. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales of its Voice Services within the government (primarily federal and state) and retail revenue verticals, increased activity for both end-user and indirect sales of its Data Services within the business services and technology revenue verticals and a general increase in activity for its Hotline Services.
Europe
Revenues in Europe for 2Q11 were $22,798, a decrease of 6% compared to revenues for 2Q10 of $24,172. Excluding the negative exchange rate impact of $1,527 in 2Q11 relative to the U.S. dollar, Europe revenues would have increased 1% from $24,172 to $24,325. The Company believes this increase is primarily due to a general increase in activity for its Data Services and for a large order for its Hotline Services within the business services revenue vertical. Revenues in Europe continue to be impacted by weak general economic conditions that affected client demand for its Data Services and Hotline Services.

All Other
Revenues for All Other for 2Q11 were $9,586, an increase of 23% compared to revenues for 2Q10 of $7,813. Excluding the positive exchange rate impact of $528 in 2Q11 relative to the U.S. dollar, All Other revenues would have increased 16% from $7,813 to $9,058.
Revenue by Service Type
Data Services
Revenues from Data Services for 2Q11 were $53,989, an increase of 23% compared to revenues for 2Q10 of $43,928. Excluding the negative exchange rate impact of $143 in 2Q11 relative to the U.S. dollar for its international Data Services, Data Services revenues would have increased 23% from $43,928 to $54,132. The Company believes that this increase is primarily due to increased revenue activity for both end-user and indirect sales in North America within the business services and technology revenue verticals.
Voice Services
Revenues from Voice Services for 2Q11 were $172,520, an increase of 21% compared to revenues for 2Q10 of $142,474. The Acquired Companies contributed incremental revenue of $7,254 and $0 for 2Q11 and 2Q10, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have increased 16% from $142,474 to $165,266. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales of its Voice Services within the government (primarily federal and state) and retail revenue verticals. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 2Q11 were $46,415, an increase of 2% compared to revenues for 2Q10 of $45,411. Excluding the negative exchange rate impact of $494 in 2Q11 relative to the U.S. dollar for its international Hotline Services, Hotline Services revenues would have increased 3% from $45,511 to $46,909. The Company believes that this increase is primarily due to general increase in activity in North America and All Other.
Gross profit
Gross profit dollars for 2Q11 were $90,120, an increase of 10% compared to gross profit dollars for 2Q10 of $82,274. Gross profit as a percent of revenues for 2Q11 was 33.0%, a decrease of 2.5% compared to gross profit as a percentage of revenues for 2Q10 of 35.5%. The Company believes the percent decrease was due primarily to an increase in project-related work, which carries a lower margin than MAC work and maintenance work, in its Voice Services, lower margin projects primarily due to continued pricing pressures for its Data Services and client mix for its Hotline Services. The dollar increase is primarily due to the increase in revenues partially offset by the decrease in gross profit as a percentage of revenues.
Gross profit dollars for Data Services for 2Q11 were $14,076, or 26.1% of revenues, compared to gross profit dollars for 2Q10 of $12,142, or 27.6% of revenues. Gross profit dollars for Voice Services for 2Q11 were $54,647, or 31.7% of revenues, compared to gross profit dollars for 2Q10 of $48,287, or 33.9% of revenues. Gross profit dollars for Hotline Services for 2Q11 were $21,397, or 46.1% of revenues, compared to gross profit dollars for 2Q10 of $21,845, or 48.0% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 2Q11 were $63,534, a decrease of $981 compared to Selling, general & administrative expenses for 2Q10 of $64,515. Selling, general & administrative expenses as a percent of revenues for 2Q11 were 23.3% compared to 27.8% for 2Q10. The Company incurred certain Selling, general & administrative expenses that Management considers non-operating items. These items are historical stock option granting practices investigation and related matters costs of $0 and $3,992 and severance expenses of $791 and $649 for a total of $791 and $4,641, or 0.3% and 2.0% of revenues, for 2Q11 and 2Q10, respectively. Excluding these items, Selling, general & administrative expenses would have increased $2,869 from $59,874 to $62,743 and Selling, general & administrative expenses as a percent of revenues would have decreased 2.8% from 25.8% to 23.0%. Management believes that the foregoing provides insight into components of these expenses to enable a better understanding of the Company’s results of operations.

The increase in Selling, general & administrative expenses was primarily due to the increase in team member costs to help support the total revenue growth discussed above. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to revenue growth during 2Q11.
Intangibles amortization
Intangibles amortization for 2Q11 was $3,058, an increase of $908 compared to Intangibles amortization for 2Q10 of $2,150. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the second quarter of Fiscal 2010.
Operating income
As a result of the foregoing, Operating income for 2Q11 was $23,528, or 8.6% of revenues, an increase of $7,919 compared to Operating income for 2Q10 of $15,609, or 6.7% of revenues.
Interest expense (income), net
Net interest expense for 2Q11 was $1,742, or 0.6% of revenues, compared to net interest expense for 2Q10 of $2,596, or 1.1% of revenues. The Company’s interest-rate swaps contributed a gain of $314 and a loss of $380 for 2Q11 and 2Q10, respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased $160 from $2,216, or 1.0% of revenues, to $2,056, or 0.8% of revenues. This decrease in net interest expense is due to decreases in the weighted-average interest rate from 1.4% for 2Q10 to 1.3% for 2Q11 and in the weighted-average outstanding debt from $243,393 for 2Q10 to $225,510 for 2Q11. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.
Provision for income taxes
The tax provision for 2Q11 was $8,302, an effective tax rate of 38.0%. This compares to the tax provision for 2Q10 of $4,912, an effective tax rate of 37.5%. The tax rate for 2Q11 was higher than 2Q10 due to changes in the overall mix of taxable income among worldwide offices, foreign currency exchange effects on previously-taxed income and reductions in uncertain income tax positions (including interest and penalties). The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 2Q11 was $13,550, or 5.0% of revenues, compared to Net income for 2Q10 of $8,186, or 3.5% of revenues.
Six months Fiscal 2011 (“2QYTD11”) compared to six months Fiscal 2010 (“2QYTD10”):
Total Revenues
Total revenues for 2QYTD11 were $536,520, an increase of 15% compared to total revenues for 2QYTD10 of $467,125. The Acquired Companies contributed incremental revenue of $15,266 and $0 for 2QYTD11 and 2QYTD10, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $486 in 2QYTD11 relative to the U.S. dollar, total revenues would have increased 12% from $467,125 to $521,740 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 2QYTD11 were $471,024, an increase of 16% compared to revenues for 2QYTD10 of $404,511. The Acquired Companies contributed incremental revenue of $15,266 and $0 for 2QYTD11 and 2QYTD10, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $1,043 in 2QYTD11 relative to the U.S. dollar, North American revenues would have increased 12% from $404,511 to $454,715. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales of its Voice Services within the government (primarily federal and state) and retail revenue verticals, increased activity for both end-user and indirect sales of its Data Services within the business services and technology revenue verticals and a general increase in activity for its Hotline Services.

Europe
Revenues in Europe for 2QYTD11 were $47,740, a decrease of 1% compared to revenues for 2QYTD10 of $48,058. Excluding the negative exchange rate impact of $2,481 in 2QYTD11 relative to the U.S. dollar, Europe revenues would have increased 5% from $48,058 to $50,221. The Company believes this increase is primarily due to a general increase in activity for its Data Services and for a large order for its Hotline Services within the business services revenue vertical. Revenues in Europe continue to be impacted by weak general economic conditions that affected client demand for its Data Services and Hotline Services.
All Other
Revenues for All Other for 2QYTD11 were $17,756, an increase of 22% compared to revenues for 2QYTD10 of $14,556. Excluding the positive exchange rate impact of $952 in 2QYTD11 relative to the U.S. dollar, All Other revenues would have increased 15% from $14,556 to $16,804.
Revenue by Service Type
Data Services
Revenues from Data Services for 2QYTD11 were $107,946, an increase of 13% compared to revenues for 2QYTD10 of $95,338. Excluding the positive exchange rate impact of $214 in 2QYTD11 relative to the U.S. dollar for its international Data Services, Data Services revenues would have increased 13% from $95,338 to $107,732. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales in North America within the business services and technology revenue verticals.
Voice Services
Revenues from Voice Services for 2QYTD11 were $336,110, an increase of 18% compared to revenues for 2QYTD10 of $283,994. The Acquired Companies contributed incremental revenue of $15,266 and $0 for 2QYTD11 and 2QYTD10, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have increased 13% from $283,994 to $320,844. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales of its Voice Services within the government (primarily federal and state) and retail revenue verticals. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 2QYTD11 were $92,464, an increase of 5% compared to revenues for 2QYTD10 of $87,793. Excluding the negative exchange rate impact of $700 in 2QYTD11 relative to the U.S. dollar for its international Hotline Services, Hotline Services revenues would have increased 6% from $87,793 to $93,164. The Company believes that this increase is primarily due to general increase in activity in North America and All Other.
Gross profit
Gross profit dollars for 2QYTD11 were $179,734, an increase of 9% compared to gross profit dollars for 2QYTD10 of $164,687. Gross profit as a percent of revenues for 2QYTD11 was 33.5%, a decrease of 1.8% compared to gross profit as a percentage of revenues for 2QYTD10 of 35.3%. The Company believes the percent decrease was due primarily to an increase in project-related work, which carries a lower margin than MAC work and maintenance work, in its Voice Services, lower margin projects primarily due to continued pricing pressures for its Data Services and client mix for its Hotline Services. The dollar increase is primarily due to the increase in revenues partially offset by the decrease in gross profit as a percentage of revenues.
Gross profit dollars for Data Services for 2QYTD11 were $28,426, or 26.3% of revenues, compared to gross profit dollars for 2QYTD10 of $26,089, or 27.4% of revenues. Gross profit dollars for Voice Services for 2QYTD11 were $108,680, or 32.3% of revenues, compared to gross profit dollars for 2QYTD10 of $96,666, or 34.0% of revenues. Gross profit dollars for Hotline Services for 2QYTD11 were $42,628, or 46.1% of revenues, compared to gross profit dollars for 2QYTD10 of $41,932, or 47.8% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 2QYTD11 were $127,154, a decrease of $1,244 compared to Selling, general & administrative expenses for 2QYTD10 of $128,398. Selling, general & administrative expenses as a percent of revenues for 2QYTD11 were 23.7% compared to 27.5% for 2QYTD10. The Company incurred certain Selling, general & administrative expenses that Management considers non-operating items. These items are historical stock option granting practices investigation and related matters costs of $0 and $4,256, the United States General Services Administration (“GSA”) settlement of $0 and $2,145 and severance expenses of $1,078 and $1,661 for a total of $1,078 and $8,062, or 0.2% and 1.7% of revenues, for 2QYTD11 and 2QYTD10, respectively. Excluding these items, Selling, general & administrative expenses would have increased $5,740 from $120,336 to $126,076 and Selling, general & administrative expenses as a percent of revenues would have decreased 2.3% from 25.8% to 23.5%. Management believes that the foregoing provides insight into components of these expenses to enable a better understanding of the Company’s results of operations.
The increase in Selling, general & administrative expenses was primarily due to the increase in team member costs to help support the total revenue growth discussed above. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to revenue growth during 2QYTD11.
Intangibles amortization
Intangibles amortization for 2QYTD11 was $6,160, nearly equivalent to Intangibles amortization for 2QYTD10 of $6,195. Intangibles amortization was impacted by the addition of intangible assets from acquisitions completed subsequent to the second quarter of Fiscal 2010 which was offset by the amortization run-out for certain intangible assets.
Operating income
As a result of the foregoing, Operating income for 2QYTD11 was $46,420, or 8.7% of revenues, an increase of $16,326 compared to Operating income for 2QYTD10 of $30,094, or 6.4% of revenues.
Interest expense (income), net
Net interest expense for 2QYTD11 was $3,432, or 0.6% of revenues, compared to net interest expense for 2QYTD10 of $4,740, or 1.0% of revenues. The Company’s interest-rate swaps contributed a gain of $846 and a loss of $177 for 2QYTD11 and 2QYTD10, respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased $285 from $4,563, or 1.0% of revenues, to $4,278, or 0.8% of revenues. This decrease in net interest expense is due to decreases in the weighted-average interest rate from 1.5% for 2QYTD10 to 1.3% for 2QYTD11 and in the weighted-average outstanding debt from $249,113 for 2QYTD10 to $222,595 for 2QYTD11. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.
Provision for income taxes
The tax provision for 2QYTD11 was $16,359, an effective tax rate of 38.0%. This compares to the tax provision for 2QYTD10 of $9,593, an effective tax rate of 37.5%. The tax rate for 2QYTD11 was higher than 2QYTD10 due to changes in the overall mix of taxable income among worldwide offices, foreign currency exchange effects on previously-taxed income and reductions in uncertain income tax positions (including interest and penalties). The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 2QYTD11 was $26,694, or 5.0% of revenues, compared to Net income for 2QYTD10 of $15,988, or 3.4% of revenues.
Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities during 2QYTD11 was $8,139. Significant factors contributing to the source of cash were: net income of $26,694 inclusive of non-cash charges of $9,296 and $5,506 for amortization / depreciation expense and stock compensation expense, respectively, as well as increases in trade accounts payable of $4,168, billings in excess of costs of $5,078 and accrued taxes of $5,244. Significant factors contributing to a use of cash include increases in trade accounts receivable, net inventory and costs in excess of billings of $14,103, $1,757 and $17,085, respectively, primarily due to increased business activity during 2QYTD11, as well as decreases in accrued compensation and benefits of $5,068 and other liabilities of $3,701 and an increase in other current assets of $4,879. The increase in costs in excess of billings reflects additional large contracts where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition. It should be noted that the increase in costs in excess of billings represents revenue growth and not a delay in the collection of working capital. Changes in the above accounts are based on average Fiscal 2011 exchange rates.

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
As of September 30, 2010 and 2009, the Company had cash and cash equivalents of $20,220 and $23,785, respectively, working capital of $160,153 and $126,845, respectively, and a current ratio of 1.8 and 1.6, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during 2QYTD11 was $3,523. Significant factors contributing to the cash outflow were: $1,885 for gross capital expenditures and $1,683 for holdbacks and contingent fee payments related to prior period acquisitions.
Net cash used by investing activities during 2QYTD10 was $2,235. Significant factors contributing to the cash outflow were: $1,305 for holdbacks and contingent fee payments related to prior period acquisitions and $1,033 for gross capital expenditures.
Financing Activities
Net cash used by financing activities during 2QYTD11 was $6,268. Significant factors contributing to the cash outflow were $2,109 for the payment of dividends and $3,957 of net payments on long-term debt.
Net cash used by financing activities during 2QYTD10 was $29,097. Significant factors contributing to the cash outflow were $26,993 of net payments on long-term debt and $2,104 for the payment of dividends.
Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 (the “Credit Agreement”) with Citizens Bank of Pennsylvania, as agent, and a group of lenders. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2010, the Company was in compliance with all financial covenants under the Credit Agreement.
As of September 30, 2010, the Company had total debt outstanding of $207,998. Total debt was comprised of $206,415 outstanding under the Credit Agreement and $1,583 of obligations under capital leases. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended September 30, 2010 was $237,255, $225,510 and 1.3%, respectively, compared to $251,095, $243,393 and 1.4%, respectively, for the three (3) months ended September 30, 2009. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six (6) months ended September 30, 2010 was $237,255, $222,595 and 1.3%, respectively, compared to $261,750, $249,113 and 1.5%, respectively, for the six (6) months ended September 30, 2009.

As of September 30, 2010, the Company had $4,636 outstanding in letters of credit and $138,948 in unused commitments under the Credit Agreement.
Dividends
Fiscal 2011
2Q11 - The Company’s Board of Directors (the “Board”) declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,057 and was paid on October 15, 2010 to stockholders of record at the close of business on October 1, 2010.
1Q11 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,056 and was paid on July 19, 2010 to stockholders of record at the close of business on July 2, 2010.
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
Repurchase of Common Stock
Fiscal 2011
There were no repurchases of common stock during the three (3) and six (6) months ended September 30, 2010. During such period, the Company made tax payments of $482 and withheld 16,488 shares of common stock, which were designated as treasury shares, for an average price per share of $29.26, related to share withholding to satisfy income taxes due as a result of the vesting in May 2010 of certain restricted stock units.
Fiscal 2010
There were no repurchases of common stock during Fiscal 2010.
Since the inception of the repurchase program in April 1999 through September 30, 2010, the Company has repurchased 7,626,195 shares of common stock for an aggregate purchase price of $323,095, or an average purchase price per share of $42.37. These shares do not include the treasury shares withheld for tax payments resulting from the vesting in May 2010 of certain restricted stock units. As of September 30, 2010, 873,805 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20,000.
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
Critical Accounting Policies/ Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. There have been no changes to the Company’s critical accounting policies during the three (3) and six (6) months ended September 30, 2010.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of September 30, 2010, the Company had total long-term obligations of $206,415 under the Credit Agreement. Of the outstanding debt, $150,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $56,415 was in variable rate obligations. As of September 30, 2010, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $139 ($86 net of tax) assuming the Company employed no intervention strategies.
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
As of September 30, 2010, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.05 to 1.23 Australian dollar, 1.01 to 1.08 Canadian dollar, 5.52 to 6.21 Danish krone, 0.69 to 0.83 Euro, 12.66 to 12.66 Mexican peso, 5.68 to 6.60 Norwegian kroner, 0.62 to 0.68 British pound sterling, 6.84 to 7.97 Swedish krona, 1.03 to 1.17 Swiss franc and 93.10 to 93.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $81,379 and will expire within ten (10) months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisition of Quanta during Fiscal 2010. Quanta represents approximately 0.7% of the Company’s total assets as of September 30, 2010. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010 excludes an assessment of the internal control over financial reporting of Quanta.
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

PART II. OTHER INFORMATION
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

Dated: November 10, 2010	BLACK BOX CORPORATION
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