Form 10-Q
period 2011-01-01
BLACK BOX CORP
filed 2011-02-10
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of February 4, 2011, there were 17,763,686 shares of common stock, par value $.001 (the “common stock”), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JANUARY 1, 2011
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 1, 2011
In thousands, except par value	(Unaudited)	March 31, 2010*

Assets
Cash and cash equivalents	$27,960	$20,885
Accounts receivable, net of allowance for doubtful accounts of $7,623 and $9,505	154,557	141,211
Inventories, net	54,565	51,507
Costs/estimated earnings in excess of billings on uncompleted contracts	111,234	86,086
Prepaid and other current assets	27,140	28,090

Total current assets	375,456	327,779
Property, plant and equipment, net	22,210	23,568
Goodwill	646,620	641,965
Intangibles
Customer relationships, net	90,829	93,619
Other intangibles, net	29,295	30,374
Other assets	10,304	8,059

Total assets	$1,174,714	$1,125,364

Liabilities
Accounts payable	$76,547	$66,934
Accrued compensation and benefits	32,919	33,260
Deferred revenue	35,402	34,876
Billings in excess of costs/estimated earnings on uncompleted contracts	20,018	14,839
Income taxes	11,030	9,487
Other liabilities	39,884	41,798

Total current liabilities	215,800	201,194
Long-term debt	198,452	210,873
Other liabilities	17,524	23,303

Total liabilities	$431,776	$435,370
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 17,764 and 17,548 shares outstanding	25	25
Additional paid-in capital	463,494	451,778
Retained earnings	588,740	551,315
Accumulated other comprehensive income	14,257	9,971
Treasury stock, at cost 7,643 and 7,626 shares	(323,578)	(323,095)

Total stockholders’ equity	$742,938	$689,994

Total liabilities and stockholders’ equity	$1,174,714	$1,125,364

* Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended		Nine (9) months ended
	January 1 and December 26,		January 1 and December 26,
In thousands, except per share amounts	2011	2009	2011	2009

Revenues
Hotline products	$49,545	$47,012	$142,009	$134,805
On-Site services	227,134	206,373	671,190	585,705

Total	276,679	253,385	813,199	720,510
Cost of sales
Hotline products	26,987	24,406	76,823	70,267
On-Site services	159,040	142,150	465,990	398,727

Total	186,027	166,556	542,813	468,994
Gross profit	90,652	86,829	270,386	251,516
Selling, general & administrative expenses	64,296	64,198	191,450	192,596
Intangibles amortization	2,901	3,108	9,061	9,303

Operating income	23,455	19,523	69,875	49,617
Interest expense (income), net	1,028	1,852	4,460	6,592
Other expenses (income), net	(11)	40	(76)	(187)

Income before provision for income taxes	22,438	17,631	65,491	43,212
Provision for income taxes	8,528	6,612	24,887	16,205

Net income	$13,910	$11,019	$40,604	$27,007

Earnings per common share
Basic	$0.79	$0.63	$2.31	$1.54

Diluted	$0.78	$0.63	$2.30	$1.54

Weighted-average common shares outstanding
Basic	17,703	17,548	17,611	17,545

Diluted	17,940	17,561	17,675	17,545

Dividends per share	$0.06	$0.06	$0.18	$0.18

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine (9) months ended
	January 1 and December 26,
In thousands	2011	2009

Operating Activities
Net income	$40,604	$27,007
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	13,672	15,097
Loss (gain) on sale of property	(67)	10
Deferred taxes	5,579	1,197
Tax impact from equity awards	995	766
Stock compensation expense	7,999	5,022
Change in fair value of interest-rate swaps	(1,920)	(126)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	(9,161)	11,568
Inventories, net	(2,320)	3,617
Costs/estimated earnings in excess of billings on uncompleted contracts	(25,012)	(22,623)
All other current assets excluding deferred tax asset	(972)	6,037
Billings in excess of costs/estimated earnings on uncompleted contracts	4,723	(3,704)
Liabilities exclusive of long-term debt	1,952	(1,735)

Net cash provided by (used for) operating activities	$36,072	$42,133
Investing Activities
Capital expenditures	(2,906)	(1,573)
Capital disposals	98	132
Acquisition of businesses (payments)/recoveries (see Note 9)	(12,811)	(10,687)
Prior merger-related (payments)/recoveries (see Note 9)	(1,829)	(7,738)

Net cash provided by (used for) investing activities	$(17,448)	$(19,866)
Financing Activities
Proceeds from borrowings	$174,815	$130,890
Repayment of borrowings	(187,636)	(145,298)
Deferred financing costs	(700)	—
Purchase of treasury stock	(483)	—
Proceeds from the exercise of stock options	4,712	—
Payment of dividends	(3,166)	(3,157)

Net cash provided by (used for) financing activities	(12,458)	(17,565)
Foreign currency exchange impact on cash	$909	$634

Increase / (decrease) in cash and cash equivalents	$7,075	$5,336
Cash and cash equivalents at beginning of period	$20,885	$23,720

Cash and cash equivalents at end of period	$27,960	$29,056

Supplemental Cash Flow:
Cash paid for interest	$6,460	$7,198
Cash paid for income taxes	17,040	11,618
Non-cash financing activities:
Dividends payable	1,066	1,053
Capital leases	121	4

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box” or the “Company”) is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of January 1, 2011, the Company had more than 3,000 professional technical experts in 195 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2010 and 2009 were January 1, 2011 and December 26, 2009. References herein to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
The consolidated financial statements include the accounts of the Company, which is the parent company, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires Company management (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include project progress towards completion to estimated budget, allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, intangible assets and goodwill. Actual results could differ from those estimates. Management believes the estimates made are reasonable. The Company assessed events subsequent to December 31, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.
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

Recent Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2011 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued during Fiscal 2011 but not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements. During Fiscal 2011, the Company evaluated the impact of certain new accounting pronouncements that were disclosed in the Form 10-K but had not yet been adopted or evaluated by the Company. The Company’s evaluation of such new accounting pronouncements is set forth below.
Revenue Arrangements with Multiple Deliverables
In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASC Update 2009-13”). ASC Update 2009-13 provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two is available. ASC Update 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, ASC Update 2009-13 expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance does not apply to the Company.
Certain Revenue Arrangements That Include Software Elements
In October 2009, the FASB issued ASC Update 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASC Update 2009-14”). ASC Update 2009-14 amends existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. ASC Update 2009-14 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of ASC Update 2009-14 unless it also elects early application of ASC Update 2009-13. The adoption of ASC Update 2009-14, as of April 1, 2011, will not have a material impact on the Company’s consolidated financial statements.
Note 3: Inventories
The Company’s inventories consist of the following:

	December 31, 2010	March 31, 2010

Raw materials	$1,335	$1,545
Finished goods	73,382	69,952

Subtotal	$74,717	$71,497
Excess and obsolete inventory reserves	(20,152)	(19,990)

Inventory, net	$54,565	$51,507

Note 4: Goodwill
The following table summarizes changes to Goodwill at the Company’s reportable segments for the periods presented:

	North
	America	Europe	All Other	Total

Balance at March 31, 2010	$571,867	$67,913	$2,185	$641,965
Currency translation	(2)	1,497	86	1,581
Current period acquisitions (see Note 9)	3,155	—	—	3,155
Prior period acquisitions (see Note 9)	(81)	—	—	(81)

Balance at December 31, 2010	$574,939	$69,410	$2,271	$646,620

The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2011 using data as of October 2, 2010. The following table reconciles the carrying value of goodwill, as of October 2, 2010, for the Company’s reportable segments as reported in its consolidated financial statements, to the carrying value of goodwill by reporting unit which is used for the annual goodwill impairment assessment:

	North		All
	America	Europe	Other	Total

Goodwill (as reported in financial statements)	571,673	70,515	2,228	644,416
Adjustment	(30,370)	27,333	3,037	—

Goodwill (for annual impairment assessment) [1]	541,303	97,848	5,265	644,416

[1] Goodwill (for annual impairment assessment) represents the amount of goodwill that is “at risk” by reporting unit.
The results of the Company’s annual goodwill impairment assessment conducted during the third quarter of Fiscal 2011 indicate that goodwill is not impaired in any of the Company’s reporting units. The following table summarizes the estimated fair value of the reporting unit, the net book value of the reporting unit and the surplus of the estimated fair value of the reporting unit over the net book value of the reporting unit as of October 2, 2010:

	North		All
	America	Europe	Other	Total

Estimated fair value of the reporting unit	716,924	126,140	62,601	905,665
Net book value of the reporting unit	584,718	116,108	24,754	725,580

Surplus	132,206	10,032	37,847	180,085

As previously disclosed, the Company uses an income approach to derive a present value of the reporting unit’s projected future annual cash flows and the present residual value of the reporting unit. The Company uses a variety of underlying assumptions to estimate these future cash flows, which vary for each of the reporting units and include (i) future revenue growth rates, (ii) future operating profitability, (iii) the weighted-average cost of capital and (iv) a terminal growth rate. To illustrate the sensitivity of the discounted future cash flows, an instantaneous 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would be material to the estimated fair value of the reporting unit, would produce a decrease in the fair value of the reporting units by $110,030, $13,810 and $5,461 for North America, Europe and All Other, respectively.
Since October 2, 2010, the Company’s stock market capitalization has generally been lower than its net book value. Each of the Company’s reporting units continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2011 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.
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

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	December 31, 2010			March 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$10,572	$9,016	$1,556	$10,391	$8,193	$2,198
Customer relationships	123,265	32,436	90,829	118,209	24,590	93,619
Acquired backlog	17,349	17,349	—	17,349	16,912	437

Total	$151,186	$58,801	$92,385	$145,949	$49,695	$96,254
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$187,178	$67,054	$120,124	$181,941	$57,948	$123,993

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to carrying amounts of intangible assets for the periods presented:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2010	$27,739	$2,635	$93,619	$123,993
Amortization expense	—	(1,215)	(7,846)	(9,061)
Currency translation	—	10	—	10
Current period acquisitions (see Note 9)	—	126	5,056	5,182

Balance at December 31, 2010	$27,739	$1,556	$90,829	$120,124

Intangibles amortization was $2,901 and $3,108 for the three (3) months ended December 31, 2010 and 2009, respectively, and $9,061 and $9,303 for the nine (9) months ended December 31, 2010 and 2009, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2011 and 2010.
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2011, each of the succeeding four (4) fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of December 31, 2010 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2011	$2,941
2012	11,495
2013	10,517
2014	9,336
2015	8,197
Thereafter	49,899

Total	$92,385

Note 6: Indebtedness
The Company’s long-term debt consists of the following:

	December 31, 2010	March 31, 2010

Revolving credit agreement	$197,815	$209,860
Capital lease obligations	1,334	1,967
Other	151	7

Total debt	$199,300	$211,834
Less: current portion (included in Other liabilities)	(848)	(961)

Long-term debt	$198,452	$210,873

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the “Credit Agreement”). The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2010, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended December 31, 2010 was $222,000, $212,871 and 1.2%, respectively, compared to $255,725, $244,475 and 1.2%, respectively, for the three (3) months ended December 31, 2009. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine (9) months ended December 31, 2010 was $237,255, $219,389 and 1.3%, respectively, compared to $261,750, $247,550 and 1.4%, respectively, for the nine (9) months ended December 31, 2009.
Capital lease obligations
The capital lease obligations are primarily for equipment. The lease agreements have remaining terms ranging from less than one (1) year to five (5) years with interest rates ranging from 4.5% to 12.3%.
Other
Other debt is comprised of other third-party, non-employee loans.
Unused available borrowings
As of December 31, 2010, the Company had $4,565 outstanding in letters of credit and $147,620 in unused commitments under the Credit Agreement.

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
Foreign Currency Contracts
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the year-end date. Adjustments resulting from these translations are recorded in Accumulated Other Comprehensive Income (“AOCI”) within the Company’s Consolidated Balance Sheets and will be included in income upon sale or liquidation of the foreign investment. As of December 31, 2010, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $70,490 and will expire within seven (7) months. There was no hedge ineffectiveness for the three (3) and nine (9) months ended December 31, 2010 and 2009, respectively.
Interest-rate Swaps
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 (which reduced to $50,000 as of June 26, 2009) and does not qualify for hedge accounting. On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate, has a notional value of $100,000 reducing to $50,000 after two (2) years and does not qualify for hedge accounting. Each interest-rate swap discussed above is collectively hereinafter referred to as the “interest-rate swaps.”
The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income for the periods presented:

		Asset Derivatives		Liability Derivatives
		December 31,	March 31,	December 31,	March 31,
	Classification	2010	2010	2010	2010

Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (short-term)	$—	$—	$933	$3,130
Foreign currency contracts	Prepaid and other current assets	$2,267	$514	$—	$—
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (short-term)	$—	$—	$3,351	$5,271

		Three (3) months ended		Nine (9) months ended
		December 31		December 31
	Classification	2010	2009	2010	2009

Derivatives designated as hedging instruments
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$360	$(41)	$(92)	$(619)
(Gain) loss reclassified from AOCI into income (effective portion) – net of taxes	Selling, general & administrative expenses	$89	$92	$407	$282

		Three (3) months ended		Nine (9) months ended
		December 31		December 31
	Classification	2010	2009	2010	2009

Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Interest expense (income), net	$1,074	$303	$1,920	$126

Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of
	December 31, 2010
	Level 1	Level 2	Level 3	Total

Foreign currency contracts	$—	$2,267	$—	$2,267

	Liabilities at Fair Value as of
	December 31, 2010
	Level 1	Level 2	Level 3	Total

Foreign currency contracts	$—	$933	$—	$933
Interest-rate swaps	—	3,351	—	3,351

Total	$—	$4,284	$—	$4,284

Non-recurring fair value measurements
The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination. As disclosed in Note 9, the Company completed an acquisition during the three (3) months ended December 31, 2010 which included operating assets, liabilities and certain intangible assets. The Company utilized level 2 and level 3 inputs to measure the fair value of these items.
Note 9: Acquisitions
Fiscal 2011 acquisitions
During the third quarter of Fiscal 2011, the Company acquired LOGOS Communications Systems, Inc. (“Logos”), a privately-held company headquartered in Westlake, OH. Logos has an active customer base which includes commercial, education and various local government agency accounts.
Also during the third quarter of Fiscal 2011, the Company acquired a non-controlling interest in Genesis Networks Integration Services, LLC, a new joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC (“Genesis”). This new joint venture company, based on Genesis’ existing Networks Integration Services Division, strengthens and enhances Genesis’ ability to deliver and support voice and data communications solutions to its enterprise customers.
The Company believes that Genesis Networks Integration Services, LLC is a variable interest entity. However, the Company is not the primary beneficiary and thus it will account for its non-controlling interest under the equity method. The non-controlling interest is recorded as a long-term asset in Other assets within the Company’s Consolidated Balance Sheets and the net income (loss) attributable to the non-controlling interest is recorded in Other expenses (income), net within the Company’s Consolidated Statements of Income.

The acquisition of Logos and the non-controlling interest in Genesis Networks Integration Services, LLC did not have a material impact on the Company’s consolidated financial statements.
Fiscal 2010 acquisitions
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
The fair values of assets acquired and liabilities assumed for Logos are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but additional information not yet available is necessary to finalize those fair values. Thus, the provisional measurements of fair value are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date.
The results of operations of Logos, Quanta and CBS are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
Note 10: Income Taxes
The Company recorded income tax expense of $8,528, an effective tax rate of 38.0%, and $6,612, an effective tax rate of 37.5%, for the three (3) months ended December 31, 2010 and 2009, respectively, and $24,887, an effective tax rate of 38.0%, and $16,205, an effective tax rate of 37.5%, for the nine (9) months ended December 31, 2010 and 2009, respectively. The effective rate for the nine (9) months ended December 31, 2010 of 38.0% differs from the federal statutory rate primarily due to state income taxes, partially offset by uncertain income tax positions (including interest and penalties) and foreign earnings taxed at a lower statutory rate.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
During the three (3) months ended December 31, 2010, the Internal Revenue Services (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for Fiscal 2009. The IRS has not yet proposed any adjustment to the Company’s filing positions in connection with this examination. Upon completion of this examination, it is reasonably possible that the total amount of unrecognized benefits will change. Any adjustment to the unrecognized tax benefits would impact the effective tax rate. The Company cannot make an estimate of the impact on the effective rate for any potential adjustment at this time.
Fiscal 2008 and Fiscal 2010 remain open to examination by the IRS. Fiscal 2006 through Fiscal 2010 remain open to examination by state and foreign taxing jurisdictions.
Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the “Incentive Plan”) which replaces the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of December 31, 2010, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 2,583,022 shares of common stock, par value $.001 (the “common stock”).
The Company recognized stock-based compensation expense of $2,493 ($1,545 net of tax), or $0.09 per diluted share, and $1,743 ($1,089 net of tax), or $0.06 per diluted share, for the three (3) months ended December 31, 2010 and 2009, respectively, and $7,999 ($4,959 net of tax), or $0.28 per diluted share, and $5,022 ($3,139 net of tax), or $0.18 per diluted share, for the nine (9) months ended December 31, 2010 and 2009, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.

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

	Nine (9) months ended

	December 31
	2010	2009

Expected life (in years)	4.9	5.0

Risk free interest rate	2.3%	2.6%

Annual forfeiture rate	2.1%	2.2%

Volatility	41.4%	45.6%

Dividend yield	0.8%	0.9%

The following table summarizes the Company’s stock option activity for the period presented and as of December 31, 2010:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Intrinsic
	(in	Exercise	Contractual	Value
	000’s)	Price	Life (Years)	(000’s)

Outstanding at March 31, 2010	3,187	$35.66

Granted	234	32.21

Exercised	(163)	28.84

Forfeited or expired	(199)	42.41

Outstanding at December 31, 2010	3,059	$35.33	5.4	$12,155

Exercisable at December 31, 2010	2,367	$36.68	4.6	$6,892

The weighted-average grant-date fair value of options granted during the nine (9) months ended December 31, 2010 and 2009 was $11.69 and $12.54, respectively. The total intrinsic value of options exercised during the nine (9) months ended December 31, 2010 and 2009 was $1,035 and $0, respectively, based on the closing stock price of the common stock on December 31, 2010 of $38.29.
The following table summarizes certain information regarding the Company’s non-vested stock options for the period presented:

	Shares	Weighted-
	(in	Average Grant-
	000’s)	Date Fair Value

Non-vested at March 31, 2010	866	$9.42

Granted	234	11.69

Forfeited	(3)	8.56

Vested	(405)	9.21

Non-vested at December 31, 2010	692	$10.32

As of December 31, 2010, there was $4,173 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity for the period presented:

	Shares	Weighted-
	(in	Average Grant-
	000’s)	Date Fair Value

Outstanding at March 31, 2010	149	$28.75

Granted	175	30.72

Vested	(68)	29.28

Forfeited	(7)	29.58

Outstanding at December 31, 2010	249	$29.97

The total fair value of shares that vested during the nine (9) months ended December 31, 2010 and 2009 was $1,985 and $517, respectively.
As of December 31, 2010, there was $5,369 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.0 years.
Performance share awards
Performance share awards are subject to certain performance goals including the Company’s Relative Total Shareholder Return (“TSR”) Ranking and cumulative Adjusted EBITDA over a two (2) or three (3) year period. The Company’s Relative TSR Ranking metric is based on the two (2) or three (3) year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation which includes the following weighted-average assumptions.

	Nine (9) months ended
	December 31
	2010	2009

Expected Volatility	52.3%	59.1%

Risk free interest rate	1.4%	1.1%

Dividend yield	0.8%	0.8%

The following table summarizes the Company’s performance share award activity for the period presented:

	Shares	Weighted-
	(in	Average Grant-
	000’s)	Date Fair Value

Outstanding at March 31, 2010	100	$33.05

Granted	79	33.24

Vested	—	—

Forfeited	—	—

Outstanding at December 31, 2010	179	$33.13

No shares vested during the nine (9) months ended December 31, 2010.
As of December 31, 2010, there was $3,246 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.3 years.

Note 12: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended		Nine (9) months ended

	December 31		December 31

	2010	2009	2010	2009

Net income	$13,910	$11,019	$40,604	$27,007

Weighted-average common shares outstanding (basic)	17,703	17,548	17,611	17,545

Effect of dilutive securities from equity awards	237	13	64	—

Weighted-average common shares outstanding (diluted)	17,940	17,561	17,675	17,545

Basic earnings per common share	$0.79	$0.63	$2.31	$1.54

Dilutive earnings per common share	$0.78	$0.63	$2.30	$1.54

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,229,978 and 3,325,772 non-dilutive equity awards outstanding for the three (3) months ended December 31, 2010 and 2009, respectively, and 1,239,231 and 3,428,447 non-dilutive equity awards outstanding for the nine (9) months ended December 31, 2010 and 2009, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.
Note 13: Comprehensive income and AOCI
The following table details the computation of comprehensive income for the periods presented:

	Three (3) months ended		Nine (9) months ended

	December 31		December 31

	2010	2009	2010	2009

Net income	$13,910	$11,019	$40,604	$27,007

Foreign currency translation adjustment	(2,087)	(1,749)	3,849	13,721

Derivative Instruments (net of tax):

Net change in fair value of cash flow hedging instruments (net of tax)	360	(41)	(92)	(619)

Amounts reclassified into results of operations	89	92	407	282

Pension (net of tax):

Unrealized gain (loss)	4	1	17	(138)

Amounts reclassified into results of operations	35	35	105	105

Other comprehensive income (loss)	$(1,599)	$(1,662)	$4,286	$13,351

Comprehensive income (loss)	$12,311	$9,357	$44,890	$40,358

The components of AOCI consisted of the following for the periods presented:

	December 31,	March 31,
	2010	2010

Foreign currency translation adjustment	$17,147	$13,298

Unrealized gains (losses) on derivatives designated and qualified as cash flow hedges	(5)	(320)

Unrecognized gain (losses) on defined benefit pension	(2,885)	(3,007)

Accumulated other comprehensive income	$14,257	$9,971

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
The following table presents financial information about the Company’s reportable segments by geographic region for the periods presented:

	Three (3) months ended		Nine (9) months ended

	December 31		December 31

	2010	2009	2010	2009

North America

Revenues	$239,455	$217,124	$710,479	$621,635

Operating income	18,749	14,890	58,600	38,278

Depreciation	1,350	1,767	4,240	5,447

Intangibles amortization	2,890	3,098	9,028	9,270

Assets (as of December 31)	1,070,513	1,064,527	1,070,513	1,064,527

Europe

Revenues	$27,446	$27,190	$75,186	$75,248

Operating income	2,851	3,111	6,340	7,755

Depreciation	90	76	261	253

Intangibles amortization	9	9	28	30

Assets (as of December 31)	134,236	138,081	134,236	138,081

All Other

Revenues	$9,778	$9,071	$27,534	$23,627

Operating income	1,855	1,522	4,935	3,584

Depreciation	35	34	110	94

Intangibles amortization	2	1	5	3

Assets (as of December 31)	27,905	24,567	27,905	24,567

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of December 31, 2010 and 2009:

	December 31
	2010	2009

Segment assets for North America, Europe and All Other	$1,232,654	$1,227,175

Corporate eliminations	(57,940)	(62,622)

Total consolidated assets	$1,174,714	$1,164,553

The following table presents financial information about the Company by service type for the periods presented:

	Three (3) months ended		Nine (9) months ended

	December 31		December 31
	2010	2009	2010	2009

Data Services

Revenues	$62,890	$45,342	$170,836	$140,680

Gross profit	15,427	12,078	43,853	38,167

Voice Services

Revenues	$164,244	$161,031	$500,354	$445,025

Gross profit	52,667	52,145	161,347	148,811

Hotline Services

Revenues	$49,545	$47,012	$142,009	$134,805

Gross profit	22,558	22,606	65,186	64,538

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the three (3) and nine (9) months ended December 31, 2010 and 2009 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation (“Black Box,” the “Company,” “we” or “our”), including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2010 (the “Form 10-K”). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of December 31, 2010 and 2009 were January 1, 2011 and December 26, 2009, respectively. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 of the year referenced. All dollar amounts are presented in thousands unless otherwise noted.
The Company
Black Box is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of December 31, 2010, the Company had more than 3,000 professional technical experts in 195 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
There is and has been a trend toward convergence of voice and data networks. Since the Company has technical expertise in both of these areas, the Company believes that this is a competitive advantage. Both the Voice Services and Data Services businesses generate backlog. At December 31, 2010, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $212,000 and relates primarily to Voice Services and Data Services.

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
The Company has completed three (3) acquisitions from April 1, 2009 through December 31, 2010 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services for the periods under review. During Fiscal 2011, the Company acquired LOGOS Communications Systems, Inc. (“Logos”). Fiscal 2010 acquisitions were (i) Quanta Systems, LLC (“Quanta”) and (ii) CBS Technologies Corp. (“CBS”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of these current expenses and an estimate of these future expenses for Fiscal 2011 (by quarter) based on information available to the Company as of December 31, 2010:

	1Q11	2Q11	3Q11	4Q11	Fiscal 2011

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$—	$—	$—	$—	$—
Intangibles amortization
Amortization of intangible assets on acquisitions	3,093	3,045	2,890	2,929	11,957

Total	$3,093	$3,045	$2,890	$2,929	$11,957

The following table is included to provide a schedule of these expenses during Fiscal 2010 (by quarter):

	1Q10	2Q10	3Q10	4Q10	Fiscal 2010

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$—	$—	$128	$348	$476
Intangibles amortization
Amortization of intangible assets on acquisitions	4,031	2,134	3,099	5,886	15,150

Total	$4,031	$2,134	$3,227	$6,234	$15,626

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended				Nine (9) months ended
	December 31				December 31
	2010		2009		2010		2009
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
North America	$239,455	86.6%	$217,124	85.7%	$710,479	87.4%	$621,635	86.3%
Europe	27,446	9.9%	27,190	10.7%	75,186	9.2%	75,248	10.4%
All Other	9,778	3.5%	9,071	3.6%	27,534	3.4%	23,627	3.3%

Total	$276,679	100%	$253,385	100%	$813,199	100%	$720,510	100%
Operating income
North America	$18,749		$14,890		$58,600		$38,278
% of North America revenues	7.8%		6.9%		8.2%		6.2%
Europe	$2,851		$3,111		$6,340		$7,755
% of Europe revenues	10.4%		11.4%		8.4%		10.3%
All Other	$1,855		$1,522		$4,935		$3,584
% of All Other revenues	19.0%		16.8%		17.9%		15.2%

Total	$23,455	8.5%	$19,523	7.7%	$69,875	8.6%	$49,617	6.9%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Three (3) months ended				Nine (9) months ended
	December 31				December 31
	2010		2009		2010		2009
		% of		% of		% of		% of
		total		total		total		total
	$	revenue	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$62,890	22.7%	$45,342	17.9%	$170,836	21.0%	$140,680	19.5%
Voice Services	164,244	59.4%	161,031	63.6%	500,354	61.5%	445,025	61.8%
Hotline Services	49,545	17.9%	47,012	18.5%	142,009	17.5%	134,805	18.7%

Total	$276,679	100%	$253,385	100%	$813,199	100%	$720,510	100%
Gross profit
Data Services	$15,427		$12,078		$43,853		$38,167
% of Data Services revenues	24.5%		26.6%		25.7%		27.1%
Voice Services	$52,667		$52,145		$161,347		$148,811
% of Voice Services revenues	32.1%		32.4%		32.2%		33.4%
Hotline Services	$22,558		$22,606		$65,186		$64,538
% of Hotline Services revenues	45.5%		48.1%		45.9%		47.9%

Total	$90,652	32.8%	$86,829	34.3%	$270,386	33.2%	$251,516	34.9%

Third quarter of Fiscal 2011 (“3Q11”) compared to third quarter of Fiscal 2010 (“3Q10”):
Total Revenues
Total revenues for 3Q11 were $276,679, an increase of 9% compared to total revenues for 3Q10 of $253,385. The Acquired Companies contributed incremental revenue of $10,280 and $4,403 for 3Q11 and 3Q10, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $696 in 3Q11 relative to the U.S. dollar, total revenues would have increased 7% from $248,982 to $267,095 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 3Q11 were $239,455, an increase of 10% compared to revenues for 3Q10 of $217,124. The Acquired Companies contributed incremental revenue of $10,280 and $4,403 for 3Q11 and 3Q10, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $332 in 3Q11 relative to the U.S. dollar, North American revenues would have increased 8% from $212,721 to $228,843. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales of Data Services within the business services and financial services revenue verticals and a general increase in activity for Hotline Services.
Europe
Revenues in Europe for 3Q11 were $27,446, an increase of 1% compared to revenues for 3Q10 of $27,190. Excluding the negative exchange rate impact of $1,541 in 3Q11 relative to the U.S. dollar, Europe revenues would have increased 7% from $27,190 to $28,987. The Company believes this increase is primarily due to a large order for Hotline Services within the business services revenue vertical. Revenues in Europe otherwise continue to be impacted by weak general economic conditions that affected client demand for Data Services and Hotline Services.
All Other
Revenues for All Other for 3Q11 were $9,778, an increase of 8% compared to revenues for 3Q10 of $9,071. Excluding the positive exchange rate impact of $513 in 3Q11 relative to the U.S. dollar, All Other revenues would have increased 2% from $9,071 to $9,265.
Revenue by Service Type
Data Services
Revenues from Data Services for 3Q11 were $62,890, an increase of 39% compared to revenues for 3Q10 of $45,342. Excluding the negative exchange rate impact of $35 in 3Q11 relative to the U.S. dollar for international Data Services, Data Services revenues would have increased 39% from $45,342 to $62,925. The Company believes that this increase is primarily due to increased revenue activity for both end-user and indirect sales in North America within the business services and financial services revenue verticals.
Voice Services
Revenues from Voice Services for 3Q11 were $164,244, an increase of 2% compared to revenues for 3Q10 of $161,031. The Acquired Companies contributed incremental revenue of $10,280 and $4,403 for 3Q11 and 3Q10, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 2% from $156,628 to $153,964. The Company believes that this decrease is primarily due to the timing of revenue recognition for certain projects. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for 3Q11 were $49,545, an increase of 5% compared to revenues for 3Q10 of $47,012. Excluding the negative exchange rate impact of $661 in 3Q11 relative to the U.S. dollar for international Hotline Services, Hotline Services revenues would have increased 7% from $47,012 to $50,206. The Company believes this increase is primarily due to a large order in Europe within the business services revenue vertical and a general increase in activity in North America and All Other.

Gross profit
Gross profit dollars for 3Q11 were $90,652, an increase of 4% compared to gross profit dollars for 3Q10 of $86,829. Gross profit as a percent of revenues for 3Q11 was 32.8%, a decrease of 1.5% compared to Gross profit as a percentage of revenues for 3Q10 of 34.3%. The Company believes the percent decrease was due primarily to an increase in project-related work, which carries a lower margin than MAC work and maintenance work, for Voice Services, lower margin projects primarily due to several strategic investments and continued pricing pressures for Data Services and product mix for Hotline Services. The dollar increase is primarily due to the increase in revenues partially offset by the decrease in gross profit as a percentage of revenues.
Gross profit dollars for Data Services for 3Q11 were $15,427, or 24.5% of revenues, compared to gross profit dollars for 3Q10 of $12,078, or 26.6% of revenues. Gross profit dollars for Voice Services for 3Q11 were $52,667, or 32.1% of revenues, compared to gross profit dollars for 3Q10 of $52,145, or 32.4% of revenues. Gross profit dollars for Hotline Services for 3Q11 were $22,558, or 45.5% of revenues, compared to gross profit dollars for 3Q10 of $22,606, or 48.1% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 3Q11 were $64,296, nearly equivalent to Selling, general & administrative expenses for 3Q10 of $64,198. Selling, general & administrative expenses as a percent of revenues for 3Q11 were 23.2%, a decrease of 2.1% compared to Selling, general & administrative expenses as a percent of revenues for 3Q10 of 25.3%. The Company incurred certain Selling, general & administrative expenses that Management considers non-operating items. These items are historical stock option granting practices investigation and related matters costs of $0 and $318 and severance expenses of $226 and $860 for a total of $226 and $1,178, or 0.1% and 0.5% of revenues, for 3Q11 and 3Q10, respectively. Excluding these items, Selling, general & administrative expenses would have increased 2% from $63,020 to $64,070 and Selling, general & administrative expenses as a percent of revenues would have decreased 1.7% from 24.9% to 23.2% for 3Q10 and 3Q11, respectively. Management believes that the foregoing provides insight into components of these expenses to enable a better understanding of the Company’s results of operations.
The increase in Selling, general & administrative expenses was primarily due to the increase in costs to support the total revenue growth discussed above. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to certain leveraging of the Company’s cost structure as revenues continue to increase and efficiencies resulting from an ongoing evaluation of the Company’s cost structure.
Intangibles amortization
Intangibles amortization for 3Q11 was $2,901, a decrease of 7% compared to Intangibles amortization for 3Q10 of $3,108. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by the addition of intangible assets from acquisitions completed subsequent to the third quarter of Fiscal 2010.
Operating income
As a result of the foregoing, Operating income for 3Q11 was $23,455, an increase of 20% compared to Operating income for 3Q10 of $19,523 and Operating income as a percent of revenues for 3Q11 was 8.5%, an increase of 0.8% compared to Operating income as a percent of revenues for 3Q10 of 7.7%.
Interest expense (income), net
Net interest expense for 3Q11 was $1,028, a decrease of 44% compared to net interest expense for 3Q10 of $1,852. Net interest expense as a percent of revenues for 3Q11 was 0.4%, a decrease of 0.3% compared to Net interest expense as a percent of revenues for 3Q10 of 0.7%. The Company’s interest-rate swaps contributed gains of $1,074 and $303 for 3Q11 and 3Q10 respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased 2% from $2,155, or 0.9% of revenues, for 3Q10, to $2,102, or 0.8% of revenues, for 3Q11. This decrease in net interest expense is due to a decrease in the weighted-average outstanding debt from $244,475 for 3Q10 to $212,871 for 3Q11.
Provision for income taxes
The tax provision for 3Q11 was $8,528, an effective tax rate of 38.0%. This compares to the tax provision for 3Q10 of $6,612, an effective tax rate of 37.5%. The tax rate for 3Q11 was higher than 3Q10 due to an increase in uncertain income tax positions (including interest and penalties) partially offset by foreign currency exchange effects on previously-taxed income. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income
As a result of the foregoing, Net income for 3Q11 was $13,910, an increase of 26% compared to Net income for 3Q10 of $11,019 and Net income as a percent of revenues for 3Q11 was 5.0%, an increase of 0.7% compared to Net income as a percent of revenues for 3Q10 of 4.3%.
Nine (9) months Fiscal 2011 (“3QYTD11”) compared to nine (9) months Fiscal 2010 (“3QYTD10”):
Total Revenues
Total revenues for 3QYTD11 were $813,199, an increase of 13% compared to total revenues for 3QYTD10 of $720,510. The Acquired Companies contributed incremental revenue of $25,546 and $4,403 for 3QYTD11 and 3QYTD10, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,182 in 3QYTD11 relative to the U.S. dollar, total revenues would have increased 10% from $716,107 to $788,835 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for 3QYTD11 were $710,479, an increase of 14% compared to revenues for 3QYTD10 of $621,635. The Acquired Companies contributed incremental revenue of $25,546 and $4,403 for 3QYTD11 and 3QYTD10, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $1,374 in 3QYTD11 relative to the U.S. dollar, North American revenues would have increased 11% from $617,232 to $683,559. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales of Voice Services within the government (primarily federal and state) and retail revenue verticals, increased activity for both end-user and indirect sales of Data Services within the business services, financial services and technology revenue verticals and a general increase in activity for Hotline Services.
Europe
Revenues in Europe for 3QYTD11 were $75,186, nearly equivalent to revenues for 3QYTD10 of $75,248. Excluding the negative exchange rate impact of $4,022 in 3QYTD11 relative to the U.S. dollar, Europe revenues would have increased 5% from $75,248 to $79,208. The Company believes this increase is primarily due to several large orders for Hotline Services within the business services revenue vertical. Revenues in Europe otherwise continue to be impacted by weak general economic conditions that affected client demand for Data Services and Hotline Services.
All Other
Revenues for All Other for 3QYTD11 were $27,534, an increase of 17% compared to revenues for 3QYTD10 of $23,627. Excluding the positive exchange rate impact of $1,466 in 3QYTD11 relative to the U.S. dollar, All Other revenues would have increased 10% from $23,627 to $26,068.
Revenue by Service Type
Data Services
Revenues from Data Services for 3QYTD11 were $170,836, an increase of 21% compared to revenues for 3QYTD10 of $140,680. Excluding the positive exchange rate impact of $183 in 3QYTD11 relative to the U.S. dollar for international Data Services, Data Services revenues would have increased 21% from $140,680 to $170,653. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales in North America within the business services, financial services and technology revenue verticals.
Voice Services
Revenues from Voice Services for 3QYTD11 were $500,354, an increase of 12% compared to revenues for 3QYTD10 of $445,025. The Acquired Companies contributed incremental revenue of $25,546 and $4,403 for 3QYTD11 and 3QYTD10, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have increased 8% from $440,622 to $474,808. The Company believes that this increase is primarily due to increased activity for both indirect and end-user sales of Voice Services within the government (primarily federal and state) and retail revenue verticals. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.

Hotline Services
Revenues from Hotline Services for 3QYTD11 were $142,009, an increase of 5% compared to revenues for 3QYTD10 of $134,805. Excluding the negative exchange rate impact of $1,365 in 3QYTD11 relative to the U.S. dollar for international Hotline Services, Hotline Services revenues would have increased 6% from $134,805 to $143,374. The Company believes this increase is primarily due to several large orders in Europe within the business services revenue vertical and a general increase in activity in North America and All Other.
Gross profit
Gross profit dollars for 3QYTD11 were $270,386, an increase of 8% compared to gross profit dollars for 3QYTD10 of $251,516. Gross profit as a percent of revenues for 3QYTD11 was 33.2%, a decrease of 1.7% compared to Gross profit as a percent of revenues for 3QYTD10 of 34.9%. The Company believes the percent decrease was due primarily to an increase in project-related work, which carries a lower margin than MAC work and maintenance work, for Voice Services, lower margin projects primarily due to several strategic investments and continued pricing pressures for Data Services and product mix for Hotline Services. The dollar increase is primarily due to the increase in revenues partially offset by the decrease in gross profit as a percentage of revenues.
Gross profit dollars for Data Services for 3QYTD11 were $43,853, or 25.7% of revenues, compared to gross profit dollars for 3QYTD10 of $38,167, or 27.1% of revenues. Gross profit dollars for Voice Services for 3QYTD11 were $161,347, or 32.2% of revenues, compared to gross profit dollars for 3QYTD10 of $148,811, or 33.4% of revenues. Gross profit dollars for Hotline Services for 3QYTD11 were $65,186, or 45.9% of revenues, compared to gross profit dollars for 3QYTD10 of $64,538, or 47.9% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.
Selling, general & administrative expenses
Selling, general & administrative expenses for 3QYTD11 were $191,450, a decrease of 1% compared to Selling, general & administrative expenses for 3QYTD10 of $192,596. Selling, general & administrative expenses as a percent of revenues for 3QYTD11 were 23.5%, a decrease of 3.2% compared to Selling, general & administrative expenses as a percent of revenues for 3QYTD10 of 26.7%. The Company incurred certain Selling, general & administrative expenses that Management considers non-operating items. These items are historical stock option granting practices investigation and related matters costs of $0 and $4,574, the United States General Services Administration settlement of $0 and $2,145 and severance expenses of $1,304 and $2,521 for a total of $1,304 and $9,240, or 0.2% and 1.3% of revenues, for 3QYTD11 and 3QYTD10, respectively. Excluding these items, Selling, general & administrative expenses would have increased 4% from $183,356 to $190,146 and Selling, general & administrative expenses as a percent of revenues would have decreased 2.0% from 25.4% to 23.4% for 3QYTD10 and 3QYTD11, respectively. Management believes that the foregoing provides insight into components of these expenses to enable a better understanding of the Company’s results of operations.
The increase in Selling, general & administrative expenses was primarily due to the increase in costs to support the total revenue growth discussed above. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to certain leveraging of the Company’s cost structure as revenues continue to increase and efficiencies resulting from an ongoing evaluation of the Company’s cost structure.
Intangibles amortization
Intangibles amortization for 3QYTD11 was $9,061, a decrease of 3% compared to Intangibles amortization for 3QYTD10 of $9,303. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by addition of intangible assets from acquisitions completed subsequent to the third quarter of Fiscal 2010.
Operating income
As a result of the foregoing, Operating income for 3QYTD11 was $69,875, an increase of 41% compared to Operating income for 3QYTD10 of $49,617 and Operating income as a percent of revenues for 3QYTD11 was 8.6%, an increase of 1.7% compared to Operating income as a percent of revenues for 3QYTD10 of 6.9%.

Interest expense (income), net
Net interest expense for 3QYTD11 was $4,460, a decrease of 32% compared to net interest expense for 3QYTD10 of $6,592. Net interest expense as a percent of revenues for 3QYTD11 was 0.5%, a decrease of 0.4% compared to Net interest expense as a percent of revenues for 3QYTD10 of 0.9%. The Company’s interest-rate swaps contributed gains of $1,920 and $126 for 3QYTD11 and 3QYTD10, respectively, due to the change in fair value. Excluding the effect of the interest-rate swaps, net interest expense would have decreased 5% from $6,718, or 0.9% of revenues, for 3QYTD10, to $6,380, or 0.8% of revenues, for 3QYTD11. This decrease in net interest expense is due to decreases in the weighted-average interest rate from 1.4% for 3QYTD10 to 1.3% for 3QYTD11 and in the weighted-average outstanding debt from $247,550 for 3QYTD10 to $219,389 for 3QYTD11. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.
Provision for income taxes
The tax provision for 3QYTD11 was $24,887, an effective tax rate of 38.0%. This compares to the tax provision for 3QYTD10 of $16,205, an effective tax rate of 37.5%. The tax rate for 3QYTD11 was higher than 3QYTD10 due to an increase in uncertain income tax positions (including interest and penalties) partially offset by foreign currency exchange effects on previously-taxed income. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for 3QYTD11 was $40,604, an increase of 50% compared to Net income for 3QYTD10 of $27,007 and Net income as a percent of revenues for 3QYTD11 was 5.0%, an increase of 1.3% compared to Net income as a percent of revenues for 3QYTD10 of 3.7%.
Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities during 3QYTD11 was $36,072. Significant factors contributing to the source of cash were: net income of $40,604 inclusive of non-cash charges of $13,672 and $7,999 for amortization/depreciation expense and stock compensation expense, respectively, as well as increases in trade accounts payable of $6,140, billings in excess of costs of $4,723 and accrued taxes of $1,449. Significant factors contributing to a use of cash include increases in trade accounts receivable, net inventory and costs in excess of billings of $9,161, $2,320 and $25,012, respectively, as well as decreases in restructuring reserves of $3,071 and other liabilities of $2,667. The increase in costs in excess of billings reflects additional large contracts where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition. It should be noted that the increase in costs in excess of billings represents revenue growth and not a delay in the collection of working capital. Changes in the above accounts are based on average Fiscal 2011 exchange rates.
Net cash provided by operating activities during 3QYTD10 was $42,133. Significant factors contributing to the source of cash were: net income of $27,007 inclusive of non-cash charges of $15,097 and $5,022 for amortization/depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $3,617 and net trade accounts receivable of $11,568 and an increase in accrued expenses and accrued taxes of $3,069 and $2,814, respectively. Significant factors contributing to a use of cash include decreases in billings in excess of costs and restructuring reserves of $3,704 and $5,178, respectively, and an increase in costs in excess of billings of $22,623. The increase in costs in excess of billings is primarily related to billing terms associated with certain government-related contracts. Changes in the above accounts are based on average Fiscal 2010 exchange rates.
As of December 31, 2010 and 2009, the Company had cash and cash equivalents of $27,960 and $29,056, respectively, working capital of $159,656 and $141,378, respectively, and a current ratio of 1.7 and 1.7, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next twelve (12) months.

Investing Activities
Net cash used by investing activities during 3QYTD11 was $17,448. Significant factors contributing to the cash outflow were: $12,811 to acquire 100% of Logos and a non-controlling interest in Genesis Networks Integration Services, LLC, $2,906 for gross capital expenditures and $1,829 for holdbacks and contingent fee payments related to prior period acquisitions.
Net cash used by investing activities during 3QYTD10 was $19,866. Significant factors contributing to the cash outflow were: $10,687 to acquire Quanta and CBS, $7,738 for holdbacks and contingent fee payments related to prior period acquisitions and $1,573 for gross capital expenditures.
Financing Activities
Net cash used by financing activities during 3QYTD11 was $12,458. Significant factors contributing to the cash outflow were $12,821 of net payments on long-term debt and $3,166 for the payment of dividends. Significant factors contributing to the cash inflow were $4,712 of proceeds from the exercise of employee stock options.
Net cash used by financing activities during 3QYTD10 was $17,565. Significant factors contributing to the cash outflow were $14,408 of net payments on long-term debt and $3,157 for the payment of dividends.
Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the “Credit Agreement”). The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2010, the Company was in compliance with all financial covenants under the Credit Agreement.
As of December 31, 2010, the Company had total debt outstanding of $199,300. Total debt was comprised of $197,815 outstanding under the Credit Agreement and $1,334 of obligations under capital leases. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended December 31, 2010 was $222,000, $212,871 and 1.2%, respectively, compared to $255,725, $244,475 and 1.2%, respectively, for the three (3) months ended December 31, 2009. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine (9) months ended December 31, 2010 was $237,255, $219,389 and 1.3%, respectively, compared to $261,750, $247,550 and 1.4%, respectively, for the nine (9) months ended December 31, 2009.
As of December 31, 2010, the Company had $4,565 outstanding in letters of credit and $147,620 in unused commitments under the Credit Agreement.
Dividends
Fiscal 2011
3Q11 - The Company’s Board of Directors (the “Board”) declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,066 and was paid on January 14, 2011 to stockholders of record at the close of business on December 31, 2010.

2Q11 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,057 and was paid on October 15, 2010 to stockholders of record at the close of business on October 1, 2010.
1Q11 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,056 and was paid on July 19, 2010 to stockholders of record at the close of business on July 2, 2010.
Fiscal 2010
3Q10 - The Board declared a cash dividend of $0.06 per share on all outstanding shares of the common stock. The dividend totaled $1,053 and was paid on January 8, 2010 to stockholders of record at the close of business on December 24, 2009.
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
Repurchase of Common Stock
Fiscal 2011
3Q11 - During the three (3) months ended December 31, 2010, the Company repurchased 28 shares of its common stock for an aggregate purchase price of $1, or an average purchase price per share of $36.08.
2Q11 - There were no repurchases of common stock during the three (3) months ended September 30, 2010.
1Q11 - During the three (3) months ended June 30, 2010, the Company made tax payments of $482 and withheld 16,488 shares of common stock, which were designated as treasury shares, for an average price per share of $29.26, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2010 of certain restricted stock units.
Fiscal 2010
There were no repurchases of common stock during Fiscal 2010.
Since the inception of the repurchase program in April 1999 through December 31, 2010, the Company has repurchased 7,626,223 shares of common stock for an aggregate purchase price of $323,096, or an average purchase price per share of $42.37. These shares do not include the treasury shares withheld for tax payments resulting from the vesting in May 2010 of certain restricted stock units. As of December 31, 2010, 873,777 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20,000.
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

Valuation of Goodwill
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2011 using data as of October 2, 2010. The following table reconciles the carrying value of goodwill, as of October 2, 2010, for the Company’s reportable segments as reported in its consolidated financial statements, to the carrying value of goodwill by reporting unit which is used for the annual goodwill impairment assessment:

	North		All
	America	Europe	Other	Total

Goodwill (as reported in financial statements)	$571,673	$70,515	$2,228	$644,416
Adjustment	(30,370)	27,333	3,037	—

Goodwill (for annual impairment assessment) [1]	$541,303	$97,848	$5,265	$644,416

1 Goodwill (for annual impairment assessment) represents the amount of goodwill that is “at risk” by reporting unit.
The results of the Company’s annual goodwill impairment assessment conducted during the third quarter of Fiscal 2011 indicate that goodwill is not impaired in any of the Company’s reporting units. The following table summarizes the estimated fair value of the reporting unit, the net book value of the reporting unit and the surplus of the estimated fair value of the reporting unit over the net book value of the reporting unit as of October 2, 2010:

	North		All
	America	Europe	Other	Total

Estimated fair value of the reporting unit	$716,924	$126,140	$62,601	$905,665
Net book value of the reporting unit	584,718	116,108	24,754	725,580

Surplus	$132,206	$10,032	$37,847	$180,085

As previously disclosed, the Company uses an income approach to derive a present value of the reporting unit’s projected future annual cash flows and the present residual value of the reporting unit. The Company uses a variety of underlying assumptions to estimate these future cash flows, which vary for each of the reporting units and include (i) future revenue growth rates, (ii) future operating profitability, (iii) the weighted-average cost of capital and (iv) a terminal growth rate. To illustrate the sensitivity of the discounted future cash flows, an instantaneous 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would be material to the estimated fair value of the reporting unit, would produce a decrease in the fair value of the reporting units by $110,030, $13,810 and $5,461 for North America, Europe and All Other, respectively.
Since October 2, 2010, the Company’s stock market capitalization has generally been lower than its net book value. Each of the Company’s reporting units continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2011 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.
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

Critical Accounting Policies/Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. There have been no changes to the Company’s critical accounting policies during the three (3) and nine (9) months ended December 31, 2010.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of December 31, 2010, the Company had total long-term obligations of $197,815 under the Credit Agreement. Of the outstanding debt, $150,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $47,815 was in variable rate obligations. As of December 31, 2010, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $118 ($73 net of tax) assuming the Company employed no intervention strategies.
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
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 (which reduced to $50,000 as of June 26, 2009) and does not qualify for hedge accounting. On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate, has a notional value of $100,000 reducing to $50,000 after two (2) years and does not qualify for hedge accounting. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Income.
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
As of December 31, 2010, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.01 to 1.15 Australian dollar, 1.01 to 1.08 Canadian dollar, 5.71 to 5.99 Danish krone, 0.71 to 0.82 Euro, 12.66 to 12.66 Mexican peso, 5.81 to 6.57 Norwegian kroner, 0.62 to 0.68 British pound sterling, 6.65 to 7.51 Swedish krona, 0.96 to 1.15 Swiss franc and 93.10 to 93.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $70,490 and will expire within seven (7) months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisition of Logos during Fiscal 2011. Logos represents approximately 1.0% of the Company’s total assets as of December 31, 2010. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010 excludes an assessment of the internal control over financial reporting of Logos.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

October 3, 2010 to October 31, 2010	—	$—	—	873,805
November 1, 2010 to November 28, 2010	28	$36.08	28	873,777
November 29, 2010 to January 1, 2011	—	$—	—	873,777

Total	28	$36.08	28	873,777

As of December 31, 2010, 873,777 shares were available under repurchase programs approved by the Board and announced on November 20, 2003, August 12, 2004 and November 7, 2006.
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

Item 6. Exhibits.

Exhibit
Number	Description
10.1	First Amendment to Credit Agreement, dated as of October 8, 2010, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the other Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (1)

10.2	Agreement between the Company and Kenneth P. Davis (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2011	BLACK BOX CORPORATION
/s/ Michael McAndrew
Michael McAndrew, Executive Vice
President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	First Amendment to Credit Agreement, dated as of October 8, 2010, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the other Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (1)

10.2	Agreement between the Company and Kenneth P. Davis (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
(1)	Filed herewith.