Form 10-K
period 2011-03-31
BLACK BOX CORP
filed 2011-05-27
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 1, 2011 (based on closing price of such stock as reported by NASDAQ on such date) was $564,375,550. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of May 20, 2011, there were 17,971,104 shares of common stock, par value $.001 (the “common stock”), outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2011 Annual Meeting of Stockholders (the “Proxy Statement”) – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2011
INDEX

PART I
Item 1. Business.
Overview. Black Box Corporation (“Black Box,” “we,” the “Company” or “our”) is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of March 31, 2011, the Company had more than 3,000 professional technical experts in 196 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
Industry Background. Black Box participates in the worldwide network infrastructure market estimated at $100 billion which includes $60 billion and $40 billion for commercial and government markets, respectively.
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
Expert Technical Support Deployed Three Ways.
Locally at Client Sites. Black Box provides complete voice, data and integrated solutions – including design, installation, remote monitoring and routine and emergency maintenance – with consistent high quality and uniformity. The Company maintains certifications from leading voice and data product manufacturers, including Aastra®, Alcatel-Lucent, Aspect®, Avaya®, AVST®, Cisco®, CommScope®, Comview, Convergys®, Microsoft®, Mitel®, NEC®, PathSolutions™ , Polycom®, ShoreTel®, Siemens Enterprise Communications and Symetrics, among others. In addition, the Company maintains one of the industry’s largest staffs of Registered Communications Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA and National Electric Code® standards.

24/7/365 Technical Support. Black Box provides around-the-clock, seven days per week technical support, available to clients in 141 countries worldwide. In Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company’s technical experts responded to 0.9 million, 0.9 million and 1.1 million, respectively, client calls. Black Box specialists receive continuous training to stay up-to-date on the latest technologies.
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
Worldwide Coverage. With 196 offices serving 141 countries, as of March 31, 2011, Black Box has a worldwide footprint in the industry, serving every major industry sector. This worldwide coverage and 35 years of experience makes one-source project management a reality for Black Box clients. Black Box ensures that clients with these needs receive consistent high-quality design, workmanship and technology from a single service provider. The Company is exposed to certain risks because of its global operations discussed under the caption “We are subject to the risks of international operations” in Part I, Item 1A, “Risk Factors,” which is incorporated herein by reference.
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
ISO 9001 Certified. Black Box has received ISO 9001:2000 certification in Japan, Mexico and Puerto Rico and ISO 9001:2008 certification in Australia, Brazil, Canada, Chile, Germany, France, Ireland, Italy, the Netherlands, Singapore, Spain, the United Kingdom and the United States. Rigorous quality control processes must be documented and practiced to earn and maintain ISO 9001 certification.
Proprietary Client List. Over the course of its 35 year history, the Company has built a proprietary mailing list of approximately 1.6 million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted marketing programs reach their specified audiences. The Company believes that its proprietary client list is a valuable asset that represents a significant competitive advantage. The Company does not rent its client list.
Rapid Order Fulfillment. Black Box has developed efficient inventory management and order fulfillment systems that allow most standard products to be shipped that same day. Requests for same day counter-to-counter delivery and special labeling, kitting and packaging are also available from Black Box.

Growth Strategy. The principal components of Black Box’s growth strategy include: (i) cross-selling marketing activities capitalizing on its one-source solution of DVH® (Data, Voice and Hotline) Services, (ii) expanded product offerings and (iii) expanded global technical support services primarily through mergers and acquisitions. The Company has completed the following transactions during Fiscal 2011, Fiscal 2010 and Fiscal 2009:
Fiscal 2011:
During the third quarter of Fiscal 2011, the Company acquired LOGOS Communications Systems, Inc. (“Logos”), a privately-held company headquartered in Westlake, OH. Logos has an active client base which includes commercial, education and various local government agency accounts.
Fiscal 2010:
During the third quarter of Fiscal 2010, the Company acquired Quanta Systems, LLC (“Quanta”), a privately-held company headquartered in Gaithersburg, MD. Quanta has an active client base which includes various United States Department of Defense and government agency accounts.
Also during the third quarter of Fiscal 2010, the Company acquired CBS Technologies Corp. (“CBS”), a privately-held company headquartered in Islandia, NY. CBS has an active client base which includes commercial, education and various government agency accounts.
Fiscal 2009:
During the fourth quarter of Fiscal 2009, the Company acquired Scottel Voice & Data, Inc. (“Scottel”), a privately-held company based out of Culver City, CA. Scottel has an active client base which includes commercial, education and various government agency accounts.
During the third quarter of Fiscal 2009, the Company acquired Network Communications Technologies, Inc. (“NCT”), a privately-held company based out of Charlotte, NC. NCT has an active client base which includes commercial, education and various government agency accounts.
Also during the third quarter of Fiscal 2009, the Company acquired ACS Communications, Inc. (“ACS”), a privately-held company based out of Austin, TX. ACS has an active client base which includes commercial, education and various government agency accounts.
During the second quarter of Fiscal 2009, the Company acquired Mutual Telecom Services Inc. (“MTS”), a privately-held company based out of Needham, MA. MTS is a global telecommunications services and solutions provider primarily servicing clients in the Department of Defense and other federal agencies.
During the first quarter of Fiscal 2009, the Company acquired UCI Communications LLC (“UCI”), a privately-held company based out of Mobile, AL. UCI has an active client base which includes commercial, education and various government agency accounts.
The results of operations for all acquisitions noted above are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.

These acquired companies, which are focused on servicing the North America Voice Services and North America Data Services markets, have influenced the composition of the Company’s service types as profiled below:

	Percent of Consolidated Revenues
Service Type	FY11	FY10	FY09	FY08	FY07

Data Services	22%	19%	19%	19%	18%
Voice Services	60%	62%	60%	58%	60%
Hotline Services	18%	19%	21%	23%	22%

Black Box Total	100%	100%	100%	100%	100%

Clients. Black Box clients range from small organizations to many of the world’s largest corporations and institutions. Black Box clients participate in many diverse industries, including government, technology, retail, manufacturing, business services, banking, healthcare, distributors, education, real estate development and utilities, among others. Revenues from the Company’s clients are segmented as approximately 65% from large companies (i.e., revenues greater than $1 billion, including federal governments), approximately 15% from medium-sized companies (i.e., revenues between $50 million and $1 billion, including state governments) and approximately 20% from small companies (i.e., revenues less than $50 million, including local governments).
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
During Fiscal 2011, the 2010 Black Box® Catalog won a Silver award at the 28th Annual Conference for Catalog and Multichannel Merchants (ACCM). This marks the 15th consecutive year that Black Box won honors in the Computer and High-Tech Equipment category. The 620-page catalog showcases the Company’s vast line of 118,000 communications, networking and infrastructure products.
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
Backlog. Backlog represents expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days of quarter end. The worldwide backlog was $223 million, $203 million and $194 million at March 31, 2011, 2010 and 2009, respectively.
Team Members. As of March 31, 2011, the Company had 4,413 team members worldwide compared to 4,348 and 4,542 as of March 31, 2010 and 2009, respectively. Of the 4,413 current team members, 511 are subject to collective bargaining agreements. The Company believes that its relationship with its team members is good.
Financial Information. Financial information regarding the Company, including segment data, is set forth in Item 8 of this Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (this “Form 10-K”) and is incorporated herein by reference.
International Revenues. Revenues from countries outside North America were $137 million, or 13% of total revenues, for Fiscal 2011 compared to $132 million, or 14% of total revenues, and $161 million, or 16% of total revenues, for Fiscal 2010 and Fiscal 2009, respectively.
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
We are dependent upon certain key supply chain and distribution agreements. We have significant arrangements with a small number of technology suppliers. If we experience disruptions in our supply chain with these manufacturers for any reason or lose our distribution rights, we may not be able to fulfill client commitments with an acceptable alternative or we may not be able to obtain alternative solutions at similar costs.
We are dependent upon the demand for our products and services. We and our competitors in the industry are dependent on the demand for the products and services that we deliver. Changes in technology or other unforeseen developments within our industry could result in decreased demand for our products and services. We cannot guarantee that historical levels of demand will continue or increase in the future.
We face intense competition. We operate in a highly competitive industry. Our competitors, who include our technology suppliers and certain clients, may be able to deliver products and services at better prices or more quickly due to factors beyond our control. New competitors may also arise in the future, which threaten our ability to sustain or grow our market share. We cannot guarantee that we can continue to compete effectively in the future and still be able to sustain our historical levels of profit margin.
Our financial results are dependent on our economic environments. We, our clients or our vendors may experience economic hardships due to inflation or recession, changes in laws and regulations, business disruptions due to natural disasters, acts of terrorism or war or other factors that are beyond our control and that could negatively impact our financial condition or our ability to meet our future financial goals.
Our revenue is dependent upon repeat client business and generally is not subject to long-term contracts. A majority of our revenue is generated through individual sales of products and services and less than twenty-five percent (25%) of our revenue is generated from long-term maintenance contracts. We depend on repeat client business as well as our ability to develop new client business to sustain and grow our revenue. Although our focus on delivering high-quality sales and service has proven to be successful in the past, we cannot guarantee that we will be able to grow or even sustain our current level of revenue in the future.
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
Our business operations could be disrupted if our information technology systems fail to perform adequately. The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, order entry and fulfillment and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches and viruses. Any such damage or interruption could have a material adverse effect on our business.
A significant part of our business involves public sector clients which provides unique risks. Our revenues from sales to the public sector, including sales to federal, state and local governments and governmental agencies, has grown in recent years. These sales are made through various direct contracts, through reseller agreements with government contractors and through open market sales. Government contracting is a highly-regulated area. Failure to comply with the technical requirements of regulations or contracts could subject us to fines, penalties, suspension or debarment from doing business with such clients, which could have a material adverse effect on our business.
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
We have a significant amount of goodwill that could be subject to impairment. As a result of our acquisition program, we have accumulated goodwill. We conduct an impairment assessment of the carrying value of our goodwill at least annually. No impairment of goodwill has been identified during any of the periods presented. We will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted. Further deterioration in the market or actual results as compared with our projections or any reorganization of our business segments may require us to conduct an interim assessment of our goodwill and could ultimately result in a future impairment. In the event that we determine that our goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations. The information set forth under the caption “Goodwill” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K is incorporated herein by reference in order to supplement this information.
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

Item 3. Legal Proceedings.
Regulatory Matters
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena required production of documents and information. The Company understands that the materials were being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. During Fiscal 2010, the Company recorded expense of $2,850 in connection with this investigation. During the fourth quarter of Fiscal 2011, the Company entered into a settlement agreement to settle this matter for the amount previously recorded and, subsequent to March 31, 2011, made payment of such amount in accordance with the settlement agreement. This matter is now concluded.
Litigation Matters
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Company management (“Management”) believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.
Item 4. [Removed and Reserved].
Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company

R. Terry Blakemore	54	President and Chief Executive Officer

Michael McAndrew	51	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Francis W. Wertheimber	58	Senior Vice President – Pacific Rim/Far East

Kenneth P. Davis	47	Vice President - Voice Services North, Europe and Latin America

The following is a biographical summary of the experience of the executive officers of the Company:
R. TERRY BLAKEMORE, 54, was named President and Chief Executive Officer and was selected as a member of the Board on October 13, 2007. He was elected as a director by our stockholders on August 12, 2008. He had served in the capacity of Interim President and Chief Executive Officer of the Company from May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Services business unit. Mr. Blakemore has been with the Company for 12 years.
MICHAEL MCANDREW, 51, was promoted to Executive Vice President on May 11, 2010. He had previously been promoted to the position of Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis prior to December 13, 2002. Mr. McAndrew has been with the Company for 21 years.
FRANCIS W. WERTHEIMBER, 58, was promoted to Senior Vice President – Pacific Rim/Far East in May 2004. He was promoted to Vice President – Pacific Rim/Far East on May 9, 1997. He was Managing Director of Black Box Japan prior to May 9, 1997. Mr. Wertheimber has been with Black Box for 18 years.
KENNETH P. DAVIS, 47, was named Vice President - Voice Services North, Europe and Latin America on November 1, 2010. Mr. Davis has served in a number of operating roles within the Company, most recently as Vice President and General Manager of the Northeast Region, Europe and Latin America. Mr. Davis has been with the Company for 13 years.

Directors of the Registrant
The following sets forth certain information concerning the members of the Board:
WILLIAM F. ANDREWS, 79, was elected as a director on May 18, 1992. Mr. Andrews currently is Chairman of the Executive Committee of Corrections Corporation of America (private prisons) and Chairman of Katy Industries, Inc. (diversified manufacturing company). He has been a principal with Kohlberg & Co., a private investment company, since 1995. He is also a director of Corrections Corporation of America, Katy Industries, Inc., O’Charley’s, Inc. and Trex Company, Inc., all publicly-held companies, and SVP Holdings Limited.
R. TERRY BLAKEMORE, 54, was selected as a member of the Board on October 13, 2007 and was named President and Chief Executive Officer on the same date. He was elected as a director by our stockholders on August 12, 2008. He had served in the capacity of Interim President and Chief Executive Officer of the Company from May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Services business unit. Mr. Blakemore has been with the Company for 12 years.
RICHARD L. CROUCH, 64, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm on July 2, 2004.
THOMAS W. GOLONSKI, 68, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. Mr. Golonski is a director of several educational and health care organizations and active in other charitable organizations.
THOMAS G. GREIG, 63, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc., a number of privately-held companies and a public, not-for-profit foundation.
WILLIAM H. HERNANDEZ, 63, was selected to be a director on December 3, 2009 and was elected by our stockholders on August 10, 2010. Mr. Hernandez was the Senior Vice President, Finance and Chief Financial Officer of PPG Industries, Inc. (“PPG”) from 1995 until October 15, 2009. Prior to assuming those duties in 1995, Mr. Hernandez served as PPG’s Controller from 1990 to 1994 and as Vice President and Controller from 1994. From 1974 until 1990, Mr. Hernandez held a number of positions at Borg-Warner Corporation. Mr. Hernandez is a Certified Management Accountant. Mr. Hernandez is a director of USG Corporation, Eastman Kodak Company and Albermarle Corporation, all publicly-held companies.
EDWARD A. NICHOLSON, PH.D., 71, was elected as a director on August 10, 2004. Dr. Nicholson served as President of Robert Morris University from 1989 to 2005 and is presently a Professor of Management at Robert Morris University. He is also a director of Brentwood Bank and several regional economic, charitable and cultural organizations. He has served a number of businesses and government agencies as a consultant in the areas of long-range planning, organization design and labor relations.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Information:
The common stock is traded on NASDAQ under the symbol “BBOX” and has been assigned to the NASDAQ Global Select tier. As of March 31, 2011, 25,560,861 shares of the common stock were issued, of which 7,642,767 shares were held in treasury.
The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low

Fiscal 2011
1st Quarter	$35.59	$27.01
2nd Quarter	33.42	26.40
3rd Quarter	40.17	31.15
4th Quarter	40.78	33.30
Fiscal 2010
1st Quarter	$37.67	$23.18
2nd Quarter	34.53	24.03
3rd Quarter	30.07	24.25
4th Quarter	33.31	25.80

On May 20, 2011, the last reported sale price of the common stock was $32.97 per share.
Dividend Policy:
Cash dividends of $0.06 per share of common stock were declared during each quarter during Fiscal 2011 and Fiscal 2010. Dividends declared during Fiscal 2011 were paid on July 19, 2010, October 15, 2010, January 14, 2011 and April 13, 2011. Dividends declared during Fiscal 2010 were paid on July 10, 2009, October 9, 2009, January 8, 2010 and April 13, 2010. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

Under the Company’s Third Amended and Restated Credit Agreement dated as of January 30, 2008, as amended on October 8, 2010 (the “Credit Agreement”), the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.
Stockholders:
As of March 31, 2011, there were 1,316 holders of record of the common stock.
Equity Plan Compensation Information:
See the information set forth under the caption “Equity Plan Compensation Information” in the Proxy Statement which is incorporated by reference into Item 12 of Part III of this Form 10-K.
Issuance of Unregistered Securities:
There were no issuances of unregistered securities during the three month period ended March 31, 2011.
Issuer Purchases of Equity Securities:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

January 2, 2011 to January 30, 2011	—	$—	—	873,777
January 31, 2011 to February 27, 2011	56	40.44	56	873,721
February 28, 2011 to March 31, 2011	—	—	—	873,721

Total	56	40.44	56	873,721

As of March 31, 2011, 873,721 shares were available under repurchase programs approved by the Board and announced on November 20, 2003, August 12, 2004 and November 7, 2006.
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

	Fiscal
	2011	2010	2009	2008	2007

Statements of Income
Revenues
Hotline products	$188,998	$180,296	$209,793	$235,314	$222,903
On-Site services	879,231	781,097	789,755	781,428	793,407

Total	1,068,229	961,393	999,548	1,016,742	1,016,310
Cost of sales
Hotline products	101,733	93,636	108,561	122,011	113,780
On-Site services	609,386	532,376	533,807	528,111	528,541

Total	711,119	626,012	642,368	650,122	642,321
Gross profit	357,110	335,381	357,180	366,620	373,989
Selling, general & administrative expenses	253,896	257,136	266,387	275,309	290,355
Intangibles amortization	12,156	15,202	10,790	6,679	10,285

Operating income	91,058	63,043	80,003	84,632	73,349
Interest expense (income), net	5,430	8,882	10,279	21,298	18,407
Other expenses (income), net	348	(166)	561	(197)	42

Income before provision for income taxes	85,280	54,327	69,163	63,531	54,900
Provision for income taxes	32,418	19,824	23,854	24,298	19,291

Net income	$52,862	$34,503	$45,309	$39,233	$35,609

Basic earnings per share	$2.99	$1.97	$2.59	$2.23	$2.03

Diluted earnings per share	$2.97	$1.97	$2.59	$2.22	$2.00

Dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.24

Balance Sheet Data (at end of period):
Working Capital (1)	$164,595	$126,585	$130,209	$134,031	$117,059
Total assets	1,171,983	1,125,364	1,136,488	1,073,851	1,090,091
Long-term debt	181,127	210,873	249,260	195,904	238,194
Total debt	181,859	211,834	250,657	197,293	238,880
Stockholders’ equity	766,259	689,994	647,299	640,274	599,696

(1)	Working capital is computed as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis for the fiscal years ended March 31, 2011, 2010 and 2009 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to “Fiscal Year” or “Fiscal” mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
The Company
Black Box is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions; the Company also offers premise cabling and other data-related services and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 Hotline products that it sells through its catalog and Internet Web site and its On-Site services offices. As of March 31, 2011, the Company had more than 3,000 professional technical experts in 196 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
With respect to Voice Services, the Company’s revenues are primarily generated from the sale and/or installation of new voice communication systems, the maintenance of voice communication systems and moves, adds and changes (“MAC work”) as clients’ employees change locations or as clients move or remodel their physical space. The Company’s diverse portfolio of product offerings allows it to service the needs of its clients which it believes is a unique competitive advantage. With respect to the sale of new voice communication systems, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to replace projects that have been completed. New voice communication system orders often generate a maintenance agreement to maintain the voice communication system which generally ranges from 1-3 years for commercial clients and 3-5 years for government clients. Sales of new voice communication systems and, to a lesser extent, MAC work, is dependent upon general economic growth and the Company’s clients’ capital spending. On the other hand, revenues from maintenance contracts generally are not dependent on the economy as clients seek to extend the life of their existing equipment and delay capital spending on new voice communication systems. The Company also has government contracts which generate significant revenues and are not as dependent on the overall economic environment as commercial clients. Maintenance and MAC work revenues also are dependent upon the Company’s history and relationship with its clients and its long track record of providing high-quality service.
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
There is and has been a trend toward convergence of voice and data networks, in each of which the Company has technical expertise. Since the Company has technical expertise in both of these areas, the Company believes that this is a competitive advantage. Both the Voice Services and Data Services businesses generate backlog. At March 31, 2011, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $223,000 and relates primarily to Voice Services and Data Services.

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
The Company services a variety of clients within most major industries, with the highest concentration in government, business services, technology, retail, healthcare and manufacturing. Factors that impact those verticals, therefore, could have an impact on the Company. While the Company generates most of its revenues in North America, the Company also generates revenues from around the world, primarily Europe, such that factors that impact the European market could impact the Company.
Management strives to develop extensive and long-term relationships with high-quality clients as Management believes that satisfied clients will demand quality services and product offerings even in economic downturns.
Management is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed several acquisitions from April 1, 2008 through March 31, 2011 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Services and North America Data Services for the periods under review. Fiscal 2011 acquisitions include LOGOS Communications Systems, Inc. (“Logos”). Fiscal 2010 acquisitions include (i) Quanta Systems, LLC (“Quanta”) and (ii) CBS Technologies Corp. (“CBS”). Fiscal 2009 acquisitions include (i) UCI Communications LLC (“UCI”), (ii) Mutual Telecom Services Inc. (“MTS”), (iii) ACS Communications, Inc. (“ACS”), (iv) Network Communications Technologies, Inc. (“NCT”) and (v) Scottel Voice & Data, Inc. (“Scottel”). The acquisitions noted above are collectively referred to as the “Acquired Companies.” References to the Acquired Companies within our comparison of Fiscal 2011 and Fiscal 2010 are intended to describe the Acquired Companies from April 1, 2009 through March 31, 2011. References to the Acquired Companies within our comparison of Fiscal 2010 and Fiscal 2009 are intended to describe the Acquired Companies from April 1, 2008 through March 31, 2010. The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
The Company incurs certain expenses (i.e., expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of the past, current and an estimate of these future expenses based on information available to the Company as of March 31, 2011.

	Fiscal
	2009	2010	2011	2012	2013	Thereafter

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$1,888	$476	$—	—	—	—
Intangibles amortization
Amortization of intangible assets on acquisitions	10,671	15,150	12,111	12,090	11,127	69,092

Total	$12,559	$15,626	$12,111	$12,090	$11,127	$69,092

The following table is included to provide a schedule of an estimate of these expenses for Fiscal 2012 (by quarter) based on information available to the Company through March 31, 2011.

	1Q	2Q	3Q	4Q	FY

Selling, general & administrative expenses
Asset write-up depreciation expense on acquisitions	$—	$—	$—	$—	$—
Intangibles amortization
Amortization of intangible assets on acquisitions	3,033	3,019	3,019	3,019	12,090

Total	$3,033	$3,019	$3,019	$3,019	$12,090

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Fiscal
	2011		2010		2009
		% of		% of		% of
		total		total		total
	$	revenue	$	revenue	$	revenue

Revenues
North America	$931,181	87.2%	$829,233	86.3%	$838,871	83.9%
Europe	100,221	9.4%	99,502	10.3%	121,839	12.2%
All Other	36,827	3.4%	32,658	3.4%	38,838	3.9%

Total	$1,068,229	100%	$961,393	100%	$999,548	100%
Operating income
North America	$76,789		$47,623		$61,651
% of North America revenues	8.2%		5.7%		7.3%
Europe	$8,032		$10,148		$12,548
% of Europe revenues	8.0%		10.2%		10.3%
All Other	$6,237		$5,272		$5,804
% of All Other revenues	16.9%		16.1%		14.9%

Total	$91,058	8.5%	$63,043	6.6%	$80,003	8.0%

The following table provides information on Revenues and Gross profit by service type (Data Services, Voice Services and Hotline Services). The table below should be read in conjunction with the following discussions.

	Fiscal
	2011		2010		2009
		% of		% of		% of
		total		total		total
	$	revenue	$	revenue	$	revenue

Revenues
Data Services	$230,719	21.6%	$187,535	19.5%	$191,436	19.2%
Voice Services	648,512	60.7%	593,562	61.7%	598,319	59.8%
Hotline Services	188,998	17.7%	180,296	18.8%	209,793	21.0%

Total	$1,068,229	100%	$961,393	100%	$999,548	100%
Gross profit
Data Services	$59,287		$51,048		$55,407
% of Data Services revenues	25.7%		27.2%		28.9%
Voice Services	$210,558		$197,673		$200,541
% of Voice Services revenues	32.5%		33.3%		33.5%
Hotline Services	$87,265		$86,660		$101,232
% of Hotline Services revenues	46.2%		48.1%		48.3%

Total	$357,110	33.4%	$335,381	34.9%	$357,180	35.7%

Fiscal 2011 Compared To Fiscal 2010
Total Revenues
Total revenues for Fiscal 2011 were $1,068,229, an increase of 11% compared to total revenues for Fiscal 2010 of $961,393. The Acquired Companies contributed incremental revenue of $36,365 and $11,561 for Fiscal 2011 and Fiscal 2010, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $5 in Fiscal 2011 relative to the U.S. dollar, total revenues would have increased 9% from $949,832 in Fiscal 2010 to $1,031,859 in Fiscal 2011 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for Fiscal 2011 were $931,181, an increase of 12% compared to revenues for Fiscal 2010 of $829,233. The Acquired Companies contributed incremental revenue of $36,365 and $11,561 for Fiscal 2011 and Fiscal 2010, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $1,709 in Fiscal 2011 relative to the U.S. dollar, North American revenues would have increased 9% from $817,672 in Fiscal 2010 to $893,107 in Fiscal 2011. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales of Voice Services within the government (primarily federal and state) and retail revenue verticals, increased activity for both end-user and indirect sales of Data Services within the business services, financial services and technology revenue verticals and a general increase in activity for Hotline Services.
Europe
Revenues in Europe for Fiscal 2011 were $100,221, an increase of 1% compared to revenues for Fiscal 2010 of $99,502. Excluding the negative exchange rate impact of $3,725 in Fiscal 2011 relative to the U.S. dollar, Europe revenues would have increased 4% from $99,502 in Fiscal 2010 to $103,946 in Fiscal 2011. The Company believes this increase is primarily due to several large orders for Hotline Services within the business services revenue vertical. Revenues in Europe otherwise continue to be impacted by weak general economic conditions that affected client demand for Data Services and Hotline Services.

All Other
Revenues for All Other for Fiscal 2011 were $36,827, an increase of 13% compared to revenues for Fiscal 2010 of $32,658. Excluding the positive exchange rate impact of $2,021 in Fiscal 2011 relative to the U.S. dollar, All Other revenues would have increased 7% from $32,658 in Fiscal 2010 to $34,806 in Fiscal 2011.
Revenue by Service Type
Data Services
Revenues from Data Services for Fiscal 2011 were $230,719, an increase of 23% compared to revenues for Fiscal 2010 of $187,535. Excluding the positive exchange rate impact of $714 in Fiscal 2011 relative to the U.S. dollar for international Data Services, Data Service revenues would have increased 23% from $187,535 in Fiscal 2010 to $230,005 in Fiscal 2011. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales in North America within the business services, financial services and technology revenue verticals.
Voice Services
Revenues from Voice Services for Fiscal 2011 were $648,512, an increase of 9% compared to revenues for Fiscal 2010 of $593,562. The Acquired Companies contributed incremental revenue of $36,365 and $11,561 for Fiscal 2011 and Fiscal 2010, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have increased 5% from $582,001 in Fiscal 2010 to $612,147 in Fiscal 2011. The Company believes that this increase is primarily due to increased activity in its indirect channel and within the government (primarily federal and state) and retail revenue verticals in its direct channel. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for Fiscal 2011 were $188,998, an increase of 5% compared to revenues for Fiscal 2010 of $180,296. Excluding the negative exchange rate impact of $709 in Fiscal 2011 relative to the U.S. dollar for international Hotline Services, Hotline Service revenues would have increased 5% from $180,296 in Fiscal 2010 to $189,707 in Fiscal 2011. The Company believes this increase is primarily due to several large orders in Europe within the business services revenue vertical and a general increase in activity in North America and All Other.
Gross profit
Gross profit dollars for Fiscal 2011 were $357,110, an increase of 6% compared to gross profit dollars for Fiscal 2010 of $335,381. Gross profit as a percent of revenues for Fiscal 2011 was 33.4%, a decrease of 1.5% compared to gross profit as a percentage of revenues for Fiscal 2010 of 34.9%. The Company believes the percent decrease was due primarily to an increase in project-related work, which carries a lower margin than MAC work and maintenance work, for Voice Services, lower margin projects primarily due to several strategic investments and continued pricing pressures for Data Services and product mix for Hotline Services. The dollar increase is primarily due to the increase in revenues partially offset by the decrease in gross profit as a percentage of revenues.
Gross profit dollars for Data Services for Fiscal 2011 were $59,287, or 25.7% of revenues, compared to gross profit dollars for Fiscal 2010 of $51,048, or 27.2% of revenues. Gross profit dollars for Voice Services for Fiscal 2011 were $210,558, or 32.5% of revenues, compared to gross profit dollars for Fiscal 2010 of $197,673, or 33.3% of revenues. Gross profit dollars for Hotline Services for Fiscal 2011 were $87,265, or 46.2% of revenues, compared to gross profit dollars for Fiscal 2010 of $86,660, or 48.1% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2011 were $253,896, a decrease of 1% compared to Selling, general & administrative expenses for Fiscal 2010 of $257,136. Selling, general & administrative expenses as a percent of revenue for Fiscal 2011 were 23.8%, a decrease of 2.9% compared to Selling, general & administrative expenses as a percent of revenue for Fiscal 2010 of 26.7%. The Company incurred certain Selling, general & administrative expenses (i.e., non-cash expenditures and other cash expenditures which do not recur on an annual basis) that Management excludes when evaluating the continuing operations of the Company. These items are historical stock option granting practices investigation and related matters costs of $0 and $4,829, the GSA settlement of $0 and $2,860, non-cash stock based compensation expense of $10,270 and $6,775, severance expenses of $1,857 and $4,557 and asset write-up deprecation expense on acquisitions of $0 and $476 for a total of $12,127 and $19,497, or 1.1% and 2.0% of revenues, for Fiscal 2011 and Fiscal 2010, respectively.
The increase in Selling, general & administrative expenses was primarily due to the increase in costs to support the total revenue growth discussed above. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to certain leveraging of the Company’s cost structure as revenues continue to increase and efficiencies resulting from an ongoing evaluation of the Company’s cost structure. The preceding provides explanations for the year-over-year change which excludes the items described above.
Intangibles amortization
Intangibles amortization for Fiscal 2011 was $12,156, a decrease of 20% compared to Intangible amortization for Fiscal 2010 of $15,202. The decrease was primarily attributable to the amortization run-out for certain intangible assets partially offset by the addition of intangible assets from acquisitions completed subsequent to the fourth quarter of Fiscal 2010.
Operating income
As a result of the foregoing, Operating income for Fiscal 2011 was $91,058, an increase of 44% compared to Operating income for Fiscal 2010 of $63,043 and Operating income as a percent of revenues for Fiscal 2011 was 8.5%, an increase of 1.9% compared to Operating income as a percent of revenues for Fiscal 2010 of 6.6%.
Interest expense (income), net
Net interest expense for Fiscal 2011 was $5,430, a decrease of 39% compared to net interest expense for Fiscal 2010 of $8,882. Net interest expense as a percent of revenues for Fiscal 2011 was 0.5%, a decrease of 0.4% compared to Net interest expense as a percent of revenues for Fiscal 2010 of 0.9%. The Company’s interest-rate swaps (as defined below) contributed gains of $2,968 and $65 for Fiscal 2011 and Fiscal 2010, respectively, due to the change in fair value.
This decrease in net interest expense is due to decreases in the weighted-average interest rate from 1.4% for Fiscal 2010 to 1.2% for Fiscal 2011 and in the weighted-average outstanding debt from $246,545 for Fiscal 2010 to $213,124 for Fiscal 2011. The preceding provides explanations for the year-over-year change which excludes the interest-rate swaps described above. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.
Provision for income taxes
The tax provision for Fiscal 2011 was $32,418, an effective tax rate of 38.0%. This compares to the tax provision for Fiscal 2010 of $19,824, an effective tax rate of 36.5%. The tax rate for Fiscal 2011 was higher than Fiscal 2010 due to an increase in state income taxes and uncertain income tax positions (including interest and penalties) partially offset by foreign currency exchange effects on previously-taxed income.
Net income
As a result of the foregoing, Net income for Fiscal 2011 was $52,862, an increase of 53% compared to Net income for Fiscal 2010 of $34,503 and Net income as a percent of revenues for Fiscal 2011 was 4.9%, an increase of 1.3% compared to Net income as a percent of revenues for Fiscal 2010 of 3.6%.

Fiscal 2010 Compared To Fiscal 2009
Total Revenues
Total revenues for Fiscal 2010 were $961,393, a decrease of 4% compared to total revenues for Fiscal 2009 of $999,548. The Acquired Companies contributed incremental revenue of $161,707 and $75,862 for Fiscal 2010 and Fiscal 2009, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $930 in Fiscal 2010 relative to the U.S. dollar, total revenues would have decreased 13% from $923,686 in Fiscal 2009 to $800,616 in Fiscal 2010 for the reasons discussed below.
Revenues by Geography
North America
Revenues in North America for Fiscal 2010 were $829,233, a decrease of 1% compared to revenues for Fiscal 2009 of $838,871. The Acquired Companies contributed incremental revenue of $161,707 and $75,862 for Fiscal 2010 and Fiscal 2009, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $635 in Fiscal 2010 relative to the U.S. dollar, North American revenues would have decreased 13% from $763,009 in Fiscal 2009 to $666,891 in Fiscal 2010. The Company believes that this decrease is primarily due to weaker general economic conditions that affected client demand across all services segments partially offset by an increase in client demand from its federal government clients.
Europe
Revenues in Europe for Fiscal 2010 were $99,502, a decrease of 18% compared to revenues for Fiscal 2009 of $121,839. Excluding the negative exchange rate impact of $2,863 in Fiscal 2010 relative to the U.S. dollar, Europe revenues would have decreased 16% from $121,839 in Fiscal 2009 to $102,365 in Fiscal 2010. The Company believes the decrease is primarily due to weaker general economic conditions that affected client demand for its Data Services and Hotline Services.
All Other
Revenues for All Other for Fiscal 2010 were $32,658, a decrease of 16% compared to revenues for Fiscal 2009 of $38,838. Excluding the positive exchange rate impact of $1,298 in Fiscal 2010 relative to the U.S. dollar, All Other revenues would have decreased 19% from $38,838 in Fiscal 2009 to $31,360 in Fiscal 2010.
Revenue by Service Type
Data Services
Revenues from Data Services for Fiscal 2010 were $187,535, a decrease of 2% compared to revenues for Fiscal 2009 of $191,436. The Acquired Companies contributed incremental revenue of $55,474 and $27,603 for Fiscal 2010 and Fiscal 2009, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,216 in Fiscal 2010 relative to the U.S. dollar for international Data Services, Data Service revenues would have decreased 19% from $163,833 in Fiscal 2009 to $133,277 in Fiscal 2010. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these services.
Voice Services
Revenues from Voice Services for Fiscal 2010 were $593,562, a decrease of 1% compared to revenues for Fiscal 2009 of $598,319. The Acquired Companies contributed incremental revenue of $106,233 and $48,259 for Fiscal 2010 and Fiscal 2009, respectively. Excluding the effects of the acquisitions, Voice Services revenues would have decreased 11% from $550,060 in Fiscal 2009 to $487,329 in Fiscal 2010 . The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for its commercial clients partially offset by an increase in client demand from its federal government clients. There was no exchange rate impact on Voice Services revenues as all of the Company’s Voice Services revenues are denominated in U.S. dollars.
Hotline Services
Revenues from Hotline Services for Fiscal 2010 were $180,296, a decrease of 14% compared to revenues for Fiscal 2009 of $209,793. Excluding the positive exchange rate impact of $286 in Fiscal 2010 relative to the U.S. dollar for international Hotline Services, Hotline Service revenues would have decreased 14% from $209,793 in Fiscal 2009 to $180,010 in Fiscal 2010. The Company believes this decrease is primarily due to weaker general economic conditions that affected client demand for these products and services.

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
Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2010 were $257,136, a decrease of 3% compared to Selling, general & administrative expenses for Fiscal 2009 of $266,387. Selling, general & administrative expenses as a percent of revenue were 26.7% for Fiscal 2010 and Fiscal 2009. The Company incurred certain Selling, general & administrative expenses that Management excludes when evaluating the operations of the Company. These items are historical stock option granting practices investigation and related matters costs of $4,829 and $1,359, the United States General Services Administration settlement of $2,850 and $0, non-cash stock based compensation expense of $6,775 and $3,042, severance expenses of $4,557 and $8,643 and asset write-up deprecation expense on acquisitions of $476 and $1,888 for a total of $19,497 and $14,932, or 2.0% and 1.5% of revenues, for Fiscal 2010 and Fiscal 2009, respectively.
The decrease in Selling, general & administrative expense dollars over the prior year was primarily due to the Company’s continued effort to right-size the organization and more properly align the expense structure with anticipated revenues and changing market demand for its solutions and services. The preceding provides explanations for the year-over-year change which excludes the items described above.
Intangibles amortization
Intangibles amortization for Fiscal 2010 was $15,202, an increase of 41% compared to Intangible amortization for Fiscal 2009 of $10,790. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the third quarter of Fiscal 2009 partially offset by the amortization run-out for certain intangible assets.
Operating income
As a result of the foregoing, Operating income for Fiscal 2010 was $63,043, a decrease of 21% compared to Operating income for Fiscal 2009 of $80,003 and Operating income as a percent of revenues for Fiscal 2010 was 6.6%, a decrease of 1.4% compared to Operating income as a percent of revenues for Fiscal 2009 of 8.0%.
Interest expense (income), net
Net interest expense for Fiscal 2010 was $8,882, a decrease of 14% compared to net interest expense for Fiscal 2009 of $10,279. Net interest expense as a percent of revenues for Fiscal 2010 was 0.9%, a decrease of 0.1% compared to Net interest expense as a percent of revenues for Fiscal 2009 of 1.0%. The Company’s interest-rate swaps contributed gains of $65 and $974 for Fiscal 2010 and Fiscal 2009, respectively, due to the change in fair value.
This decrease in net interest expense is due to a decrease in the weighted-average interest rate to 1.4% for Fiscal 2010 from 3.3% for Fiscal 2009 partially offset by an increase in the weighted-average outstanding debt to $246,545 for Fiscal 2010 from $237,991 for Fiscal 2009. The preceding provides explanations for the year-over-year change which excludes the interest-rate swaps described above. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.

Provision for income taxes
The tax provision for Fiscal 2010 was $19,824, an effective tax rate of 36.5%. This compares to the tax provision for Fiscal 2009 of $23,854, an effective tax rate of 34.5%. The tax rate for Fiscal 2010 was higher than Fiscal 2009 primarily due to a reversal in the prior year of previously-recorded expense related to a potential disallowed deduction under Section 162(m) of the Internal Revenue Code of 1986, as amended, the current year reversal of valuation allowances for certain foreign net operating losses offset by the current year’s increase to uncertain income tax positions and the impact of currency exchange on previously-taxed foreign income. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.
Net income
As a result of the foregoing, Net income for Fiscal 2010 was $34,503, a decrease of 24% compared to Net income for Fiscal 2009 of $45,309 and Net income as a percent of revenues for Fiscal 2010 was 3.6%, a decrease of 0.9% compared to Net income as a percent of revenues for Fiscal 2009 of 4.5%.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities during Fiscal 2011 was $54,865. Significant factors contributing to the source of cash were: Net income of $52,862 inclusive of non-cash charges of $18,222, $10,270 and $7,806 for amortization / depreciation expense, stock compensation expense and deferred taxes, respectively, as well as increases in billings in excess of costs of $2,146 and accrued taxes of $2,292. Significant factors contributing to a use of cash were: increases in trade accounts receivable and costs in excess of billings of $10,393, and $17,537, respectively, as well as decreases in restructuring reserves of $3,458 and accrued expenses of $6,439. Changes in the above accounts are based on average Fiscal 2011 exchange rates.
Net cash provided by operating activities during Fiscal 2010 was $61,948. Significant factors contributing to the source of cash were: Net income of $34,503 inclusive of non-cash charges of $22,923 and $6,775 for amortization / depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $5,709 and net trade accounts receivable of $21,780 and increases in accrued taxes of $2,539 and accrued compensation and benefits of $2,426. Significant factors contributing to a use of cash were: decreases in trade accounts payable, billings in excess of costs and restructuring reserves of $13,902, $4,641 and $5,161, respectively, and an increase in costs in excess of billings of $12,815. Changes in the above accounts are based on average Fiscal 2010 exchange rates.
Net cash provided by operating activities during Fiscal 2009 was $71,566. Significant factors contributing to the source of cash were: Net income of $45,309 inclusive of non-cash charges of $20,722 for amortization / depreciation expense and $3,042 for stock compensation expense, as well as decreases in net inventory of $11,455, net trade accounts receivable of $26,279 and the deferred tax provision of $5,705 and increases in accrued compensation and benefits of $9,024. Significant factors contributing to a use of cash were: decreases in trade accounts payable, accrued expenses, restructuring reserves, billings in excess of costs, accrued taxes and deferred revenue of $8,385, $10,577, $2,264, $5,300, $8,049 and $2,429, respectively. Changes in the above accounts are based on average Fiscal 2009 exchange rates.
As of March 31, 2011, 2010 and 2009, the Company had Cash and cash equivalents of $31,212, $20,885 and $23,720, respectively, working capital of $164,595, $126,585 and $130,209, respectively, and a current ratio of 1.8, 1.6 and 1.6, respectively.
The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next 12 months.
Investing Activities
Net cash used by investing activities during Fiscal 2011 was $19,670. Significant factors contributing to a use of cash were: $5,149 for Capital expenditures, $12,811 to acquire Logos and a non-controlling interest in Genesis Networks Integration Services, LLC and $1,829 for holdbacks and contingent fee payments related to prior period acquisitions. See Note 10 of the Notes to the Consolidated Financial Statements for additional details regarding these acquisitions.
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
Financing Activities
Net cash used by financing activities during Fiscal 2011 was $26,462. Significant factors contributing to a use of cash were:$30,284 of net payments on long-term debt and $4,232 for the payment of dividends. A significant factor contributing to the source of cash was $9,239 of proceeds from the exercise of stock options.
Net cash used by financing activities during Fiscal 2010 was $43,263. Significant factors contributing to the cash outflow were $39,053 of net payments on long-term debt and $4,210 for the payment of dividends.
Net cash provided by financing activities during Fiscal 2009 was $47,311. Significant factors contributing to the cash inflow were $51,097 of net borrowings on long-term debt partially offset by $4,206 for the payment of dividends.
Total Debt
Revolving Credit Agreement - The Company originally entered into the Credit Agreement with Citizens Bank of Pennsylvania, as agent, and a group of lenders on January 30, 2008 and the Credit Agreement was amended on October 8, 2010. The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2011, the Company was in compliance with all financial covenants under the Credit Agreement.
As of March 31, 2011, the Company had total debt outstanding of $181,859. Total debt was comprised of $180,646 outstanding under the Credit Agreement and $1,213 of obligations under capital leases and various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for Fiscal 2011 was $237,255, $213,124 and 1.2%, respectively, compared to $261,750, $246,545 and 1.4%, and $277,735, $237,991 and 3.3%, for Fiscal 2010 and Fiscal 2009, respectively.
As of March 31, 2011, the Company had $4,478 outstanding in letters of credit and $164,876 in unused commitments under the Credit Agreement.

Dividends
Fiscal 2011 - During Fiscal 2011, the Board declared quarterly cash dividends of $0.06 ($0.24 for Fiscal 2011) per share on all outstanding shares of the common stock at the close of business on July 2, 2010, October 1, 2010, December 31, 2010 and March 31, 2011. The dividends totaled $4,254 (including $1,075 for the fourth quarter of Fiscal 2011) and were paid on July 19, 2010, October 15, 2010, January 14, 2011 and April 13, 2011.
Fiscal 2010 - During Fiscal 2010, the Board declared quarterly cash dividends of $0.06 ($0.24 for Fiscal 2010) per share on all outstanding shares of the common stock at the close of business on June 26, 2009, September 25, 2009, December 24, 2009 and March 31, 2010. The dividends totaled $4,211 (including $1,053 for the fourth quarter of Fiscal 2010) and were paid on July 10, 2009, October 9, 2009, January 8, 2010 and April 13, 2010.
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
Repurchase of Common Stock
Fiscal 2011- During Fiscal 2011, the Company repurchased 16,572 shares of common stock for an aggregate purchase price of $486, or an average purchase price per share of $29.31. These repurchases primarily resulted from the withholding of shares for tax payments upon the vesting in May 2010 of certain restricted stock units granted under the Company’s 2008 Long-Term Incentive Plan.
Fiscal 2010 - There were no repurchases during Fiscal 2010.
Fiscal 2009 - There were no repurchases during Fiscal 2009.
Since the inception of the repurchase program in April 1999 through March 31, 2011, the Company has repurchased 7,626,279 shares of common stock for an aggregate purchase price of $323,098, or an average purchase price per share of $42.37. These shares do not include the treasury shares withheld for tax payments resulting from the vesting in May 2010 of certain restricted stock units. As of March 31, 2011, 873,721 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the credit facility would not be less than $20 million.
Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including debt agreements, operating and capital lease obligations and discounted lease rental commitments.

The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2011. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2011:

	Payments Due by Period [1]
	Less than 1			More than
	year	1-3 years	3-5 years	5 years	Total

Long-term debt obligations	$—	$180,646	$—	$—	$180,646
Interest expense on long-term debt	1,978	1,647	—	—	3,625
Capital lease obligations	732	464	17	—	1,213
Operating lease obligations	13,963	12,690	5,178	1,588	33,419

Total contractual obligations	$16,673	$195,447	$5,195	$1,588	$218,903

1 Not included in the above table are potential cash obligations of $11,914 associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligation.
The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding under the credit facility and the weighted-average interest rate in effect as of March 31, 2011.
As of March 31, 2011, the Company had commercial commitments of $4,478, which are generally due within the next twelve (12) months.
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
Legal Proceedings
Please see the matters discussed in Part I, Item 3, Legal Proceedings of this Form 10-K, which information is incorporated herein by reference.
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

	North		All
	America	Europe	Other	Total

Goodwill (as reported in financial statements)	$571,673	$70,515	$2,228	$644,416
Adjustment [1]	(30,370)	27,333	3,037	—

Goodwill (for annual impairment assessment) [2]	$541,303	$97,848	$5,265	$644,416

[1] This adjustment represents goodwill associated with foreign acquisitions that remains in North America for financial reporting purposes.

[2] Goodwill (for annual impairment assessment) represents the amount of goodwill that is “at risk” by reporting unit.

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
Since October 2, 2010, the Company’s stock market capitalization has generally been lower than its net book value. Each of the Company’s reporting units continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2012 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.
Future events that could result in an interim assessment of goodwill impairment and/or an impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company’s overall business, (iii) significant negative industry or economic trends, (iv) a further decline in market capitalization below book value and (v) a modification to the Company’s reporting segments. Management is currently considering alternative reporting segments for the purpose of making operational decisions and assessing financial performance. This contemplated change in reporting segments may affect the reporting units currently being used in the Company’s annual goodwill impairment assessment. Any such change could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.
Long-Lived Assets other than Goodwill
The Company reviews long-lived assets including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairments of long-lived assets have been identified during any of the periods presented.

Loss Contingencies
The Company incurs contingencies as a normal part of its business operations, such as future warranty obligations and potential liabilities relating to legal or regulatory matters. The Company accrues for contingent obligations when a loss is probable and the amount can be reasonably estimated.
Revenue Recognition
Within the Company’s Hotline Services service segment, revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location.
Within the Company’s Data Services and Voice Services service segments, revenues are recognized from maintenance service contracts, MAC work and network integration services when the services are provided. Service contracts are generally pre-billed, recorded in Deferred revenue within the Company’s Consolidated Balance Sheets and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.
Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2011, Fiscal 2010 or Fiscal 2009 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of March 31, 2011, the Company had total long-term obligations of $180,646 under the Credit Agreement. Of the outstanding debt, $150,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $30,646 was in variable rate obligations. As of March 31, 2011, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal year by $302 ($187 net of tax) assuming the Company employed no intervention strategies.
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
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate, has a notional value of $100,000 (which reduced to $50,000 as of June 26, 2009) and does not qualify for hedge accounting. On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate, has a notional value of $100,000 reducing to $50,000 after two (2)years and does not qualify for hedge accounting. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Income.
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
As of March 31, 2011, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.00 to 1.15 Australian dollar, 0.98 to 1.03 Canadian dollar, 5.48 to 5.78 Danish krone, 0.70 to 0.82 Euro, 12.18 to 12.18 Mexican peso, 5.57 to 6.18 Norwegian kroner, 0.62 to 0.64 British pound sterling, 6.46 to 7.15 Swedish krona, 0.90 to 1.01 Swiss franc and 93.10 to 93.10 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $40,589 and will expire within ten (10) months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania
We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2011 and 2010 and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity and comprehensive income, and consolidated statements of cash flows for each of the three years in the period ended March 31, 2011. In connection with our audits of the financial statements, we have also audited Schedule II - Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Box Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 27, 2011 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Chicago, Illinois
May 27, 2011

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
In thousands, except per share amounts	2011	2010	2009

Revenues
Hotline products	$188,998	$180,296	$209,793
On-Site services	879,231	781,097	789,755

Total	1,068,229	961,393	999,548
Cost of sales (1)
Hotline products	101,733	93,636	108,561
On-Site services	609,386	532,376	533,807

Total	711,119	626,012	642,368
Gross profit	357,110	335,381	357,180
Selling, general & administrative expenses	253,896	257,136	266,387
Intangibles amortization	12,156	15,202	10,790

Operating income	91,058	63,043	80,003
Interest expense (income), net	5,430	8,882	10,279
Other expenses (income), net	348	(166)	561

Income before provision for income taxes	85,280	54,327	69,163
Provision for income taxes	32,418	19,824	23,854

Net income	$52,862	$34,503	$45,309

Earnings per common share
Basic	$2.99	$1.97	$2.59

Diluted	$2.97	$1.97	$2.59

Weighted-average common shares outstanding
Basic	17,680	17,546	17,527

Diluted	17,795	17,546	17,527

Dividends per share	$0.24	$0.24	$0.24

(1) Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2011	2010

Assets
Cash and cash equivalents	$31,212	$20,885
Accounts receivable, net of allowance for doubtful accounts of $7,121 and $9,505	156,682	141,211
Inventories, net	52,014	51,507
Costs/estimated earnings in excess of billings on uncompleted contracts	103,853	86,086
Other assets	27,483	28,090

Total current assets	371,244	327,779
Property, plant and equipment, net	23,427	23,568
Goodwill	650,024	641,965
Intangibles
Customer relationships, net	91,066	93,619
Other intangibles, net	29,067	30,374
Other assets	7,155	8,059

Total assets	$1,171,983	$1,125,364

Liabilities
Accounts payable	$71,463	$66,934
Accrued compensation and benefits	35,329	33,260
Deferred revenue	36,043	34,876
Billings in excess of costs/estimated earnings on uncompleted contracts	17,462	14,839
Income taxes	11,957	9,487
Other liabilities	34,395	41,798

Total current liabilities	206,649	201,194
Long-term debt	181,127	210,873
Other liabilities	17,948	23,303

Total liabilities	405,724	435,370
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 17,918 and 17,548 shares outstanding	26	25
Additional paid-in capital	470,367	451,778
Retained earnings	599,923	551,315
Accumulated other comprehensive income	19,523	9,971
Treasury stock, at cost 7,643 and 7,626 shares	(323,580)	(323,095)

Total stockholders’ equity	766,259	689,994

Total liabilities and stockholders’ equity	$1,171,983	$1,125,364

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated Other
	Common Stock				Comprehensive Income
					Foreign
			Additional		Currency		Defined
		($.001	Paid-in	Treasury	Trans-	Derivative	Benefit	Retained
In thousands	Shares	par)	Capital	Stock	lation	Instruments	Pension	Earnings	Total

Balance at March 31, 2008	25,142	$25	$443,380	$(323,095)	$40,583	$(66)	$(474)	$479,921	$640,274
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	45,309	45,309
Foreign currency translation adjustment	—	—	—	—	(34,208)	—	—	—	(34,208)
Pension:
Unrealized gain (loss)	—	—	—	—	—	—	(2,394)	—	(2,394)
Amounts reclassified into results of operations	—	—	—	—	—	—	—	—	—
Derivative Instruments:
Net change in fair value of cash flow hedging instruments (net of tax)	—	—	—	—	—	470	—	—	470
Amounts reclassified into results of operations	—	—	—	—	—	(339)	—	—	(339)

Comprehensive income:									8,838
Stock compensation expense	—	—	3,042	—	—	—	—	—	3,042
Dividends declared	—	—	—	—	—	—	—	(4,207)	(4,207)
Issuance of common stock (net of tax)	17	—	545	—	—	—	—	—	545
Tax impact from stock options	—	—	(1,193)	—	—	—	—	—	(1,193)

Balance at March 31, 2009	25,159	$25	$445,774	$(323,095)	$6,375	$65	$(2,868)	$521,023	$647,299
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	34,503	34,503
Foreign currency translation adjustment	—	—	—	—	6,923	—	—	—	6,923
Pension:
Unrealized gain (loss)	—	—	—	—	—	—	(284)	—	(284)
Amounts reclassified into results of operations	—	—	—	—	—	—	145	—	145
Derivative Instruments:
Net change in fair value of cash flow hedging instruments (net of tax)	—	—	—	—	—	(646)	—	—	(646)
Amounts reclassified into results of operations	—	—	—	—	—	261	—	—	261

Comprehensive income:									40,902
Stock compensation expense	—	—	6,775	—	—	—	—	—	6,775
Dividends declared	—	—	—	—	—	—	—	(4,211)	(4,211)
Issuance of common stock (net of tax)	15	—	—	—	—	—	—	—	—
Tax impact from stock options	—	—	(771)	—	—	—	—	—	(771)

Balance at March 31, 2010	25,174	$25	$451,778	$(323,095)	$13,298	$(320)	$(3,007)	$551,315	$689,994
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	52,862	52,862
Foreign currency translation adjustment	—	—	—	—	10,616	—	—	—	10,616
Pension:
Unrealized gain (loss)	—	—	—	—	—	—	(1,360)	—	(1,360)
Amounts reclassified into results of operations	—	—	—	—	—	—	140	—	140
Derivative Instruments:
Net change in fair value of cash flow hedging instruments (net of tax)	—	—	—	—	—	(291)	—	—	(291)
Amounts reclassified into results of operations	—	—	—	—	—	447	—	—	447

Comprehensive income:									62,414
Stock compensation expense	—	—	10,270	—	—	—	—	—	10,270
Dividends declared	—	—	—	—	—	—	—	(4,254)	(4,254)
Issuance of common stock (net of tax)	387	1	9,239	—	—	—	—	—	9,240
Repurchases of common stock	—	—	—	(485)	—	—	—	—	(485)
Tax impact from equity awards	—	—	(920)	—	—	—	—	—	(920)

Balance at March 31, 2011	25,561	$26	$470,367	$(323,580)	$23,914	$(164)	$(4,227)	$599,923	$766,259

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2011	2010	2009

Operating Activities
Net income	$52,862	$34,503	$45,309
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Intangibles amortization and depreciation	18,222	22,923	20,722
Loss (gain) on sale of property	(71)	13	(65)
Deferred taxes	7,806	(123)	4,512
Tax impact from equity awards	920	771	1,193
Stock compensation expense	10,270	6,775	3,042
Change in fair value of interest-rate swaps	(2,968)	(65)	(974)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	(10,393)	21,780	26,279
Inventories, net	459	5,709	11,455
Costs/estimated earnings in excess of billings on uncompleted contracts	(17,537)	(12,815)	(652)
All other assets	(1,738)	4,024	(11,281)
Billings in excess of costs/estimated earnings on uncompleted contracts	2,146	(4,641)	(5,300)
All other liabilities	(5,113)	(16,906)	(22,674)

Net cash provided by (used for) operating activities	$54,865	$61,948	$71,566
Investing Activities
Capital expenditures	$(5,149)	$(2,300)	$(2,178)
Capital disposals	119	156	288
Acquisition of businesses (payments)/recoveries	(12,811)	(10,686)	(117,184)
Prior merger-related (payments)/recoveries	(1,829)	(8,291)	(421)

Net cash provided by (used for) investing activities	$(19,670)	$(21,121)	$(119,495)
Financing Activities
Proceeds from borrowings	$238,950	$169,335	$308,567
Repayment of borrowings	(269,234)	(208,388)	(257,470)
Deferred financing costs	(700)	—	(125)
Purchase of treasury stock	(485)	—	—
Proceeds from the exercise of stock options	9,239	—	545
Payment of dividends	(4,232)	(4,210)	(4,206)

Net cash provided by (used for) financing activities	$(26,462)	$(43,263)	$47,311
Foreign currency exchange impact on cash	$1,594	$(399)	$(2,314)

Increase / (decrease) in cash and cash equivalents	$10,327	$(2,835)	$(2,932)
Cash and cash equivalents at beginning of period	$20,885	$23,720	$26,652

Cash and cash equivalents at end of period	$31,212	$20,885	$23,720

Supplemental Cash Flow:
Cash paid for interest	$8,557	$9,285	$11,656
Cash paid for income taxes	21,513	16,703	26,539
Non-cash financing activities:
Dividends payable	1,075	1,053	1,052
Capital leases	143	132	994

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Basis of Presentation
Business
Black Box Corporation (“Black Box,” “we,” the “Company” or “our”) is a leading dedicated network infrastructure services provider. Black Box offers one-source network infrastructure services for communications systems. The Company’s services offerings include design, installation, integration, monitoring and maintenance of voice, data and integrated communications systems. The Company’s primary services offering is voice solutions (“Voice Services”); the Company also offers premise cabling and other data-related services (“Data Services”) and products. The Company provides 24/7/365 technical support for all of its solutions which encompass all major voice and data product manufacturers as well as 118,000 network infrastructure products (“Hotline products”) that it sells through its catalog and Internet Web site (such catalog and Internet Web site business, together with technical support for such business, being referred to as “Hotline Services”) and its Voice Services and Data Services (collectively referred to as “On-Site services”) offices. As of March 31, 2011, the Company had more than 3,000 professional technical experts in 196 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
Depreciation is computed using the straight-line method based on the estimated useful lives of 30 to 40 years for buildings and improvements and 3 to 5 years for equipment and computer hardware and software. Leasehold improvements are depreciated over their lease terms, or useful lives, if shorter. The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairment of property, plant and equipment has been identified during any of the periods presented.
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
Intangible Assets
Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years for non-compete agreements, one year for backlog and 4 to 20 years for customer relationships. Indefinite-lived intangible assets not subject to amortization consist solely of the Company’s trademark portfolio and are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairments of intangible assets have been identified during any of the periods presented.
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
Revenue
Within the Company’s Hotline Services service type, revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location. Within the Company’s Data Services and Voice Services segments, revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services when the services are provided. Service contracts are generally pre-billed, recorded in Deferred revenue within the Company’s Consolidated Balance Sheets and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.
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
Sales tax and other tax presentation - Sales taxes and other taxes are collected from clients on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in Revenues or Cost of sales.
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

Advertising expense was $5,621, $6,008 and $8,191 for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Income.
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
The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of the interest-rate swaps (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Accounts receivable and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of the Company’s Long-term debt approximates carrying value because the interest rate is subject to change with market interest rates. There have been no changes in the Company’s valuation techniques used to measure fair values during Fiscal 2011. See Note 9 for further reference.
Recently Issued Accounting Standards
There have been no accounting pronouncements adopted during Fiscal 2011, Fiscal 2010 or Fiscal 2009 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements.
Note 3: Inventories
The Company’s inventories consist of the following:

	March 31,
	2011	2010

Raw materials	$1,294	$1,545
Finished goods	70,579	69,952

Subtotal	71,873	71,497
Excess and obsolete inventory reserves	(19,859)	(19,990)

Inventory, net	$52,014	$51,507

Note 4: Property, Plant and Equipment
The Company’s property, plant and equipment consist of the following:

	March 31,
	2011	2010

Land	$2,396	$2,396
Building and improvements	30,106	29,430
Equipment and computer hardware and software	67,037	64,991

Subtotal	99,539	96,817
Accumulated depreciation	(76,112)	(73,249)

Property, plant and equipment, net	$23,427	$23,568

Depreciation expense was $6,066, $7,721 and $9,932 for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
Note 5: Goodwill
The following table summarizes changes to goodwill at the Company’s reporting units during Fiscal 2011 and Fiscal 2010.

	North America	Europe	All Other	Total

Balance at March 31, 2009	$555,270	$64,672	$2,006	$621,948
Currency translation	(19)	3,241	179	3,401
Current period acquisitions (see Note 10)	5,527	—	—	5,527
Prior period acquisitions (see Note 10)	11,089	—	—	11,089

Balance at March 31, 2010	$571,867	$67,913	$2,185	$641,965
Currency translation	(5)	4,839	123	4,957
Current period acquisitions (see Note 10)	3,183	—	—	3,183
Prior period acquisitions (see Note 10)	(81)	—	—	(81)

Balance at March 31, 2011	$574,964	$72,752	$2,308	$650,024

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

	North		All
	America	Europe	Other	Total

Goodwill (as reported in financial statements)	$571,673	$70,515	$2,228	$644,416
Adjustment [1]	(30,370)	27,333	3,037	—

Goodwill (for annual impairment assessment) [2]	$541,303	$97,848	$5,265	$644,416

[1]	This adjustment represents goodwill associated with foreign acquisitions that remains in North America for financial reporting purposes.

[2]	Goodwill (for annual impairment assessment) represents the amount of goodwill that is “at risk” by reporting unit.
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
Since October 2, 2010, the Company’s stock market capitalization has generally been lower than its net book value. Each of the Company’s reporting units continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2012 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.
Future events that could result in an interim assessment of goodwill impairment and/or an impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company’s overall business, (iii) significant negative industry or economic trends, (iv) a further decline in market capitalization below book value and (v) a modification to the Company’s reporting segments. Management is currently considering alternative reporting segments for the purpose of making operational decisions and assessing financial performance. This contemplated change in reporting segments may affect the reporting units currently being used in the Company’s annual goodwill impairment assessment. Any such change could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.

Note 6: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	March 31,
	2011			2010
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount

Definite-lived
Non-compete agreements	$10,660	$9,332	$1,328	$10,391	$8,193	$2,198
Customer relationships	126,367	35,301	91,066	118,209	24,590	93,619
Acquired backlog	17,349	17,349	—	17,349	16,912	437

Total	$154,376	$61,982	$92,394	$145,949	$49,695	$96,254
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739

Total	$190,368	$70,235	$120,133	$181,941	$57,948	$123,993

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to the net carrying amounts of intangible assets for the periods presented:

		Non-Competes	Customer
	Trademarks	and Backlog	Relationships	Total

Balance at March 31, 2009	$27,739	$9,945	$105,111	$142,795
Amortization expense	—	(5,578)	(9,624)	(15,202)
Currency translation	—	22	—	22
Current period acquisitions (see Note 10)	—	1,318	4,927	6,245
Prior period acquisitions (see Note 10)	—	(3,072)	(6,795)	(9,867)

Balance at March 31, 2010	$27,739	$2,635	$93,619	$123,993
Amortization expense	—	(1,445)	(10,711)	(12,156)
Currency translation	—	12	—	12
Current period acquisitions (see Note 10)	—	126	8,158	8,284

Balance at March 31, 2011	$27,739	$1,328	$91,066	$120,133

Intangibles amortization was $12,156, $15,202 and $10,790 for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2011 and Fiscal 2010 (see Note 10).
The following table details the estimated intangibles amortization expense for the next five years. These estimates are based on the carrying amounts of intangible assets as of March 31, 2011 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal

2012	$12,129
2013	11,150
2014	9,970
2015	8,827
2016	8,556
Thereafter	41,762

Total	$92,394

Note 7: Indebtedness
The Company’s long-term debt consists of the following:

	March 31,
	2011	2010

Revolving credit agreement	$180,646	$209,860
Other	1,213	1,974

Total debt	$181,859	$211,834
Less: current portion (included in Other liabilities)	(732)	(961)

Long-term debt	$181,127	$210,873

Revolving Credit Agreement - On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the “Credit Agreement”). The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”)). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2011, the Company was in compliance with all financial covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for Fiscal 2011 was $237,255, $213,124 and 1.2%, respectively, compared to $261,750, $246,545 and 1.4% and $277,735, $237,991 and 3.3%, for Fiscal 2010 and Fiscal 2009, respectively.
For Fiscal 2011 and Fiscal 2010, the Company decreased net borrowings under the Credit Agreement by $29,214 and $37,790, respectively.

Other
Other debt is comprised of capital lease obligations primarily for equipment and other third-party, non-employee loans.
Unused available borrowings
As of March 31, 2011, the Company had $4,478 outstanding in letters of credit and $164,876 in unused commitments under the Credit Agreement.
At March 31, 2011, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years were as follows:

Fiscal

2012	$732
2013	181,020
2014	90
2015	17
2016	—

Total	$181,859

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
Foreign Currency Contracts:
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2011, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $40,589 and will expire within ten (10) months. There was no hedge ineffectiveness during Fiscal 2011, Fiscal 2010 or Fiscal 2009. See Note 2 for additional information.

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
The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income for the periods presented:

		Asset Derivatives		Liability Derivatives
		Balance at	Balance at	Balance at	Balance at
		March 31,	March 31,	March 31,	March 31,
	Classification	2011	2010	2011	2010

Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)	—	—	$278	$3,130
Foreign currency contracts	Other assets (current)	$1,919	$514	—	—
Derivatives not designated as hedging instruments
Interest-rate swap	Other liabilities (current)	—	—	2,303	5,271

		Year Ended March 31,
	Classification	2011	2010	2009

Derivatives designated as hedging instruments
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$(291)	$(646)	$470
Gain (loss) reclassified from AOCI into income (effective portion) – net of taxes	Selling, general & administrative expenses	$447	$261	$339
Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Interest expense (income), net	$2,968	$65	$974

Note 9: Fair Value Disclosures
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of
	March 31, 2011
	Level 1	Level 2	Level 3	Total

Foreign currency contracts	$—	$1,919	$—	$1,919

	Liabilities at Fair Value as of
	March 31, 2011
	Level 1	Level 2	Level 3	Total

Foreign currency contracts	—	$278	—	$278
Interest-rate swap	—	2,303	—	2,303

Total	—	$2,581	—	$2,581

Non-recurring fair value measurements: The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination. As disclosed in Note 10, the Company completed several acquisitions during Fiscal 2011 and Fiscal 2010 which included operating assets, liabilities and certain intangible assets. The Company utilized level 2 and level 3 inputs to measure the fair value of these items.
Note 10: Acquisitions
Fiscal 2011
During the third quarter of Fiscal 2011, the Company acquired LOGOS Communications Systems, Inc. (“Logos”), a privately-held company headquartered in Westlake, OH. Logos has an active client base which includes commercial, education and various local government agency accounts.
Also during the third quarter of Fiscal 2011, the Company acquired a non-controlling interest in Genesis Networks Integration Services, LLC, a new joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC (“Genesis”). This new joint venture company, based on Genesis’ existing Networks Integration Services Division, strengthens and enhances Genesis’ ability to deliver and support voice and data communications solutions to its enterprise clients.
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
The acquisition of Logos and the non-controlling interest in Genesis Networks Integration Services, LLC, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
The results of operations of Logos and the non-controlling interest in Genesis Networks Integration Services, LLC are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.

Fiscal 2010
During the third quarter of Fiscal 2010, the Company acquired Quanta Systems, LLC (“Quanta”), a privately-held company headquartered in Gaithersburg, MD. Quanta has an active client base which includes various United States Department of Defense and government agency accounts.
Also during the third quarter of Fiscal 2010, the Company acquired CBS Technologies Corp. (“CBS”), a privately-held company headquartered in Islandia, NY. CBS has an active client base which includes commercial, education and various government agency accounts.
The acquisitions of Quanta and CBS, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
The results of operations of Quanta and CBS are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
Fiscal 2009
During the fourth quarter of Fiscal 2009, the Company acquired Scottel Voice & Data, Inc. (“Scottel”), a privately-held company headquartered in Culver City, CA. Scottel has an active client base which includes commercial, education and various government agency accounts. In connection with the Scottel acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and backlog which will be amortized over a period of one to twelve years.
During the third quarter of Fiscal 2009, the Company acquired Network Communications Technologies, Inc. (“NCT”), a privately-held company headquartered in Charlotte, NC. NCT has an active client base which includes commercial, education and various government agency accounts. In connection with the NCT acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which will be amortized over a period of two to five years.
Also during the third quarter of Fiscal 2009, the Company acquired ACS Communications, Inc. (“ACS”), a privately-held company headquartered in Austin, TX. ACS has an active client base which includes commercial, education and various government agency accounts. In connection with the ACS acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which will be amortized over a period of five to nine years.
During the second quarter of Fiscal 2009, the Company acquired Mutual Telecom Services Inc. (“MTS”), a privately-held company headquartered in Needham, MA. MTS is a global telecommunications services and solutions provider primarily servicing clients in the Department of Defense and other federal agencies. In connection with the MTS acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships, non-compete agreements and backlog which will be amortized over a period of one to thirteen years.
During the first quarter of Fiscal 2009, the Company acquired UCI Communications LLC (“UCI”), a privately-held company headquartered in Mobile, AL. UCI has an active client base which includes commercial, education and various government agency accounts. In connection with the UCI acquisition, the Company made allocations to goodwill and definite-lived intangible assets, respectively. The definite-lived intangible assets recorded represent the fair market value of customer relationships and non-compete agreements which will be amortized over a period of five to nine years.

The acquisitions of Scottel, NCT, ACS, MTS and UCI, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.
The results of operations of Scottel, NCT, ACS, MTS and UCI are included within the Company’s Consolidated Statements of Income beginning on their respective acquisition dates.
In connection with the acquisitions during Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company acquired approximately $70,614 of goodwill. The Company believes that $19,741 of such amount will be recognized as a tax deduction over the next 15 years.
Note 11: Operating Leases
The Company leases offices, facilities, equipment and vehicles throughout the world. While most of the leases are operating leases that expire over the next 3 years, certain vehicles and equipment are leased under capital leases that also expire over the next 3 years. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.
Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $19,317, $23,092 and $26,903 for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2011 are as follows:

Fiscal

2012	$13,963
2013	7,636
2014	5,054
2015	3,481
2016	1,697
Thereafter	1,588

Total minimum lease payments	$33,419

Note 12: Income Taxes
The domestic and foreign components of Income before provision for income taxes are as follows:

	Fiscal
	2011	2010	2009

Domestic	$65,295	$34,750	$46,885
Foreign	19,985	19,577	22,278

Consolidated	$85,280	$54,327	$69,163

The provision/(benefit) for income taxes consists of the following:

	Fiscal
	2011	2010	2009

Current
Federal	$19,780	$12,754	$10,238
State	4,228	1,827	2,546
Foreign	4,725	3,947	4,298

Total current	28,733	18,528	17,082
Deferred	3,685	1,296	6,772

Total provision for income taxes	$32,418	$19,824	$23,854

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2011	2010	2009

Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign taxes, net of foreign tax credits	(1.6)	0.4	(0.9)
Effect of permanent book / tax differences	(0.9)	0.3	(0.1)
State income taxes, net of federal benefit	3.0	2.4	3.2
Valuation allowance	(0.1)	(0.8)	2.5
Reversal of Section 162(m) accrual (see below for definition)	—	—	(5.2)
Other, net	2.6	(0.8)	—

Effective tax rate	38.0%	36.5%	34.5%

During Fiscal 2009, the Company reversed a previously-recorded expense of $3,587 through Provision for income taxes within the Company’s Consolidated Statements of Income which was the primary cause for the 34.5% effective tax rate during Fiscal 2009. This reversal related to an uncertain tax position which arose during a review by the Audit Committee of the Company’s Board of Directors (the “Board”) of the Company’s historical stock option granting practices.

The components of current and long-term deferred tax liabilities/assets are as follows:

	March 31,
	2011	2010

Deferred Tax Liabilities
Tradename and trademarks	$10,186	$10,135
Amortization of intangibles	27,520	24,381
Unremitted earnings of foreign subsidiaries	2,305	2,467
Basis of fixed assets	—	366
Other prepaid items	128	156

Gross deferred tax liabilities	40,139	37,505
Deferred Tax Assets
Net operating losses	20,292	20,450
Restructuring reserves	2,773	4,504
Basis of fixed assets	58	—
Outsourced leases	189	185
Basis of finished goods inventory	8,538	9,226
Reserve for bad debts	1,190	4,376
Miscellaneous accrued expenses	2,478	3,459
Foreign tax credit carry-forwards	1,374	1,883
Accrued employee costs	5,482	5,525
Foreign exchange	33	210
Unexercised stock options	11,586	10,289
Other	104	89

Gross deferred tax assets	54,097	60,196
Valuation allowance	(3,518)	(3,623)

Net deferred tax assets	50,579	56,573

Net deferred tax assets/(liabilities)	$10,440	$19,068

The net deferred tax asset of $10,440 in the table above is primarily classified as current under Other assets within the Company’s Consolidated Balance Sheets. At March 31, 2011, the Company had $25,678, $77,758 and $24,499 of federal, state and foreign gross net operating loss carry-forwards, respectively. As a result of the Company’s acquisition of ACS, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) limits the amount of net operating losses available to the Company to approximately $3,392 per year. The federal gross net operating loss carry-forwards expire in Fiscal 2026. The state gross net operating loss carry-forwards expire at various times through Fiscal 2031 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2021, with the exception of $448 for Austria, $350 for Belgium and $10,663 for Brazil, which have no expirations.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $3,518 for certain state and foreign net operating loss carry-forwards anticipated to produce no tax benefit.
In general, except for certain earnings in Japan and earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $6,187 based on exchange rates at March 31, 2011. However, additional taxes could be necessary if future foreign earnings were loaned to the parent, if the foreign subsidiaries declare dividends to the U.S. parent or the Company should sell its stock in the subsidiaries.

A reconciliation of the change in the tax liability for unrecognized tax benefits is as follows:

	Fiscal
	2011	2010	2009

Balance at beginning of year	$7,559	$7,075	$7,340
Additions for tax positions related to the current year	481	542	396
Additions for tax positions related to prior years	2,285	2,755	312
Reductions for tax positions related to prior years	(1,802)	(2,733)	(675)
Settlements	(205)	(80)	(298)

Balance at end of year	$8,318	$7,559	$7,075

Unrecognized tax benefits are classified as current under Other liabilities within the Company’s Consolidated Balance Sheets. Of the $8,318 above, the Company expects that $2,143 will reverse in the next twelve months. As of March 31, 2011, 2010 and 2009, the Company recorded $1,895, $2,468 and $1,443, respectively, of interest and penalties related to uncertain tax positions relating to current liabilities within Income taxes.
On December 7, 2010, the Company received formal notice from the Internal Revenue Service (“IRS”) regarding its intent to begin an audit of the Company’s 2009 tax years. In connection with this normal recurring audit, the IRS has requested certain documentation. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests.
Fiscal 2008 and Fiscal 2010 remain open to examination by the IRS. Fiscal 2007 through Fiscal 2010 remain open to examination by state and foreign taxing jurisdictions.
Note 13: Incentive Compensation Plans
Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $11,670, $8,931 and $9,408 under its variable compensation plans for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
Profit Sharing and Savings Plans (“the savings plans”)
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $3,298, $2,812 and $3,198 for these plans during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
Defined Benefit Pension Plans (“the plans”)
The Company has multiple defined benefit pension plans for which a majority of benefits have been “frozen” (i.e., no new employees will be admitted and those employees currently in the plan will not earn additional benefits based on service). The Company made contributions of $2,065, $1,106 and $147 during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, to the plans. As of March 31, 2011, 2010 and 2009, the unfunded portion of the defined benefit pension plans was $11,914, $10,846 and $10,879, respectively.

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
The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan shall be 900,000 plus the number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of March 31, 2011.

Shares
(in thousands)

Shares initially authorized under the Incentive Plan	900
Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888
Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through March 31, 2011	799

Shares authorized for grant under the Incentive Plan as of March 31, 2011	2,587
Shares available for grant under the Incentive Plan as of March 31, 2011 [1]	1,224

[1]  The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance share awards). The shares available for grant assume a 100% payout on outstanding performance share awards. Actual payout could range from 0% - 150% resulting in shares available for grant from 1,557 to 1,057.

The Company recognized stock-based compensation expense of $10,270 ($6,367 net of tax), $6,775 ($4,303 net of tax) and $3,042 ($1,993 net of tax) during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.
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

	Fiscal
	2011	2010	2009

Expected life (in years)	4.9	5.0	4.8
Risk free interest rate	2.3%	2.6%	3.4%
Annual Forfeiture Rate	2.1%	2.5%	2.4%
Volatility	41.4%	45.6%	30.5%
Dividend yield	0.8%	0.9%	0.7%

The following table summarizes the Company’s stock option activity for the period presented and as of March 31, 2011:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in 000’s)	Price	(Years)	(000’s)

Outstanding at March 31, 2010	3,187	$35.66
Granted	234	32.21
Exercised	(318)	29.07
Forfeited or expired	(202)	42.27

Outstanding at March 31, 2011	2,901	$35.65	5.1	$5,983
Exercisable at March 31, 2011	2,211	$37.20	4.2	$2,903

The weighted-average grant-date fair value of options granted during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $11.69, $12.54 and $8.68, respectively. The intrinsic value of options exercised during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $2,669, $0 and $38, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on March 31, 2011 of $35.15.
The following table summarizes certain information regarding the Company’s non-vested stock options for the period presented:

		Weighted-
		Average
	Shares (in	Grant-Date
Shares in thousands	000’s)	Fair Value

Non-vested at March 31, 2010	866	9.42
Granted	234	11.69
Forfeited	(5)	8.56
Vested	(405)	9.21

Non-vested at March 31, 2011	690	10.32

As of March 31, 2011, there was $3,090 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.0 years.

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
The following table summarizes the Company’s restricted stock unit activity for the period presented:

		Weighted-
		Average
		Grant-
	Shares	Date Fair
	(in 000’s)	Value

Outstanding at March 31, 2010	149	28.75
Granted	175	30.72
Vested	(68)	29.28
Forfeited	(8)	29.50

Outstanding at March 31, 2011	248	29.97

The total fair value of shares that vested during Fiscal 2011 and Fiscal 2010 was $2,003 and $517, respectively.
As of March 31, 2011, there was $4,644 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.8 years.
Performance share awards
Performance share awards are subject to certain performance goals including the Company’s Relative TSR Ranking and cumulative Adjusted EBITDA over a two (2) or three (3) year period. The Company’s Relative TSR Ranking metric is based on the two (2) or three (3) year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation which includes the following weighted-average assumptions.

	Fiscal
	2011	2010

Expected Volatility	52.3%	59.1%
Risk free interest rate	1.4%	1.1%
Dividend yield	0.8%	0.8%

The following table summarizes the Company’s performance share award activity for the period presented:

		Weighted-
		Average
		Grant-
	Shares	Date Fair
	(in 000’s)	Value

Outstanding at March 31, 2010	100	33.05
Granted	79	33.24
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2011	179	33.13

No shares vested during Fiscal 2011 or Fiscal 2010.
As of March 31, 2011, there was $2,265 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.1 years.

Note 14: Earnings Per Share
The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Fiscal
	2011	2010	2009

Net income	$52,862	$34,503	$45,309
Weighted-average common shares outstanding (basic)	17,680	17,546	17,527
Effect of dilutive securities from employee stock options	115	—	—

Weighted-average common shares outstanding (diluted)	17,795	17,546	17,527
Basic earnings per common share	$2.99	$1.97	$2.59
Dilutive earnings per common share	$2.97	$1.97	$2.59

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,323,094, 3,436,319 and 3,309,300 non-dilutive equity awards outstanding during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.
Note 15: Commitments and Contingencies
Regulatory Matters
As previously disclosed, the Company received a subpoena, dated December 8, 2004, from the United States General Services Administration (“GSA”), Office of Inspector General. The subpoena required production of documents and information. The Company understands that the materials were being sought in connection with an investigation regarding potential violations of the terms of a GSA Multiple Award Schedule contract. On October 2, 2007, the Company was contacted by the United States Department of Justice which informed the Company that it was reviewing allegations by the GSA that certain of the Company’s pricing practices under a GSA Multiple Award Schedule contract violated the Civil False Claims Act. During Fiscal 2010, the Company recorded expense of $2,850 in connection with this investigation. During the fourth quarter of Fiscal 2011, the Company entered into a settlement agreement to settle this matter for the amount previously recorded and, subsequent to March 31, 2011, made payment of such amount in accordance with the settlement agreement. This matter is now concluded.
Litigation Matters
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Management believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.
Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2011 and 2010, the Company has recorded a warranty reserve of $3,228 and $3,293, respectively.
There has been no other significant or unusual activity during Fiscal 2011.

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
The following table presents financial information about the Company’s reportable segments by geographic region:

	Fiscal
	2011	2010	2009

North America
Revenues	$931,181	$829,233	$838,871
Operating income	76,789	47,623	61,651
Depreciation	5,569	7,231	9,378
Intangibles amortization	12,111	15,156	10,715
Segment assets (as of March 31)	1,079,622	1,030,575	1,060,491
Europe
Revenues	$100,221	$99,502	$121,839
Operating income	8,032	10,148	12,548
Depreciation	352	362	420
Intangibles amortization	39	41	59
Segment assets (as of March 31)	127,176	121,731	125,781
All Other
Revenues	$36,827	$32,658	$38,838
Operating income	6,237	5,272	5,804
Depreciation	145	128	134
Intangibles amortization	6	5	16
Segment assets (as of March 31)	27,539	22,672	18,291

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of March 31, 2011, 2010 and 2009:

	March 31,
	2011	2010	2009

Segment assets for North America, Europe and All Other	$1,234,337	1,174,978	1,204,563
Corporate eliminations	(62,354)	(49,614)	(68,075)

Total consolidated assets	$1,171,983	1,125,364	1,136,488

The following table presents financial information about the Company by service type:

	Fiscal
	2011	2010	2009

Data Services
Revenues	$230,719	$187,535	$191,436
Gross profit	59,287	51,048	55,407
Voice Services
Revenues	$648,512	$593,562	$598,319
Gross profit	210,558	197,673	200,541
Hotline Services
Revenues	$188,998	$180,296	$209,793
Gross profit	87,265	86,660	101,232

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.
Note 17: Quarterly Data (Unaudited)
The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Income for Fiscal 2011 and Fiscal 2010. All dollar amounts are in thousands, except per share amounts. Earnings per share data may not compute due to rounding.

	Fiscal 2011
Unaudited	1Q	2Q	3Q	4Q	FY

Revenues
Hotline products	$46,049	$46,415	$49,545	$46,989	$188,998
On-Site services	217,547	226,509	227,134	208,041	879,231

Total	263,596	272,924	276,679	255,030	1,068,229
Cost of sales
Hotline products	24,818	25,018	26,987	24,910	101,733
On-Site services	149,164	157,786	159,040	143,396	609,386

Total	173,982	182,804	186,027	168,306	711,119
Gross profit	89,614	90,120	90,652	86,724	357,110
Selling, general & administrative expenses	63,620	63,534	64,296	62,446	253,896
Intangibles amortization	3,102	3,058	2,901	3,095	12,156

Operating income	22,892	23,528	23,455	21,183	91,058
Interest expense (income), net	1,690	1,742	1,028	970	5,430
Other expenses (income), net	1	(66)	(11)	424	348

Income before provision for income taxes	21,201	21,852	22,438	19,789	85,280
Provision for income taxes	8,057	8,302	8,528	7,531	32,418

Net income	$13,144	$13,550	$13,910	$12,258	$52,862
Earnings per common share
Basic	$0.75	$0.77	$0.79	$0.69	$2.99
Diluted	$0.75	$0.77	$0.78	$0.68	$2.97

	Fiscal 2010
Unaudited	1Q	2Q	3Q	4Q	FY

Revenues
Hotline products	$42,282	$45,511	$47,012	$45,491	$180,296
On-Site services	192,930	186,402	206,373	195,392	781,097

Total	235,212	231,913	253,385	240,883	961,393
Cost of sales
Hotline products	22,195	23,666	24,406	23,369	93,636
On-Site services	130,604	125,973	142,150	133,649	532,376

Total	152,799	149,639	166,556	157,018	626,012
Gross profit	82,413	82,274	86,829	83,865	335,381
Selling, general & administrative expenses	63,883	64,515	64,198	64,540	257,136
Intangibles amortization	4,045	2,150	3,108	5,899	15,202

Operating income	14,485	15,609	19,523	13,426	63,043
Interest expense (income), net	2,144	2,596	1,852	2,290	8,882
Other expenses (income), net	(142)	(85)	40	21	(166)

Income before provision for income taxes	12,483	13,098	17,631	11,115	54,327
Provision for income taxes	4,681	4,912	6,612	3,619	19,824

Net income	$7,802	$8,186	$11,019	$7,496	$34,503
Earnings per common share
Basic	$0.45	$0.47	$0.63	$0.43	$1.97
Diluted	$0.44	$0.47	$0.63	$0.43	$1.97

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 based on the framework described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2011, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of its assessment with the Audit Committee of the Board.
Excluded Acquired Companies
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, Black Box completed the acquisition of Logos during Fiscal 2011. Logos represents approximately 1% of the Company’s total assets as of March 31, 2011. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011 excludes an assessment of the internal control over financial reporting of Logos.
BDO USA, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included in this Form 10-K.
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
Black Box Corporation
Lawrence, Pennsylvania
We have audited Black Box Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LOGOS Communications Systems, Inc. (“Logos”) which was acquired within the third quarter of the year ended March 31, 2011 and which is included in the consolidated balance sheets of Black Box Corporation as of March 31, 2011, and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity and comprehensive income, and consolidated statements of cash flows for the year then ended. Logos constituted 1% of total assets and net assets, respectively, as of March 31, 2011, and 1% of revenues for the year then ended. The impact of Logos on net income was negligible for the year ended March 31, 2011. Management did not assess the effectiveness of internal control over financial reporting of Logos because of the timing of the acquisition which was completed during the third quarter of the year ended March 31, 2011. Our audit of internal control over financial reporting of Black Box Corporation also did not include an evaluation of the internal control over financial reporting of Logos.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2011 and 2010, and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity and comprehensive income, and consolidated statements of cash flows for each of the three years in the period ended March 31, 2011 and our report dated May 27, 2011 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Chicago, Illinois
May 27, 2011

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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial statements, financial statement schedules and exhibits not listed below have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required. Documents filed as part of this report include:
(a)(1)	Financial Statements - no financial statements have been filed in this Form 10-K other than those in Item 8

(a)(2)	Financial Statement Schedule (Schedule II - Valuation and Qualifying Accounts)

SCHEDULE II
BLACK BOX CORPORATION
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at	Additions	Additions	Reductions		Balance at
	Beginning	Charged to	from	from		End of
Description	of Period	Expenses	Acquisitions	Reserves	Other	Period

Balance at March 31, 2011
Inventory reserves	$19,990	$1,408	$17	$(1,556)	—	$19,859
Allowance for doubtful accounts/sales returns	9,505	2,674	2	(5,060)	—	7,121
Balance at March 31, 2010
Inventory reserves	$20,290	$2,177	$631	$(3,108)	—	$19,990
Allowance for doubtful accounts/sales returns	9,934	2,408	182	(3,019)	—	9,505
Balance at March 31, 2009
Inventory reserves	$20,373	$2,896	$1,199	$(4,178)	—	$20,290
Allowance for doubtful accounts/sales returns	12,612	4,336	203	(7,217)	—	9,934

(a)(3)   Exhibits
EXHIBITS

Exhibit
Number	Description

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)

3(ii)	Amended and Restated By-laws of the Company, as amended (2)

10.1
Third Amended and Restated Credit Agreement, dated as of January 30, 2008, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (the “Credit Agreement”) (3)

10.2	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (4)

10.3	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (4)

10.4	Agreement between the Company and Francis W. Wertheimber (5)

10.5	Amended and Restated Agreement between the Company and Michael McAndrew (6)

10.6	Amended and Restated Agreement between the Company and R. Terry Blakemore (7)

10.7	1992 Stock Option Plan, as amended through August 9, 2007 (8)

10.8	1992 Director Stock Option Plan, as amended through August 9, 2007 (8)

10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (5)

10.1	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (5)

10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)

10.12	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (5)

10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)

10.14	Description of Fiscal 2009 Annual Incentive Plan (10)

10.15	Form of 2008 Long-Term Incentive Cash Award Agreement for Fiscal 2009 (10)

10.16	2008 Long-Term Incentive Plan (11)

10.17	Description of Fiscal 2010 Annual Incentive Plan (12)

10.18	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)

10.19	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)

10.20	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (12)

10.21	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)

10.22	Summary of Director Compensation (13)

10.23	Description of Fiscal 2011 Annual Incentive Plan (14)

10.24	Agreement between the Company and Kenneth P. Davis (15)

10.25
First Amendment to Credit Agreement dated as of October 8, 2010 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (First Amendment to the Credit Agreement)(15)

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

(1)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 5, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 30, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(11)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.

(13)	Filed herewith.

(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 12, 2010, and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Dated: May 27, 2011
/s/ MICHAEL MCANDREW Michael McAndrew
Executive Vice President, Chief Financial Officer,
Treasurer, Secretary and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ WILLIAM F. ANDREWS William F. Andrews	Director	May 27, 2011

/s/ RICHARD L. CROUCH Richard L. Crouch	Director	May 27, 2011

/s/ THOMAS W. GOLONSKI Thomas W. Golonski	Director	May 27, 2011

/s/ THOMAS G. GREIG Thomas G. Greig	Director and Chairman of the Board	May 27, 2011

/s/ WILLIAM H. HERNANDEZ William H. Hernandez	Director	May 27, 2011

/s/ EDWARD A. NICHOLSON Edward A. Nicholson	Director	May 27, 2011

/s/ R. TERRY BLAKEMORE R. Terry Blakemore	Director, President and Chief Executive Officer	May 27, 2011

/s/ MICHAEL MCANDREW	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	May 27, 2011
Michael McAndrew

EXHIBIT INDEX

Exhibit
Number	Description

3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)

3(ii)	Amended and Restated By-laws of the Company, as amended (2)

10.1
Third Amended and Restated Credit Agreement, dated as of January 30, 2008, by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (the “Credit Agreement”) (3)

10.2	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (4)

10.3	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (4)

10.4	Agreement between the Company and Francis W. Wertheimber (5)

10.5	Amended and Restated Agreement between the Company and Michael McAndrew (6)

10.6	Amended and Restated Agreement between the Company and R. Terry Blakemore (7)

10.7	1992 Stock Option Plan, as amended through August 9, 2007 (8)

10.8	1992 Director Stock Option Plan, as amended through August 9, 2007 (8)

10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (5)

10.1	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (5)

10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)

10.12	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan)(5)

10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)

10.14	Description of Fiscal 2009 Annual Incentive Plan (10)

10.15	Form of 2008 Long-Term Incentive Cash Award Agreement for Fiscal 2009 (10)

10.16	2008 Long-Term Incentive Plan (11)

10.17	Description of Fiscal 2010 Annual Incentive Plan (12)

10.18	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)

10.19	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)

10.20	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (12)

10.21	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)

10.22	Summary of Director Compensation (13)

10.23	Description of Fiscal 2011 Annual Incentive Plan (14)

10.24	Agreement between the Company and Kenneth P. Davis (15)

10.25
First Amendment to Credit Agreement dated as of October 8, 2010 by and among Black Box Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (First Amendment to the Credit Agreement)(15)

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

(1)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.

(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 5, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 30, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(11)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.

(13)	Filed herewith.

(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 12, 2010, and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.