Form 10-Q
period 2011-07-02
BLACK BOX CORP
filed 2011-08-10
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
Registrant’s telephone number, including area code: 724-746-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 5, 2011, there were 18,041,526 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JULY 2, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	July 2, 2011	March 31, 2011*
Assets
Cash and cash equivalents	$32,191	$31,212
Accounts receivable, net of allowance for doubtful accounts of $6,830 and $7,121	149,714	156,682
Inventories, net	58,758	52,014
Costs/estimated earnings in excess of billings on uncompleted contracts	107,036	103,853
Other assets	29,221	27,483
Total current assets	376,920	371,244
Property, plant and equipment, net	24,077	23,427
Goodwill	655,375	650,024
Intangibles, net	117,080	120,133
Other assets	5,460	7,155
Total assets	$1,178,912	$1,171,983
Liabilities
Accounts payable	$82,299	$71,463
Accrued compensation and benefits	24,186	35,329
Deferred revenue	34,022	36,043
Billings in excess of costs/estimated earnings on uncompleted contracts	19,311	17,462
Income taxes	11,205	11,957
Other liabilities	32,287	34,395
Total current liabilities	203,310	206,649
Long-term debt	173,040	181,127
Other liabilities	22,948	17,948
Total liabilities	$399,298	$405,724
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 18,042 and 17,918 shares outstanding, 25,730 and 25,561 issued	26	26
Additional paid-in capital	473,671	470,367
Retained earnings	608,284	599,923
Accumulated other comprehensive income	22,734	19,523
Treasury stock, at cost 7,688 and 7,643 shares	(325,101)	(323,580)
Total stockholders’ equity	$779,614	$766,259
Total liabilities and stockholders’ equity	$1,178,912	$1,171,983

* Derived from audited financial statements

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended
	July 2 and 3
In thousands, except per share amounts	2011	2010
Revenues
Products	$47,719	$46,049
On-Site services	220,707	217,547
Total	268,426	263,596
Cost of sales *
Products	26,267	24,818
On-Site services	155,578	149,164
Total	181,845	173,982
Gross profit	86,581	89,614
Selling, general & administrative expenses	66,644	63,620
Intangibles amortization	3,059	3,102
Operating income	16,878	22,892
Interest expense (income), net	1,065	1,690
Other expenses (income), net	292	1
Income before provision for income taxes	15,521	21,201
Provision for income taxes	5,898	8,057
Net income	$9,623	$13,144
Earnings per common share
Basic	$0.54	$0.75
Diluted	$0.53	$0.75
Weighted-average common shares outstanding
Basic	17,975	17,564
Diluted	18,145	17,597
Dividends per share	$0.07	$0.06
* Exclusive of depreciation and intangibles amortization.

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three (3) months ended
	July 2 and 3
In thousands	2011	2010
Operating Activities
Net income	$9,623	$13,144
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	4,479	4,686
Loss (gain) on sale of property	(17)	(17)
Deferred taxes	2,701	2,263
Stock compensation expense	3,372	3,002
Change in fair value of interest-rate swaps	(912)	(532)
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	7,513	(6,774)
Inventories, net	(6,582)	(2,103)
Costs/estimated earnings in excess of billings on uncompleted contracts	(3,146)	(14,111)
All other assets	(621)	(2,668)
Billings in excess of costs/estimated earnings on uncompleted contracts	1,842	4,372
All other liabilities	(4,650)	(14)
Net cash provided by (used for) operating activities	$13,602	$1,248
Investing Activities
Capital expenditures	(2,036)	(940)
Capital disposals	18	44
Acquisition of businesses (payments)/recoveries	—	—
Prior merger-related (payments)/recoveries	(334)	(1,683)
Net cash provided by (used for) investing activities	$(2,352)	$(2,579)
Financing Activities
Proceeds from borrowings	$52,429	$48,465
Repayment of borrowings	(60,588)	(49,367)
Deferred financing costs	—	—
Purchase of treasury stock	(1,521)	(482)
Proceeds from the exercise of stock options	—	78
Payment of dividends	(1,075)	(1,053)
Net cash provided by (used for) financing activities	(10,755)	(2,359)
Foreign currency exchange impact on cash	$484	$(240)
Increase / (decrease) in cash and cash equivalents	$979	$(3,930)
Cash and cash equivalents at beginning of period	$31,212	$20,885
Cash and cash equivalents at end of period	$32,191	$16,955
Supplemental Cash Flow
Cash paid for interest	$1,945	$2,236
Cash paid for income taxes	4,129	4,621
Non-cash financing activities
Dividends payable	1,262	1,056
Capital leases	—	56

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box" or the "Company") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complete communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of July 2, 2011, the Company had more than 3,000 professional technical experts in 196 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2011 (the "Form 10-K").

The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2011 and 2010 were July 2, 2011 and July 3, 2010. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.

The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year's presentation.

The preparation of financial statements in conformity with GAAP requires Company management ("Management") to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include project progress towards completion to estimated budget, allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, intangible assets and goodwill. Actual results could differ from those estimates. Management believes the estimates made are reasonable.

Note 2: Significant Accounting Policies / Recent Accounting Pronouncements

Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2012.

Recent Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2012 that had a material impact on the Company's consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company's consolidated financial statements.

Note 3: Inventories

The Company’s Inventories consist of the following:

	June 30, 2011	March 31, 2011
Raw materials	$1,343	$1,294
Finished goods	77,488	70,579
Inventory, gross	78,831	71,873
Excess and obsolete inventory reserves	(20,073)	(19,859)
Inventory, net	$58,758	$52,014

Note 4: Goodwill

The following table summarizes changes to Goodwill at the Company’s reportable segments for the periods presented:

	North America	Europe	All Other	Total
Balance at March 31, 2011	$574,964	$72,752	$2,308	$650,024
Currency translation	(2)	1,474	43	1,515
Current period acquisitions (see Note 9)	—	—	—	—
Prior period acquisitions (see Note 9)	3,836	—	—	3,836
Balance at June 30, 2011	$578,798	$74,226	$2,351	$655,375

At and since October 2, 2010 (the date of the Company's most recent annual goodwill impairment assessment), the Company's stock market capitalization has been lower than its net book value. However, each of the Company's reporting segments continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so throughout the remainder of Fiscal 2012 and beyond. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the net book value.

Note 5: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	June 30, 2011			March 31, 2011
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$10,690	$9,553	$1,137	$10,660	$9,332	$1,328
Customer relationships	126,367	38,163	88,204	126,367	35,301	91,066
Acquired backlog	17,349	17,349	—	17,349	17,349	—
Total	$154,406	$65,065	$89,341	$154,376	$61,982	$92,394
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$190,398	$73,318	$117,080	$190,368	$70,235	$120,133

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts of intangible assets for the periods presented:

	Trademarks	Non-Competes and Backlog	Customer Relationships	Total
Balance at March 31, 2011	$27,739	$1,328	$91,066	$120,133
Amortization expense	—	(197)	(2,862)	(3,059)
Currency translation	—	6	—	6
Current period acquisitions (see Note 9)	—	—	—	—
Balance at June 30, 2011	$27,739	$1,137	$88,204	$117,080

Intangibles amortization was $3,059 and $3,102 for the three (3) months ended June 30, 2011 and 2010, respectively.

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2012, each of the succeeding four (4) fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of June 30, 2011 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal
2012	$9,080
2013	11,151
2014	9,966
2015	8,828
2016	8,557
Thereafter	41,759
Total	$89,341

Note 6: Indebtedness

The Company’s Long-term debt consists of the following:

	June 30, 2011	March 31, 2011
Revolving credit agreement	$172,701	$180,646
Other	999	1,213
Total debt	$173,700	$181,859
Less: current portion (included in Other liabilities)	(660)	(732)
Long-term debt	$173,040	$181,127

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the "Credit Agreement"). The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2011, the Company was in compliance with all financial covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit

Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended June 30, 2011 was $192,795, $179,824 and 1.1%, respectively, compared to $233,660, $219,773 and 1.3%, respectively, for the three (3) months ended June 30, 2010.

Other
Other debt is comprised of capital lease obligations primarily for equipment and other third-party, non-employee loans.

Unused available borrowings
As of June 30, 2011, the Company had $4,549 outstanding in letters of credit and $172,750 in unused commitments under the Credit Agreement.

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

Foreign currency contracts
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the year-end date. Adjustments resulting from these translations are recorded in Accumulated Other Comprehensive Income ("AOCI") within the Company’s Consolidated Balance Sheets and will be included in income upon sale or liquidation of the foreign investment. As of June 30, 2011, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $43,407 and will expire within twelve (12) months. There was no hedge ineffectiveness during Fiscal 2012 or Fiscal 2011.

Interest-rate Swaps
On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate and has a notional value of $100,000 (which reduced to $50,000 as of June 26, 2009). On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate and has a notional value of $100,000 reducing to $50,000 after two (2) years. On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap with an effective start date of July 26, 2011 that is based on a 3-month LIBOR rate versus a 0.58% fixed rate and has a notional value of $75,000. Each interest-rate swap discussed above does not qualify for hedge accounting and is, together with the other interest-rate swaps discussed above, collectively hereinafter referred to as the "interest-rate swaps."

The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income for the periods presented:

		Asset Derivatives		Liability Derivatives
	Classification	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)	$—	$—	$308	$278
Foreign currency contracts	Other assets (current)	$1,028	$1,919	$—	$—
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (current)	$—	$—	$1,391	$2,303

		Three (3) months ended
		June 30
	Classification	2011	2010
Derivatives designated as hedging instruments
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$(159)	$(345)
(Gain) loss reclassified from AOCI into income (effective portion) – net of taxes	Selling, general & administrative expenses	$187	$128
Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Interest expense (income), net	$912	$532

Note 8: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of
	June 30, 2011
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$1,028	$—	$1,028

	Liabilities at Fair Value as of
	June 30, 2011
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$308	$—	$308
Interest-rate swaps	—	1,391	—	1,391
Total	$—	$1,699	$—	$1,699

Note 9: Acquisitions

Fiscal 2012
There were no acquisitions during the first quarter of Fiscal 2012.

Fiscal 2011
During the third quarter of Fiscal 2011, the Company acquired LOGOS Communications Systems, Inc. ("Logos"), a privately-held company headquartered in Westlake, OH. Logos has an active client base which includes commercial, education and various local government agency accounts.

Also during the third quarter of Fiscal 2011, the Company acquired a non-controlling interest in Genesis Networks Integration Services, LLC, a new joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC ("Genesis"). This new joint venture company, based on Genesis’ existing Networks Integration Services Division, strengthens and enhances Genesis’ ability to deliver and support voice and data communications solutions to its enterprise clients.

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

The results of operations of Logos are included within the Company’s Consolidated Statements of Income beginning on the acquisition date.

Note 10: Income Taxes

The Company recorded income tax expense of $5,898, an effective tax rate of 38.0%, and $8,057, an effective tax rate of 38.0%, for the three (3) months ended June 30, 2011 and 2010, respectively. The effective rate for the three (3) months ended June 30, 2011 of 38.0% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by the reduction of uncertain income tax positions (including interest and penalties) and foreign earnings taxed at a lower statutory rate.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

During Fiscal 2012 and Fiscal 2011, the Internal Revenue Service ("IRS") commenced an examination of the Company's U.S. federal income tax returns for Fiscal 2010, Fiscal 2009 and Fiscal 2008. In connection with these normal recurring audits, the IRS has requested certain documentation. The Company has produced various documents requested by the IRS and is currently in the process of responding to additional documentation requests.

Fiscal 2007 through Fiscal 2010 remain open to examination by state and foreign taxing jurisdictions.

Note 11: Stock-based Compensation

In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan") which replaces the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of June 30, 2011, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 2,587,981 shares of common stock, par value $.001 per share (the "common stock").

The Company recognized stock-based compensation expense of $3,372 and $3,002 for the three (3) months ended June 30, 2011 and 2010, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $1,237 and $1,098 for the three (3) months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.

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

	Three (3) months ended
	June 30
	2011	2010
Expected life (in years)	4.8	4.9
Risk free interest rate	1.7%	2.3%
Annual forfeiture rate	2.1%	2.1%
Volatility	45.3%	41.4%
Dividend yield	0.7%	0.8%

The following table summarizes the Company’s stock option activity for the period presented and as of June 30, 2011:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2011	2,901	$35.65
Granted	180	32.39
Exercised	—	—
Forfeited or expired	(2)	44.46
Outstanding at June 30, 2011	3,079	$35.45	5.1	$2,184
Exerciseable at June 30, 2011	2,685	$35.90	4.5	$2,184

The weighted-average grant-date fair value of options granted during the three (3) months ended June 30, 2011 and 2010 was $12.42 and $11.69, respectively. The total intrinsic value of options exercised during the three (3) months ended June 30, 2011 and 2010 was $0 and $4, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on July 1, 2011 of $31.76.

The following table summarizes certain information regarding the Company’s non-vested stock options for the period presented:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Non-vested at March 31, 2011	690	$10.32
Granted	180	12.42
Forfeited	—	—
Vested	(476)	9.61
Non-vested at June 30, 2011	394	$12.14

As of June 30, 2011, there was $4,287 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and generally vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity for the period presented:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2011	248	$29.97
Granted	163	32.39
Vested	(117)	30.19
Forfeited	—	—
Outstanding at June 30, 2011	294	$31.22

The total fair value of shares that vested during the three (3) months ended June 30, 2011 and 2010 was $3,553 and $1,985, respectively.

As of June 30, 2011, there was $8,218 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.2 years.

Performance share awards
Performance share awards are subject to certain performance goals including the Company’s Relative Total Shareholder Return ("TSR") Ranking and cumulative Adjusted EBITDA over a three (3) year period. The Company’s Relative TSR Ranking metric is based on the three (3) year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation which includes the following weighted-average assumptions.

	Three (3) months ended
	June 30
	2011	2010
Expected Volatility	50.8%	52.3%
Risk free interest rate	0.9%	1.4%
Dividend yield	0.7%	0.8%

The following table summarizes the Company’s performance share award activity for the period presented:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2011	179	$33.13
Granted	110	34.15
Vested	(52)	30.87
Forfeited	(50)	35.23
Outstanding at June 30, 2011	187	$33.77

The total fair value of shares that vested during the three (3) months ended June 30, 2011 and 2010 was $1,679 and $0, respectively.

As of June 30, 2011, there was $5,192 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 2.5 years.

Note 12: Earnings Per Share

The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended
	June 30
	2011	2010
Net income	$9,623	$13,144
Weighted-average common shares outstanding (basic)	17,975	17,564
Effect of dilutive securities from equity awards	170	33
Weighted-average common shares outstanding (diluted)	18,145	17,597
Basic earnings per common share	$0.54	$0.75
Dilutive earnings per common share	$0.53	$0.75

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,362,433 and 3,714,947 non-dilutive equity awards outstanding for the three (3) months ended June 30, 2011 and 2010, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Comprehensive income and AOCI

The following table details the computation of comprehensive income for the periods presented:

	Three (3) months ended
	June 30
	2011	2010
Net income	$9,623	$13,144
Foreign currency translation adjustment	3,119	(6,346)
Derivative instruments (net of tax)
Net change in fair value of cash flow hedging instruments (net of tax)	(159)	(345)
Amounts reclassified into results of operations	187	128
Pension (net of tax)
Unrealized gain (loss)	4	5
Amounts reclassified into results of operations	60	35
Other comprehensive income (loss)	$3,211	$(6,523)
Comprehensive income (loss)	$12,834	$6,621

The components of AOCI consisted of the following for the periods presented:

	June 30, 2011	March 31, 2011
Foreign currency translation adjustment	$27,033	$23,914
Unrealized gains (losses) on derivatives designated and qualified as cash flow hedges	(136)	(164)
Unrecognized gain (losses) on defined benefit pension	(4,163)	(4,227)
Accumulated other comprehensive income	$22,734	$19,523

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

The following table presents financial information about the Company’s reportable segments by geographic region for the periods presented:

	Three (3) months ended
	June 30
	2011	2010
North America
Revenues	$233,337	$230,484
Operating income	13,986	19,167
Depreciation	1,288	1,470
Intangibles amortization	3,049	3,093
Assets (as of June 30)	1,081,123	1,045,825
Europe
Revenues	$26,354	$24,942
Operating income	2,278	2,336
Depreciation	100	78
Intangibles amortization	9	8
Assets (as of June 30)	129,934	121,576
All Other
Revenues	$8,735	$8,170
Operating income	614	1,389
Depreciation	32	36
Intangibles amortization	1	1
Assets (as of June 30)	27,834	22,781

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following table reconciles segment assets to total consolidated assets as of June 30, 2011 and 2010:

	June 30
	2011	2010
Segment assets for North America, Europe and All Other	$1,238,891	$1,190,182
Corporate eliminations	(59,979)	(54,741)
Total consolidated assets	$1,178,912	$1,135,441

The following table presents financial information about the Company by service type for the periods presented:

	Three (3) months ended
	June 30
	2011	2010
Data Infrastructure
Revenues	$62,381	$53,957
Gross profit	15,648	14,350
Voice Communications
Revenues	$158,326	$163,590
Gross profit	49,481	54,033
Technology Products
Revenues	$47,719	$46,049
Gross profit	21,452	21,231

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

There has been no other significant or unusual activity during Fiscal 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis for the three (3) months ended June 30, 2011 and 2010 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2011 (the "Form 10-K"). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of June 30, 2011 and 2010 were July 2, 2011 and July 3, 2010, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 of the year referenced. All dollar amounts are presented in thousands, except per share amounts, unless otherwise noted.

The Company
Black Box is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complete communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of June 30, 2011, the Company had more than 3,000 professional technical experts in 196 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
With respect to Voice Communications, the Company’s revenues are primarily generated from the sale and/or installation of new voice communications systems, the maintenance of voice communications systems and moves, adds and changes ("MAC work") as clients’ employees change locations or as clients move or remodel their physical space. The Company’s diverse portfolio of product offerings allows it to service the needs of its clients independent of the manufacturer that they choose, which it believes is a unique competitive advantage. For the sale of new voice communications systems, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to replace projects that are completed. New voice communications systems orders often generate an agreement to maintain the voice communications system, which generally ranges from 1-3 years for commercial clients and 3-5 years for government clients. Sales of new voice communications systems and, to a lesser extent, MAC work, are dependent upon general economic growth and the Company’s clients’ capital spending. On the other hand, revenues from maintenance contracts generally are not dependent on the economy as clients seek to extend the life of their existing equipment and delay capital spending on new voice communications systems. The Company also has government contracts that generate significant revenues and are not as dependent on the overall economic environment as commercial clients. Maintenance and MAC work revenues are also dependent upon the Company’s history and relationship with its clients and its long track record of providing high-quality service.
Similarly, the Company’s revenues for Data Infrastructure are generated from the installation or upgrade of data networks and MAC work. The installation of new data networks is largely dependent upon commercial employment and building occupancy rates. Installed data networks, however, may need to be upgraded in order to provide for larger, faster networks to accommodate the growing use of network technology. Additionally, Data Infrastructure projects can include MAC work, similar to Voice Communications, which is dependent on economic factors that are the same as those factors discussed above in relation to the Voice Communications business.
There is and has been a trend toward convergence of voice and data networks, in each of which the Company has technical expertise which the Company believes is a competitive advantage. Both the Voice Communications and Data Infrastructure businesses generate backlog. At June 30, 2011, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $230,000 and relates primarily to Voice Communications and Data Infrastructure.
The Company generates Technology Products revenues from the sale of technology products through its catalog, Internet Web site and the Company’s On-Site services offices. The sale of these products is a highly fragmented and competitive business. The Company has been in this business for over 30 years and has developed a reputation for providing high quality products, free 24/7/365 technical support, comprehensive warranties and rapid order fulfillment. With an average order size of less than one thousand dollars, the Company’s Technology Products is less impacted by capital spending and more so on general IT spending. The Company’s Technology Products business provides additional distribution and support capabilities along with access to Black Box branded products to both the Data Infrastructure and Voice Communications businesses which provides cost benefits.
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
Company management ("Management") strives to develop extensive and long-term relationships with high-quality clients as Management believes that satisfied clients will demand quality services and product offerings even in economic downturns.
Management is presented with and reviews revenues and operating income by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company has completed one (1) acquisition from April 1, 2010 through June 30, 2011 that had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Communications for the periods under review. During Fiscal 2011, the Company acquired LOGOS Communications Systems, Inc. ("Logos"). The acquisition noted above is referred to as the "Acquired Company." The results of operations of the Acquired Company is included within the Company’s Consolidated Statements of Income beginning on its acquisition date.
The Company incurs certain expenses (i.e., expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of these current expenses and an estimate of these future expenses for Fiscal 2012 (by quarter) based on information available to the Company as of June 30, 2011:

	1Q12	2Q12	3Q12	4Q12	Fiscal 2012
Intangibles amortization
Amortization of intangible assets on acquisitions	3,049	3,034	3,033	2,981	12,097

The following table is included to provide a schedule of these expenses during Fiscal 2011 (by quarter):

	1Q11	2Q11	3Q11	4Q11	Fiscal 2011
Intangibles amortization
Amortization of intangible assets on acquisitions	3,093	3,045	2,890	3,083	12,111

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended
	June 30
	2011		2010
	$	% of total revenue	$	% of total revenue
Revenues
North America	$233,337	86.9%	$230,484	87.4%
Europe	26,354	9.8%	24,942	9.5%
All Other	8,735	3.3%	8,170	3.1%
Total	$268,426	100%	$263,596	100%
Operating income
North America	$13,986		$19,167
% of North America revenues	6.0%		8.3%
Europe	$2,278		$2,336
% of Europe revenues	8.6%		9.4%
All Other	$614		$1,389
% of All Other revenues	7.0%		17.0%
Total	$16,878	6.3%	$22,892	8.7%
The following table provides information on Revenues and Gross profit by service type (Data Infrastructure, Voice Communications and Technology Products). The table below should be read in conjunction with the following discussions.

	Three (3) months ended
	June 30
	2011		2010
	$	% of total revenue	$	% of total revenue
Revenues
Data Infrastructure	$62,381	23.2%	$53,957	20.4%
Voice Communications	158,326	59.0%	163,590	62.1%
Technology Products	47,719	17.8%	46,049	17.5%
Total	$268,426	100%	$263,596	100%
Gross profit
Data Infrastructure	$15,648		$14,350
% of Data Infrastructure revenues	25.1%		26.6%
Voice Communications	$49,481		$54,033
% of Voice Communications revenues	31.3%		33.0%
Technology Products	$21,452		$21,231
% of Technology Products revenues	45.0%		46.1%
Total	$86,581	32.3%	$89,614	34.0%

Three (3) months ended June 30, 2011 ("1Q12") compared to three (3) months ended June 30, 2010 ("1Q11"):

Total Revenues
Total revenues for 1Q12 were $268,426, an increase of 2% compared to total revenues for 1Q11 of $263,596. The Acquired Company contributed incremental revenue of $10,530 and $0 for 1Q12 and 1Q11, respectively. Excluding the effects of the acquisition and the positive exchange rate impact of $4,260 in 1Q12 relative to the U.S. dollar, total revenues would have decreased 4% from $263,596 in 1Q11 to $253,636 in 1Q12 for the reasons discussed below.

Revenues by Geography
North America
Revenues in North America for 1Q12 were $233,337, an increase of 1% compared to revenues for 1Q11 of $230,484. The Acquired Company contributed incremental revenue of $10,530 and $0 for 1Q12 and 1Q11, respectively. Excluding the effects of the acquisition and the positive exchange rate impact of $448 in 1Q12 relative to the U.S. dollar, North American revenues would have decreased 4% from $230,484 in 1Q11 to $222,359 in 1Q12. The Company believes that this decrease is primarily due to decreased activity for Voice Communications within the government revenue vertical partially offset by increased activity for both end-user and indirect sales of Data Infrastructure within the business services, financial services, retail and manufacturing revenue verticals.
Europe
Revenues in Europe for 1Q12 were $26,354, an increase of 6% compared to revenues for 1Q11 of $24,942. Excluding the positive exchange rate impact of $3,118 in 1Q12 relative to the U.S. dollar, Europe revenues would have decreased 7% from $24,942 in 1Q11 to $23,236 in 1Q12. The Company believes this decrease is primarily due to a nonrecurring Technology Product order during Fiscal 2011 partially offset by a general increase in activity in Data Infrastructure.
All Other
Revenues for All Other for 1Q12 were $8,735, an increase of 7% compared to revenues for 1Q11 of $8,170. Excluding the positive exchange rate impact of $694 in 1Q12 relative to the U.S. dollar, All Other revenues would have decreased 2% from $8,170 in 1Q11 to $8,041 in 1Q12.

Revenue by Service Type
Data Infrastructure
Revenues from Data Infrastructure for 1Q12 were $62,381, an increase of 16% compared to revenues for 1Q11 of $53,957. Excluding the positive exchange rate impact of $1,457 in 1Q12 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have increased 13% from $53,957 in 1Q11 to $60,924 in 1Q12. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales in North America within the business services, financial services, retail and manufacturing revenue verticals and a general increase in activity in Europe.
Voice Communications
Revenues from Voice Communications for 1Q12 were $158,326, a decrease of 3% compared to revenues for 1Q11 of $163,590. The Acquired Company contributed incremental revenue of $10,530 and $0 for 1Q12 and 1Q11, respectively. Excluding the effects of the acquisition, Voice Communications revenues would have decreased 10% from $163,590 in 1Q11 to $147,796 in 1Q12. The Company believes that this decrease is primarily due to decreased activity within the government revenue vertical. There was no exchange rate impact on Voice Communications revenues as all of the Company’s Voice Communications revenues are denominated in U.S. dollars.
Technology Products
Revenues from Technology Products for 1Q12 were $47,719, an increase of 4% compared to revenues for 1Q11 of $46,049. Excluding the positive exchange rate impact of $2,803 in 1Q12 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have decreased 2% from $46,049 in 1Q11 to $44,916 in 1Q12. The Company believes this decrease is primarily due to a nonrecurring Technology Product order during Fiscal 2011.

Gross profit
Gross profit for 1Q12 was $86,581, a decrease of 3% compared to gross profit for 1Q11 of $89,614. Gross profit as a percent of revenues for 1Q12 was 32.3%, a decrease of 1.7% compared to Gross profit as a percentage of revenues for 1Q11 of 34.0%. The Company believes the percent decrease was due primarily to strategic pricing initiatives for Voice Communications and Data

Infrastructure and product mix and increased product costs for Technology Products. The dollar decrease is primarily due to decrease in gross profit as a percentage of revenues.
Gross profit for Data Infrastructure for 1Q12 was $15,648, or 25.1% of revenues, compared to gross profit for 1Q11 of $14,350, or 26.6% of revenues. Gross profit for Voice Communications for 1Q12 was $49,481, or 31.3% of revenues, compared to gross profit for 1Q11 of $54,033, or 33.0% of revenues. Gross profit for Technology Products for 1Q12 was $21,452, or 45.0% of revenues, compared to gross profit for 1Q11 of $21,231, or 46.1% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 1Q12 were $66,644, an increase of 5% compared to Selling, general & administrative expenses for 1Q11 of $63,620. Selling, general & administrative expenses as a percent of revenues for 1Q12 were 24.8%, an increase of 0.7% compared to Selling, general & administrative expenses as a percent of revenues for 1Q11 of 24.1%. The increase in Selling, general & administrative expenses was primarily due to additional operating expenses for the Acquired Company of approximately $1,300 and increases in variable insurance costs of $800 and stock-based compensation of $370. The increase in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to the increase in variable insurance costs and stock-based compensation discussed above.

Intangibles amortization
Intangibles amortization for 1Q12 was $3,059, a decrease of 1% compared to Intangibles amortization for 1Q11 of $3,102.

Operating income
As a result of the foregoing, Operating income for 1Q12 was $16,878, a decrease of 26% compared to Operating income for 1Q11 of $22,892 and Operating income as a percent of revenues for 1Q12 was 6.3%, a decrease of 2.4% compared to Operating income as a percent of revenues for 1Q11 of 8.7%.

Interest expense (income), net
Net interest expense for 1Q12 was $1,065, a decrease of 37% compared to net interest expense for 1Q11 of $1,690. Net interest expense as a percent of revenues for 1Q12 was 0.4%, a decrease of 0.2% compared to Net interest expense as a percent of revenues for 1Q11 of 0.6%. The Company’s interest-rate swaps contributed gains of $912 and $532 for 1Q12 and 1Q11, respectively, due to the change in fair value.

This decrease in net interest expense is due to a decrease in the weighted-average outstanding debt from $219,773 for 1Q11 to $179,824 for 1Q12. The preceding provides explanations for the year-over-year change which excludes the interest-rate swaps described above. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.

Provision for income taxes
The tax provision for 1Q12 was $5,898, an effective tax rate of 38.0%. This compares to the tax provision for 1Q11 of $8,057, an effective tax rate of 38.0%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income
As a result of the foregoing, Net income for 1Q12 was $9,623, a decrease of 27% compared to Net income for 1Q11 of $13,144 and Net income as a percent of revenues for 1Q12 was 3.6%, a decrease of 1.4% compared to Net income as a percent of revenues for 1Q11 of 5.0%.

Liquidity and Capital Resources

Operating Activities
Net cash provided by operating activities during 1Q12 was $13,602. Significant factors contributing to the cash inflow were: net income of $9,623 inclusive of non-cash charges of $4,479 and $3,372 for amortization/depreciation expense and stock compensation expense, respectively, and deferred taxes of $2,701, as well as increases in billings in excess of costs of $1,842 and trade accounts payable of $10,665 and a decrease in trade accounts receivable of $7,513. Significant factors contributing to the cash outflow were: increases in inventory and costs in excess of billings of $6,582, and $3,146, respectively, as well as decreases in accrued compensation and benefits of $11,254 (primarily due to the payment of Fiscal 2011 year-end bonuses and incentive compensation during 1Q12), accrued expenses of $1,927 and deferred revenue of $2,059. Changes in the above accounts are based on average Fiscal 2012 exchange rates.

Net cash provided by operating activities during 1Q11 was $1,248. Significant factors contributing to the source of cash were: net income of $13,144 inclusive of non-cash charges of $4,686 and $3,002 for amortization/depreciation expense and stock compensation expense, respectively, as well as increases in trade accounts payable of $11,890 and billings in excess of costs of $4,372. Significant factors contributing to a use of cash include increases in trade accounts receivable, net inventory and costs in excess of billings of $6,774, $2,103 and $14,111, respectively, primarily due to increased business activity during 1Q11 as well as decreases in accrued compensation and benefits of $9,289 (primarily due to the payment of Fiscal 2010 year-end bonuses and incentive compensation during 1Q11), other liabilities of $3,071 and restructuring reserves of $1,618. Changes in the above accounts are based on average Fiscal 2011 exchange rates.

As of June 30, 2011 and 2010, the Company had Cash and cash equivalents of $32,191 and $16,955, respectively, working capital of $173,610 and $139,783, respectively, and a current ratio of 1.9 and 1.7, respectively.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next twelve (12) months.

Investing Activities
Net cash used by investing activities during 1Q12 was $2,352. Significant factors contributing to the cash outflow were: $2,036 for gross capital expenditures and $334 for holdbacks and contingent fee payments related to prior period acquisitions.

Net cash used by investing activities during 1Q11 was $2,579. Significant factors contributing to the cash outflow were: $1,683 for holdbacks and contingent fee payments related to prior period acquisitions and $940 for gross capital expenditures.

Financing Activities
Net cash used by financing activities during 1Q12 was $10,755. Significant factors contributing to the cash outflow were: $8,159 of net payments on long-term debt, $1,521 for the purchase of treasury stock related to the vesting in May 2011 of certain restricted stock units and performance shares and $1,075 for the payment of dividends.

Net cash used by financing activities during 1Q11 was $2,359. Significant factors contributing to the cash outflow were $1,053 for the payment of dividends and $902 of net payments on long-term debt.

Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the "Credit Agreement"). The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2011, the Company was in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2011, the Company had total debt outstanding of $173,700. Total debt was comprised of $172,701 outstanding under the Credit Agreement and $999 of obligations under capital leases and various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended June 30, 2011 was $192,795, $179,824 and 1.1%, respectively, compared to $233,660, $219,773 and 1.3%, respectively, for the three (3) months ended June 30, 2010.

As of June 30, 2011, the Company had $4,549 outstanding in letters of credit and $172,750 in unused commitments under the Credit Agreement.

Dividends

Fiscal 2012
1Q12 - The Company's Board of Directors (the "Board") declared a cash dividend of $0.07 per share on all outstanding shares of the common stock. The dividend totaled $1,262 and was paid on July 14, 2011 to stockholders of record at the close of business on July 1, 2011.

Fiscal 2011
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

Repurchase of Common Stock

Fiscal 2012
1Q12 - During the three (3) months ended June 30, 2011, the Company made tax payments of $1,521 and withheld 45,778 shares of common stock, which were designated as treasury shares, at an average price per share of $33.22, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2011 of certain restricted stock units and performance shares.

Fiscal 2011
1Q11 - During the three (3) months ended June 30, 2010, the Company made tax payments of $482 and withheld 16,488 shares of common stock, which were designated as treasury shares, at an average price per share of $29.26, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2010 of certain restricted stock units.

Since the inception of the repurchase program in April 1999 through June 30, 2011, the Company has repurchased 7,626,279 shares of common stock for an aggregate purchase price of $323,098, or an average purchase price per share of $42.37. These shares do not include the treasury shares withheld for tax payments resulting from the vesting in May 2011 and May 2010 of certain restricted stock units and performance shares. As of June 30, 2011, 873,721 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20,000.

Legal Proceedings
See Note 15 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10‑Q (this "Form 10-Q"), which information is incorporated herein by reference.

Inflation
The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the

Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.

Valuation of Goodwill
Since October 2, 2010 (the date of the Company's most recent annual goodwill impairment assessment), the Company's stock market capitalization has been lower than its net book value. However, each of the Company's reporting segments continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so throughout the remainder of Fiscal 2012 and beyond. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.

Critical Accounting Policies/Impact of Recently Issued Accounting Pronouncements

Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2012.

Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2012 that had a material impact on the Company's consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company's consolidated financial statements.

Cautionary Forward Looking Statements
When included in this Form 10-Q or in documents incorporated herein by reference, the words "should," "expects," "intends," "anticipates," "believes," "estimates," "approximates," "targets," "plans" and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs, successful marketing of the Company's product and services offerings, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company’s control. Additional risk factors are included in the Form 10-K. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10‑Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of June 30, 2011, the Company had total long-term obligations of $172,701 under the Credit Agreement. Of the outstanding debt, $150,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $22,701 was in variable rate obligations. As of June 30, 2011, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $56 ($35 net of tax) assuming the Company employed no intervention strategies.

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

On July 26, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 5.44% fixed rate and has a notional value of $100,000 (which reduced to $50,000 as of June 26, 2009). On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap that is based on a 3-month LIBOR rate versus a 2.28% fixed rate and has a notional value of $100,000 reducing to $50,000 after two (2) years. On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap with an effective start date of July 26, 2011 that is based on a 3-month LIBOR rate versus a 0.58% fixed rate and has a notional value of $75,000. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Income.

Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in Accumulated Other Comprehensive Income ("AOCI") until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from AOCI to the Company’s Consolidated Statements of Income. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from AOCI to the Company’s Consolidated Statements of Income.

As of June 30, 2011, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.99 to 1.01 Australian dollar, 0.99 to 0.99 Canadian dollar, 5.21 to 5.26 Danish krone, 0.71 to 0.72 Euro, 12.18 to 12.18 Mexican peso, 5.66 to 5.71 Norwegian kroner, 0.62 to 0.62 British pound sterling, 6.47 to 6.65 Swedish krona, 0.85 to 0.90 Swiss franc and 85.96 to 85.98 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $43,407 and will expire within twelve (12) months.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to

Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisition of Logos during Fiscal 2011. Logos represents approximately 1% of the Company’s total assets as of June 30, 2011. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011 excludes an assessment of the internal control over financial reporting of Logos.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

The following is provided to update the risk factors previously disclosed in Part I, Item 1A of the Form 10-K.

A significant part of our business involves public sector clients which provides unique risks.

Approximately 25% of our revenues is derived from sales to agencies and departments of federal, state and local governments. Legislatures typically appropriate funds for a given program annually. These appropriations may be influenced by, among other things, the state of the economy, competing priorities for appropriation, changes in administration or control of legislatures, the timing and amount of tax receipts and the overall level of government expenditures. A decrease in appropriations for certain programs could have a material adverse effect on our business.

In addition, our revenues from sales to these public sector clients are made through various direct contracts, through reseller agreements with government contractors and through open market sales. Government contracting is a highly-regulated area. Failure to comply with the technical requirements of regulations or contracts could subject us to fines, penalties, suspension or debarment from doing business with such clients, which could have a material adverse effect on our business.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Description of Annual Incentive Plan (1)
10.2	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (1)
21.1	Subsidiaries of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101	Interactive Data File (2)

(1)	Filed herewith.
(2)
In accordance with Rule 406T of Regulation S-T promulgated by the SEC, Exhibit 101 is deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK BOX CORPORATION

Date: August 10, 2011

/s/ MICHAEL MCANDREW

Michael McAndrew
Executive Vice President, Chief Financial Officer,
Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Description of Annual Incentive Plan (1)
10.2	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (1)
21.1	Subsidiaries of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101	Interactive Data File (2)

(1)	Filed herewith.
(2)
In accordance with Rule 406T of Regulation S-T promulgated by the SEC, Exhibit 101 is deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.