Form 10-Q
period 2011-10-01
BLACK BOX CORP
filed 2011-11-09
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 4, 2011, there were 17,680,326 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED OCTOBER 1, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	October 1, 2011	March 31, 2011*
Assets
Cash and cash equivalents	$27,856	$31,212
Accounts receivable, net of allowance for doubtful accounts of $6,424 and $7,121	172,425	156,682
Inventories, net	62,953	52,014
Costs/estimated earnings in excess of billings on uncompleted contracts	108,717	103,853
Other assets	27,710	27,483
Total current assets	399,661	371,244
Property, plant and equipment, net	24,825	23,427
Goodwill	658,321	650,024
Intangibles, net	119,684	120,133
Other assets	5,623	7,155
Total assets	$1,208,114	$1,171,983
Liabilities
Accounts payable	$88,565	$71,463
Accrued compensation and benefits	27,895	35,329
Deferred revenue	33,721	36,043
Billings in excess of costs/estimated earnings on uncompleted contracts	18,116	17,462
Income taxes	14,724	11,957
Other liabilities	35,594	34,395
Total current liabilities	218,615	206,649
Long-term debt	194,381	181,127
Other liabilities	19,384	17,948
Total liabilities	$432,380	$405,724
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 17,680 and 17,918 shares outstanding, 25,730 and 25,561 issued	26	26
Additional paid-in capital	474,897	470,367
Retained earnings	621,890	599,923
Accumulated other comprehensive income	12,314	19,523
Treasury stock, at cost 8,050 and 7,643 shares	(333,393)	(323,580)
Total stockholders’ equity	$775,734	$766,259
Total liabilities and stockholders’ equity	$1,208,114	$1,171,983

* Derived from audited financial statements

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three (3) months ended		Six (6) months ended
	October 1 and 2		October 1 and 2
In thousands, except per share amounts	2011	2010	2011	2010
Revenues
Products	$50,329	$46,415	$98,048	$92,464
On-Site services	236,842	226,509	457,549	444,056
Total	287,171	272,924	555,597	536,520
Cost of sales *
Products	27,660	25,018	53,927	49,836
On-Site services	170,645	157,786	326,223	306,950
Total	198,305	182,804	380,150	356,786
Gross profit	88,866	90,120	175,447	179,734
Selling, general & administrative expenses	63,256	63,534	129,900	127,154
Intangibles amortization	3,176	3,058	6,235	6,160
Operating income	22,434	23,528	39,312	46,420
Interest expense (income), net	769	1,742	1,834	3,432
Other expenses (income), net	273	(66)	565	(65)
Income before provision for income taxes	21,392	21,852	36,913	43,053
Provision for income taxes	6,548	8,302	12,446	16,359
Net income	$14,844	$13,550	$24,467	$26,694
Earnings per common share
Basic	$0.83	$0.77	$1.37	$1.52
Diluted	$0.83	$0.77	$1.36	$1.51
Weighted-average common shares outstanding
Basic	17,858	17,607	17,917	17,574
Diluted	17,865	17,694	17,968	17,646
Dividends per share	$0.07	$0.06	$0.14	$0.12
* Exclusive of depreciation and intangibles amortization.

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six (6) months ended
	October 1 and 2
In thousands	2011	2010
Operating Activities
Net income	$24,467	$26,694
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	9,034	9,296
Loss (gain) on sale of property	(142)	(17)
Deferred taxes	(550)	1,273
Stock compensation expense	5,418	5,506
Change in fair value of interest-rate swaps	(1,516)	(846)
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	(13,373)	(14,103)
Inventories, net	(11,286)	(1,757)
Costs/estimated earnings in excess of billings on uncompleted contracts	(4,613)	(17,085)
All other assets	362	(4,167)
Billings in excess of costs/estimated earnings on uncompleted contracts	559	5,078
All other liabilities	4,896	(1,733)
Net cash provided by (used for) operating activities	$13,256	$8,139
Investing Activities
Capital expenditures	(4,034)	(1,885)
Capital disposals	144	45
Acquisition of businesses (payments)/recoveries	(13,188)	—
Prior merger-related (payments)/recoveries	(336)	(1,683)
Net cash provided by (used for) investing activities	$(17,414)	$(3,523)
Financing Activities
Proceeds from borrowings	$121,074	$103,930
Repayment of borrowings	(107,978)	(107,887)
Deferred financing costs	—	—
Purchase of treasury stock	(9,813)	(482)
Proceeds from the exercise of stock options	—	280
Payment of dividends	(2,337)	(2,109)
Net cash provided by (used for) financing activities	946	(6,268)
Foreign currency exchange impact on cash	$(144)	$987
Increase / (decrease) in cash and cash equivalents	$(3,356)	$(665)
Cash and cash equivalents at beginning of period	$31,212	$20,885
Cash and cash equivalents at end of period	$27,856	$20,220
Supplemental Cash Flow
Cash paid for interest	$3,966	$4,346
Cash paid for income taxes	10,308	9,917
Non-cash financing activities
Dividends payable	1,238	1,057
Capital leases	23	121

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box" or the "Company") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of October 1, 2011, the Company had more than 3,000 professional technical experts in 198 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

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

The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2011 and 2010 were October 1, 2011 and October 2, 2010. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.

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

Note 3: Inventories

The Company’s Inventories consist of the following:

	September 30, 2011	March 31, 2011
Raw materials	$1,389	$1,294
Finished goods	81,011	70,579
Inventory, gross	82,400	71,873
Excess and obsolete inventory reserves	(19,447)	(19,859)
Inventory, net	$62,953	$52,014

Note 4: Goodwill

The following table summarizes changes to Goodwill at the Company’s reportable segments for the periods presented:

	North America	Europe	All Other	Total
Balance at March 31, 2011	$574,964	$72,752	$2,308	$650,024
Currency translation	(54)	(3,400)	(167)	(3,621)
Current period acquisitions (see Note 9)	8,021	—	—	8,021
Prior period acquisitions (see Note 9)	3,897	—	—	3,897
Balance at September 30, 2011	$586,828	$69,352	$2,141	$658,321

At and since October 2, 2010 (the date of the Company's annual goodwill impairment assessment in Fiscal 2011), the Company's stock market capitalization has been lower than its net book value. However, each of the Company's reporting segments continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so throughout the remainder of Fiscal 2012 and beyond. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the net book value.

Note 5: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	September 30, 2011			March 31, 2011
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$11,801	$9,625	$2,176	$10,660	$9,332	$1,328
Customer relationships	130,890	41,121	89,769	126,367	35,301	91,066
Acquired backlog	17,349	17,349	—	17,349	17,349	—
Total	$160,040	$68,095	$91,945	$154,376	$61,982	$92,394
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$196,032	$76,348	$119,684	$190,368	$70,235	$120,133

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts of intangible assets for the periods presented:

	Trademarks	Non-Competes and Backlog	Customer Relationships	Total
Balance at March 31, 2011	$27,739	$1,328	$91,066	$120,133
Amortization expense	—	(415)	(5,820)	(6,235)
Currency translation	—	(3)	—	(3)
Current period acquisitions (see Note 9)	—	1,266	4,523	5,789
Balance at September 30, 2011	$27,739	$2,176	$89,769	$119,684

Intangibles amortization was $3,176 and $3,058 for the three (3) months ended September 30, 2011 and 2010, respectively, and $6,235 and $6,160 for the six (6) months ended September 30, 2011 and 2010, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2011 and 2010.

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2012, each of the succeeding four (4) fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of September 30, 2011 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal
2012	$6,447
2013	11,966
2014	10,782
2015	9,646
2016	9,375
Thereafter	43,729
Total	$91,945

Note 6: Indebtedness

The Company’s Long-term debt consists of the following:

	September 30, 2011	March 31, 2011
Revolving credit agreement	$194,140	$180,646
Other	837	1,213
Total debt	$194,977	$181,859
Less: current portion (included in Other liabilities)	(596)	(732)
Long-term debt	$194,381	$181,127

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the "Credit Agreement"). The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2011, the Company was in compliance with all financial covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended September 30, 2011 was $216,180, $203,889 and 1.0%, respectively, compared to $237,255, $225,510 and 1.3%, respectively, for the three (3) months ended September 30, 2010. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six (6) months ended September 30, 2011 was $216,180, $191,726 and 1.1%, respectively, compared to $237,255, $222,595 and 1.3%, respectively, for the six (6) months ended September 30, 2010.

Other
Other debt is comprised of capital lease obligations primarily for equipment and other third-party, non-employee loans.

Unused available borrowings
As of September 30, 2011, the Company had $4,050 outstanding in letters of credit and $151,810 in unused commitments under the Credit Agreement.

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

Foreign currency contracts
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the period-end date. Adjustments resulting from these translations are recorded in Accumulated Other Comprehensive Income ("AOCI") within the Company’s Consolidated Balance Sheets and will be included in income upon sale or liquidation of the foreign investment. As of September 30, 2011, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $55,416 and will expire within twelve (12) months. There was no hedge ineffectiveness during Fiscal 2012 or Fiscal 2011.

Interest-rate Swaps
On May 24, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2006, that is based on a 3-month LIBOR rate versus a 5.44% fixed rate and has a notional value of $100,000 (which reduced to $50,000 as of July 26, 2009 and terminated on July 26, 2011). On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that is based on a 3-month LIBOR rate versus a 2.28% fixed rate and has a notional value of $100,000 (which reduced to $50,000 on July 27, 2011). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that is based on a 3-month LIBOR rate versus a 0.58% fixed rate and has a notional value of $75,000. Each interest-rate swap discussed above does not qualify for hedge accounting and is, together with the other interest-rate swaps discussed above, collectively hereinafter referred to as the "interest-rate swaps."

The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Income for the periods presented:

		Asset Derivatives		Liability Derivatives
	Classification	September 30, 2011	March 31, 2011	September 30, 2011	March 31, 2011
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)	$—	$—	$1,808	$278
Foreign currency contracts	Other assets (current)	$427	$1,919	$—	$—
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (current)	$—	$—	$788	$2,303

		Three (3) months ended		Six (6) months ended
		September 30		September 30
	Classification	2011	2010	2011	2010
Derivatives designated as hedging instruments
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$332	$(107)	$173	$(452)
(Gain) loss reclassified from AOCI into income (effective portion) – net of taxes	Selling, general & administrative expenses	$25	$190	$212	$318
Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Interest expense (income), net	$604	$314	$1,516	$846

Note 8: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of
	September 30, 2011
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$427	$—	$427

	Liabilities at Fair Value as of
	September 30, 2011
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$1,808	$—	$1,808
Interest-rate swaps	—	788	—	788
Total	$—	$2,596	$—	$2,596

Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination. As disclosed in Note 9, the Company completed an acquisition during the six (6) months ended September 30, 2011 which included operating assets, liabilities and certain intangible assets. The Company utilized level 2 and level 3 inputs to measure the fair value of these items.

Note 9: Acquisitions

Fiscal 2012
During the second quarter of Fiscal 2012, the Company acquired PS Technologies, LLC ("PS Tech"), a privately-held company headquartered in Dayton, OH. PS Tech is the first Black Box acquisition in the rapidly-growing enterprise video communications market and services clients in the healthcare and government verticals.

The acquisition of PS Tech did not have a material impact on the Company’s consolidated financial statements.

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

The fair values of assets acquired and liabilities assumed for PS Tech and Logos are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but additional information not yet available is necessary to finalize those fair values. Thus, the provisional measurements of fair value are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date.

The results of operations of PS Tech and Logos are included within the Company’s Consolidated Statements of Income beginning on the acquisition date.

Note 10: Income Taxes

The Company recorded income tax expense of $6,548, an effective tax rate of 30.6%, and $8,302, an effective tax rate of 38.0%, for the three (3) months ended September 30, 2011 and 2010, respectively, and $12,446, an effective tax rate of 33.7%, and $16,359, an effective tax rate of 38.0%, for the six (6) months ended September 30, 2011 and 2010, respectively. The effective rate for the six (6) months ended September 30, 2011 of 33.7% differs from the federal statutory rate primarily due to a $1,579 reduction in the Company's provision for income taxes related to an agreement with the Internal Revenue Service ("IRS") in the second quarter of Fiscal 2012 to conclude the previously-disclosed IRS audit for Fiscal 2007 through Fiscal 2010 and foreign earnings taxed at a lower statutory rate partially offset by state income taxes and the write-off of certain deferred tax assets related to equity awards.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discreet items (see above for the $1,579 income tax provision reduction during the second quarter of Fiscal 2012 related to a previously-disclosed IRS audit) for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Fiscal 2007 through Fiscal 2010 remain open to examination by state and foreign taxing jurisdictions.

Note 11: Stock-based Compensation

In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan") which replaces the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of September 30, 2011, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 2,810,872 shares of common stock, par value $.001 per share (the "common stock").

The Company recognized stock-based compensation expense of $2,046 and $2,504 for the three (3) months ended September 30, 2011 and 2010, respectively, $5,418 and $5,506 for the six (6) months ended September 30, 2011 and 2010, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $751 and $916 for the three (3) months ended September 30, 2011 and 2010, respectively, and $1,988 and $2,014 for the six (6) months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Income.

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

	Six (6) months ended
	September 30
	2011	2010
Expected life (in years)	4.8	4.9
Risk free interest rate	1.7%	2.3%
Annual forfeiture rate	2.1%	2.1%
Volatility	45.3%	41.4%
Dividend yield	0.7%	0.8%

The following table summarizes the Company’s stock option activity for the period presented and as of September 30, 2011:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2011	2,901	$35.65
Granted	180	32.39
Exercised	—	—
Forfeited or expired	(224)	41.80
Outstanding at September 30, 2011	2,857	$34.96	5.2	$—
Exercisable at September 30, 2011	2,463	$35.37	4.6	$—

The weighted-average grant-date fair value of options granted during the six (6) months ended September 30, 2011 and 2010 was $12.42 and $11.69, respectively. The total intrinsic value of options exercised during the six (6) months ended September 30, 2011 and 2010 was $0 and $32, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on September 30, 2011 of $21.35.

The following table summarizes certain information regarding the Company’s non-vested stock options for the period presented:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Non-vested at March 31, 2011	690	$10.32
Granted	180	12.42
Forfeited	—	—
Vested	(476)	9.61
Non-vested at September 30, 2011	394	$12.14

As of September 30, 2011, there was $3,718 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and generally vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity for the period presented:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2011	248	$29.97
Granted	163	32.39
Vested	(118)	30.19
Forfeited	(6)	31.09
Outstanding at September 30, 2011	287	$31.23

The total fair value of shares that vested during the six (6) months ended September 30, 2011 and 2010 was $3,553 and $1,985, respectively.

As of September 30, 2011, there was $6,953 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.0 years.

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

	Six (6) months ended
	September 30
	2011	2010
Expected Volatility	50.8%	52.3%
Risk free interest rate	0.9%	1.4%
Dividend yield	0.7%	0.8%

The following table summarizes the Company’s performance share award activity for the period presented:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2011	179	$33.13
Granted	110	34.15
Vested	(52)	30.87
Forfeited	(50)	35.23
Outstanding at September 30, 2011	187	$33.77

The total fair value of shares that vested during the six (6) months ended September 30, 2011 and 2010 was $1,679 and $0, respectively.

As of September 30, 2011, there was $4,284 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 2.3 years.

Note 12: Earnings Per Share

The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended		Six (6) months ended
	September 30		September 30
	2011	2010	2011	2010
Net income	$14,844	$13,550	$24,467	$26,694
Weighted-average common shares outstanding (basic)	17,858	17,607	17,917	17,574
Effect of dilutive securities from equity awards	7	87	51	72
Weighted-average common shares outstanding (diluted)	17,865	17,694	17,968	17,646
Basic earnings per common share	$0.83	$0.77	$1.37	$1.52
Dilutive earnings per common share	$0.83	$0.77	$1.36	$1.51

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,426,856 and 2,677,536 non-dilutive equity awards outstanding for the three (3) months ended September 30, 2011 and 2010, respectively, and 2,613,124 and 2,525,053 non-dilutive equity awards outstanding for the six (6) months ended September 30, 2011 and 2010, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Comprehensive income and AOCI

The following table details the computation of comprehensive income for the periods presented:

	Three (3) months ended		Six (6) months ended
	September 30		September 30
	2011	2010	2011	2010
Net income	$14,844	$13,550	$24,467	$26,694
Foreign currency translation adjustment	(10,842)	12,282	(7,723)	5,936
Derivative instruments (net of tax)
Net change in fair value of cash flow hedging instruments (net of tax)	332	(107)	173	(452)
Amounts reclassified into results of operations	25	190	212	318
Pension (net of tax)
Unrealized gain (loss)	3	8	7	13
Amounts reclassified into results of operations	62	35	122	70
Other comprehensive income (loss)	$(10,420)	$12,408	$(7,209)	$5,885
Comprehensive income (loss)	$4,424	$25,958	$17,258	$32,579

The components of AOCI consisted of the following for the periods presented:

	September 30, 2011	March 31, 2011
Foreign currency translation adjustment	$16,191	$23,914
Unrealized gains (losses) on derivatives designated and qualified as cash flow hedges	221	(164)
Unrecognized gain (losses) on defined benefit pension	(4,098)	(4,227)
Accumulated other comprehensive income	$12,314	$19,523

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

The following table presents financial information about the Company’s reportable segments by geographic region for the periods presented:

	Three (3) months ended		Six (6) months ended
	September 30		September 30
	2011	2010	2011	2010
North America
Revenues	$251,457	$240,540	$484,794	$471,024
Operating income	18,316	20,684	32,302	39,851
Depreciation	1,253	1,420	2,541	2,890
Intangibles amortization	3,163	3,045	6,212	6,138
Assets (as of September 30)	1,118,907	1,054,646	1,118,907	1,054,646
Europe
Revenues	$26,483	$22,798	$52,837	$47,740
Operating income	2,839	1,153	5,117	3,489
Depreciation	89	93	189	171
Intangibles amortization	11	11	20	19
Assets (as of September 30)	122,723	129,308	122,723	129,308
All Other
Revenues	$9,231	$9,586	$17,966	$17,756
Operating income	1,279	1,691	1,893	3,080
Depreciation	37	39	69	75
Intangibles amortization	2	2	3	3
Assets (as of September 30)	26,911	26,224	26,911	26,224

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following table reconciles segment assets to total consolidated assets as of September 30, 2011 and 2010:

	September 30
	2011	2010
Segment assets for North America, Europe and All Other	$1,268,541	$1,210,178
Corporate eliminations	(60,427)	(52,374)
Total consolidated assets	$1,208,114	$1,157,804

The following table presents financial information about the Company by service type for the periods presented:

	Three (3) months ended		Six (6) months ended
	September 30		September 30
	2011	2010	2011	2010
Data Infrastructure
Revenues	$66,291	$53,989	$128,672	$107,946
Gross profit	15,912	14,076	31,560	28,426
Voice Communications
Revenues	$170,551	$172,520	$328,877	$336,110
Gross profit	50,285	54,647	99,766	108,680
Technology Products
Revenues	$50,329	$46,415	$98,048	$92,464
Gross profit	22,669	21,397	44,121	42,628

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis for the three (3) and six (6) months ended September 30, 2011 and 2010 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2011 (the "Form 10-K"). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of September 30, 2011 and 2010 were October 1, 2011 and October 2, 2010, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 of the year referenced. All dollar amounts are presented in thousands, except per share amounts, unless otherwise noted.

The Company
Black Box is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of September 30, 2011, the Company had more than 3,000 professional technical experts in 198 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

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
There is and has been a trend toward convergence of voice and data networks, in each of which the Company has technical expertise which the Company believes is a competitive advantage. Both the Voice Communications and Data Infrastructure businesses generate backlog. At September 30, 2011, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $223,000 and relates primarily to Voice Communications and Data Infrastructure.
The Company generates Technology Products revenues from the sale of technology products through its catalog, Internet Web site and the Company’s On-Site services offices. The sale of these products is a highly fragmented and competitive business. The Company has been in this business for over 30 years and has developed a reputation for providing high quality products, free 24/7/365 technical support, comprehensive warranties and rapid order fulfillment. With an average order size of less than one thousand dollars, the Company’s Technology Products is less impacted by capital spending and more so on general IT spending. The Company’s Technology Products business provides additional distribution and support capabilities along with access to Black Box branded products to both the Data Infrastructure and Voice Communications businesses which provide cost benefits.
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
The Company targets strategic acquisitions which will deepen its capabilities and expand market opportunity. The Company has completed two (2) strategic acquisitions from April 1, 2010 through September 30, 2011 that had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Communications for the periods under review. During Fiscal 2012, the Company acquired PS Technologies, LLC ("PS Tech") which is its first acquisition in the rapidly growing enterprise video communications market. During Fiscal 2011, the Company acquired LOGOS Communications Systems, Inc. ("Logos"), a silver certified Cisco partner with advanced specializations in unified communications, wireless LAN, routing and switching and security. The acquisitions noted above are collectively referred to as the "Acquired Companies". The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Income beginning on its acquisition date.

The Company incurs certain expenses (i.e., expenses incurred as a result of certain acquisitions) that it excludes when evaluating the continuing operations of the Company. The following table is included to provide a schedule of these current expenses and an estimate of these future expenses for Fiscal 2012 (by quarter) based on information available to the Company as of September 30, 2011:

	1Q12	2Q12	3Q12	4Q12	Fiscal 2012
Intangibles amortization
Amortization of intangible assets on acquisitions	3,049	3,163	3,238	3,186	12,636
The following table is included to provide a schedule of these expenses during Fiscal 2011 (by quarter):

	1Q11	2Q11	3Q11	4Q11	Fiscal 2011
Intangibles amortization
Amortization of intangible assets on acquisitions	3,093	3,045	2,890	3,083	12,111

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended				Six (6) months ended
	September 30				September 30
	2011		2010		2011		2010
	$	% of total revenue	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
North America	$251,457	87.6%	$240,540	88.1%	$484,794	87.3%	$471,024	87.8%
Europe	26,483	9.2%	22,798	8.4%	52,837	9.5%	47,740	8.9%
All Other	9,231	3.2%	9,586	3.5%	17,966	3.2%	17,756	3.3%
Total	$287,171	100%	$272,924	100%	$555,597	100%	$536,520	100%
Operating income
North America	$18,316		$20,684		$32,302		$39,851
% of North America revenues	7.3%		8.6%		6.7%		8.5%
Europe	$2,839		$1,153		$5,117		$3,489
% of Europe revenues	10.7%		5.1%		9.7%		7.3%
All Other	$1,279		$1,691		$1,893		$3,080
% of All Other revenues	13.9%		17.6%		10.5%		17.3%
Total	$22,434	7.8%	$23,528	8.6%	$39,312	7.1%	$46,420	8.7%

The following table provides information on Revenues and Gross profit by service type (Data Infrastructure, Voice Communications and Technology Products). The table below should be read in conjunction with the following discussions.

	Three (3) months ended				Six (6) months ended
	September 30				September 30
	2011		2010		2011		2010
	$	% of total revenue	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
Data Infrastructure	$66,291	23.1%	$53,989	19.8%	$128,672	23.2%	$107,946	20.1%
Voice Communications	170,551	59.4%	172,520	63.2%	328,877	59.2%	336,110	62.6%
Technology Products	50,329	17.5%	46,415	17.0%	98,048	17.6%	92,464	17.2%
Total	$287,171	100%	$272,924	100%	$555,597	100%	$536,520	100%
Gross profit
Data Infrastructure	$15,912		$14,076		$31,560		$28,426
% of Data Infrastructure revenues	24.0%		26.1%		24.5%		26.3%
Voice Communications	$50,285		$54,647		$99,766		$108,680
% of Voice Communications revenues	29.5%		31.7%		30.3%		32.3%
Technology Products	$22,669		$21,397		$44,121		$42,628
% of Technology Products revenues	45.0%		46.1%		45.0%		46.1%
Total	$88,866	30.9%	$90,120	33.0%	$175,447	31.6%	$179,734	33.5%

Three (3) months ended September 30, 2011 ("2Q12") compared to three (3) months ended September 30, 2010 ("2Q11"):

Total Revenues
Total revenues for 2Q12 were $287,171, an increase of 5% compared to total revenues for 2Q11 of $272,924. The Acquired Companies contributed incremental revenue of $21,651 and $0 for 2Q12 and 2Q11, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $2,997 in 2Q12 relative to the U.S. dollar, total revenues would have decreased 4% from $272,924 in 2Q11 to $262,523 in 2Q12 for the reasons discussed below.

Revenues by Geography
North America
Revenues in North America for 2Q12 were $251,457, an increase of 5% compared to revenues for 2Q11 of $240,540. The Acquired Companies contributed incremental revenue of $21,651 and $0 for 2Q12 and 2Q11, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $400 in 2Q12 relative to the U.S. dollar, North American revenues would have decreased 5% from $240,540 in 2Q11 to $229,406 in 2Q12. The Company believes that this decrease is primarily due to decreased activity for Voice Communications within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation partially offset by increased activity for both end-user and indirect sales of Data Infrastructure within the business services, retail and manufacturing revenue verticals which is a result of strategic pricing initiatives designed to grow revenues and deepen market penetration.
Europe
Revenues in Europe for 2Q12 were $26,483, an increase of 16% compared to revenues for 2Q11 of $22,798. Excluding the positive exchange rate impact of $2,015 in 2Q12 relative to the U.S. dollar, Europe revenues would have increased 7% from $22,798 in 2Q11 to $24,468 in 2Q12. The Company believes this increase is primarily due to increased activity for Technology Products within the government and business services revenue verticals along with relatively comparable activity for Data Infrastructure.

All Other
Revenues for All Other for 2Q12 were $9,231, a decrease of 4% compared to revenues for 2Q11 of $9,586. Excluding the positive exchange rate impact of $582 in 2Q12 relative to the U.S. dollar, All Other revenues would have decreased 10% from $9,586 in 2Q11 to $8,649 in 2Q12.

Revenue by Service Type
Data Infrastructure
Revenues from Data Infrastructure for 2Q12 were $66,291, an increase of 23% compared to revenues for 2Q11 of $53,989. Excluding the positive exchange rate impact of $922 in 2Q12 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have increased 21% from $53,989 in 2Q11 to $65,369 in 2Q12. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales in North America within the business services, retail and manufacturing revenue verticals which is a result of strategic pricing initiatives designed to grow revenues and deepen market penetration along with relatively comparable activity in Europe.
Voice Communications
Revenues from Voice Communications for 2Q12 were $170,551, a decrease of 1% compared to revenues for 2Q11 of $172,520. The Acquired Companies contributed incremental revenue of $21,651 and $0 for 2Q12 and 2Q11, respectively. Excluding the effects of the acquisitions, Voice Communications revenues would have decreased 14% from $172,520 in 2Q11 to $148,900 in 2Q12. The Company believes that this decrease is primarily due to decreased activity within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation. There was no exchange rate impact on Voice Communications revenues as all of the Company’s Voice Communications revenues are denominated in U.S. dollars.
Technology Products
Revenues from Technology Products for 2Q12 were $50,329, an increase of 8% compared to revenues for 2Q11 of $46,415. Excluding the positive exchange rate impact of $2,075 in 2Q12 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have increased 4% from $46,415 in 2Q11 to $48,254 in 2Q12. The Company believes this increase is primarily due to a general increase in activity in North America and increased activity within the government and business services revenue verticals in Europe.

Gross profit
Gross profit for 2Q12 was $88,866, a decrease of 1% compared to gross profit for 2Q11 of $90,120. Gross profit as a percent of revenues for 2Q12 was 30.9%, a decrease of 2.1% compared to Gross profit as a percentage of revenues for 2Q11 of 33.0%. The Company believes the percent decrease was due primarily to overall service type mix, strategic pricing initiatives for Voice Communications and Data Infrastructure and product mix and increased product costs for Technology Products. The dollar decrease is primarily due to decrease in gross profit as a percentage of revenues.
Gross profit for Data Infrastructure for 2Q12 was $15,912, or 24.0% of revenues, compared to gross profit for 2Q11 of $14,076, or 26.1% of revenues. Gross profit for Voice Communications for 2Q12 was $50,285, or 29.5% of revenues, compared to gross profit for 2Q11 of $54,647, or 31.7% of revenues. Gross profit for Technology Products for 2Q12 was $22,669, or 45.0% of revenues, compared to gross profit for 2Q11 of $21,397, or 46.1% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 2Q12 were $63,256, nearly equivalent to Selling, general & administrative expenses for 2Q11 of $63,534. Selling, general & administrative expenses as a percent of revenues for 2Q12 were 22.0%, a decrease of 1.3% compared to Selling, general & administrative expenses as a percent of revenues for 2Q11 of 23.3%. The decrease in Selling, general & administrative expenses was primarily due to the impact of the Company's continued effort to provide an efficient cost structure, a decrease in stock-based compensation of $458 and variable insurance costs of $541 partially offset by additional operating expenses for the Acquired Companies of approximately $2,200. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to lower Selling, general & administrative expenses as a percent of revenue from the Acquired Companies and decreases in stock-based compensation and variable insurance costs discussed above.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Many of these expenses do not change significantly with changes in revenue.

Intangibles amortization
Intangibles amortization for 2Q12 was $3,176, an increase of 4% compared to Intangibles amortization for 2Q11 of $3,058.

Operating income
As a result of the foregoing, Operating income for 2Q12 was $22,434, a decrease of 5% compared to Operating income for 2Q11 of $23,528 and Operating income as a percent of revenues for 2Q12 was 7.8%, a decrease of 0.8% compared to Operating income as a percent of revenues for 2Q11 of 8.6%.

Interest expense (income), net
Net interest expense for 2Q12 was $769, a decrease of 56% compared to net interest expense for 2Q11 of $1,742. Net interest expense as a percent of revenues for 2Q12 was 0.3%, a decrease of 0.3% compared to Net interest expense as a percent of revenues for 2Q11 of 0.6%. The Company’s interest-rate swaps contributed gains of $604 and $314 for 2Q12 and 2Q11, respectively, due to the change in fair value.

This decrease in net interest expense is due to decreases in the weighted-average interest rate from 1.3% for 2Q11 to 1.0% for 2Q12 and in the weighted-average outstanding debt from $225,510 for 2Q11 to $203,889 for 2Q12. The preceding provides explanations for the year-over-year change which excludes the interest-rate swaps described above. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.

Provision for income taxes
The tax provision for 2Q12 was $6,548, an effective tax rate of 30.6%. This compares to the tax provision for 2Q11 of $8,302, an effective tax rate of 38.0%. The tax rate for 2Q12 was lower than 2Q11 primarily due to a reduction in reserves related to the settlement of an Internal Revenue Service audit for Fiscal 2007 through Fiscal 2010. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income
As a result of the foregoing, Net income for 2Q12 was $14,844, a increase of 10% compared to Net income for 2Q11 of $13,550 and Net income as a percent of revenues for 2Q12 was 5.2%, an increase of 0.2% compared to Net income as a percent of revenues for 2Q11 of 5.0%.

Six (6) months ended September 30, 2011 ("2QYTD12") compared to six (6) months ended September 30, 2010 ("2QYTD11"):

Total Revenues
Total revenues for 2QYTD12 were $555,597, an increase of 4% compared to total revenues for 2QYTD11 of $536,520. The Acquired Companies contributed incremental revenue of $32,181 and $0 for 2QYTD12 and 2QYTD11, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $7,256 in 2QYTD12 relative to the U.S. dollar, total revenues would have decreased 4% from $536,520 in 2QYTD11 to $516,160 in 2QYTD12 for the reasons discussed below.

Revenues by Geography
North America
Revenues in North America for 2QYTD12 were $484,794, an increase of 3% compared to revenues for 2QYTD11 of $471,024. The Acquired Companies contributed incremental revenue of $32,181 and $0 for 2QYTD12 and 2QYTD11, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $848 in 2QYTD12 relative to the U.S. dollar, North American revenues would have decreased 4% from $471,024 in 2QYTD11 to $451,765 in 2QYTD12. The Company believes that this decrease is primarily due to decreased activity for Voice Communications within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation partially offset by increased activity for both end-user and indirect sales of Data Infrastructure within the business services, financial services, retail and manufacturing revenue verticals which is a result of strategic pricing initiatives designed to grow revenues and deepen market penetration.

Europe
Revenues in Europe for 2QYTD12 were $52,837, an increase of 11% compared to revenues for 2QYTD11 of $47,740. Excluding the positive exchange rate impact of $5,133 in 2QYTD12 relative to the U.S. dollar, Europe revenues would have been comparable at $47,740 in 2QYTD11 and $47,704 in 2QYTD12. Data Infrastructure and Technology Products activity is relatively comparable period over period.

All Other
Revenues for All Other for 2QYTD12 were $17,966, an increase of 1% compared to revenues for 2QYTD11 of $17,756. Excluding the positive exchange rate impact of $1,275 in 2QYTD12 relative to the U.S. dollar, All Other revenues would have decreased 6% from $17,756 in 2QYTD11 to $16,691 in 2QYTD12.

Revenue by Service Type
Data Infrastructure
Revenues from Data Infrastructure for 2QYTD12 were $128,672, an increase of 19% compared to revenues for 2QYTD11 of $107,946. Excluding the positive exchange rate impact of $2,379 in 2QYTD12 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have increased 17% from $107,946 in 2QYTD11 to $126,293 in 2QYTD12. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales in North America within the business services, financial services, retail and manufacturing revenue verticals which is a result of strategic pricing initiatives designed to grow revenues and deepen market penetration and a general increase in activity in Europe.
Voice Communications
Revenues from Voice Communications for 2QYTD12 were $328,877, a decrease of 2% compared to revenues for 2QYTD11 of $336,110. The Acquired Companies contributed incremental revenue of $32,181 and $0 for 2QYTD12 and 2QYTD11, respectively. Excluding the effects of the acquisitions, Voice Communications revenues would have decreased 12% from $336,110 in 2QYTD11 to $296,696 in 2QYTD12. The Company believes that this decrease is primarily due to decreased activity within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation. There was no exchange rate impact on Voice Communications revenues as all of the Company’s Voice Communications revenues are denominated in U.S. dollars.
Technology Products
Revenues from Technology Products for 2QYTD12 were $98,048, an increase of 6% compared to revenues for 2QYTD11 of $92,464. Excluding the positive exchange rate impact of $4,877 in 2QYTD12 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have increased 1% from $92,464 in 2QYTD11 to $93,171 in 2QYTD12. The Company believes this increase is primarily due to a general increase in activity in North America along with relatively comparable activity in Europe.

Gross profit
Gross profit for 2QYTD12 was $175,447, a decrease of 2% compared to gross profit for 2QYTD11 of $179,734. Gross profit as a percent of revenues for 2QYTD12 was 31.6%, a decrease of 1.9% compared to Gross profit as a percentage of revenues for 2QYTD11 of 33.5%. The Company believes the percent decrease was due primarily to overall service type mix, strategic pricing initiatives for Voice Communications and Data Infrastructure and product mix and increased product costs for Technology Products. The dollar decrease is primarily due to decrease in gross profit as a percentage of revenues.
Gross profit for Data Infrastructure for 2QYTD12 was $31,560, or 24.5% of revenues, compared to gross profit for 2QYTD11 of $28,426, or 26.3% of revenues. Gross profit for Voice Communications for 2QYTD12 was $99,766, or 30.3% of revenues, compared to gross profit for 2QYTD11 of $108,680, or 32.3% of revenues. Gross profit for Technology Products for 2QYTD12 was $44,121, or 45.0% of revenues, compared to gross profit for 2QYTD11 of $42,628, or 46.1% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 2QYTD12 were $129,900, an increase of 2% compared to Selling, general & administrative expenses for 2QYTD11 of $127,154. Selling, general & administrative expenses as a percent of revenues for 2QYTD12 were 23.4%, a decrease of 0.3% compared to Selling, general & administrative expenses as a percent of revenues for 2QYTD11 of 23.7%. The increase in Selling, general & administrative expenses was primarily due to additional operating expenses for the Acquired Companies of approximately $3,500 partially offset by the impact of the Company's continued effort to provide an efficient cost structure. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to disproportionate Selling, general & administrative expenses as a percent of revenue from the Acquired Companies.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Many of these expenses do not change significantly with changes in revenue.

Intangibles amortization
Intangibles amortization for 2QYTD12 was $6,235, an increase of 1% compared to Intangibles amortization for 2QYTD11 of $6,160.

Operating income
As a result of the foregoing, Operating income for 2QYTD12 was $39,312, a decrease of 15% compared to Operating income for 2QYTD11 of $46,420 and Operating income as a percent of revenues for 2QYTD12 was 7.1%, a decrease of 1.6% compared to Operating income as a percent of revenues for 2QYTD11 of 8.7%.

Interest expense (income), net
Net interest expense for 2QYTD12 was $1,834, a decrease of 47% compared to net interest expense for 2QYTD11 of $3,432. Net interest expense as a percent of revenues for 2QYTD12 was 0.3%, a decrease of 0.3% compared to Net interest expense as a percent of revenues for 2QYTD11 of 0.6%. The Company’s interest-rate swaps contributed gains of $1,516 and $846 for 2QYTD12 and 2QYTD11, respectively, due to the change in fair value.

This decrease in net interest expense is due to decreases in the weighted-average interest rate from 1.3% for 2QYTD11 to 1.1% for 2QYTD12 and in the weighted-average outstanding debt from $222,595 for 2QYTD11 to $191,726 for 2QYTD12. The preceding provides explanations for the year-over-year change which excludes the interest-rate swaps described above. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.

Provision for income taxes
The tax provision for 2QYTD12 was $12,446, an effective tax rate of 33.7%. This compares to the tax provision for 2QYTD11 of $16,359, an effective tax rate of 38.0%. The tax rate for 2QYTD12 was lower than 2QYTD11 primarily due to a reduction in reserves related to the settlement of an Internal Revenue Service audit for Fiscal 2007 through Fiscal 2010. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income
As a result of the foregoing, Net income for 2QYTD12 was $24,467, a decrease of 8% compared to Net income for 2QYTD11 of $26,694 and Net income as a percent of revenues for 2QYTD12 was 4.4%, a decrease of 0.6% compared to Net income as a percent of revenues for 2QYTD11 of 5.0%.

Liquidity and Capital Resources

Operating Activities
Net cash provided by operating activities during 2QYTD12 was $13,256. Significant factors contributing to the cash inflow were: net income of $24,467 inclusive of non-cash charges of $9,034 and $5,418 for amortization/depreciation expense and stock compensation expense, respectively, as well as an increase in trade accounts payable of $15,646. Significant factors contributing to the cash outflow were: increases in inventory, trade accounts receivable and costs in excess of billings of $11,286, $13,373 and $4,613, respectively, as well as decreases in accrued compensation and deferred revenue of $7,174 and $3,463. The increase in inventory is primarily due to higher inventory levels to better serve the needs of the Company's clients and the increase in trade accounts receivable is primarily due to the increase in revenue levels and the acquisition of PS Tech. Changes in the above accounts are based on average Fiscal 2012 exchange rates.

Net cash provided by operating activities during 2QYTD11 was $8,139. Significant factors contributing to the cash inflow were: net income of $26,694 inclusive of non-cash charges of $9,296 and $5,506 for amortization/depreciation expense and stock compensation expense, respectively, as well as increases in trade accounts payable of $4,168, billings in excess of costs of $5,078 and accrued taxes of $5,244. Significant factors contributing to the cash outflow were: increases in trade accounts receivable, net inventory and costs in excess of billings of $14,103, $1,757 and $17,085, respectively, primarily due to increased business activity during 2QYTD11, as well as decreases in accrued compensation and benefits of $5,068 and other liabilities of $3,701 and an increase in other current assets of $4,879. The increase in costs in excess of billings reflects additional large contracts where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition. It should be noted that the increase in costs in excess of billings reflected revenue growth and not a delay in the collection of working capital. Changes in the above accounts are based on average Fiscal 2011 exchange rates.

As of September 30, 2011 and 2010, the Company had Cash and cash equivalents of $27,856 and $20,220, respectively, working capital of $181,046 and $160,153, respectively, and a current ratio of 1.8 and 1.8, respectively.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next twelve (12) months.

Investing Activities
Net cash used for investing activities during 2QYTD12 was $17,414. Significant factors contributing to the cash outflow were: $4,034 for gross capital expenditures and $13,188 for current period acquisitions.

Net cash used for investing activities during 2QYTD11 was $3,523. Significant factors contributing to the cash outflow were: $1,885 for gross capital expenditures and $1,683 for holdbacks and contingent fee payments related to prior period acquisitions.

Financing Activities
Net cash provided by financing activities during 2QYTD12 was $946. A significant factor contributing to the cash inflow was $13,096 of net borrowings on long-term debt. Significant factors contributing to the cash outflow were: $9,813 for the purchase of treasury stock (including $1,521 for the purchase of treasury stock related to the vesting in May 2011 of certain restricted stock units and performance shares) and $2,337 for the payment of dividends.

Net cash used for financing activities during 2QYTD11 was $6,268. Significant factors contributing to the cash outflow were $2,109 for the payment of dividends and $3,957 of net payments on long-term debt.

Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the "Credit Agreement"). The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2011, the Company was in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2011, the Company had total debt outstanding of $194,977. Total debt was comprised of $194,140 outstanding under the Credit Agreement and $837 of obligations under capital leases and various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended September 30, 2011 was $216,180, $203,889 and 1.0%, respectively, compared to $237,255, $225,510 and 1.3%, respectively, for the three (3) months ended September 30, 2010. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six (6) months ended September 30, 2011 was $216,180, $191,726 and 1.1%, respectively, compared to $237,255, $222,595 and 1.3%, respectively, for the six (6) months ended September 30, 2010.

As of September 30, 2011, the Company had $4,050 outstanding in letters of credit and $151,810 in unused commitments under the Credit Agreement.

Dividends

Fiscal 2012
2Q12 - The Company's Board of Directors (the "Board") declared a cash dividend of $0.07 per share on all outstanding shares of the common stock. The dividend totaled $1,238 and was paid on October 13, 2011 to stockholders of record at the close of business on September 30, 2011.

1Q12 - The Board declared a cash dividend of $0.07 per share on all outstanding shares of the common stock. The dividend totaled $1,262 and was paid on July 14, 2011 to stockholders of record at the close of business on July 1, 2011.

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

Repurchase of Common Stock

Fiscal 2012
2Q12 - During the three (3) months ended September 30, 2011, the Company repurchased 361,200 shares of its common stock for an aggregate purchase price of $8,292, or an average purchase price per share of $22.96.

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

Since the inception of the repurchase program in April 1999 through September 30, 2011, the Company has repurchased 7,987,479 shares of common stock for an aggregate purchase price of $331,390, or an average purchase price per share of $41.49. These shares do not include the treasury shares withheld for tax payments resulting from the vesting in May 2011 and May 2010 of certain restricted stock units and performance shares. As of September 30, 2011, 512,521 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20,000.

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

Valuation of Goodwill
Since October 2, 2010 (the date of the Company's annual goodwill impairment assessment in Fiscal 2011), the Company's stock market capitalization has been lower than its net book value. However, each of the Company's reporting segments continues to operate profitably and generate significant cash flow from operations, and the Company expects that each will continue to do so throughout the remainder of Fiscal 2012 and beyond. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.

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

Cautionary Forward Looking Statements
When included in this Form 10-Q or in documents incorporated herein by reference, the words "should," "expects," "intends," "anticipates," "believes," "estimates," "approximates," "targets," "plans" and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs, successful marketing of the Company's product and services offerings, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company’s control. Additional risk factors are included in the Form   10-K and the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2011. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10‑Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of September 30, 2011, the Company had total long-term obligations of $194,140 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $69,140 was in variable rate obligations. As of September 30, 2011, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $170 ($105 net of tax) assuming the Company employed no intervention strategies.

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

On May 24, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2006, that is based on a 3-month LIBOR rate versus a 5.44% fixed rate and has a notional value of $100,000 (which reduced to $50,000 as of July 26, 2009 and terminated on July 26, 2011). On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that is based on a 3-month LIBOR rate versus a 2.28% fixed rate and has a notional value of $100,000 (which reduced to $50,000 on July 27, 2011). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that is based on a 3-month LIBOR rate versus a 0.58% fixed rate and has a notional value of $75,000. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Income.

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

As of September 30, 2011, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.95 to 1.03 Australian dollar, 0.96 to 1.03 Canadian dollar, 5.21 to 5.48 Danish krone, 0.69 to 0.74 Euro, 12.30 to 12.30 Mexican peso, 5.34 to 5.85 Norwegian kroner, 0.60 to 0.65 British pound sterling, 6.27 to 6.51 Swedish krona, 0.83 to 0.90 Swiss franc and 76.86 to 76.81 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $55,416 and will expire within twelve (12) months.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of October 1, 2011. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2011 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisitions of PS Tech during Fiscal 2012 and Logos during Fiscal 2011. PS Tech and Logos represent approximately 2% and 1%, respectively, of the Company's total assets as of October 1, 2011. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of October 1, 2011 excludes an assessment of the internal control over financial reporting of PS Tech and Logos.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2011 to July 31, 2011	—	$—	—	873,721
August 1, 2011 to August 28, 2011	361,200	$22.96	361,200	512,521
August 29, 2011 to October 1, 2011	—	$—	—	512,521
Total	361,200	$22.96	361,200	512,521

As of October 1, 2011, 512,521 shares were available under repurchase programs approved by the Board and announced on November 20, 2003, August 12, 2004 and November 7, 2006.

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

Date: November 9, 2011

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