Form 10-Q
period 2011-12-31
BLACK BOX CORP
filed 2012-02-08
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of February 3, 2012, there were 17,480,326 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	December 31, 2011	March 31, 2011*
Assets
Cash and cash equivalents	$25,459	$31,212
Accounts receivable, net of allowance for doubtful accounts of $6,170 and $7,121	169,923	156,682
Inventories, net	61,469	52,014
Costs/estimated earnings in excess of billings on uncompleted contracts	102,647	103,853
Other assets	25,077	27,483
Total current assets	384,575	371,244
Property, plant and equipment, net	24,441	23,427
Goodwill	339,388	650,024
Intangibles, net	116,437	120,133
Other assets	24,335	7,155
Total assets	$889,176	$1,171,983
Liabilities
Accounts payable	$81,010	$71,463
Accrued compensation and benefits	28,465	35,329
Deferred revenue	35,434	36,043
Billings in excess of costs/estimated earnings on uncompleted contracts	16,755	17,462
Income taxes	16,124	11,957
Other liabilities	37,094	34,395
Total current liabilities	214,882	206,649
Long-term debt	173,735	181,127
Other liabilities	15,372	17,948
Total liabilities	$403,989	$405,724
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 17,480 and 17,918 shares outstanding, 25,730 and 25,561 issued	26	26
Additional paid-in capital	476,951	470,367
Retained earnings	337,224	599,923
Accumulated other comprehensive income	9,858	19,523
Treasury stock, at cost 8,250 and 7,643 shares	(338,872)	(323,580)
Total stockholders’ equity	$485,187	$766,259
Total liabilities and stockholders’ equity	$889,176	$1,171,983

* Derived from audited financial statements

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three (3) months ended		Nine (9) months ended
	December 31 and January 1		December 31 and January 1
In thousands, except per share amounts	2011	2011	2011	2011
Revenues
Products	$51,379	$49,545	$149,427	$142,009
On-Site services	224,560	227,134	682,109	671,190
Total	275,939	276,679	831,536	813,199
Cost of sales *
Products	29,088	26,987	83,015	76,823
On-Site services	158,538	159,040	484,761	465,990
Total	187,626	186,027	567,776	542,813
Gross profit	88,313	90,652	263,760	270,386
Selling, general & administrative expenses	62,644	64,296	192,544	191,450
Goodwill impairment loss	317,797	—	317,797	—
Intangibles amortization	3,249	2,901	9,484	9,061
Operating income (loss)	(295,377)	23,455	(256,065)	69,875
Interest expense (income), net	1,856	1,028	3,690	4,460
Other expenses (income), net	311	(11)	876	(76)
Income (loss) before provision (benefit) for income taxes	(297,544)	22,438	(260,631)	65,491
Provision (benefit) for income taxes	(14,101)	8,528	(1,655)	24,887
Net income (loss)	$(283,443)	$13,910	$(258,976)	$40,604
Earnings (loss) per common share
Basic	$(16.12)	$0.79	$(14.54)	$2.31
Diluted	$(16.12)	$0.78	$(14.54)	$2.30
Weighted-average common shares outstanding
Basic	17,581	17,703	17,806	17,611
Diluted	17,581	17,940	17,806	17,675
Dividends per share	$0.07	$0.06	$0.21	$0.18
* Exclusive of depreciation and intangibles amortization.

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine (9) months ended
	December 31 and January 1
In thousands	2011	2011
Operating Activities
Net income (loss)	$(258,976)	$40,604
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	13,581	13,672
Loss (gain) on sale of property	(166)	(67)
Deferred taxes	(22,597)	6,574
Stock compensation expense	7,505	7,999
Change in fair value of interest-rate swaps	(801)	(1,920)
Goodwill impairment loss	317,797	—
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	(11,173)	(9,161)
Inventories, net	(9,848)	(2,320)
Costs/estimated earnings in excess of billings on uncompleted contracts	1,535	(25,012)
All other assets	2,404	(972)
Billings in excess of costs/estimated earnings on uncompleted contracts	(749)	4,723
All other liabilities	5,362	1,952
Net cash provided by (used for) operating activities	$43,874	$36,072
Investing Activities
Capital expenditures	(4,973)	(2,906)
Capital disposals	187	98
Acquisition of businesses (payments)/recoveries	(13,954)	(12,811)
Prior merger-related (payments)/recoveries	(1,174)	(1,829)
Net cash provided by (used for) investing activities	$(19,914)	$(17,448)
Financing Activities
Proceeds from borrowings	$183,243	$174,815
Repayment of borrowings	(190,909)	(187,636)
Deferred financing costs	—	(700)
Purchase of treasury stock	(15,292)	(483)
Proceeds from the exercise of stock options	—	4,712
Payment of dividends	(3,574)	(3,166)
Net cash provided by (used for) financing activities	(26,532)	(12,458)
Foreign currency exchange impact on cash	$(3,181)	$909
Increase / (decrease) in cash and cash equivalents	$(5,753)	$7,075
Cash and cash equivalents at beginning of period	$31,212	$20,885
Cash and cash equivalents at end of period	$25,459	$27,960
Supplemental cash flow
Cash paid for interest	$5,126	$6,460
Cash paid for income taxes	16,831	17,040
Non-cash financing activities
Dividends payable	1,224	1,066
Capital leases	23	121
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box" or the "Company") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of December 31, 2011, the Company had more than 3,000 professional technical experts in 198 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

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

The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2011 and 2010 were December 31, 2011 and January 1, 2011. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.

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

Note 3: Inventories

The Company’s Inventories consist of the following:

	December 31, 2011	March 31, 2011
Raw materials	$1,299	$1,294
Finished goods	79,661	70,579
Inventory, gross	80,960	71,873
Excess and obsolete inventory reserves	(19,491)	(19,859)
Inventory, net	$61,469	$52,014

Note 4: Goodwill

The following table summarizes changes to Goodwill at the Company’s reportable segments for the periods presented:

	North America	Europe	All Other	Total
Goodwill (gross) at March 31, 2011	$574,964	$72,752	$2,308	$650,024
Accumulated impairment losses at March 31, 2011	—	—	—	—
Goodwill (net) at March 31, 2011	$574,964	$72,752	$2,308	$650,024

Currency translation	2	(4,267)	(165)	(4,430)
Current period acquisitions (see Note 9)	8,021	—	—	8,021
Prior period acquisitions (see Note 9)	3,570	—	—	3,570
Impairment loss [1]	(277,364)	(40,433)	—	(317,797)

Goodwill (gross) at December 31, 2011	$586,557	$68,485	$2,143	$657,185
Accumulated impairment losses at December 31, 2011	(277,364)	(40,433)	—	(317,797)
Goodwill (net) at December 31, 2011	$309,193	$28,052	$2,143	$339,388
1 The goodwill impairment loss of $277,364 in North America includes $232 of impairment loss that is recorded in North America but relates to Europe.

As previously disclosed, the Company, after consultation by Management with the Audit Committee of the Board of Directors, recorded a non-cash, pre-tax goodwill impairment charge of $317,797 during the third quarter of Fiscal 2012 as a result of its annual goodwill assessment conducted as of October 1, 2011. The Company does not expect the impairment charge to impact its business operations, compliance with debt covenants or future cash flows, or to result in any current or future cash expenditures.

Beginning in 1998 and continuing through the present time, the Company has pursued a strategy to expand its technical capabilities and geographic footprint to include Data Infrastructure and Voice Communications solutions in North America and Data Infrastructure solutions in Europe by acquiring over one hundred companies that resulted in recording goodwill on its balance sheet. The North America and Europe reporting units continue to operate profitably and generate positive cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2012 and beyond. However, the current fair value, derived from a discounted cash flow model, of the North America and Europe reporting units do not support the book value of goodwill recorded from those acquisitions. The primary factors contributing to the difference in fair value to book value were an increased weighted-average cost of capital for North America (primarily driven by an increase in the risk premium associated with the Company's industry segment relative to a control group) and lower profitability as a result of competitive market conditions for both North America and Europe.

In determining the impairment charge, the implied fair value of the reporting unit goodwill was compared to the carrying amount of the goodwill. The implied fair value of reporting unit goodwill was determined as the residual between the fair value of the reporting unit and the fair value of its assets (including any unrecognized intangible assets) and liabilities as of the annual goodwill assessment date.

At December 31, 2011, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2012 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.

Future events that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company's overall business, (iii) significant negative industry or economic trends, (iv) a decline in market capitalization below book value and (v) a modification to the Company's reporting segments. Management is currently considering alternative reporting segments for the purpose of making operational decisions and assessing financial performance. This contemplated change in reporting segments would affect the reporting units currently being used in the Company's annual goodwill impairment assessment. Any such change could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.

Note 5: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class for the periods presented:

	December 31, 2011			March 31, 2011
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$11,785	$9,852	$1,933	$10,660	$9,332	$1,328
Customer relationships	130,890	44,125	86,765	126,367	35,301	91,066
Acquired backlog	17,349	17,349	—	17,349	17,349	—
Total	$160,024	$71,326	$88,698	$154,376	$61,982	$92,394
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$196,016	$79,579	$116,437	$190,368	$70,235	$120,133

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts of intangible assets for the periods presented:

	Trademarks	Non-Competes and Backlog	Customer Relationships	Total
Balance at March 31, 2011	$27,739	$1,328	$91,066	$120,133
Amortization expense	—	(660)	(8,824)	(9,484)
Currency translation	—	(1)	—	(1)
Current period acquisitions (see Note 9)	—	1,266	4,523	5,789
Balance at December 31, 2011	$27,739	$1,933	$86,765	$116,437

Intangibles amortization was $3,249 and $2,901 for the three (3) months ended December 31, 2011 and 2010, respectively, and $9,484 and $9,061 for the nine (9) months ended December 31, 2011 and 2010, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2011 and 2010.

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2012, each of the succeeding four (4) fiscal years and the periods thereafter. These estimates are based on the carrying amounts of intangible assets as of December 31, 2011 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal
2012	$3,196
2013	11,966
2014	10,785
2015	9,646
2016	9,375
Thereafter	43,730
Total	$88,698

Note 6: Indebtedness

The Company’s Long-term debt consists of the following:

	December 31, 2011	March 31, 2011
Revolving credit agreement	$173,560	$180,646
Other	656	1,213
Total debt	$174,216	$181,859
Less: current portion (included in Other liabilities)	(481)	(732)
Long-term debt	$173,735	$181,127

Revolving Credit Agreement
On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the "Credit Agreement"). The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2011, the Company was in compliance with all financial covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended December 31, 2011 was $214,045, $203,457 and 1.1%, respectively, compared to $222,000, $212,871 and 1.2%, respectively, for the three (3) months ended December 31, 2010. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine (9) months ended December 31, 2011 was $216,180, $195,604 and 1.1%, respectively, compared to $237,255, $219,389 and 1.3%, respectively, for the nine (9) months ended December 31, 2010.

Unused available borrowings
As of December 31, 2011, the Company had $4,606 outstanding in letters of credit and $171,834 in unused commitments under the Credit Agreement.

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

Foreign currency contracts
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the period-end date. Adjustments resulting from these translations are recorded in Accumulated Other Comprehensive Income ("AOCI") within the Company’s Consolidated Balance Sheets and will be included in income upon sale or liquidation of the foreign investment. As of December 31, 2011, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $56,533 and will expire within twelve (12) months. There was no hedge ineffectiveness during Fiscal 2012 or Fiscal 2011.

Interest-rate Swaps
On May 24, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2006, that is based on a 3-month LIBOR rate versus a 5.44% fixed rate and has a notional value of $100,000 (which reduced to $50,000 as of July 26, 2009 and terminated on July 26, 2011). On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that is based on a 3-month LIBOR rate versus a 2.28% fixed rate and has a notional value of $100,000 (which reduced to $50,000 on July 27, 2011). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that is based on a 3-month LIBOR rate versus a 0.58% fixed rate and has a notional value of $75,000. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a 3-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. As of December 31, 2011, $125,000 of the total variable debt outstanding under the Credit Agreement was effectively converted to a fixed-rate through the interest rate swaps noted above. Each interest-rate swap discussed above does not qualify for hedge accounting and is, together with the other interest-rate swaps discussed above, collectively hereinafter referred to as the "interest-rate swaps."

The following tables detail the effect of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations for the periods presented:

		Asset Derivatives		Liability Derivatives
	Classification	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)	$—	$—	$2,672	$278
Foreign currency contracts	Other assets (current)	$215	$1,919	$—	$—
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (current)	$—	$—	$1,502	$2,303

		Three (3) months ended		Nine (9) months ended
		December 31		December 31
	Classification	2011	2010	2011	2010
Derivatives designated as hedging instruments
Gain (loss) recognized in Comprehensive income on (effective portion) – net of taxes	Other comprehensive income	$(230)	$360	$(57)	$(92)
(Gain) loss reclassified from AOCI into income (effective portion) – net of taxes	Selling, general & administrative expenses	$(102)	$89	$110	$407
Derivatives not designated as hedging instruments
Gain (loss) recognized in income	Interest expense (income), net	$(715)	$1,074	$801	$1,920

Note 8: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$215	$—	$215

	Liabilities at Fair Value as of
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$2,672	$—	$2,672
Interest-rate swaps	—	1,502	—	1,502
Total	$—	$4,174	$—	$4,174

Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill. As disclosed in Note 9, the Company completed an acquisition during the nine (9) months ended December 31, 2011 which included operating assets, liabilities and certain intangible assets. The Company utilized level 2 and level 3 inputs to measure the fair value of these items. As disclosed in Note 4, the Company reduced the book value of Goodwill to fair value. The Company utilized level 3 inputs to measure the fair value of Goodwill.

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

The fair values of assets acquired and liabilities assumed for PS Tech are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but additional information not yet available is necessary to finalize those fair values. Thus, the provisional measurements of fair value are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date.

The results of operations of PS Tech and Logos are included within the Company’s Consolidated Statements of Operations beginning on the acquisition date.

Note 10: Income Taxes

The Company's benefit for income taxes was $14,101, an effective tax rate of 4.7% on loss before benefit for income taxes of $297,544, and provision for income taxes was $8,528, an effective tax rate of 38.0% on income before provision for income taxes of $22,438, for the three (3) months ended December 31, 2011 and 2010, respectively, and benefit for income taxes was $1,655, an effective tax rate of 0.6% on loss before benefit for income taxes of $260,631, and provision for income taxes was $24,887, an effective tax rate of 38.0% on income before provision for income taxes of $65,491, for the nine (9) months ended December 31, 2011 and 2010, respectively. The effective rate for the nine (9) months ended December 31, 2011 of 0.6% differs from the federal statutory rate primarily due to $262,703 of non-deductible goodwill impairment loss (see Note 4) and a $1,579 reduction in the Company's income taxes related to an agreement with the Internal Revenue Service ("IRS") in the second quarter of Fiscal 2012 to conclude the previously-disclosed IRS audit for Fiscal 2007 through Fiscal 2010.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discreet items (see above for non-deductibility of goodwill and for the $1,579 income tax reduction during the second quarter of Fiscal 2012 related to a previously-disclosed IRS audit) for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Fiscal 2007 through Fiscal 2010 remain open to examination by state and foreign taxing jurisdictions.

Note 11: Stock-based Compensation

In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan") which replaces the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of December 31, 2011, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 2,822,824 shares of common stock, par value $.001 per share (the "common stock").

The Company recognized stock-based compensation expense of $2,087 and $2,493 for the three (3) months ended December 31, 2011 and 2010, respectively, $7,505 and $7,999 for the nine (9) months ended December 31, 2011 and 2010, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $766 and $911 for the three (3) months ended December 31, 2011 and 2010, respectively, and $2,754 and $2,925 for the nine (9) months ended December 31, 2011 and 2010, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

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

	Nine (9) months ended
	December 31
	2011	2010
Expected life (in years)	4.8	4.9
Risk free interest rate	1.7%	2.3%
Annual forfeiture rate	2.1%	2.1%
Volatility	45.3%	41.4%
Dividend yield	0.7%	0.8%

The following table summarizes the Company’s stock option activity for the period presented and as of December 31, 2011:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2011	2,901	$35.65
Granted	180	32.39
Exercised	—	—
Forfeited or expired	(236)	41.64
Outstanding at December 31, 2011	2,845	$34.94	5.0	$—
Exercisable at December 31, 2011	2,453	$35.35	4.4	$—

The weighted-average grant-date fair value of options granted during the nine (9) months ended December 31, 2011 and 2010 was $12.42 and $11.69, respectively. The total intrinsic value of options exercised during the nine (9) months ended December 31, 2011 and 2010 was $0 and $1,035, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on December 30, 2011 of $28.04.

The following table summarizes certain information regarding the Company’s non-vested stock options for the period presented:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Non-vested at March 31, 2011	690	$10.32
Granted	180	12.42
Forfeited	—	—
Vested	(478)	9.62
Non-vested at December 31, 2011	392	$12.14

As of December 31, 2011, there was $3,150 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and generally vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity for the period presented:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2011	248	$29.97
Granted	163	32.39
Vested	(118)	30.19
Forfeited	(8)	31.08
Outstanding at December 31, 2011	285	$31.23

The total fair value of shares that vested during the nine (9) months ended December 31, 2011 and 2010 was $3,553 and $1,985, respectively.

As of December 31, 2011, there was $5,868 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.7 years.

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

	Nine (9) months ended
	December 31
	2011	2010
Expected Volatility	50.8%	52.3%
Risk free interest rate	0.9%	1.4%
Dividend yield	0.7%	0.8%

The following table summarizes the Company’s performance share award activity for the period presented:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2011	179	$33.13
Granted	110	34.15
Vested	(52)	30.87
Forfeited	(50)	35.23
Outstanding at December 31, 2011	187	$33.77

The total fair value of shares that vested during the nine (9) months ended December 31, 2011 and 2010 was $1,679 and $0, respectively.

As of December 31, 2011, there was $3,805 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 2.0 years.

Note 12: Earnings (loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended		Nine (9) months ended
	December 31		December 31
	2011	2010	2011	2010
Net income (loss)	$(283,443)	$13,910	$(258,976)	$40,604
Weighted-average common shares outstanding (basic)	17,581	17,703	17,806	17,611
Effect of dilutive securities from equity awards	—	237	—	64
Weighted-average common shares outstanding (diluted)	17,581	17,940	17,806	17,675
Basic earnings (loss) per common share	$(16.12)	$0.79	$(14.54)	$2.31
Dilutive earnings (loss) per common share	$(16.12)	$0.78	$(14.54)	$2.30

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,957,843 and 1,229,978 non-dilutive equity awards outstanding for the three (3) months ended December 31, 2011 and 2010, respectively, and 3,055,342 and 1,239,231 non-dilutive equity awards outstanding for the nine (9) months ended December 31, 2011 and 2010, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Comprehensive income (loss) and AOCI

The following table details the computation of comprehensive income (loss) for the periods presented:

	Three (3) months ended		Nine (9) months ended
	December 31		December 31
	2011	2010	2011	2010
Net income (loss)	$(283,443)	$13,910	$(258,976)	$40,604
Foreign currency translation adjustment	(2,207)	(2,087)	(9,930)	3,849
Derivative instruments (net of tax)
Net change in fair value of cash flow hedging instruments (net of tax)	(230)	360	(57)	(92)
Amounts reclassified into results of operations	(102)	89	110	407
Pension (net of tax)
Unrealized gain (loss)	5	4	12	17
Amounts reclassified into results of operations	78	35	200	105
Other comprehensive income (loss)	$(2,456)	$(1,599)	$(9,665)	$4,286
Comprehensive income (loss)	$(285,899)	$12,311	$(268,641)	$44,890

The components of AOCI consisted of the following for the periods presented:

	December 31, 2011	March 31, 2011
Foreign currency translation adjustment	$13,984	$23,914
Unrealized gains (losses) on derivatives designated and qualified as cash flow hedges	(111)	(164)
Unrecognized gain (losses) on defined benefit pension	(4,015)	(4,227)
Accumulated other comprehensive income	$9,858	$19,523

Note 14: Segment Reporting

Management reviews financial information for the consolidated Company accompanied by disaggregated information on revenues, operating income (loss) and assets by geographic region for the purpose of making operational decisions and assessing financial performance. Additionally, Management is presented with and reviews revenues and gross profit by service type. The accounting policies of the individual operating segments are the same as those of the Company.

The following table presents financial information about the Company’s reportable segments by geographic region for the periods presented:

	Three (3) months ended		Nine (9) months ended
	December 31		December 31
	2011	2010	2011	2010
North America
Revenues	$239,056	$239,455	$723,850	$710,479
Operating income (loss) [1]	(259,494)	18,749	(227,192)	58,600
Depreciation	1,171	1,350	3,712	4,240
Intangibles amortization	3,238	2,890	9,450	9,028
Assets (as of December 31)	836,001	1,070,513	836,001	1,070,513
Europe
Revenues	$27,179	$27,446	$80,016	$75,186
Operating income (loss) [2]	(37,298)	2,851	(32,181)	6,340
Depreciation	93	90	282	261
Intangibles amortization	9	9	29	28
Assets (as of December 31)	77,750	134,236	77,750	134,236
All Other
Revenues	$9,704	$9,778	$27,670	$27,534
Operating income	1,415	1,855	3,308	4,935
Depreciation	34	35	103	110
Intangibles amortization	2	2	5	5
Assets (as of December 31)	27,888	27,905	27,888	27,905
1 Includes goodwill impairment loss of $277,132 recorded during the third quarter of Fiscal 2012.
2 Includes goodwill impairment loss of $40,665 recorded during the third quarter of Fiscal 2012.

The sum of the segment revenues, operating income (loss), depreciation and intangibles amortization equals the consolidated revenues, operating income (loss), depreciation and intangibles amortization. The following table reconciles segment assets to total consolidated assets as of December 31, 2011 and 2010:

	December 31
	2011	2010
Segment assets for North America, Europe and All Other	$941,639	$1,232,654
Corporate eliminations	(52,463)	(57,940)
Total consolidated assets	$889,176	$1,174,714

The following table presents financial information about the Company by service type for the periods presented:

	Three (3) months ended		Nine (9) months ended
	December 31		December 31
	2011	2010	2011	2010
Data Infrastructure
Revenues	$58,326	$62,890	$186,998	$170,836
Gross profit	14,550	15,427	46,110	43,853
Voice Communications
Revenues	$166,234	$164,244	$495,111	$500,354
Gross profit	51,472	52,667	151,238	161,347
Technology Products
Revenues	$51,379	$49,545	$149,427	$142,009
Gross profit	22,291	22,558	66,412	65,186

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

Note 16: Stockholder's Equity

Dividends
The following table presents information about the Company's dividend program for the periods presented:

Period	Record Date	Payment Date	Rate	Aggregate Value
3Q12	December 30, 2011	January 12, 2012	$0.07	$1,224
2Q12	September 30, 2011	October 13, 2011	$0.07	$1,238
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,263
3Q11	December 31, 2010	January 14, 2011	$0.06	$1,066
2Q11	October 1, 2010	October 15, 2010	$0.06	$1,057
1Q11	July 2, 2010	July 19, 2010	$0.06	$1,056

While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases for the periods presented:

	Three (3) months ended		Nine (9) months ended
	December 31		December 31
	2011	2010	2011	2010
Common stock purchased	200,000	28	606,978	16,516
Aggregate purchase price	$5,479	$1	$15,292	$483
Average purchase price	$27.40	$36.07	$25.19	$29.27

During the first quarter of Fiscal 2012, the Company made tax payments of $1,521 and withheld 45,778 shares of common stock, which were designated as treasury shares, at an average price per share of $33.22, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2011 of certain restricted stock units and performance shares. During the first quarter of Fiscal 2011, the Company made tax payments of $482 and withheld 16,488 shares of common stock, which were designated as treasury shares, at an average price per share of $29.26, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2010 of certain restricted stock units.

Since the inception of the repurchase program in April 1999 through December 31, 2011, the Company has repurchased 8,187,479 shares of common stock for an aggregate purchase price of $336,869, or an average purchase price per share of $41.14. These shares do not include the treasury shares withheld for tax payments resulting from the vesting in May 2011 and May 2010 of certain restricted stock units and performance shares. As of December 31, 2011, 312,521 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis for the three (3) and nine (9) months ended December 31, 2011 and 2010 as set forth below in this Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2011 (the "Form 10-K"). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of December 31, 2011 and 2010 were December 31, 2011 and January 1, 2011, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 of the year referenced. All dollar amounts are presented in thousands, except per share amounts, unless otherwise noted.

The Company
Black Box is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of December 31, 2011, the Company had more than 3,000 professional technical experts in 198 offices serving more than 175,000 clients in 141 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

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
There is and has been a trend toward convergence of voice and data networks, in each of which the Company has technical expertise which the Company believes is a competitive advantage. Both the Voice Communications and Data Infrastructure businesses generate backlog. At December 31, 2011, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $196,279 and relates primarily to Voice Communications and Data Infrastructure.
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
Management is presented with and reviews revenues and operating income (loss) by geographical segment. In addition, revenues and gross profit information by service type are provided herein for purposes of further analysis.
The Company targets strategic acquisitions which will deepen its capabilities and expand market opportunity. The Company has completed two (2) strategic acquisitions from April 1, 2010 through December 31, 2011 that had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Communications for the periods under review. During Fiscal 2012, the Company acquired PS Technologies, LLC ("PS Tech") which is its first acquisition in the rapidly growing enterprise video communications market. During Fiscal 2011, the Company acquired LOGOS Communications Systems, Inc. ("Logos"), a silver certified Cisco partner with advanced specializations in unified communications, wireless LAN, routing and switching and security. The acquisitions noted above are collectively referred to as the "Acquired Companies." The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Operations beginning on its acquisition date.

The Company incurs certain expenses such as the amortization of intangible assets on acquisitions, goodwill impairment and the change in fair value of the interest-rate swaps that it excludes when evaluating the continuing operations of the Company. The following table summarizes those expenses and the impact on Operating income (loss) and Income (loss) before provision (benefit) for income taxes for the periods presented:

	Three (3) months ended		Nine (9) months ended
	December 31 and January 1		December 31 and January 1
	2011	2011	2011	2011
Amortization of intangible assets on acquisitions	$3,238	$2,890	$9,450	$9,028
Goodwill impairment	317,797	—	317,797	—
Impact on Operating income (loss)	$(321,035)	$(2,890)	$(327,247)	$(9,028)
Change in fair value of the interest-rate swaps	715	(1,074)	(801)	(1,920)
Impact on Income (loss) before provision (benefit) for income taxes	$(321,750)	$(1,816)	$(326,446)	$(7,108)

The following table provides information on Revenues and Operating income (loss) by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended				Nine (9) months ended
	December 31				December 31
	2011		2010		2011		2010
	$	% of total revenue	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
North America	$239,056	86.7%	$239,455	86.6%	$723,850	87.1%	$710,479	87.4%
Europe	27,179	9.8%	27,446	9.9%	80,016	9.6%	75,186	9.2%
All Other	9,704	3.5%	9,778	3.5%	27,670	3.3%	27,534	3.4%
Total	$275,939	100%	$276,679	100%	$831,536	100%	$813,199	100%
Operating income (loss)
North America [1]	$(259,494)		$18,749		$(227,192)		$58,600
% of North America revenues	(108.5)%		7.8%		(31.4)%		8.2%
Europe [2]	$(37,298)		$2,851		$(32,181)		$6,340
% of Europe revenues	(137.2)%		10.4%		(40.2)%		8.4%
All Other	$1,415		$1,855		$3,308		$4,935
% of All Other revenues	14.6%		19.0%		12.0%		17.9%
Total	$(295,377)	(107)%	$23,455	8.5%	$(256,065)	(30.8)%	$69,875	8.6%
1 Includes goodwill impairment loss of $277,132 recorded during the third quarter of Fiscal 2012.
2 Includes goodwill impairment loss of $40,665 recorded during the third quarter of Fiscal 2012.

The following table provides information on Revenues and Gross profit by service type (Data Infrastructure, Voice Communications and Technology Products). The table below should be read in conjunction with the following discussions.

	Three (3) months ended				Nine (9) months ended
	December 31				December 31
	2011		2010		2011		2010
	$	% of total revenue	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
Data Infrastructure	$58,326	21.1%	$62,890	22.7%	$186,998	22.5%	$170,836	21.0%
Voice Communications	166,234	60.3%	164,244	59.4%	495,111	59.5%	500,354	61.5%
Technology Products	51,379	18.6%	49,545	17.9%	149,427	18.0%	142,009	17.5%
Total	$275,939	100%	$276,679	100%	$831,536	100%	$813,199	100%
Gross profit
Data Infrastructure	$14,550		$15,427		$46,110		$43,853
% of Data Infrastructure revenues	24.9%		24.5%		24.7%		25.7%
Voice Communications	$51,472		$52,667		$151,238		$161,347
% of Voice Communications revenues	31.0%		32.1%		30.5%		32.2%
Technology Products	$22,291		$22,558		$66,412		$65,186
% of Technology Products revenues	43.4%		45.5%		44.4%		45.9%
Total	$88,313	32.0%	$90,652	32.8%	$263,760	31.7%	$270,386	33.2%

Three (3) months ended December 31, 2011 ("3Q12") compared to three (3) months ended December 31, 2010 ("3Q11"):

Total Revenues
Total revenues for 3Q12 were $275,939, relatively comparable to total revenues for 3Q11 of $276,679. The Acquired Companies contributed incremental revenue of $26,003 and $4,323 for 3Q12 and 3Q11, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $162 in 3Q12 relative to the U.S. dollar, total revenues would have decreased 8% from $272,356 in 3Q11 to $249,774 in 3Q12 for the reasons discussed below.

Revenues by Geography
North America
Revenues in North America for 3Q12 were $239,056, relatively comparable to revenues for 3Q11 of $239,455. The Acquired Companies contributed incremental revenue of $26,003 and $4,323 for 3Q12 and 3Q11, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $68 in 3Q12 relative to the U.S. dollar, North American revenues would have decreased 9% from $235,132 in 3Q11 to $213,121 in 3Q12. The Company believes that this decrease is primarily due to decreased activity for Voice Communications within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation and for Data Infrastructure within the business services and financial services revenue verticals partially offset by a general increase in activity for Technology Products primarily due to strategic pricing initiatives.
Europe
Revenues in Europe for 3Q12 were $27,179, a decrease of 1% compared to revenues for 3Q11 of $27,446. Excluding the positive exchange rate impact of $59 in 3Q12 relative to the U.S. dollar, European revenues would have decreased 1% from $27,446 in 3Q11 to $27,120 in 3Q12. The Company believes this decrease is primarily due a nonrecurring order completed during Fiscal 2011 for its Technology Products within the business services revenue vertical partially offset by a general increase in activity for Technology Products along with relatively comparable activity for Data Infrastructure.

All Other
Revenues for All Other for 3Q12 were $9,704, a decrease of 1% compared to revenues for 3Q11 of $9,778. Excluding the positive exchange rate impact of $171 in 3Q12 relative to the U.S. dollar, All Other revenues would have decreased 3% from $9,778 in 3Q11 to $9,533 in 3Q12.

Revenue by Service Type
Data Infrastructure
Revenues from Data Infrastructure for 3Q12 were $58,326, a decrease of 7% compared to revenues for 3Q11 of $62,890. Excluding the negative exchange rate impact of $56 in 3Q12 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have decreased 7% from $62,890 in 3Q11 to $58,382 in 3Q12. The Company believes that this decrease is primarily due to decreased activity in North America within the business services and financial services revenue verticals partially offset by an increase in activity for both end-user and indirect sales in North America within the manufacturing revenue vertical which is a result of strategic pricing initiatives designed to grow revenues and further penetrate this market along with relatively comparable activity in Europe.
Voice Communications
Revenues from Voice Communications for 3Q12 were $166,234, an increase of 1% compared to revenues for 3Q11 of $164,244. The Acquired Companies contributed incremental revenue of $26,003 and $4,323 for 3Q12 and 3Q11, respectively. Excluding the effects of the acquisitions, Voice Communications revenues would have decreased 12% from $159,921 in 3Q11 to $140,231 in 3Q12. The Company believes that this decrease is primarily due to decreased activity within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation. There was no exchange rate impact on Voice Communications revenues as all of the Company’s Voice Communications revenues are denominated in U.S. dollars.
Technology Products
Revenues from Technology Products for 3Q12 were $51,379, an increase of 4% compared to revenues for 3Q11 of $49,545. Excluding the positive exchange rate impact of $218 in 3Q12 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have increased 3% from $49,545 in 3Q11 to $51,161 in 3Q12. The Company believes this increase is primarily due to a general increase in activity in North America (primarily due to strategic pricing initiatives) and Europe partially offset by decreased activity due a nonrecurring order completed during Fiscal 2011 in Europe.

Gross profit
Gross profit for 3Q12 was $88,313, a decrease of 3% compared to gross profit for 3Q11 of $90,652. Gross profit as a percent of revenues for 3Q12 was 32.0%, a decrease of 0.8% compared to Gross profit as a percentage of revenues for 3Q11 of 32.8%. The Company believes the percent decrease was due primarily to overall service type mix, strategic pricing initiatives for Voice Communications and Technology Products partially offset by a percent increase for Data Infrastructure primarily due to the completion, in Fiscal 2011, of several strategic lower margin projects. The dollar decrease is primarily due to decrease in gross profit as a percentage of revenues.
Gross profit for Data Infrastructure for 3Q12 was $14,550, or 24.9% of revenues, compared to gross profit for 3Q11 of $15,427, or 24.5% of revenues. Gross profit for Voice Communications for 3Q12 was $51,472, or 31.0% of revenues, compared to gross profit for 3Q11 of $52,667, or 32.1% of revenues. Gross profit for Technology Products for 3Q12 was $22,291, or 43.4% of revenues, compared to gross profit for 3Q11 of $22,558, or 45.5% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 3Q12 were $62,644, a decrease of 3% compared to Selling, general & administrative expenses for 3Q11 of $64,296. Selling, general & administrative expenses as a percent of revenues for 3Q12 were 22.7%, a decrease of 0.5% compared to Selling, general & administrative expenses as a percent of revenues for 3Q11 of 23.2%. The decrease in Selling, general & administrative expenses was primarily due to the impact of the Company's continued effort to provide an efficient cost structure and a decrease in variable insurance costs of $530 and stock-based compensation of $406, partially offset by additional operating expenses for the Acquired Companies of $1,991. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to lower Selling, general & administrative expenses as a percent of revenue from the Acquired Companies and the decreases in variable insurance costs and stock-based compensation discussed above.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Many of these expenses do not change significantly with changes in revenue.

Goodwill impairment loss
Goodwill impairment loss for 3Q12 was $317,797 compared to Goodwill impairment loss for 3Q11 of $0. See "Valuation of Goodwill" below for additional information.

Intangibles amortization
Intangibles amortization for 3Q12 was $3,249, an increase of 12% compared to Intangibles amortization for 3Q11 of $2,901.

Operating income (loss)
As a result of the foregoing, Operating loss for 3Q12 was $295,377 compared to Operating income for 3Q11 of $23,455.

Interest expense (income), net
Net interest expense for 3Q12 was $1,856, an increase of 81% compared to net interest expense for 3Q11 of $1,028. Net interest expense as a percent of revenues for 3Q12 was 0.7%, an increase of 0.3% compared to Net interest expense as a percent of revenues for 3Q11 of 0.4%. The Company’s interest-rate swaps contributed a loss of $715 and a gain of $1,074 for 3Q12 and 3Q11, respectively, due to the change in fair value.

Excluding interest-rate swaps described above, the decrease in net interest expense is due to decreases in the weighted-average interest rate from 1.2% for 3Q11 to 1.1% for 3Q12 and in the weighted-average outstanding debt from $212,871 for 3Q11 to $203,457 for 3Q12. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.

Provision (benefit) for income taxes
The tax benefit for 3Q12 was $14,101, an effective tax rate of 4.7%. This compares to the tax provision for 3Q11 of $8,528, an effective tax rate of 38.0%. The tax rate for 3Q12 was lower than 3Q11 primarily due to $262,703 of non-deductible goodwill impairment loss (see "Valuation of Goodwill" below for additional information). The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income (loss)
As a result of the foregoing, Net loss for 3Q12 was $283,443 compared to Net income for 3Q11 of $13,910.

Nine (9) months ended December 31, 2011 ("3QYTD12") compared to nine (9) months ended December 31, 2010 ("3QYTD11"):

Total Revenues
Total revenues for 3QYTD12 were $831,536, an increase of 2% compared to total revenues for 3QYTD11 of $813,199. The Acquired Companies contributed incremental revenue of $58,184 and $4,323 for 3QYTD12 and 3QYTD11, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $7,418 in 3QYTD12 relative to the U.S. dollar, total revenues would have decreased 5% from $808,876 in 3QYTD11 to $765,934 in 3QYTD12 for the reasons discussed below.

Revenues by Geography
North America
Revenues in North America for 3QYTD12 were $723,850, an increase of 2% compared to revenues for 3QYTD11 of $710,479. The Acquired Companies contributed incremental revenue of $58,184 and $4,323 for 3QYTD12 and 3QYTD11, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $780 in 3QYTD12 relative to the U.S. dollar, North American revenues would have decreased 6% from $706,156 in 3QYTD11 to $664,886 in 3QYTD12. The Company believes that this decrease is primarily due to decreased activity for Voice Communications within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation partially offset by increased activity for both end-user and indirect sales of Data Infrastructure within the business services, financial services, retail and manufacturing revenue verticals which is a result of strategic pricing initiatives designed to grow revenues and further penetrate its markets and a general increase in activity for Technology Products primarily due to strategic pricing initiatives.
Europe
Revenues in Europe for 3QYTD12 were $80,016, an increase of 6% compared to revenues for 3QYTD11 of $75,186. Excluding the positive exchange rate impact of $5,192 in 3QYTD12 relative to the U.S. dollar, European revenues would have been comparable at $75,186 in 3QYTD11 and $74,824 in 3QYTD12. Data Infrastructure and Technology Products activity is relatively comparable period over period.

All Other
Revenues for All Other for 3QYTD12 were $27,670, relatively comparable to revenues for 3QYTD11 of $27,534. Excluding the positive exchange rate impact of $1,446 in 3QYTD12 relative to the U.S. dollar, All Other revenues would have decreased 5% from $27,534 in 3QYTD11 to $26,224 in 3QYTD12.

Revenue by Service Type
Data Infrastructure
Revenues from Data Infrastructure for 3QYTD12 were $186,998, an increase of 9% compared to revenues for 3QYTD11 of $170,836. Excluding the positive exchange rate impact of $2,323 in 3QYTD12 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have increased 8% from $170,836 in 3QYTD11 to $184,675 in 3QYTD12. The Company believes that this increase is primarily due to increased activity for both end-user and indirect sales in North America within the business services, financial services, retail and manufacturing revenue verticals which is a result of strategic pricing initiatives designed to grow revenues and further penetrate this market and a general increase in activity in Europe.
Voice Communications
Revenues from Voice Communications for 3QYTD12 were $495,111, a decrease of 1% compared to revenues for 3QYTD11 of $500,354. The Acquired Companies contributed incremental revenue of $58,184 and $4,323 for 3QYTD12 and 3QYTD11, respectively. Excluding the effects of the acquisitions, Voice Communications revenues would have decreased 12% from $496,031 in 3QYTD11 to $436,927 in 3QYTD12. The Company believes that this decrease is primarily due to decreased activity within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation. There was no exchange rate impact on Voice Communications revenues as all of the Company’s Voice Communications revenues are denominated in U.S. dollars.
Technology Products
Revenues from Technology Products for 3QYTD12 were $149,427, an increase of 5% compared to revenues for 3QYTD11 of $142,009. Excluding the positive exchange rate impact of $5,095 in 3QYTD12 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have increased 2% from $142,009 in 3QYTD11 to $144,332 in 3QYTD12. The Company believes this increase is primarily due to a general increase in activity in North America primarily due to strategic pricing initiatives along with relatively comparable activity in Europe.

Gross profit
Gross profit for 3QYTD12 was $263,760, a decrease of 3% compared to gross profit for 3QYTD11 of $270,386. Gross profit as a percent of revenues for 3QYTD12 was 31.7%, a decrease of 1.5% compared to Gross profit as a percentage of revenues for 3QYTD11 of 33.2%. The Company believes the percent decrease was due primarily to overall service type mix, strategic pricing initiatives for Voice Communications, Data Infrastructure and Technology Products and product mix and increased product costs for Technology Products. The dollar decrease is primarily due to decrease in gross profit as a percentage of revenues.

Gross profit for Data Infrastructure for 3QYTD12 was $46,110, or 24.7% of revenues, compared to gross profit for 3QYTD11 of $43,853, or 25.7% of revenues. Gross profit for Voice Communications for 3QYTD12 was $151,238, or 30.5% of revenues, compared to gross profit for 3QYTD11 of $161,347, or 32.2% of revenues. Gross profit for Technology Products for 3QYTD12 was $66,412, or 44.4% of revenues, compared to gross profit for 3QYTD11 of $65,186, or 45.9% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 3QYTD12 were $192,544, an increase of 1% compared to Selling, general & administrative expenses for 3QYTD11 of $191,450. Selling, general & administrative expenses as a percent of revenues for 3QYTD12 were 23.2%, a decrease of 0.3% compared to Selling, general & administrative expenses as a percent of revenues for 3QYTD11 of 23.5%. The increase in Selling, general & administrative expenses was primarily due to additional operating expenses for the Acquired Companies of approximately $5,573 partially offset by the impact of the Company's continued effort to provide an efficient cost structure and a decrease in variable insurance costs of $684 and stock-based compensation of $494. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to disproportionate Selling, general & administrative expenses as a percent of revenue from the Acquired Companies.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Many of these expenses do not change significantly with changes in revenue.

Goodwill impairment loss
Goodwill impairment loss for 3QYTD12 was $317,797 compared to Goodwill impairment loss for 3QYTD11 of $0. See "Valuation of Goodwill" below for additional information.

Intangibles amortization
Intangibles amortization for 3QYTD12 was $9,484, an increase of 5% compared to Intangibles amortization for 3QYTD11 of $9,061.

Operating income (loss)
As a result of the foregoing, Operating loss for 3QYTD12 was $256,065, compared to Operating income for 3QYTD11 of $69,875.

Interest expense (income), net
Net interest expense for 3QYTD12 was $3,690, a decrease of 17% compared to net interest expense for 3QYTD11 of $4,460. Net interest expense as a percent of revenues for 3QYTD12 was 0.4%, a decrease of 0.1% compared to Net interest expense as a percent of revenues for 3QYTD11 of 0.5%. The Company’s interest-rate swaps contributed gains of $801 and $1,920 for 3QYTD12 and 3QYTD11, respectively, due to the change in fair value.

Excluding interest-rate swaps described above, the decrease in net interest expense is due to decreases in the weighted-average interest rate from 1.3% for 3QYTD11 to 1.1% for 3QYTD12 and in the weighted-average outstanding debt from $219,389 for 3QYTD11 to $195,604 for 3QYTD12. The decrease in the weighted-average interest rate is due primarily to the overall decline in short-term interest rates.

Provision (benefit) for income taxes
The tax benefit for 3QYTD12 was $1,655, an effective tax rate of 0.6%. This compares to the tax provision for 3QYTD11 of $24,887, an effective tax rate of 38.0%. The tax rate for 3QYTD12 was lower than 3QYTD11 primarily due to $262,703 of non-deductible goodwill impairment loss (see "Valuation of Goodwill" below for additional information) and a reduction in reserves related to the settlement of an Internal Revenue Service audit for Fiscal 2007 through Fiscal 2010. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income (loss)
As a result of the foregoing, Net loss for 3QYTD12 was $258,976 compared to Net income for 3QYTD11 of $40,604.

Liquidity and Capital Resources

Operating Activities
Net cash provided by operating activities during 3QYTD12 was $43,874. Significant factors contributing to the cash inflow were: net loss of $258,976 inclusive of non-cash charges of $13,581, $7,505, and $317,797 for amortization/depreciation expense, stock compensation expense and impairment loss, respectively, as well as, an increase in trade accounts payable of $8,187 and accrued taxes and accrued expenses of $4,357 and $3,857, respectively. Significant factors contributing to the cash outflow were: non-cash charges of $22,597 for deferred taxes, as well as increases in inventory and trade accounts receivable of $9,848 and $11,173, respectively, as well as decreases in accrued compensation and other liabilities of $6,531 and $3,301, respectively. Changes in the above accounts are based on average Fiscal 2012 exchange rates.

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

As of December 31, 2011 and 2010, the Company had Cash and cash equivalents of $25,459 and $27,960, respectively, working capital of $169,693 and $159,656, respectively, and a current ratio of 1.8 and 1.7, respectively.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next twelve (12) months.

Investing Activities
Net cash used for investing activities during 3QYTD12 was $19,914. Significant factors contributing to the cash outflow were: $15,128 for acquisitions during the period and $4,786 for gross capital expenditures.

Net cash used for investing activities during 3QYTD11 was $17,448. Significant factors contributing to the cash outflow were: $14,640 for acquisitions during the period and $2,906 for gross capital expenditures.

Financing Activities
Net cash used for financing activities during 3QYTD12 was $26,532. Significant factors contributing to the cash outflow were: $15,292 for the purchase of treasury stock (including $1,521 for the purchase of treasury stock related to the vesting in May 2011 of certain restricted stock units and performance shares), $7,666 of net payments on long-term debt and $3,574 for the payment of dividends.

Net cash used for financing activities during 3QYTD11 was $12,458. Significant factors contributing to the cash outflow were: $12,821 of net payments on long-term debt and $3,166 for the payment of dividends. Significant factors contributing to the cash inflow were $4,712 of proceeds from the exercise of employee stock options.

Total Debt
Revolving Credit Agreement – On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the "Credit Agreement"). The Credit Agreement expires on January 30, 2013. Borrowings under the Credit Agreement are permitted up to a maximum amount of $350,000, which includes up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2011, the Company was in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2011, the Company had total debt outstanding of $174,216. Total debt was comprised of $173,560 outstanding under the Credit Agreement and $656 of obligations under capital leases and various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended December 31, 2011 was $214,045, $203,457 and 1.1%, respectively, compared to $222,000, $212,871 and 1.2%, respectively, for the three (3) months ended December 31, 2010. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine (9) months ended December 31, 2011 was $216,180, $195,604 and 1.1%, respectively, compared to $237,255, $219,389 and 1.3%, respectively, for the nine (9) months ended December 31, 2010.

As of December 31, 2011, the Company had $4,606 outstanding in letters of credit and $171,834 in unused commitments under the Credit Agreement.

Dividends
The following table presents information about the Company's dividend program for the periods presented:

Period	Record Date	Payment Date	Rate	Aggregate Value
3Q12	December 30, 2011	January 12, 2012	$0.07	$1,224
2Q12	September 30, 2011	October 13, 2011	$0.07	$1,238
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,263
3Q11	December 31, 2010	January 14, 2011	$0.06	$1,066
2Q11	October 1, 2010	October 15, 2010	$0.06	$1,057
1Q11	July 2, 2010	July 19, 2010	$0.06	$1,056

While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases for the periods presented:

	Three (3) months ended		Nine (9) months ended
	December 31		December 31
	2011	2010	2011	2010
Common Stock purchased	200,000	28	606,978	16,516
Aggregate purchase price	$5,479	$1	$15,292	$483
Average purchase price	$27.40	$36.07	$25.19	$29.27

During the first quarter of Fiscal 2012, the Company made tax payments of $1,521 and withheld 45,778 shares of common stock, which were designated as treasury shares, at an average price per share of $33.22, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2011 of certain restricted stock units and performance shares. During the first quarter of Fiscal 2011, the Company made tax payments of $482 and withheld 16,488 shares of common stock, which were designated as treasury shares, at an average price per share of $29.26, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2010 of certain restricted stock units.

Since the inception of the repurchase program in April 1999 through December 31, 2011, the Company has repurchased 8,187,479 shares of common stock for an aggregate purchase price of $336,869, or an average purchase price per share of $41.14. These shares do not include the treasury shares withheld for tax payments resulting from the vesting in May 2011 and May 2010 of certain restricted stock units and performance shares. As of December 31, 2011, 312,521 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) occurs or is continuing, the leverage ratio (after taking into consideration the payment made to repurchase such common stock) would not exceed 2.75 to 1.0 and the availability to borrow under the Credit Facility would not be less than $20,000.

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

Valuation of Goodwill
As previously disclosed, the Company, after consultation by Management with the Audit Committee of the Board of Directors, recorded a non-cash, pre-tax goodwill impairment charge of $317,797 during the third of Fiscal 2012 as a result of its annual goodwill assessment conducted as of October 1, 2011. The Company does not expect the impairment charge to impact its business operations, compliance with debt covenants or future cash flows, or to result in any current or future cash expenditures.

Beginning in 1998 and continuing through the present time, the Company has pursued a strategy to expand its technical capabilities and geographic footprint to include Data Infrastructure and Voice Communications solutions in North America and Data Infrastructure solutions in Europe by acquiring over one hundred companies that resulted in recording goodwill on its balance sheet. The North America and Europe reporting units continue to operate profitably and generate positive cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2012 and beyond. However, the current fair value, derived from a discounted cash flow model, of the North America and Europe reporting units do not support the book value of goodwill recorded from those acquisitions. The primary factors contributing to the difference in fair value to book value were an increased weighted-average cost of capital for North America (primarily driven by an increase in the risk premium associated with the Company's industry segment relative to a control group) and lower profitability as a result of competitive market conditions for both North America and Europe.

In determining the impairment charge, the implied fair value of the reporting unit goodwill was compared to the carrying amount of the goodwill. The implied fair value of reporting unit goodwill was determined as the residual between the fair value of the reporting unit and the fair value of its assets (including any unrecognized intangible assets) and liabilities as of the annual goodwill assessment date.

At December 31, 2011, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2012 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the recent stock trading prices and the book value.

Future events that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company's overall business, (iii) significant negative industry or economic trends, (iv) a decline in market capitalization below book value and (v) a modification to the Company's reporting segments. Management is currently considering alternative reporting segments for the purpose of making operational decisions and assessing financial performance. This contemplated change in reporting segments would affect the reporting units currently being used in the Company's annual goodwill impairment assessment. Any such change could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.

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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of December 31, 2011, the Company had total long-term obligations of $173,560 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $48,560 was in variable rate obligations. As of December 31, 2011, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $120 ($74 net of tax) assuming the Company employed no intervention strategies.

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

On May 24, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2006, that is based on a 3-month LIBOR rate versus a 5.44% fixed rate and has a notional value of $100,000 (which reduced to $50,000 as of July 26, 2009 and terminated on July 26, 2011). On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that is based on a 3-month LIBOR rate versus a 2.28% fixed rate and has a notional value of $100,000 (which reduced to $50,000 on July 27, 2011). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that is based on a 3-month LIBOR rate versus a 0.58% fixed rate and has a notional value of $75,000. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a 3-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Operations.

Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered and will continue in the future, on a selective basis, to enter into foreign currency contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in Accumulated Other Comprehensive Income ("AOCI") until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from AOCI to the Company’s Consolidated Statements of Operations. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from AOCI to the Company’s Consolidated Statements of Operations.

As of December 31, 2011, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.95 to 1.03 Australian dollar, 1.00 to 1.05 Canadian dollar, 5.21 to 5.64 Danish krone, 0.69 to 0.77 Euro, 12.30 to 12.30 Mexican peso, 5.44 to 6.09 Norwegian kroner, 0.60 to 0.65 British pound sterling, 6.47 to 7.05 Swedish krona, 0.89 to 0.93 Swiss franc and 78.03 to 78.14 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $56,533 and will expire within twelve (12)  months.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisitions of PS Tech during Fiscal 2012. PS Tech represents approximately 3% of the Company's total assets as of December 31, 2011. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011 excludes an assessment of the internal control over financial reporting of PS Tech and Logos.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2011 to October 30, 2011	—	$—	—	512,521
October 31, 2011 to November 27, 2011	200,000	$27.40	200,000	312,521
November 28, 2011 to December 31, 2011	—	$—	—	312,521
Total	200,000	$27.40	200,000	312,521

As of December 31, 2011, 312,521 shares were available under repurchase programs approved by the Board and announced on November 20, 2003, August 12, 2004 and November 7, 2006.

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

Date: February 8, 2012

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