Form 10-K
period 2012-03-31
BLACK BOX CORP
filed 2012-05-21
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 1, 2011 (based on closing price of such stock as reported by NASDAQ on such date) was $375,118,048. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of May 11, 2012, there were 17,513,187 shares of common stock, par value $.001 (the "common stock"), outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2012 Annual Meeting of Stockholders (the "Proxy Statement") – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2012

PART I

Item 1. Business.

Overview. Black Box Corporation ("Black Box," "we," the "Company" or "our") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services solutions ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of March 31, 2012, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

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

Products and services are distributed to this market primarily through value-added resellers, manufacturers, direct marketers, large system integrators and other technical services companies. These companies range from very large, international companies, some of which have access to greater resources than those available to Black Box, to small, local or regionally-focused companies. In addition, competition for our Technology Products business includes direct marketing manufacturers, mass merchandisers, "big box" retailers, web retailers and others. Black Box believes that it competes on the basis of its solution features offerings, technical capabilities, service levels and price.

Business Strategy. Black Box’s business strategy is to provide its clients with one source for services and products to meet all their networking infrastructure needs – whether at a single location or multiple locations worldwide. The Company believes that its combination of worldwide Voice Communications and Data Infrastructure performed at client locations – integrated with Technology Products – provides a unique advantage over its competitors in the network infrastructure market. The Company believes its record of consistent operating profitability, positive cash flow and its high rate of repeat clients is evidence of the strength of its strategy. Keys to the Company’s success include the following:

Expert Technical Support Deployed Three Ways.
Locally at Client Sites. Black Box provides complete voice, data and integrated solutions – including design, installation, remote monitoring and routine and emergency maintenance – with consistent high quality and uniformity. The Company maintains certifications from leading voice and data product manufacturers, including Aastra®, Amcom®, Aspect®, Avaya®, AVST®, BridgeWave, Cisco®, CommScope®, Comview, Convergys®, GENBAND®, Mitel®, Mutare, NEC®, PathSolutionsTM, Polycom®, SATMAP, ShoreTel®, Siemens Enterprise Communications, Star2Star®, Status Solutions, SunGard®, Symetrics, Toshiba Telecom® and Verint, among others. In addition, the Company maintains one of the industry’s largest staffs of Registered Communications Distribution Designers (RCDDs) who assure that all designs meet or exceed ANSI, TIA/EIA and National Electric Code® standards.

24/7/365 Technical Support. Black Box provides around-the-clock, seven days per week technical support, available to clients in approximately 150 countries worldwide. In Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company’s technical experts responded to 1.0 million, 0.9 million and 0.9 million, respectively, client calls. Black Box specialists receive continuous training to stay up-to-date on the latest technologies.

www.blackbox.com Internet Web Site. Black Box offers its 24/7/365 technical support on-line at http://www.blackbox.com. With one click by an existing or a potential client on "Talk to a Tech," a technical expert makes contact with that person immediately. Technical information, including "Black Box Explains" and "Technology Overviews," is always available as well as the ability to easily design and configure custom products on-line.

Worldwide Coverage. With approximately 200 offices serving approximately 150 countries, as of March 31, 2012, Black Box has a worldwide footprint in the industry, serving every major industry sector. This worldwide coverage and 36 years of experience makes one-source project management a reality for Black Box clients. Black Box ensures that clients with these needs receive consistent high-quality design, workmanship and technology from a single service provider. The Company is exposed to certain risks because of its global operations discussed under the caption "We are subject to the risks of international operations" in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (this "Form 10-K") which is incorporated herein by reference.

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

ISO 9001 Certified. Black Box has received ISO 9001:2008 certification in Australia, Brazil, Canada, Chile, Germany, France, Ireland, Italy, Japan, Mexico, the Netherlands, Puerto Rico, Singapore, Spain, the United Kingdom and the United States. Rigorous quality control processes must be documented and practiced to earn and maintain ISO 9001 certification.

Proprietary Client List. Over the course of its 36 year history, the Company has built a proprietary mailing list of approximately 1.7 million clients. This database includes information on the past purchases of its clients. The Company routinely analyzes this data in an effort to enhance client purchasing and ensure that targeted marketing programs reach their specified audiences. The Company believes that its proprietary client list is a valuable asset that represents a significant competitive advantage. The Company does not rent its client list.

Rapid Order Fulfillment. Black Box has developed efficient inventory management and order fulfillment systems that allow most standard products to be shipped that same day. Requests for same day counter-to-counter delivery and special labeling, kitting and packaging are also available from Black Box.

Growth Strategy. The principal components of Black Box’s growth strategy include: (i) cross-selling marketing activities capitalizing on the Company's product and services offerings, (ii) expanded product offerings and (iii) expanded global technical support services primarily through mergers and acquisitions. The Company has completed the following transactions during Fiscal 2012, Fiscal 2011 and Fiscal 2010:

Fiscal 2012
During the fourth quarter of Fiscal 2012, the Company acquired InnerWireless, Inc. ("InnerWireless"), a privately-held company headquartered in Richardson, TX. InnerWireless is the first Black Box acquisition in the rapidly-growing in-building wireless market and services clients in every industry from healthcare to Fortune 500 enterprises.

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

Fiscal 2010
During the third quarter of Fiscal 2010, the Company acquired Quanta Systems, LLC ("Quanta"), a privately-held company headquartered in Gaithersburg, MD. Quanta has an active client base which includes various United States Department of Defense and government agency accounts.

Also during the third quarter of Fiscal 2010, the Company acquired CBS Technologies Corp. ("CBS"), a privately-held company headquartered in Islandia, NY. CBS has an active client base which includes commercial, education and various government agency accounts.

The results of operations for all acquisitions noted above are included within the Company’s Consolidated Statements of Operations beginning on their respective acquisition dates.

The following provides the composition of the Company’s service types:

	Percent of Consolidated Revenues
Service Type	FY12	FY11	FY10	FY09	FY08
Data Infrastructure	23%	22%	19%	19%	19%
Voice Communications	59%	60%	62%	60%	58%
Technology Products	18%	18%	19%	21%	23%
Black Box Total	100%	100%	100%	100%	100%

Clients. Black Box clients range from small organizations to many of the world’s largest corporations and institutions. Black Box clients participate in many diverse industries, including government, business services, manufacturing, banking, retail, healthcare, technology, distribution, education, real estate development and utilities, among others. Revenues from the Company’s clients are segmented with approximately 60% from large companies (i.e., revenues greater than $1 billion, including federal governments), approximately 20% from medium-sized companies (i.e., revenues between $50 million and $1 billion, including state governments) and approximately 20% from small companies (i.e., revenues less than $50 million, including local governments).

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

During Fiscal 2012, the 35th-Anniversary Edition of the Black Box® Catalog won a Silver award at the Annual Conference for Catalog and Multichannel Merchants (ACCM). This marks the 16th consecutive year that Black Box won honors in the Computer and High-Tech Equipment category. The 712-page catalog showcases the Company's extensive range of communications, networking and infrastructure products.

Technical Services. Black Box believes that its technical services are the foundation of its success enabling the Company to provide services ranging from quick-turn Technology Products consultation to site surveys, design and engineering, project management, single-site and multi-site installations, remote monitoring, certification and maintenance of voice, data and integrated communication solutions.

Worldwide Headquarters. The Company’s worldwide headquarters and certain U.S. operations are located in Lawrence, Pennsylvania (a suburb 20 miles south of Pittsburgh). This Company-owned 352,000 square foot facility is on an 84-acre site.

Products. Black Box believes that its ability to offer broad, innovative product solutions across multiple technologies, supported by its 24/7/365 technical services capability, has been an important competitive factor. Black Box currently offers an extensive range of technology products through its catalogs, On-Site services offices and Internet Web site. New products are regularly introduced.

Manufacturers and Suppliers. Black Box utilizes a network of original equipment manufacturers ("OEMs") and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. This network has manufacturing and engineering capabilities to customize products for specialized applications.

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

Backlog. Backlog represents expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days of quarter end. The worldwide backlog was $199 million, $223 million and $203 million at March 31, 2012, 2011 and 2010, respectively.

Team Members. As of March 31, 2012, the Company had 4,302 team members worldwide compared to 4,413 and 4,348 as of March 31, 2011 and 2010, respectively. Of the 4,302 current team members, 466 are subject to collective bargaining agreements. The Company believes that its relationship with its team members is good.

Financial Information. Financial information regarding the Company, including segment data, is set forth in Part II, Item 8 of this Form 10-K and is incorporated herein by reference.

International Revenues. Revenues from countries outside North America were $144 million, or 13% of total revenues, for Fiscal 2012 compared to $137 million, or 13% of total revenues, and $132 million, or 14% of total revenues, for Fiscal 2011 and Fiscal 2010, respectively.

Other Information. The Company maintains an investor relations page on its Internet Web site at http://www.blackbox.com. The Company’s annual, quarterly and current reports and amendments to such reports filed with or furnished to the Securities and Exchange Commission ("SEC") are made available, as soon as reasonably practical after such filing, and may be viewed or downloaded free of charge in the "About Us" section of the Web site. The Company’s Standards of Business Conduct, Code of Ethics and the charter of each committee of the Company’s Board of Directors (the "Board") are also available on its Web site, and may be viewed or downloaded free of charge in the "About Us" section of the Web site.

Item 1A. Risk Factors.

The following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. You should carefully consider these factors, as well as the other information contained in this document, when evaluating your investment in our securities. The following list of important factors is not all-inclusive.

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

We face intense competition. We operate in a highly competitive industry. Our competitors, who include our technology suppliers and certain clients, may be able to deliver products and services at better prices or more quickly due to factors beyond our control. New competitors may also emerge in the future, which may threaten our ability to sustain or grow our market share. We cannot guarantee that we can continue to compete effectively in the future and still be able to sustain our historical levels of profit margin.

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

We can provide no assurance that we will continue to have adequate liquidity. Although we generate positive cash flow and have access to a significant amount of additional credit, we cannot be certain that our current liquidity situation will be adequate in future periods. We cannot guarantee that we will be able to maintain our positive cash flow position or to obtain additional credit or raise additional capital which may restrict our ability to operate or to pursue new business opportunities in the future.

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

We have a significant amount of goodwill and could accumulate additional goodwill that could be subject to impairment. As a result of our past acquisition program and given the service nature of our business, we have accumulated goodwill. Part of our current growth strategy is to acquire strategic companies in high growth markets and given the service nature of those future acquisitions, we will accumulate additional goodwill. We conduct an impairment assessment of the carrying value of our goodwill at least annually and we monitor market conditions to determine if any additional interim review of goodwill is warranted. Deterioration in the market or actual results as compared with our projections or any reorganization of our business segments or under performance of future acquisitions could ultimately result in a future impairment. In the event that we determine that our goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations. The information set forth under the caption “Goodwill” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K is incorporated herein by reference in order to supplement this information.

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

Item 3. Legal Proceedings.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Company management ("Management") believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company
R. Terry Blakemore	55	President and Chief Executive Officer
Michael McAndrew	52	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer
Francis W. Wertheimber	59	Senior Vice President – Pacific Rim/Far East
Kenneth P. Davis	48	Vice President - Voice Communications North, Europe and Latin America

The following is a biographical summary of the experience of the executive officers of the Company:

R. TERRY BLAKEMORE, 55, was selected as a member of the Board on October 13, 2007 and was named President and Chief Executive Officer on the same date. He was elected as a director by our stockholders on August 12, 2008. He had served in the capacity of Interim President and Chief Executive Officer of the Company from May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Communications business unit. Mr. Blakemore has been with the Company for 13 years.

MICHAEL MCANDREW, 52, was promoted to Executive Vice President on May 11, 2010. He had previously been promoted to the position of Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis prior to December 13, 2002. Mr. McAndrew has been with the Company for 22 years.

FRANCIS W. WERTHEIMBER, 59, was promoted to Senior Vice President – Pacific Rim/Far East in May 2004. He was promoted to Vice President – Pacific Rim/Far East on May 9, 1997. He was Managing Director of Black Box Japan prior to May 9, 1997. Mr. Wertheimber has been with Black Box for 19 years. As previously disclosed, Mr. Wertheimber will retire from the Company on June 30, 2012.

KENNETH P. DAVIS, 48, was named Vice President - Voice Communications North, Europe and Latin America on November 1, 2010. Mr. Davis has served in a number of operating roles within the Company, most recently as Vice President and General Manager of the Northeast Region, Europe and Latin America. Mr. Davis has been with the Company for 13 years.

Directors of the Registrant

The following sets forth certain information concerning the members of the Board:

WILLIAM F. ANDREWS, 80, was elected as a director on May 18, 1992. Mr. Andrews currently is Chairman of the Executive Committee of Corrections Corporation of America (private prisons) and Chairman of Katy Industries, Inc. (diversified manufacturing company). He has been a principal with Kohlberg & Co., a private investment company, since 1995. He is also a director of Corrections Corporation of America, Katy Industries, Inc. and Trex Company, Inc., all publicly-held companies, and SVP Holdings Limited.

R. TERRY BLAKEMORE, 55, was selected as a member of the Board on October 13, 2007 and was named President and Chief Executive Officer on the same date. He was elected as a director by our stockholders on August 12, 2008. He had served in the capacity of Interim President and Chief Executive Officer of the Company from May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company’s Voice Communications business unit. Mr. Blakemore has been with the Company for 13 years.

RICHARD L. CROUCH, 65, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm on July 2, 2004.

THOMAS W. GOLONSKI, 69, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. Mr. Golonski is a director of several educational and health care organizations and active in other charitable organizations.

THOMAS G. GREIG, 64, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Senior Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc. and a number of privately-held companies.

WILLIAM H. HERNANDEZ, 64, was selected to be a director on December 3, 2009 and was elected by our stockholders on August 10, 2010. Mr. Hernandez was the Senior Vice President, Finance and Chief Financial Officer of PPG Industries, Inc. (“PPG”) from 1995 until October 15, 2009. Prior to assuming those duties in 1995, Mr. Hernandez served as PPG’s Controller from 1990 to 1994 and as Vice President and Controller from 1994. From 1974 until 1990, Mr. Hernandez held a number of positions at Borg-Warner Corporation. Mr. Hernandez is a Certified Management Accountant. Mr. Hernandez is a director of USG Corporation, Eastman Kodak Company and Albermarle Corporation, all publicly-held companies.

EDWARD A. NICHOLSON, PH.D., 72, was elected as a director on August 10, 2004. Dr. Nicholson served as President of Robert Morris University from 1989 to 2005 and is presently a Professor of Management at Robert Morris University. He is also a director of Brentwood Bank and several regional economic, charitable and cultural organizations. He has served a number of businesses and government agencies as a consultant in the areas of long-range planning, organization design and labor relations.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information
The common stock is traded on NASDAQ under the symbol "BBOX" and has been assigned to the NASDAQ Global Select tier. As of March 31, 2012, 25,730,071 shares of the common stock were issued, of which 8,249,745 shares were held in treasury.

The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low
Fiscal 2012
1st Quarter	$36.20	$28.87
2nd Quarter	32.78	20.84
3rd Quarter	29.96	19.80
4th Quarter	31.94	24.34
Fiscal 2011
1st Quarter	$35.59	$27.01
2nd Quarter	33.42	26.40
3rd Quarter	40.17	31.15
4th Quarter	40.78	33.30

On May 11, 2012, the last reported sale price of the common stock was $22.31 per share.

Dividend Policy
Cash dividends of $0.07 per share of common stock declared during Fiscal 2012 were paid on July 14, 2011, October 13, 2011, January 12, 2012 and April 13, 2012. Cash dividends of $0.06 per share of common stock declared during Fiscal 2011were paid on July 19, 2010, October 15, 2010, January 14, 2011 and April 13, 2011. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company.

Under the Company’s Credit Agreement dated as of March 23, 2012 (the "New Credit Agreement"), the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the New Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend on or repurchase of commons stock is permitted under the New Credit Agreement if such event would violate a consolidated leverage ratio other than regular quarterly dividends not exceeding $15,000 per year.

Stockholders
As of March 31, 2012, there were 1,301 holders of record of the common stock.

Equity Plan Compensation Information:
See the information set forth under the caption "Equity Plan Compensation Information" in the Proxy Statement which is incorporated by reference into Item 12 of Part III of this Form 10-K.

Issuance of Unregistered Securities:
There were no issuances of unregistered securities by the Company during the three year period ended March 31, 2012.

Issuer Purchases of Equity Securities:
There were no purchases of equity securities by the Company during the three month period ended March 31, 2012.

As of March 31, 2012, 312,521 shares were available under repurchase programs approved by the Board and announced on November 20, 2003, August 12, 2004 and November 7, 2006. On May 10, 2012, the Company announced that the Board approved an additional 1,000,000 shares under a new repurchase program resulting in 1,312,521 shares of common stock available for repurchase as of May 10, 2012.

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

Item 6. Selected Financial Data.

The following tables set forth certain selected historical financial data for the Company (in thousands, except for per share amounts). This information should be read in conjunction with the Company’s consolidated financial statements, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

	Fiscal
	2012	2011	2010	2009	2008
Statements of Operations
Revenues
Products	$198,640	$188,998	$180,296	$209,793	$235,314
On-Site services	888,888	879,231	781,097	789,755	781,428
Total	1,087,528	1,068,229	961,393	999,548	1,016,742
Cost of sales
Products	110,455	101,733	93,636	108,561	122,011
On-Site services	630,577	609,386	532,376	533,807	528,111
Total	741,032	711,119	626,012	642,368	650,122
Gross profit	346,496	357,110	335,381	357,180	366,620
Selling, general & administrative expenses	255,347	253,896	257,136	266,387	275,309
Goodwill impairment loss	317,797	—	—	—	—
Intangibles amortization	13,025	12,156	15,202	10,790	6,679
Operating income (loss)	(239,673)	91,058	63,043	80,003	84,632
Interest expense (income), net	5,148	5,430	8,882	10,279	21,298
Other expenses (income), net	1,245	348	(166)	561	(197)
Income (loss) before provision (benefit) for income taxes	(246,066)	85,280	54,327	69,163	63,531
Provision (benefit) for income taxes	1,668	32,418	19,824	23,854	24,298
Net income (loss)	$(247,734)	$52,862	$34,503	$45,309	$39,233
Basic earnings (loss) per share	$(13.98)	$2.99	$1.97	$2.59	$2.23
Diluted earnings (loss) per share	$(13.98)	$2.97	$1.97	$2.59	$2.22
Dividends declared per common share	$0.28	$0.24	$0.24	$0.24	$0.24
Balance Sheet Data (at end of period)
Working Capital [1]	$166,167	$164,595	$126,585	$130,209	$134,031
Total assets	888,023	1,171,983	1,125,364	1,136,488	1,073,851
Long-term debt	179,621	181,127	210,873	249,260	195,904
Total debt	179,984	181,859	211,834	250,657	197,293
Stockholders' equity	494,384	766,259	689,994	647,299	640,274
1 Working capital is computed as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The discussion and analysis for the fiscal years ended March 31, 2012, 2011 and 2010 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.

The Company
Black Box is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is Voice Communications; the Company also offers Data Infrastructure and Technology Products. The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its On-Site services offices. As of March 31, 2012, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

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

There is and has been a trend toward convergence of voice and data networks, in each of which the Company has technical expertise which the Company believes is a competitive advantage. Both the Voice Communications and Data Infrastructure businesses generate backlog. At March 31, 2012, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $198,751 and relates primarily to Voice Communications and Data Infrastructure.

The Company generates Technology Products revenues from the sale of technology products through its catalog, Internet Web site and the Company’s On-Site services offices. The sale of these products is a highly fragmented and competitive business. The Company has been in this business for over 30 years and has developed a reputation for providing high quality products, free 24/7/365 technical support, comprehensive warranties and rapid order fulfillment. With an average order size of less than one thousand dollars, the Company’s Technology Products is less impacted by capital spending and more so by general information technology spending. The Company’s Technology Products business provides additional distribution and support capabilities along with access to Black Box branded products to both the Voice Communications and Data Infrastructure businesses which provide cost benefits.

The Company services a variety of clients within most major industries, with the highest concentration in government, business services, manufacturing, banking, retail, healthcare and technology. Factors that impact those verticals, therefore, could have an impact on the Company. While the Company generates most of its revenues in North America, the Company also generates revenues from around the world, primarily Europe, such that factors that impact European markets could impact the Company.

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

The Company targets strategic acquisitions which it believes will deepen its capabilities and expand market opportunity. The Company has completed several acquisitions from April 1, 2009 through March 31, 2012 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Communications and North America Data Infrastructure for the periods under review. Fiscal 2012 acquisitions include (i) InnerWireless and (ii) PS Tech. Fiscal 2011 acquisitions include Logos. Fiscal 2010 acquisitions include (i) Quanta and (ii) CBS. The acquisitions noted above are collectively referred to as the "Acquired Companies." References to the Acquired Companies within our comparison of Fiscal 2012 and Fiscal 2011 are intended to describe the Acquired Companies from April 1, 2010 through March 31, 2012. References to the Acquired Companies within our comparison of Fiscal 2011 and Fiscal 2010 are intended to describe the Acquired Companies from April 1, 2009 through March 31, 2011. The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Operations beginning on their respective acquisition dates.
The Company incurs certain expenses such as the amortization of intangible assets on acquisitions, goodwill impairment loss, the change in fair value of the interest-rate swaps, employee severance and facility consolidation costs, historical stock option granting practices investigation and related matters costs and the United States General Services Administration (“GSA”) settlement that it excludes when evaluating the continuing operations of the Company. The following table summarizes those expenses and the impact on Operating income (loss) and Income (loss) before provision (benefit) for income taxes for the periods presented:

	Fiscal
	2012	2011	2010
Amortization of intangible assets on acquisitions	$12,980	$12,111	$15,150
Goodwill impairment	317,797	—	—
Employee severance and facility consolidation costs	—	—	4,557
Historical stock option granting practices investigation and related matters costs	—	—	4,829
GSA settlement	—	—	2,860
Impact on Operating income (loss)	$(330,777)	$(12,111)	$(27,396)
Change in fair value of the interest-rate swaps	(530)	(2,968)	(65)
Impact on Income (loss) before provision (benefit) for income taxes	$(330,247)	$(9,143)	$(27,331)

The following table provides information on Revenues and Operating income (loss) by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions:

	Fiscal
	2012		2011		2010
	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
North America	$943,717	86.8%	$931,181	87.2%	$829,233	86.3%
Europe	105,492	9.7%	100,221	9.4%	99,502	10.3%
All Other	38,319	3.5%	36,827	3.4%	32,658	3.4%
Total	$1,087,528	100%	$1,068,229	100%	$961,393	100%
Operating income (loss)
North America [1]	$(214,448)		$76,789		$47,623
% of North America revenues	(22.7)%		8.2%		5.7%
Europe [2]	$(30,347)		$8,032		$10,148
% of Europe revenues	(28.8)%		8.0%		10.2%
All Other	$5,122		$6,237		$5,272
% of All Other revenues	13.4%		16.9%		16.1%
Total	$(239,673)	(22.0)%	$91,058	8.5%	$63,043	6.6%
1 Includes goodwill impairment loss of $277,132 recorded during the third quarter of Fiscal 2012.
2 Includes goodwill impairment loss of $40,665 recorded during the third quarter of Fiscal 2012.

The following table provides information on Revenues and Gross profit by service type (Data Infrastructure, Voice Communications and Technology Products). The table below should be read in conjunction with the following discussions:

	Fiscal
	2012		2011		2010
	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
Data Infrastructure	$247,157	22.7%	$230,719	21.6%	$187,535	19.5%
Voice Communications	641,731	59.0%	648,512	60.7%	593,562	61.7%
Technology Products	198,640	18.3%	188,998	17.7%	180,296	18.8%
Total	$1,087,528	100%	$1,068,229	100%	$961,393	100%
Gross profit
Data Infrastructure	$62,032		$59,287		$51,048
% of Data Infrastructure revenues	25.1%		25.7%		27.2%
Voice Communications	$196,279		$210,558		$197,673
% of Voice Communications revenues	30.6%		32.5%		33.3%
Technology Products	$88,185		$87,265		$86,660
% of Technology Products revenues	44.4%		46.2%		48.1%
Total	$346,496	31.9%	$357,110	33.4%	$335,381	34.9%

Fiscal 2012 Compared To Fiscal 2011

Total Revenues
Total revenues for Fiscal 2012 were $1,087,528, an increase of 2% compared to total revenues for Fiscal 2011 of $1,068,229. The Acquired Companies contributed incremental revenue of $77,336 and $8,973 for Fiscal 2012 and Fiscal 2011, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $6,725 in Fiscal 2012 relative to the U.S. dollar, total revenues would have decreased 5% from $1,059,256 in Fiscal 2011 to $1,003,467 in Fiscal 2012 for the reasons discussed below.

Revenues by Geography

North America
Revenues in North America for Fiscal 2012 were $943,717, an increase of 1% compared to revenues for Fiscal 2011 of $931,181. The Acquired Companies contributed incremental revenue of $77,336 and $8,973 for Fiscal 2012 and Fiscal 2011, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $697 in Fiscal 2012 relative to the U.S. dollar, North American revenues would have decreased 6% from $922,208 in Fiscal 2011 to $865,684 in Fiscal 2012. The Company believes that this decrease was primarily due to decreased activity for Voice Communications within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation partially offset by increased activity for both end-user and indirect sales of Data Infrastructure within the business services, financial services, retail and manufacturing revenue verticals which was a result of strategic pricing initiatives designed to grow revenues and further penetrate these markets and a general increase in activity for Technology Products primarily due to strategic pricing initiatives.

Europe
Revenues in Europe for Fiscal 2012 were $105,492, an increase of 5% compared to revenues for Fiscal 2011 of $100,221. Excluding the positive exchange rate impact of $4,382 in Fiscal 2012 relative to the U.S. dollar, Europe revenues would have increased 1% from $100,221 in Fiscal 2011 to $101,110 in Fiscal 2012. Data Infrastructure and Technology Products activity was relatively comparable period over period.

All Other
Revenues for All Other for Fiscal 2012 were $38,319, an increase of 4% compared to revenues for Fiscal 2011 of $36,827. Excluding the positive exchange rate impact of $1,646 in Fiscal 2012 relative to the U.S. dollar, All Other revenues would have been relatively consistent at $36,827 in Fiscal 2011 and $36,673 in Fiscal 2012.

Revenue by Service Type

Data Infrastructure
Revenues from Data Infrastructure for Fiscal 2012 were $247,157, an increase of 7% compared to revenues for Fiscal 2011 of $230,719. The Acquired Companies contributed incremental revenue of $6,025 and $0 for Fiscal 2012 and Fiscal 2011, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $2,042 in Fiscal 2012 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have increased 4% from $230,719 in Fiscal 2011 to $239,090 in Fiscal 2012. The Company believes that this increase was primarily due to increased activity for both end-user and indirect sales in North America within the business services, financial services, retail and manufacturing revenue verticals which was a result of strategic pricing initiatives designed to grow revenues and further penetrate this market and a general increase in activity in Europe.

Voice Communications
Revenues from Voice Communications for Fiscal 2012 were $641,731, a decrease of 1% compared to revenues for Fiscal 2011 of $648,512. The Acquired Companies contributed incremental revenue of $71,311 and $8,973 for Fiscal 2012 and Fiscal 2011, respectively. Excluding the effects of the acquisitions, Voice Communications revenues would have decreased 11% from $639,539 in Fiscal 2011 to $570,420 in Fiscal 2012. The Company believes that this decrease was primarily due to decreased activity within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation. There was no exchange rate impact on Voice Communications revenues as all of the Company's Voice Communications revenues are denominated in U.S. dollars.

Technology Products
Revenues from Technology Products for Fiscal 2012 were $198,640, an increase of 5% compared to revenues for Fiscal 2011 of $188,998. Excluding the positive exchange rate impact of $4,683 in Fiscal 2012 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have increased 3% from $188,998 in Fiscal 2011 to $193,957 in Fiscal 2012. The Company believes this increase was primarily due to a general increase in activity in North America primarily due to strategic pricing initiatives along with relatively comparable activity in Europe.

Gross profit
Gross profit for Fiscal 2012 was $346,496, a decrease of 3% compared to gross profit for Fiscal 2011 of $357,110. Gross profit as a percent of revenues for Fiscal 2012 was 31.9%, a decrease of 1.5% compared to gross profit as a percentage of revenues for Fiscal 2011 of 33.4%. The Company believes the percent decrease was due primarily to overall service type mix, strategic pricing initiatives for Voice Communications, Data Infrastructure and Technology Products and product mix and increased product costs for Technology Products. The dollar decrease was primarily due to a decrease in gross profit as a percentage of revenues.

Gross profit for Data Infrastructure for Fiscal 2012 was $62,032, or 25.1% of revenues, compared to gross profit for Fiscal 2011 of $59,287, or 25.7% of revenues. Gross profit for Voice Communications for Fiscal 2012 were $196,279, or 30.6% of revenues, compared to gross profit for Fiscal 2011 of $210,558, or 32.5% of revenues. Gross profit for Technology Products for Fiscal 2012 were $88,185, or 44.4% of revenues, compared to gross profit for Fiscal 2011 of $87,265, or 46.2% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2012 were $255,347, an increase of 1% compared to Selling, general & administrative expenses for Fiscal 2011 of $253,896. Selling, general & administrative expenses as a percent of revenues for Fiscal 2012 were 23.5%, a decrease of 0.3% compared to Selling, general & administrative expenses as a percent of revenues for Fiscal 2011 of 23.8%. The increase in Selling, general & administrative expenses was primarily due to additional operating expenses for the Acquired Companies of approximately $8,645. Excluding the Acquired Companies' Selling, general & administrative expenses of $10,651 and $2,006 for Fiscal 2012 and Fiscal 2011, respectively, and the revenues of the Acquired Companies noted above, Selling, general & administrative expenses as a percent of revenues increased over the prior year primarily due to additional operating expenses related to expected higher revenues levels.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Many of these expenses do not change significantly with changes in revenue.

Goodwill impairment loss
Goodwill impairment loss for Fiscal 2012 was $317,797 compared to Goodwill impairment loss for Fiscal 2011 of $0. See "Goodwill" below for additional information.

Intangibles amortization
Intangibles amortization for Fiscal 2012 was $13,025, an increase of 7% compared to Intangible amortization for Fiscal 2011 of $12,156. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the fourth quarter of Fiscal 2011 partially offset by the amortization run-out for certain intangible assets.

Operating income (loss)
As a result of the foregoing, Operating loss for Fiscal 2012 was $239,673 compared to Operating income for Fiscal 2011 of $91,058.

Interest expense (income), net
Interest expense for Fiscal 2012 was $5,148, a decrease of 5% compared to Interest expense for Fiscal 2011 of $5,430. Interest expense as a percent of revenues was 0.5% for Fiscal 2012 and Fiscal 2011. The Company’s interest-rate swaps (as defined below) contributed gains of $530 and $2,968 for Fiscal 2012 and Fiscal 2011, respectively, due to the change in fair value.

Excluding the Company's interest-rate swaps, the decrease in interest expense was due to decreases in the weighted-average interest rate from 1.2% for Fiscal 2011 to 1.1% for Fiscal 2012 and in the weighted-average outstanding debt from $213,124 for Fiscal 2011 to $194,055 for Fiscal 2012. The decrease in the weighted-average interest rate was due primarily to the overall decline in short-term interest rates.

Provision (benefit) for income taxes
The tax provision for Fiscal 2012 was $1,668, an effective tax rate of (0.7)%. This compares to the tax provision for Fiscal 2011 of $32,418, an effective tax rate of 38.0%. The tax rate for Fiscal 2012 was lower than the tax rate for Fiscal 2011 primarily due to $262,703 of non-deductible goodwill impairment loss (see "Valuation of Goodwill" below for additional information) and a reduction in reserves related to the settlement of an Internal Revenue Service audit for Fiscal 2007 through Fiscal 2010 and a state audit for Fiscal 2005 through Fiscal 2011. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income (loss)
As a result of the foregoing, Net loss for Fiscal 2012 was $247,734 compared to Net income for Fiscal 2011 of $52,862.

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

Revenues by Geography

North America
Revenues in North America for Fiscal 2011 were $931,181, an increase of 12% compared to revenues for Fiscal 2010 of $829,233. The Acquired Companies contributed incremental revenue of $36,365 and $11,561 for Fiscal 2011 and Fiscal 2010, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $1,709 in Fiscal 2011 relative to the U.S. dollar, North American revenues would have increased 9% from $817,672 in Fiscal 2010 to $893,107 in Fiscal 2011. The Company believes that this increase was primarily due to increased activity for both end-user and indirect sales of Voice Communications within the government (primarily federal and state) and retail revenue verticals, increased activity for both end-user and indirect sales of Data Infrastructure within the business services, financial services and technology revenue verticals and a general increase in activity for Technology Products.

Europe
Revenues in Europe for Fiscal 2011 were $100,221, an increase of 1% compared to revenues for Fiscal 2010 of $99,502. Excluding the negative exchange rate impact of $3,725 in Fiscal 2011 relative to the U.S. dollar, Europe revenues would have increased 4% from $99,502 in Fiscal 2010 to $103,946 in Fiscal 2011. The Company believes this increase was primarily due to several large orders for Technology Products within the business services revenue vertical. Revenues in Europe otherwise continued to be impacted by weak general economic conditions that affected client demand for Data Infrastructure and Technology Products.

All Other
Revenues for All Other for Fiscal 2011 were $36,827, an increase of 13% compared to revenues for Fiscal 2010 of $32,658. Excluding the positive exchange rate impact of $2,021 in Fiscal 2011 relative to the U.S. dollar, All Other revenues would have increased 7% from $32,658 in Fiscal 2010 to $34,806 in Fiscal 2011.

Revenue by Service Type

Data Infrastructure
Revenues from Data Infrastructure for Fiscal 2011 were $230,719, an increase of 23% compared to revenues for Fiscal 2010 of $187,535. Excluding the positive exchange rate impact of $714 in Fiscal 2011 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have increased 23% from $187,535 in Fiscal 2010 to $230,005 in Fiscal 2011. The Company believes that this increase was primarily due to increased activity for both end-user and indirect sales in North America within the business services, financial services and technology revenue verticals.

Voice Communications
Revenues from Voice Communications for Fiscal 2011 were $648,512, an increase of 9% compared to revenues for Fiscal 2010 of $593,562. The Acquired Companies contributed incremental revenue of $36,365 and $11,561 for Fiscal 2011 and Fiscal 2010, respectively. Excluding the effects of the acquisitions, Voice Communications revenues would have increased 5% from $582,001 in Fiscal 2010 to $612,147 in Fiscal 2011. The Company believes that this increase was primarily due to increased activity in its indirect channel and within the government (primarily federal and state) and retail revenue verticals in its direct channel. There was no exchange rate impact on Voice Communications revenues as all of the Company’s Voice Communications revenues are denominated in U.S. dollars.

Technology Products
Revenues from Technology Products for Fiscal 2011 were $188,998, an increase of 5% compared to revenues for Fiscal 2010 of $180,296. Excluding the negative exchange rate impact of $709 in Fiscal 2011 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have increased 5% from $180,296 in Fiscal 2010 to $189,707 in Fiscal 2011. The Company believes this increase was primarily due to several large orders in Europe within the business services revenue vertical and a general increase in activity in North America and All Other.

Gross profit
Gross profit for Fiscal 2011 was $357,110, an increase of 6% compared to gross profit for Fiscal 2010 of $335,381. Gross profit as a percent of revenues for Fiscal 2011 was 33.4%, a decrease of 1.5% compared to gross profit as a percentage of revenues for Fiscal 2010 of 34.9%. The Company believes the percent decrease was due primarily to an increase in project-related work, which carries a lower margin than MAC work and maintenance work, for Voice Communications, lower margin projects primarily due to several strategic investments and continued pricing pressures for Data Infrastructure and product mix for Technology Products. The dollar increase was primarily due to the increase in revenues partially offset by the decrease in gross profit as a percentage of revenues.

Gross profit for Data Infrastructure for Fiscal 2011 was $59,287, or 25.7% of revenues, compared to gross profit for Fiscal 2010 of $51,048, or 27.2% of revenues. Gross profit for Voice Communications for Fiscal 2011 was $210,558, or 32.5% of revenues, compared to gross profit for Fiscal 2010 of $197,673, or 33.3% of revenues. Gross profit for Technology Products for Fiscal 2011 was $87,265, or 46.2% of revenues, compared to gross profit for Fiscal 2010 of $86,660, or 48.1% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2011 were $253,896, a decrease of 1% compared to Selling, general & administrative expenses for Fiscal 2010 of $257,136. Selling, general & administrative expenses as a percent of revenue for Fiscal 2011 were 23.8%, a decrease of 2.9% compared to Selling, general & administrative expenses as a percent of revenue for Fiscal 2010 of 26.7%. During Fiscal 2010, the Company incurred certain Selling, general & administrative expenses (i.e., non-cash expenditures and other cash expenditures which do not recur on an annual basis) that Management excludes when evaluating the continuing operations of the Company. These items are historical stock option granting practices investigation and related matters costs of $4,829, the GSA settlement of $2,860 and employee severance and facility consolidation costs $4,557.

The increase in Selling, general & administrative expenses was primarily due to the increase in costs to support the total revenue growth discussed above. The decrease in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to certain leveraging of the Company’s cost structure as revenues continued to increase and efficiencies resulting from an ongoing evaluation of the Company's cost structure. The preceding provides explanations for the year-over-year change which excludes the items described above.

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

Operating income (loss)
As a result of the foregoing, Operating income for Fiscal 2011 was $91,058, an increase of 44% compared to Operating income for Fiscal 2010 of $63,043 and Operating income as a percent of revenues for Fiscal 2011 was 8.5%, an increase of 1.9% compared to Operating income as a percent of revenues for Fiscal 2010 of 6.6%.

Interest expense (income), net
Interest expense for Fiscal 2011 was $5,430, a decrease of 39% compared to Interest expense for Fiscal 2010 of $8,882. Interest expense as a percent of revenues for Fiscal 2011 was 0.5%, a decrease of 0.4% compared to Interest expense as a percent of revenues for Fiscal 2010 of 0.9%. The Company’s interest-rate swaps contributed gains of $2,968 and $65 for Fiscal 2011 and Fiscal 2010, respectively, due to the change in fair value.

Excluding the Company's interest-rate swaps, the decrease in interest expense was due to decreases in the weighted-average interest rate from 1.4% for Fiscal 2010 to 1.2% for Fiscal 2011 and in the weighted-average outstanding debt from $246,545 for Fiscal 2010 to $213,124 for Fiscal 2011. The decrease in the weighted-average interest rate was due primarily to the overall decline in short-term interest rates.

Provision (benefit) for income taxes
The tax provision for Fiscal 2011 was $32,418, an effective tax rate of 38.0%. This compared to the tax provision for Fiscal 2010 of $19,824, an effective tax rate of 36.5%. The tax rate for Fiscal 2011 was higher than the tax rate for Fiscal 2010 due to an increase in state income taxes and uncertain income tax positions (including interest and penalties) partially offset by foreign currency exchange effects on previously-taxed income. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income (loss)
As a result of the foregoing, Net income for Fiscal 2011 was $52,862, an increase of 53% compared to Net income for Fiscal 2010 of $34,503 and Net income as a percent of revenues for Fiscal 2011 was 4.9%, an increase of 1.3% compared to Net income as a percent of revenues for Fiscal 2010 of 3.6%.

Liquidity and Capital Resources

Cash Flows from Operating Activities
Net cash provided by operating activities during Fiscal 2012 was $65,821. Significant factors contributing to the source of cash were: net loss of $247,734 inclusive of non-cash charges of $18,459, $9,296 and $317,797 for amortization/depreciation expense, stock compensation expense and goodwill impairment loss, respectively, as well as a decrease in costs in excess of billings of $19,133. Significant factors contributing to a use of cash were: increases in deferred taxes of $23,328 primarily related to the tax deductible portion of the goodwill impairment loss and inventory of $3,540 and decreases in accrued compensation, trade accounts payable, billings in excess of costs and accrued taxes of $3,963, $3,460, $6,603 and $9,238, respectively. Changes in the above accounts are based on average Fiscal 2012 exchange rates.

Net cash provided by operating activities during Fiscal 2011 was $54,865. Significant factors contributing to the source of cash were: net income of $52,862 inclusive of non-cash charges of $18,222, $10,270 and $7,806 for amortization/depreciation expense, stock compensation expense and deferred taxes, respectively, as well as increases in billings in excess of costs of $2,146 and accrued taxes of $2,292. Significant factors contributing to a use of cash were: increases in trade accounts receivable and costs in excess of billings of $10,393 and $17,537, respectively, as well as decreases in restructuring reserves of $3,458 and accrued expenses of $6,439. Changes in the above accounts are based on average Fiscal 2011 exchange rates.

Net cash provided by operating activities during Fiscal 2010 was $61,948. Significant factors contributing to the source of cash were: net income of $34,503 inclusive of non-cash charges of $22,923 and $6,775 for amortization/depreciation expense and stock compensation expense, respectively, as well as decreases in net inventory of $5,709 and net trade accounts receivable of $21,780 and increases in accrued taxes of $2,539 and accrued compensation and benefits of $2,426. Significant factors contributing to a use of cash were: decreases in trade accounts payable, billings in excess of costs and restructuring reserves of $13,902, $4,641 and $5,161, respectively, and an increase in costs in excess of billings of $12,815. Changes in the above accounts are based on average Fiscal 2010 exchange rates.

As of March 31, 2012, 2011 and 2010, the Company had Cash and cash equivalents of $22,444, $31,212 and $20,885, respectively, working capital of $166,167, $164,595 and $126,585, respectively, and a current ratio of 1.9, 1.8 and 1.6, respectively.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next twelve 12 months.

Investing Activities
Net cash used by investing activities during Fiscal 2012 was $48,418. Significant factors contributing to a use of cash were: $41,065 for acquisitions and $7,633 for gross capital expenditures.

Net cash used by investing activities during Fiscal 2011 was $19,670. Significant factors contributing to a use of cash were: $14,640 for acquisitions and $5,149 for gross capital expenditures.

Net cash used by investing activities during Fiscal 2010 was $21,121. Significant factors contributing to a use of cash were: $18,977 for acquisitions and $2,300 for gross capital expenditures.

See Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10K for additional details regarding these acquisitions.

Financing Activities
Net cash used for financing activities during Fiscal 2012 was $23,744. Significant factors contributing to the cash outflow were: $15,292 for the purchase of treasury stock (including $1,521 for the purchase of treasury stock related to the vesting in May 2011 of certain restricted stock units and performance shares), $4,798 for the payment of dividends, $1,911 of net payments on long-term debt and $1,743 for the payment of deferred financing costs related to the New Credit Agreement.

Net cash used for financing activities during Fiscal 2011 was $26,462. Significant factors contributing to a use of cash were:$30,284 of net payments on long-term debt and $4,232 for the payment of dividends. A significant factor contributing to the source of cash was $9,239 of proceeds from the exercise of stock options.

Net cash used for financing activities during Fiscal 2010 was $43,263. Significant factors contributing to the cash outflow were $39,053 of net payments on long-term debt and $4,210 for the payment of dividends.

Total Debt
Revolving Credit Agreement - On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the "Credit Agreement"). The Credit Agreement was scheduled to expire on January 30, 2013. Borrowings under the Credit Agreement were permitted up to a maximum amount of $350,000, which included up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement could have been increased by the Company up to an additional $100,000 with the approval of the lenders and could have been unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrued, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")). The Credit Agreement required the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios.

On March 23, 2012, the Company entered into the New Credit Agreement with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The New Credit Agreement, which replaces the Credit Agreement, expires on March 23, 2017. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2012, the Company was in compliance with all financial covenants under the New Credit Agreement.

As of March 31, 2012, the Company had total debt outstanding of $179,984. Total debt was comprised of $179,470 outstanding under the New Credit Agreement and $514 of obligations under capital leases and various other third-party, non-employee loans. Under the Credit Agreement or the New Credit Agreement, as the case may be, the maximum amount of debt outstanding, the weighted-average balance outstanding and the weighted-average interest rate on all outstanding debt for Fiscal 2012 was $216,180, $194,055 and 1.1%, respectively, compared to $237,255, $213,124 and 1.2%, and $261,750, $246,545 and 1.4%, for Fiscal 2011 and Fiscal 2010, respectively.

As of March 31, 2012, the Company had $4,657 outstanding in letters of credit and $215,873 in unused commitments under the New Credit Agreement.

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
4Q12	March 30, 2012	April 13, 2012	$0.07	$1,223
3Q12	December 30, 2011	January 12, 2012	0.07	1,223
2Q12	September 30, 2011	October 13, 2011	0.07	1,238
1Q12	July 1, 2011	July 14, 2011	0.07	1,263

4Q11	March 31, 2011	April 13, 2011	0.06	1,065
3Q11	December 31, 2010	January 14, 2011	0.06	1,066
2Q11	October 1, 2010	October 15, 2010	0.06	1,057
1Q11	July 2, 2010	July 19, 2010	0.06	1,056

While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the New Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the New Credit Agreement if such event would violate a consolidated leverage ratio other than regular quarterly dividends not exceeding $15,000 per year.

Repurchase of Common Stock

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Fiscal
	2012	2011
Common stock purchased	606,978	16,572
Aggregate purchase price	$15,292	$485
Average purchase price	$25.19	$29.31

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

Since the inception of the repurchase program in April 1999 through March 31, 2012, the Company has repurchased 8,187,479 shares of common stock for an aggregate purchase price of $336,869, or an average purchase price per share of $41.14. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of March 31, 2012, 312,521 shares were available under repurchase programs approved by the Board. On May 10, 2012, the Company announced that the Board approved an additional 1,000,000 shares under a new repurchase program resulting in 1,312,521 shares of common stock available for repurchase as of May 10, 2012.  Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the New Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the New Credit Agreement if such event would violate a consolidated leverage ratio.

Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including debt agreements, operating and capital lease obligations and discounted lease rental commitments.

The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2012. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2012:

	Payments Due by Period [1]
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$—	$—	$179,470	$—	$179,470
Interest expense on long-term debt	2,549	5,099	5,043	—	12,691
Capital lease obligations	363	144	7	—	514
Operating lease obligations	11,876	15,622	7,371	3,196	38,065
Total contractual obligations	$14,788	$20,865	$191,891	$3,196	$230,740
1 Not included in the above table are potential cash obligations of $17,340 associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligation.

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding under the credit facility and the weighted-average interest rate in effect as of March 31, 2012.

As of March 31, 2012, the Company had commercial commitments of $4,657, which are generally due within the next twelve (12) months.

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

Legal Proceedings
Please see the matters discussed in Part I, Item 3, "Legal Proceedings" of this Form 10-K, which information is incorporated herein by reference.

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

Allowance for doubtful accounts receivable
The Company records an allowance for doubtful accounts receivable as an offset to accounts receivable in order to present a net balance the Company believes will be collected. This allowance is based on both recent trends of certain accounts receivable ("specific reserve") estimated to be a greater credit risk as well as general trends of the entire accounts receivable pool ("general reserve"). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. If the estimate of uncollectible accounts receivable should prove inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

Inventories
The Company’s inventory is valued at the lower of cost or market value and has been reduced by an allowance for excess and obsolete inventories. The Company records an estimate for slow moving and obsolete inventory ("inventory reserve") based upon product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. If actual market conditions are less favorable than those projected by Management at some future date, the results of operations for the period could be materially affected by any necessary correction to the inventory reserve.

Deferred Income Taxes
The Company records deferred income tax assets and liabilities in its Consolidated Balance Sheets related to events that impact the Company’s financial statements and tax returns in different periods. Deferred tax asset and liability balances are computed by identifying differences between the book basis and tax basis of assets and liabilities ("temporary differences") which are multiplied by the current tax rate. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. If the Company’s estimate of the realizable deferred tax assets should prove inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the deferred tax asset allowance.

Goodwill
The Company conducts its annual goodwill impairment assessment during the third quarter of its fiscal year, using data as of the end of the second quarter of its fiscal year. Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill ("net book value"). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

Beginning in 1998 and continuing through the present time, the Company has pursued a strategy to expand its technical capabilities and geographic footprint to include Data Infrastructure and Voice Communications in North America and Data Infrastructure in Europe by acquiring over one hundred companies that resulted in recording goodwill on its balance sheet. The North America and Europe reporting units continue to operate profitably and generate positive cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2013 and beyond. However, the fair value as of October 1, 2011, derived from a discounted cash flow model, of the North America and Europe reporting units did not support the book value of goodwill recorded from those acquisitions. The primary factors contributing to the difference in fair value to book value were an increased weighted-average cost of capital for North America (primarily driven by an increase in the risk premium associated with the Company's industry segment relative to a control group) and lower profitability as a result of competitive market conditions for both North America and Europe.

As a result, as previously disclosed, the Company, after consultation by Management with the Audit Committee (the "Audit Committee") of the Board, recorded a non-cash, pre-tax goodwill impairment charge of $317,797 during the third quarter of Fiscal 2012 as a result of its annual goodwill assessment conducted as of October 1, 2011. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows, or result in any cash expenditures.

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

At March 31, 2012, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2013 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.

Future events that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company's overall business, (iii) significant negative industry or economic trends, (iv) a further decline in market capitalization below book value and (v) a modification to the Company's operating segments. Management is currently considering alternative reporting segments for the purpose of making operational decisions and assessing financial performance. This contemplated change in reporting segments would affect the reporting units currently being used in the Company's annual goodwill impairment assessment. Any such change could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.

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

Revenue Recognition
Within the Company’s Technology Products service segment, revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location.

Within the Company’s Data Infrastructure and Voice Communications service segments, revenues are recognized from maintenance service contracts, MAC work and network integration services when the services are provided. Service contracts are generally pre-billed, recorded in Deferred revenue within the Company’s Consolidated Balance Sheets and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Impact of Recently Issued Accounting Pronouncements

There have been no accounting pronouncements adopted during Fiscal 2012, Fiscal 2011 or Fiscal 2010 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements.

Cautionary Forward Looking Statements
When included in this Form 10-K or in documents incorporated herein by reference, the words "should," "expects," "intends," "anticipates," "believes," "estimates," "approximates," "targets," "plans" and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs, successful marketing of the Company's product and services offerings, successful implementation of the Company’s M&A program including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company’s control. Additional risk factors are included in this Form 10-K. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of March 31, 2012, the Company had total long-term obligations of $179,470 under the New Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $54,470 was in variable rate obligations. As of March 31, 2012, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income (loss) in the subsequent fiscal year by $537 ($333 net of tax) assuming the Company employed no intervention strategies.

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

On May 24, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2006, that is based on a 3-month LIBOR rate versus a 5.44% fixed rate and has a notional value of $100,000 (which reduced to $50,000 as of July 26, 2009 and terminated on July 26, 2011). On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that is based on a 3-month LIBOR rate versus a 2.28% fixed rate and has a notional value of $100,000 (which reduced to $50,000 on July 27, 2011). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that is based on a 3-month LIBOR rate versus a 0.58% fixed rate and has a notional value of $75,000. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a 3-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. As of March 31, 2012, $125,000 of the total variable debt outstanding under the New Credit Agreement was effectively converted to a fixed-rate through the interest-rate swaps noted above. The foregoing are sometimes referred to herein as the "Company's interest-rate swaps". Changes in the fair market value of the Company's interest-rate swaps are recorded as an asset or liability within the Company's Consolidated Balance Sheets and Interest expense (income) within the Company's Consolidated Statements of Operations.

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

As of March 31, 2012, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.94 to 1.03 Australian dollar, 1.00 to 1.05 Canadian dollar, 5.57 to 5.82 Danish krone, 0.69 to 0.77 Euro, 12.30 to 12.30 Mexican peso, 5.61 to 5.95 Norwegian kroner, 0.63 to 0.65 British pound sterling, 6.50 to 7.05 Swedish krona, 0.89 to 0.93 Swiss franc and 78.03 to 78.03 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $55,238 and will expire within twelve (12) months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2012 and 2011 and the related consolidated statements of income, consolidated statements of changes in stockholders' equity and comprehensive income, and consolidated statements of cash flows for each of the three years in the period ended March 31, 2012. In connection with our audits of the financial statements, we have also audited Schedule II - Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Box Corporation's internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 21, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 21, 2012

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2012	2011
Assets
Cash and cash equivalents	$22,444	$31,212
Accounts receivable, net of allowance for doubtful accounts of $6,273 and $7,121	163,888	156,682
Inventories, net	56,956	52,014
Costs/estimated earnings in excess of billings on uncompleted contracts	87,634	103,853
Other assets	22,678	27,483
Total current assets	353,600	371,244
Property, plant and equipment, net	27,109	23,427
Goodwill, net	346,438	650,024
Intangibles, net	126,541	120,133
Other assets	34,335	7,155
Total assets	$888,023	$1,171,983
Liabilities
Accounts payable	$71,095	$71,463
Accrued compensation and benefits	31,151	35,329
Deferred revenue	35,601	36,043
Billings in excess of costs/estimated earnings on uncompleted contracts	14,315	17,462
Income taxes	2,574	11,957
Other liabilities	32,697	34,395
Total current liabilities	187,433	206,649
Long-term debt	179,621	181,127
Other liabilities	26,585	17,948
Total liabilities	393,639	405,724
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued
Common stock authorized 100,000, par value $.001, 17,480 and 17,918 shares outstanding, 25,730 and 25,561 issued	26	26
Additional paid-in capital	478,726	470,367
Retained earnings	347,242	599,923
Accumulated other comprehensive income	7,262	19,523
Treasury stock, at cost 8,250 and 7,643 shares	(338,872)	(323,580)
Total stockholders’ equity	494,384	766,259
Total liabilities and stockholders’ equity	$888,023	$1,171,983

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
In thousands, except per share amounts	2012	2011	2010
Revenues
Products	$198,640	$188,998	$180,296
On-Site services	888,888	879,231	781,097
Total	1,087,528	1,068,229	961,393
Cost of sales (1)
Products	110,455	101,733	93,636
On-Site services	630,577	609,386	532,376
Total	741,032	711,119	626,012
Gross profit	346,496	357,110	335,381
Selling, general & administrative expenses	255,347	253,896	257,136
Goodwill impairment loss	317,797	—	—
Intangibles amortization	13,025	12,156	15,202
Operating income (loss)	(239,673)	91,058	63,043
Interest expense (income), net	5,148	5,430	8,882
Other expenses (income), net	1,245	348	(166)
Income (loss) before provision (benefit) for income taxes	(246,066)	85,280	54,327
Provision (benefit) for income taxes	1,668	32,418	19,824
Net income (loss)	$(247,734)	$52,862	$34,503
Earnings (loss) per common share
Basic	$(13.98)	$2.99	$1.97
Diluted	$(13.98)	$2.97	$1.97
Weighted-average common shares outstanding
Basic	17,725	17,680	17,546
Diluted	17,725	17,795	17,546
Dividends per share	$0.28	$0.24	$0.24
(1) Exclusive of depreciation and intangibles amortization.

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock				Accumulated Other Comprehensive Income
In thousands	Shares	($.001 par)	Additional Paid-in Capital	Treasury Stock	Foreign Currency Translation Adjustment	Derivative Instruments	Defined Benefit Pension	Retained Earnings	Total
Balance at March 31, 2009	25,159	$25	$445,774	$(323,095)	$6,375	$65	$(2,868)	$521,023	$647,299
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	—	—	34,503	34,503
Foreign currency translation adjustment	—	—	—	—	6,923	—	—	—	6,923
Pension, net of taxes of $53
Actuarial gain (loss)	—	—	—	—	—	—	(284)	—	(284)
Actuarial gain (loss) reclassified into results of operations	—	—	—	—	—	—	145	—	145
Derivative Instruments, net of tax of $97
Net change in fair value of cash flow hedges	—	—	—	—	—	(646)	—	—	(646)
Amounts reclassified into results of operations	—	—	—	—	—	261	—	—	261
Comprehensive income (loss)									40,902
Stock compensation expense	—	—	6,775	—	—	—	—	—	6,775
Dividends declared	—	—	—	—	—	—	—	(4,211)	(4,211)
Issuance of common stock	15	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Tax impact from stock options	—	—	(771)	—	—	—	—	—	(771)
Balance at March 31, 2010	25,174	$25	$451,778	$(323,095)	$13,298	$(320)	$(3,007)	$551,315	$689,994
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	—	—	52,862	52,862
Foreign currency translation adjustment	—	—	—	—	10,616	—	—	—	10,616
Pension, net of taxes of $464
Actuarial gain (loss)	—	—	—	—	—	—	(1,360)	—	(1,360)
Actuarial gain (loss) reclassified into results of operations	—	—	—	—	—	—	140	—	140
Derivative Instruments, net of tax of $59
Net change in fair value of cash flow hedges	—	—	—	—	—	(291)	—	—	(291)
Amounts reclassified into results of operations	—	—	—	—	—	447	—	—	447
Comprehensive income (loss)									62,414
Stock compensation expense	—	—	10,270	—	—	—	—	—	10,270
Dividends declared	—	—	—	—	—	—	—	(4,254)	(4,254)
Issuance of common stock	387	1	9,239	—	—	—	—	—	9,240
Repurchases of common stock	—	—	—	(485)	—	—	—	—	(485)
Tax impact from stock options	—	—	(920)	—	—	—	—	—	(920)
Balance at March 31, 2011	25,561	$26	$470,367	$(323,580)	$23,914	$(164)	$(4,227)	$599,923	$766,259
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	—	—	(247,734)	(247,734)
Foreign currency translation adjustment	—	—	—	—	(6,868)	—	—	—	(6,868)
Pension, net of taxes of $2,054
Actuarial gain (loss)	—	—	—	—	—	—	(5,503)	—	(5,503)
Actuarial gain (loss) reclassified into results of operations	—	—	—	—	—	—	99	—	99
Derivative Instruments, net of tax of $4
Net change in fair value of cash flow hedges	—	—	—	—	—	(143)	—	—	(143)
Amounts reclassified into results of operations	—	—	—	—	—	154	—	—	154
Comprehensive income (loss)									(259,995)
Stock compensation expense	—	—	9,296	—	—	—	—	—	9,296
Dividends declared	—	—	—	—	—	—	—	(4,947)	(4,947)
Issuance of common stock	169	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	(15,292)	—	—	—	—	(15,292)
Tax impact from equity awards	—	—	(937)	—	—	—	—	—	(937)
Balance at March 31, 2012	25,730	$26	$478,726	$(338,872)	$17,046	$(153)	$(9,631)	$347,242	$494,384

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2012	2011	2010
Operating Activities
Net income (loss)	$(247,734)	$52,862	$34,503
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	18,459	18,222	22,923
Loss (gain) on sale of property	(253)	(71)	13
Deferred taxes	(23,328)	8,726	648
Stock compensation expense	9,296	10,270	6,775
Change in fair value of interest-rate swaps	(530)	(2,968)	(65)
Goodwill impairment loss	317,797	—	—
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	135	(10,393)	21,780
Inventories, net	(3,540)	459	5,709
Costs/estimated earnings in excess of billings on uncompleted contracts	19,133	(17,537)	(12,815)
All other assets	2,108	(1,738)	4,024
Billings in excess of costs/estimated earnings on uncompleted contracts	(6,603)	2,146	(4,641)
All other liabilities	(19,119)	(5,113)	(16,906)
Net cash provided by (used for) operating activities	$65,821	$54,865	$61,948
Investing Activities
Capital expenditures	$(7,633)	$(5,149)	$(2,300)
Capital disposals	280	119	156
Acquisition of businesses (payments)/recoveries	(39,770)	(12,811)	(10,686)
Prior merger-related (payments)/recoveries	(1,295)	(1,829)	(8,291)
Net cash provided by (used for) investing activities	$(48,418)	$(19,670)	$(21,121)
Financing Activities
Proceeds from borrowings	$253,613	$238,950	$169,335
Repayment of borrowings	(255,524)	(269,234)	(208,388)
Deferred financing costs	(1,743)	(700)	—
Purchase of treasury stock	(15,292)	(485)	—
Proceeds from the exercise of stock options	—	9,239	—
Payment of dividends	(4,798)	(4,232)	(4,210)
Net cash provided by (used for) financing activities	$(23,744)	$(26,462)	$(43,263)
Foreign currency exchange impact on cash	$(2,427)	$1,594	$(399)
Increase/(decrease) in cash and cash equivalents	$(8,768)	$10,327	$(2,835)
Cash and cash equivalents at beginning of period	$31,212	$20,885	$23,720
Cash and cash equivalents at end of period	$22,444	$31,212	$20,885
Supplemental cash flow
Cash paid for interest	$6,557	$8,557	$9,285
Cash paid for income taxes	29,437	21,513	16,703
Non-cash financing activities
Dividends payable	1,224	1,075	1,053
Capital leases	36	143	132
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box," "we," the "Company" or "our") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services solutions ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of March 31, 2012, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Company management ("Management") to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include project progress towards completion to estimated budget, allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, intangible assets and goodwill. Actual results could differ from those estimates. Management believes the estimates made are reasonable.

Note 2: Significant Accounting Policies

Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Allowance for doubtful accounts receivable
An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance the Company believes will be collected. This allowance is based on both recent trends of certain accounts receivable ("specific reserve") estimated to be a greater credit risk as well as general trends of the entire accounts receivable pool ("general reserve"). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. Additions to the allowance for doubtful accounts are charged to Selling, general & administrative expense within the Company’s Consolidated Statements of Operations, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.

Inventories
Inventories are valued at the lower of cost or market. The Company uses the first-in, first-out average cost method to value the majority of its inventory. However, several locations within the Company use other valuation methods, including first-in, first-out ("FIFO") and actual current costs. The Company records an estimate for slow moving and obsolete inventory ("inventory reserve") based upon product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.

Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments, which substantially extend the useful life of the property, are capitalized at cost. Upon sale or other disposition of assets, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in the Consolidated Statements of Operations.

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

Goodwill
Goodwill is the excess of purchase price over the value of net assets acquired in acquisitions. The Company conducts its annual goodwill impairment assessment during the third quarter of its fiscal year, using data as of the end of the second quarter of its fiscal year. Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill ("net book value"). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

Interest-rate Swap
To mitigate the risk of interest rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest rates. The interest-rate swaps (defined below) are recognized on the consolidated balance sheets at fair value. They do not meet the requirements for hedge accounting and are marked to market through Interest expense (income) within the Company’s Consolidated Statements of Operations.

Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries, except those subsidiaries in Brazil and Mexico, are recorded in the local currency, which is the functional currency. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the year-end date. Revenues and expenses are translated at the average monthly exchange rates. Adjustments resulting from these translations are recorded in AOCI within the Company’s Consolidated Balance Sheets and will be included in the Company’s Consolidated Statements of Operations upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are recorded in Other expenses (income) within the Company’s Consolidated Statements of Operations. The U.S. dollar is the functional currency for those subsidiaries located in Brazil and Mexico.

Revenue
Within the Company’s Technology Products service type, revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location.

Within the Company’s Data Infrastructure and Voice Communications segments, revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services when the services are provided. Service contracts are generally pre-billed, recorded in Deferred revenue within the Company’s Consolidated Balance Sheets and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

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

Expected volatility: The Company estimates the volatility of its common stock, par value $.001 per share (the "common stock"), at the date of grant based on the historical volatility of its common stock.

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

Performance share awards: The Company records expense for those stock awards, vesting during the period, for which the requisite service period is expected to be rendered. The Company uses historical data in order to project the future employee turnover rates used to estimate the number of performance shares for which the requisite service period will not be rendered. The fair value of performance share awards subject to a cumulative Adjusted EBITDA target (as defined in the performance share award agreement) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The Company recognizes the fair value of awards into expense ratably over the requisite service periods associated with the award. The probability of vesting of the award and the applicable number of shares of common stock to be issued are reassessed at each period end. The fair value of performance share awards subject to the Company’s total shareholder return ranking relative to the total shareholder return of the common stock (or its equivalent) of the companies in a peer group (the "Company’s Relative TSR Ranking") is determined on the grant date using a Monte-Carlo simulation valuation method which includes several subjective assumptions. The Company recognizes the fair value of these awards into expense ratably over the requisite service periods associated with the award. The assumptions are summarized as follows:

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

Advertising expense was $5,224, $5,621 and $6,008 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.

Income Taxes
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

The Company requires that the realization of an uncertain income tax position must be "more likely than not" (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. The benefit to be recorded in the financial statements is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Company includes interest and penalties related to uncertain tax positions within the Provision (benefit) for income taxes within the Company’s Consolidated Statements of Operations.

Per share information
Basic earnings (loss) per common share ("basic EPS") is computed by dividing Net income (loss) by the weighted-average number of shares of the common stock outstanding during the period. Diluted earnings (loss) per share of the common stock ("diluted EPS") is computed similarly to that of basic EPS, except that the weighted-average number of shares of the common stock outstanding during the period is adjusted to include the number of additional shares of the common stock that would have been outstanding if the potential number of dilutive shares of the common stock had been issued.

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

The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of the interest-rate swaps (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Accounts receivable and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of the Company's Long-term debt approximates carrying value because the interest rate is subject to change with market interest rates. There have been no changes in the Company’s valuation techniques used to measure fair values during Fiscal 2012. See Note 9 for further reference.

Recently Issued Accounting Standards
There have been no accounting pronouncements adopted during Fiscal 2012, Fiscal 2011 or Fiscal 2010 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Inventories

The Company’s Inventories consist of the following:

	March 31,
	2012	2011
Raw materials	$1,260	$1,294
Finished goods	74,596	70,579
Inventory, gross	75,856	71,873
Excess and obsolete inventory reserves	(18,900)	(19,859)
Inventory, net	$56,956	$52,014

Note 4: Property, Plant and Equipment

The Company’s Property, plant and equipment consist of the following:

	March 31,
	2012	2011
Land	$2,396	$2,396
Building and improvements	31,011	30,106
Equipment and computer hardware and software	66,052	67,037
Property, plant and equipment, gross	99,459	99,539
Accumulated depreciation	(72,350)	(76,112)
Property, plant and equipment, net	$27,109	$23,427

Depreciation expense was $5,434, $6,066 and $7,721 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Note 5: Goodwill

The following table summarizes Goodwill at the Company’s reportable segments:

	North America	Europe	All Other	Total
Goodwill (gross) at March 31, 2010	$571,867	$67,913	$2,185	$641,965
Accumulated impairment losses at March 31, 2010	—	—	—	—
Goodwill (net) at March 31, 2010	$571,867	$67,913	$2,185	$641,965

Currency translation	(5)	4,839	123	4,957
Current period acquisitions (see Note 11)	3,183	—	—	3,183
Prior period acquisitions (see Note 11)	(81)	—	—	(81)

Goodwill (gross) at March 31, 2011	$574,964	$72,752	$2,308	$650,024
Accumulated impairment losses at March 31, 2011	—	—	—	—
Goodwill (net) at March 31, 2011	$574,964	$72,752	$2,308	$650,024

Currency translation	(10)	(3,369)	(64)	(3,443)
Current period acquisitions (see Note 11)	14,084	—	—	14,084
Prior period acquisitions (see Note 11)	3,570	—	—	3,570
Impairment loss [1]	(277,364)	(40,433)	—	(317,797)

Goodwill (gross) at March 31, 2012	$592,608	$69,383	$2,244	$664,235
Accumulated impairment losses at March 31, 2012	(277,364)	(40,433)	—	(317,797)
Balance at March 31, 2012	$315,244	$28,950	$2,244	$346,438
1 The goodwill impairment loss of $277,364 in North America includes $232 of impairment loss that is recorded in North America but relates to Europe.

Beginning in 1998 and continuing through the present time, the Company has pursued a strategy to expand its technical capabilities and geographic footprint to include Data Infrastructure and Voice Communications in North America and Data Infrastructure in Europe by acquiring over one hundred companies that resulted in recording goodwill on its balance sheet. The North America and Europe reporting units continue to operate profitably and generate positive cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2013 and beyond. However, the fair value as of October 1, 2011, derived from a discounted cash flow model, of the North America and Europe reporting units did not support the book value of goodwill recorded from those acquisitions. The primary factors contributing to the difference in fair value to book value were an increased weighted-average cost of capital for North America (primarily driven by an increase in the risk premium associated with the Company's industry segment relative to a control group) and lower profitability as a result of competitive market conditions for both North America and Europe.

As a result, as previously disclosed, the Company, after consultation by Management with the Audit Committee (the "Audit Committee") of the Company's Board of Directors (the "Board"), recorded a non-cash, pre-tax goodwill impairment charge of $317,797 during the third quarter of Fiscal 2012 as a result of its annual goodwill assessment conducted as of October 1, 2011. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows, or result in any cash expenditures.

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

At March 31, 2012, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2013 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.

Future events that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company's overall business, (iii) significant negative industry or economic trends, (iv) a further decline in market capitalization below book value and (v) a modification to the Company's operating segments. Management is currently considering alternative reporting segments for the purpose of making operational decisions and assessing financial performance. This contemplated change in reporting segments would affect the reporting units currently being used in the Company's annual goodwill impairment assessment. Any such change could result in an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.

Note 6: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	March 31,
	2012			2011
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,228	$10,194	$2,034	$10,660	$9,332	$1,328
Customer relationships	140,669	47,226	93,443	126,367	35,301	91,066
Acquired backlog	20,838	17,513	3,325	17,349	17,349	—
Total	$173,735	$74,933	$98,802	$154,376	$61,982	$92,394
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$209,727	$83,186	$126,541	$190,368	$70,235	$120,133

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer Relationships	Total
Balance at March 31, 2010	$27,739	$2,635	$93,619	$123,993
Amortization expense	—	(1,445)	(10,711)	(12,156)
Currency translation	—	12	—	12
Current period acquisitions (see Note 11)	—	126	8,158	8,284
Prior period acquisitions (see Note 11)	—	—	—	—
Balance at March 31, 2011	$27,739	$1,328	$91,066	$120,133
Amortization expense	—	(1,100)	(11,925)	(13,025)
Currency translation	—	5	—	5
Current period acquisitions (see Note 11)	—	5,126	14,302	19,428
Prior period acquisitions (see Note 11)	—	—	—	—
Balance at March 31, 2012	$27,739	$5,359	$93,443	$126,541

Intangibles amortization was $13,025, $12,156 and $15,202 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. The Company acquired definite-lived intangibles from the completion of several acquisitions during Fiscal 2012 and Fiscal 2011 (see Note 11).

The following table details the estimated intangibles amortization expense for the next five years. These estimates are based on the carrying amounts of Intangible assets as of March 31, 2012 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal
2013	$13,890
2014	12,656
2015	11,174
2016	10,758
2017	9,427
Thereafter	40,897
Total	$98,802

Note 7: Indebtedness

The Company’s long-term debt consists of the following:

	March 31,
	2012	2011
Revolving credit agreement	$179,470	$180,646
Other	514	1,213
Total debt	$179,984	$181,859
Less: current portion (included in Other liabilities)	(363)	(732)
Long-term debt	$179,621	$181,127

Revolving Credit Agreement - On January 30, 2008, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 30, 2008 with Citizens Bank of Pennsylvania, as agent, and a group of lenders and, on October 8, 2010, the Company entered into the First Amendment to Credit Agreement primarily to permit the Company to make certain joint venture investments (as amended, the "Credit Agreement"). The Credit Agreement was scheduled to expire on January 30, 2013. Borrowings under the Credit Agreement were permitted up to a maximum amount of $350,000, which included up to $20,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement could have been increased by the Company up to an additional $100,000 with the approval of the lenders and could have been unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrued, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day or (b) a rate per annum equal to the LIBOR rate plus 0.50% to 1.125% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")). The Credit Agreement required the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios.

On March 23, 2012, the Company entered into a Credit Agreement (the "New Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The New Credit Agreement, which replaces the Credit Agreement, expires on March 23, 2017. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2012, the Company was in compliance with all financial covenants under the New Credit Agreement.

Under the Credit Agreement or the New Credit Agreement, as the case maybe, the maximum amount of debt outstanding, the weighted-average balance outstanding and the weighted-average interest rate on all outstanding debt for Fiscal 2012 was $216,180, $194,055 and 1.1%, respectively, compared to $237,255, $213,124 and 1.2% and $261,750, $246,545 and 1.4%, for Fiscal 2011 and Fiscal 2010, respectively.

For Fiscal 2012 and Fiscal 2011, the Company decreased net borrowings under the New Credit Agreement by $1,176 and $29,214, respectively.

Unused available borrowings
As of March 31, 2012, the Company had $4,657 outstanding in letters of credit and $215,873 in unused commitments under the New Credit Agreement.

At March 31, 2012, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years were as follows:

Fiscal
2013	$363
2014	122
2015	22
2016	5
2017	179,472
Total	$179,984

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

Foreign currency contracts
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2012, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $55,238 and will expire within twelve (12) months. There was no hedge ineffectiveness during Fiscal 2012, Fiscal 2011 or Fiscal 2010. See Note 2 for additional information.

Interest-rate Swap
On May 24, 2006, the Company entered into a five-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2006, that was based on a 3-month LIBOR rate versus a 5.44% fixed rate and had a notional value of $100,000 (which reduced to $50,000 as of July 26, 2009 and terminated on July 26, 2011). On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that is based on a 3-month LIBOR rate versus a 2.28% fixed rate and has a notional value of $100,000 (which reduced to $50,000 on July 27, 2011). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that is based on a 3-month LIBOR rate versus a 0.58% fixed rate and has a notional value of $75,000. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a 3-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. As of March 31, 2012, $125,000 of the total variable debt outstanding under the New Credit Agreement was effectively converted to a fixed-rate through the interest-rate swaps noted above. Each interest-rate swap discussed above does not qualify for hedge accounting and, collectively, are hereinafter referred to as "interest-rate swaps." See Note 2 for additional information.

The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)	$—	$—	$1,272	$278
Foreign currency contracts	Other assets (current)	323	1,919	—	—
Derivatives not designated as hedging instruments
Interest-rate swap	Other liabilities (current)	—	—	1,773	2,303

		Year Ended March 31,
	Classification	2012	2011	2010
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (loss) on (effective portion), net of taxes	Other comprehensive income (loss)	$(143)	$(291)	$(646)
Gain (loss) reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	154	447	261
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	530	2,968	65

Note 9: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of
	March 31, 2012
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$323	$—	$323

	Liabilities at Fair Value as of
	March 31, 2012
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$1,272	$—	$1,272
Interest-rate swap	—	1,773	—	1,773
Total	$—	$3,045	$—	$3,045

Non-recurring fair value measurements
The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill. As disclosed in Note 11, the Company completed acquisitions during Fiscal 2012 and Fiscal 2011 which included operating assets, liabilities and certain intangible assets. The Company utilized level 3 inputs to measure the fair value of these items. As disclosed in Note 5, the Company reduced the book value of Goodwill to fair value. The Company utilized level 3 inputs to measure the fair value of Goodwill.

Note 10: Stockholder's Equity

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
4Q12	March 30, 2012	April 13, 2012	$0.07	$1,223
3Q12	December 30, 2011	January 12, 2012	0.07	1,223
2Q12	September 30, 2011	October 13, 2011	0.07	1,238
1Q12	July 1, 2011	July 14, 2011	0.07	1,263

4Q11	March 31, 2011	April 13, 2011	0.06	1,065
3Q11	December 31, 2010	January 14, 2011	0.06	1,066
2Q11	October 1, 2010	October 15, 2010	0.06	1,057
1Q11	July 2, 2010	July 19, 2010	0.06	1,056

While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the New Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the New Credit Agreement if such event would violate a consolidated leverage ratio other than regular quarterly dividends not exceeding $15,000 per year.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Fiscal
	2012	2011
Common stock purchased	606,978	16,572
Aggregate purchase price	$15,292	$485
Average purchase price	$25.19	$29.31

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

Since the inception of the repurchase program in April 1999 through March 31, 2012, the Company has repurchased 8,187,479 shares of common stock for an aggregate purchase price of $336,869, or an average purchase price per share of $41.14. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of March 31, 2012, 312,521 shares were available under repurchase programs approved by the Board. On May 10, 2012, the Company announced that the Board approved an additional 1,000,000 shares under a new repurchase program resulting in 1,312,521 shares of common stock available for repurchase as of May 10, 2012.  Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the New Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the New Credit Agreement if such event would violate a consolidated leverage ratio.

Note 11: Acquisitions

Fiscal 2012
During the fourth quarter of Fiscal 2012, the Company acquired InnerWireless, Inc. ("InnerWireless"), a privately-held company headquartered in Richardson, TX. InnerWireless is the first Black Box acquisition in the rapidly-growing in-building wireless market and services clients in every industry from healthcare to Fortune 500 enterprises.

During the second quarter of Fiscal 2012, the Company acquired PS Technologies, LLC ("PS Tech"), a privately-held company headquartered in Dayton, OH. PS Tech is the first Black Box acquisition in the rapidly-growing enterprise video communications market and services clients in the healthcare and government verticals.

The acquisition of InnerWireless and PS Tech, both individually and in the aggregate, did not have a material impact on the Company's consolidated financial statements.

The fair values of assets acquired and liabilities assumed for InnerWireless and PS Tech are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but additional information not yet available is necessary to finalize those fair values. Thus, the provisional measurements of fair value are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date.

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

The Company believes that Genesis Networks Integration Services, LLC is a variable interest entity. However, the Company is not the primary beneficiary and thus it will account for its non-controlling interest under the equity method. The non-controlling interest is recorded as a long-term asset in Other assets within the Company’s Consolidated Balance Sheets and the net income (loss) attributable to the non-controlling interest is recorded in Other expenses (income), net within the Company’s Consolidated Statements of Operations.

The acquisition of Logos and the non-controlling interest in Genesis Networks Integration Services, LLC, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.

Fiscal 2010
During the third quarter of Fiscal 2010, the Company acquired Quanta Systems, LLC ("Quanta"), a privately-held company headquartered in Gaithersburg, MD. Quanta has an active client base which includes various United States Department of Defense and government agency accounts.

Also during the third quarter of Fiscal 2010, the Company acquired CBS Technologies Corp. ("CBS"), a privately-held company headquartered in Islandia, NY. CBS has an active client base which includes commercial, education and various government agency accounts.

The acquisitions of Quanta and CBS, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.

The results of operations of InnerWireless, PS Tech, Logos, the non-controlling interest in Genesis Networks Integration Services, LLC, Quanta and CBS are included within the Company’s Consolidated Statements of Operations beginning on their respective acquisition dates.

In connection with the acquisitions during Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company acquired approximately $22,622 of goodwill. The Company believes that $16,485 of such amount will be recognized as a tax deduction over the next 15 years.

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

Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $22,912, $19,317 and $23,092 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2012 are as follows:

Fiscal
2013	$11,876
2014	8,867
2015	6,755
2016	4,405
2017	2,966
Thereafter	3,196
Total minimum lease payments	$38,065

Note 13: Income Taxes

The domestic and foreign components of Income (loss) before provision (benefit) for income taxes are as follows:

	Fiscal
	2012	2011	2010
Domestic	$(224,993)	$65,295	$34,750
Foreign	(21,073)	19,985	19,577
Consolidated	$(246,066)	$85,280	$54,327

The provision/(benefit) for income taxes consists of the following:

	Fiscal
	2012	2011	2010
Current
Federal	$12,539	$19,780	$12,754
State	3,172	4,228	1,827
Foreign	4,838	4,725	3,947
Total current	20,549	28,733	18,528
Deferred	(18,881)	3,685	1,296
Total provision (benefit) for income taxes	$1,668	$32,418	$19,824

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign taxes, net of foreign tax credits	(5.5)	(1.6)	0.4
Effect of permanent book / tax differences	0.3	(0.9)	0.3
State income taxes, net of federal benefit	0.2	3.0	2.4
Valuation allowance	—	(0.1)	(0.8)
Non-deductible goodwill impairment loss	(31.5)	—	—
Other, net	0.8	2.6	(0.8)
Effective tax rate	(0.7)%	38.0%	36.5%

The effective tax rate of (0.7)% for Fiscal 2012 was primarily due to $262,703 of non-deductible goodwill impairment loss (see Note 5) and a reduction in reserves related to the settlement of an Internal Revenue Service ("IRS") audit for Fiscal 2007 through Fiscal 2010 and a state audit for Fiscal 2005 through Fiscal 2011.

The components of current and long-term deferred tax liabilities/assets are as follows:

	March 31,
	2012	2011
Deferred Tax Liabilities
Trade name and trademarks	$10,208	$10,186
Amortization of intangibles	16,267	27,520
Unremitted earnings of foreign subsidiaries	334	2,305
Basis of fixed assets	—	—
Other prepaid items	198	128
Gross deferred tax liabilities	27,007	40,139
Deferred Tax Assets
Net operating losses	31,653	20,292
Restructuring reserves	360	2,773
Basis of fixed assets	9	58
Outsourced leases	181	189
Basis of finished goods inventory	7,741	8,538
Reserve for bad debts	1,457	1,190
Miscellaneous accrued expenses	963	2,478
Foreign tax credit carry-forwards	283	1,374
Accrued employee costs	8,807	5,482
Foreign exchange	68	33
Unexercised stock options	11,449	11,586
Other	59	104
Gross deferred tax assets	63,030	54,097
Valuation allowance	(3,518)	(3,518)
Net deferred tax assets	59,512	50,579
Net deferred tax assets/(liabilities)	$32,505	$10,440

The net deferred tax asset of $32,505 in the table above is primarily classified as current under Other assets within the Company's Consolidated Balance Sheets. At March 31, 2012, the Company had $57,659, $99,277 and $21,379 of federal, state and foreign gross net operating loss carry-forwards, respectively. As a result of the Company’s acquisitions of InnerWireless and ACS Communications, Inc., Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") limits the amount of net operating losses available to the Company to approximately $4,401 per year. The federal gross net operating loss carry-forwards expire in Fiscal 2030. The state gross net operating loss carry-forwards expire at various times through Fiscal 2032 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2022, with the exception of $344 for Austria, $327 for Belgium and $9,814 for Brazil, which have no expirations.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $3,518 for certain state and foreign net operating loss carry-forwards anticipated to produce no tax benefit.

In general, except for certain earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $2,250 based on exchange rates at March 31, 2012, thus there is no unrealized currency translation adjustments related to translation of foreign denominated balance sheets. However, additional taxes could be necessary if future foreign earnings were loaned to the parent, if the foreign subsidiaries declare dividends to the U.S. parent or the Company should sell its stock in the subsidiaries.

A reconciliation of the change in the tax liability for unrecognized tax benefits is as follows:

	Fiscal
	2012	2011	2010
Balance at beginning of year	$8,318	$7,559	$7,075
Additions for tax positions related to the current year	801	481	542
Additions for tax positions related to prior years	804	2,285	2,755
Reductions for tax positions related to prior years	(4,235)	(1,802)	(2,733)
Settlements	(484)	(205)	(80)
Balance at end of year	$5,204	$8,318	$7,559

Unrecognized tax benefits are classified as current under Other liabilities within the Company's Consolidated Balance Sheets. Of the $5,204 above, the Company expects that $668 will reverse in the next twelve months. As of March 31, 2012, 2011 and 2010, the Company recorded $1,812, $1,895 and $2,468, respectively, of interest and penalties related to uncertain tax positions in current liabilities within Income taxes, all of which impacted the Company's effective tax rate.

Fiscal 2011 and Fiscal 2012 remains open to exam by the IRS and Fiscal 2008 through Fiscal 2011 remain open to examination by state and foreign taxing jurisdictions.

Note 14: Incentive Compensation Plans

Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $7,388, $11,670 and $8,931 under its variable compensation plans for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Profit Sharing and Savings Plans ("the savings plans")
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $2,639, $2,427 and $2,018 for these plans during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Pension Plans
The Company has multiple defined benefit pension plans for which a majority of benefits have been "frozen" (i.e., no new employees will be admitted and those employees currently in the plan will not earn additional benefits based on service) and a multi-employer plan. The Company made contributions of $3,349, $2,936 and $1,900 during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, to the pension plans. The defined benefit pension plan had assets of $25,770, $24,391 and $20,677, a projected benefit obligation of $43,110, $34,950 and $30,786 and a resulting unfunded liability of $17,340, $10,559 and $10,109 for the period ended March 31, 2012, 2011 and 2010, respectively. The primary reason for the increase in the projected benefit obligation is decrease in the discount rate.

Stock-based compensation plans
On August 12, 2008 (the "Effective Date"), the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan") which is designed to advance the Company’s interests and the interests of the Company’s stockholders by providing incentives to certain employees, directors, consultants, independent contractors and persons to whom an offer of employment has been extended by the Company (hereinafter referred to as "Eligible Persons"). The Incentive Plan replaced the 1992 Stock Option Plan, as amended (the "Employee Plan"), and the 1992 Director Stock Option Plan, as amended (the "Director Plan"), on the Effective Date. Stock option grants under the Employee Plan and the Director Plan, prior to the Effective Date, remain outstanding and will continue to be administered in accordance with the terms of their respective plans and plan agreements.

Awards (as defined below) under the Incentive Plan may include, but need not be limited to, one or more of the following types, either alone or in any combination thereof: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance grants, (vi) other share-based awards and (vii) any other type of award deemed by the Compensation Committee (the "Compensation Committee") of the Board or any successor thereto, or such other committee of the Board as is appointed by the Board to administer the Incentive Plan, in its sole discretion, to be consistent with the purposes of the Incentive Plan (hereinafter referred to as "Awards").

The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan is 900,000 plus the number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of March 31, 2012.

Shares (in thousands)
Shares initially authorized under the Incentive Plan	900
Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888
Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through March 31, 2012	1,042
Shares authorized for grant under the Incentive Plan as of March 31, 2012	2,830
Shares available for grant under the Incentive Plan as of March 31, 2012 [1]	911
1 The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance share awards). The shares available for grant assume a 100% payout on outstanding performance share awards. Actual payout could range from 0% - 150% resulting in shares available for grant from 1,254 to 741.

The Company recognized stock-based compensation expense of $9,296, $10,270 and $6,775 during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $3,417, $3,768 and $2,478 during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

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

	Fiscal
	2012	2011	2010
Expected life (in years)	4.8	4.9	5.0
Risk free interest rate	1.7%	2.3%	2.6%
Annual forfeiture rate	2.1%	2.1%	2.5%
Volatility	45.3%	41.4%	45.6%
Dividend yield	0.7%	0.8%	0.9%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2011	2,901	$35.65
Granted	180	32.39
Exercised	—	—
Forfeited or expired	(254)	41.15
Outstanding at March 31, 2012	2,827	$34.95	4.6	$—
Exercisable at March 31, 2012	2,445	$35.34	4.1	$—

The weighted-average grant-date fair value of options granted during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $12.42, $11.69 and $12.54, respectively. The intrinsic value of options exercised during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $0, $2,669 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on March 31, 2012 of $25.51.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Non-vested at March 31, 2011	690	$10.32
Granted	180	12.42
Forfeited	(10)	12.00
Vested	(478)	9.62
Non-vested at March 31, 2012	382	$12.15

As of March 31, 2012, there was $2,514 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2011	248	$29.97
Granted	163	32.39
Vested	(118)	30.19
Forfeited	(13)	31.05
Outstanding at March 31, 2012	280	$31.23

The total fair value of shares that vested during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $3,921, $2,003 and $517, respectively.

As of March 31, 2012, there was $4,758 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.7 years.

Performance share awards
Performance share awards are subject to one of the performance goals - the Company’s Relative TSR Ranking or cumulative Adjusted EBITDA - over three (3) year period. The Company’s Relative TSR Ranking metric is based on the three (3) year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation which includes the following weighted-average assumptions.

	Fiscal
	2012	2011
Expected Volatility	50.8%	52.3%
Risk free interest rate	0.9%	1.4%
Dividend yield	0.7%	0.8%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted- Average Grant- Date Fair Value
Outstanding at March 31, 2011	179	$33.13
Granted	110	34.10
Vested	(52)	30.87
Forfeited	(54)	35.11
Outstanding at March 31, 2012	183	$33.77

The total fair value of shares that vested during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $1,679, $0 and $0, respectively.

As of March 31, 2012, there was $2,962 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.8 years.

Note 15: Earnings (loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Fiscal
	2012	2011	2010
Net income (loss)	$(247,734)	$52,862	$34,503
Weighted-average common shares outstanding (basic)	17,725	17,680	17,546
Effect of dilutive securities from equity awards	—	115	—
Weighted-average common shares outstanding (diluted)	17,725	17,795	17,546
Basic earnings (loss) per common share	$(13.98)	$2.99	$1.97
Dilutive earnings (loss) per common share	$(13.98)	$2.97	$1.97

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,870,784, 2,323,094 and 3,436,319 non-dilutive equity awards outstanding during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 16: Commitments and Contingencies

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Management believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.

Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2012 and 2011, the Company has recorded a warranty reserve of $1,896 and $3,228, respectively.

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

The following table presents financial information about the Company’s reportable segments by geographic region:

	Fiscal
	2012	2011	2010
North America
Revenues	$943,717	$931,181	$829,233
Operating income (loss) [1]	(214,448)	76,789	47,623
Depreciation	4,917	5,569	7,231
Intangibles amortization	12,980	12,111	15,156
Assets (as of March 31)	832,248	1,079,622	1,030,575
Europe
Revenues	$105,492	$100,221	$99,502
Operating income (loss) [2]	(30,347)	8,032	10,148
Depreciation	379	352	362
Intangibles amortization	39	39	41
Assets (as of March 31)	75,072	127,176	121,731
All Other
Revenues	$38,319	$36,827	$32,658
Operating income	5,122	6,237	5,272
Depreciation	138	145	128
Intangibles amortization	6	6	5
Assets (as of March 31)	27,758	27,539	22,672
1 Includes goodwill impairment loss of $277,132 recorded during the third quarter of Fiscal 2012.
2 Includes goodwill impairment loss of $40,665 recorded during the third quarter of Fiscal 2012.

The sum of the segment revenues, operating income (loss) , depreciation and intangibles amortization equals the consolidated revenues, operating income (loss), depreciation and intangibles amortization. The following reconciles segment assets to total consolidated assets as of March 31, 2012, 2011 and 2010:

	March 31,
	2012	2011	2010
Segment assets for North America, Europe and All Other	$935,078	$1,234,337	$1,174,978
Corporate eliminations	(47,055)	(62,354)	(49,614)
Total consolidated assets	$888,023	$1,171,983	$1,125,364

The following table presents financial information about the Company by service type:

	Fiscal
	2012	2011	2010
Data Infrastructure
Revenues	$247,157	$230,719	$187,535
Gross profit	62,032	59,287	51,048
Voice Communications
Revenues	$641,731	$648,512	$593,562
Gross profit	196,279	210,558	197,673
Technology Products
Revenues	$198,640	$188,998	$180,296
Gross profit	88,185	87,265	86,660
The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

Note 18: Quarterly Data (Unaudited)

The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Operations for Fiscal 2012 and Fiscal 2011. Earnings (loss) per common share may not compute due to rounding.

	Fiscal 2012
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$47,719	$50,329	$51,379	$49,213	$198,640
On-Site services	220,707	236,842	224,560	206,779	888,888
Total	268,426	287,171	275,939	255,992	1,087,528
Cost of sales
Products	26,267	27,660	29,088	27,440	110,455
On-Site services	155,578	170,645	158,538	145,816	630,577
Total	181,845	198,305	187,626	173,256	741,032
Gross profit	86,581	88,866	88,313	82,736	346,496
Selling, general & administrative expenses	66,644	63,256	62,644	62,803	255,347
Goodwill impairment loss	—	—	317,797	—	317,797
Intangibles amortization	3,059	3,176	3,249	3,541	13,025
Operating income (loss)	16,878	22,434	(295,377)	16,392	(239,673)
Interest expense (income), net	1,065	769	1,856	1,458	5,148
Other expenses (income), net	292	273	311	369	1,245
Income (loss) before provision (benefit) for income taxes	15,521	21,392	(297,544)	14,565	(246,066)
Provision (benefit) for income taxes	5,898	6,548	(14,101)	3,323	1,668
Net income (loss)	$9,623	$14,844	$(283,443)	$11,242	$(247,734)
Earnings (loss) per common share
Basic	$0.54	$0.83	$(16.12)	$0.64	$(13.98)
Diluted	$0.53	$0.83	$(16.12)	$0.64	$(13.98)

	Fiscal 2011
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$46,049	$46,415	$49,545	$46,989	$188,998
On-Site services	217,547	226,509	227,134	208,041	879,231
Total	263,596	272,924	276,679	255,030	1,068,229
Cost of sales
Products	24,818	25,018	26,987	24,910	101,733
On-Site services	149,164	157,786	159,040	143,396	609,386
Total	173,982	182,804	186,027	168,306	711,119
Gross profit	89,614	90,120	90,652	86,724	357,110
Selling, general & administrative expenses	63,620	63,534	64,296	62,446	253,896
Intangibles amortization	3,102	3,058	2,901	3,095	12,156
Operating income (loss)	22,892	23,528	23,455	21,183	91,058
Interest expense (income), net	1,690	1,742	1,028	970	5,430
Other expenses (income), net	1	(66)	(11)	424	348
Income (loss) before provision (benefit) for income taxes	21,201	21,852	22,438	19,789	85,280
Provision (benefit) for income taxes	8,057	8,302	8,528	7,531	32,418
Net income (loss)	$13,144	$13,550	$13,910	$12,258	$52,862
Earnings (loss) per common share
Basic	$0.75	$0.77	$0.79	$0.69	$2.99
Diluted	$0.75	$0.77	$0.78	$0.68	$2.97

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 based on the framework described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2012, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of its assessment with the Audit Committee of the Board.
Excluded Acquired Companies
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, Black Box completed the acquisition of InnerWireless and PS Tech during Fiscal 2012. InnerWireless and PS Tech represent approximately 3% and 2%, respectively, of the Company’s total assets as of March 31, 2012. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012 excludes an assessment of the internal control over financial reporting of InnerWireless and PS Tech.
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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited Black Box Corporation's internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Item 9A, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PS Technologies, LLC and InnerWireless, Inc. (the “acquired subsidiaries”), which were acquired within the year ended March 31, 2012, and which are included in the consolidated balance sheets of Black Box Corporation as of March 31, 2012, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. The acquired subsidiaries constituted approximately 5% and 9% of total assets and net assets, respectively, as of March 31, 2012, and 3% of revenues for the year then ended. The impact of the acquired subsidiaries on net income was negligible for the year ended March 31, 2012. Management did not assess the effectiveness of internal control over financial reporting of the acquired subsidiaries because of the timing of the acquisitions which were completed during the year ended March 31, 2012. Our audit of internal control over financial reporting of Black Box Corporation also did not include an evaluation of the internal control over financial reporting of the acquired subsidiaries.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012 and our report dated May 21, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 21, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is incorporated herein by reference to the information set forth under Part I of this Form 10-K under the caption “Business – Other Information” in Item 1 and under the caption "Executive Officers of the Registrant."
The other information required by this item is incorporated herein by reference to the information set forth under the captions "Annual Meeting Matters - Proposal 1 - Election of Directors" and "Board of Directors and Certain Board Committees" in the Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act.

Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the information under the captions "Compensation of Directors" and "Executive Compensation and Other Information" in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the information set forth under the captions "Annual Meeting Matters - Proposal 1 - Election of Directors," "Board of Directors and Certain Board Committees" and "Policies and Procedures Related to the Approval of Transactions with Related Persons" in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the information set forth under the caption "Independent Public Accountants" in the Proxy Statement.

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

SCHEDULE II

BLACK BOX CORPORATION

Valuation and Qualifying Accounts
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisitions	Reductions from Reserves	Other	Balance at End of Period
Balance at March 31, 2012
Inventory reserves	$19,859	$1,648	$32	$(2,639)	$—	$18,900
Allowance for doubtful accounts/sales returns	7,121	3,006	12	(3,866)	—	6,273
Balance at March 31, 2011
Inventory reserves	$19,990	$1,408	$17	$(1,556)	$—	$19,859
Allowance for doubtful accounts/sales returns	9,505	2,674	2	(5,060)	—	7,121
Balance at March 31, 2010
Inventory reserves	$20,290	$2,177	$631	$(3,108)	$—	$19,990
Allowance for doubtful accounts/sales returns	9,934	2,408	182	(3,019)	—	9,505

(a)(3)    Exhibits

EXHIBITS

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1
Third Amended and Restated Credit Agreement, dated as of January 30, 2008, by and among Black Box
Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (the “Credit Agreement”) (3)

10.2	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (4)
10.3	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (4)
10.4	Agreement between the Company and Francis W. Wertheimber (5)
10.5	Amended and Restated Agreement between the Company and Michael McAndrew (6)
10.6	Amended and Restated Agreement between the Company and R. Terry Blakemore (7)
10.7	1992 Stock Option Plan, as amended through August 9, 2007 (8)
10.8	1992 Director Stock Option Plan, as amended through August 9, 2007 (8)
10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (5)
10.10	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (5)
10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)
10.12	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (5)
10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)
10.14	Form of 2008 Long-Term Incentive Cash Award Agreement for Fiscal 2009 (10)

10.15	2008 Long-Term Incentive Plan (11)
10.16	Description of Fiscal 2010 Annual Incentive Plan (12)
10.17	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)
10.18	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)
10.19	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (12)
10.20	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)
10.21	Summary of Director Compensation (13)
10.22	Description of Fiscal 2011 Annual Incentive Plan (14)
10.23	Agreement between the Company and Kenneth P. Davis (15)
10.24
First Amendment to Credit Agreement dated as of October 8, 2010 by and among Black Box
Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (15)

10.25	Description of 2012 Annual Incentive Plan (16)
10.26	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (16)
10.27	Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders and Citizens Bank of Pennsylvania, as Administrative Agent (17)
10.28	Guaranty and Suretyship Agreement, dated March 23, 2012 (17)
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Independent Registered Accounting Firm (13)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

(1)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 5, 2008, and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 30, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.
(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2008, and incorporated herein by reference.

(11)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.
(13)	Filed herewith.
(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 12, 2010, and incorporated herein by reference.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.
(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference.
(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Dated:	May 21, 2012
/s/ MICHAEL MCANDREW
Michael McAndrew
Executive Vice President, Chief Financial Officer,
Treasurer, Secretary and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ WILLIAM F. ANDREWS	Director	May 21, 2012
William F. Andrews

/s/ RICHARD L. CROUCH	Director	May 21, 2012
Richard L. Crouch

/s/ THOMAS W. GOLONSKI	Director	May 21, 2012
Thomas W. Golonski

/s/ THOMAS G. GREIG	Director and Chairman of the Board	May 21, 2012
Thomas G. Greig

/s/ WILLIAM H. HERNANDEZ	Director	May 21, 2012
William H. Hernandez

/s/ EDWARD A. NICHOLSON	Director	May 21, 2012
Edward A. Nicholson

/s/ R. TERRY BLAKEMORE	Director, President and Chief Executive Officer	May 21, 2012
R. Terry Blakemore

/s/ MICHAEL MCANDREW	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	May 21, 2012
Michael McAndrew

EXHIBIT INDEX

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1
Third Amended and Restated Credit Agreement, dated as of January 30, 2008, by and among Black Box
Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (the “Credit Agreement”) (3)

10.2	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Company, the Lenders and Citizens Bank of Pennsylvania (4)
10.3	Guaranty and Suretyship Agreement, dated as of January 30, 2008, by and among the Guarantors, the Lenders and Citizens Bank of Pennsylvania (4)
10.4	Agreement between the Company and Francis W. Wertheimber (5)
10.5	Amended and Restated Agreement between the Company and Michael McAndrew (6)
10.6	Amended and Restated Agreement between the Company and R. Terry Blakemore (7)
10.7	1992 Stock Option Plan, as amended through August 9, 2007 (8)
10.8	1992 Director Stock Option Plan, as amended through August 9, 2007 (8)
10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (5)
10.10	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (5)
10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)
10.12	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan)(5)
10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (9)
10.14	Form of 2008 Long-Term Incentive Cash Award Agreement for Fiscal 2009 (10)
10.15	2008 Long-Term Incentive Plan (11)
10.16	Description of Fiscal 2010 Annual Incentive Plan (12)
10.17	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)
10.18	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)
10.19	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (12)
10.20	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (12)
10.21	Summary of Director Compensation (13)
10.22	Description of Fiscal 2011 Annual Incentive Plan (14)
10.23	Agreement between the Company and Kenneth P. Davis (15)
10.24
First Amendment to Credit Agreement dated as of October 8, 2010 by and among Black Box
Corporation of Pennsylvania and Norstan, Inc., as Borrowers, the Company, the Guarantors parties thereto, the Lenders parties thereto and Citizens Bank of Pennsylvania (15)

10.25	Description of 2012 Annual Incentive Plan (16)
10.26	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (16)
10.27	Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders and Citizens Bank of Pennsylvania, as Administrative Agent (17)
10.28	Guaranty and Suretyship Agreement, dated March 23, 2012 (17)
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Independent Registered Accounting Firm (13)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

(1)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 5, 2008, and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 30, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.
(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2008, and incorporated herein by reference.
(11)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.
(13)	Filed herewith.
(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 12, 2010, and incorporated herein by reference.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.
(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference.
(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference.