Form 10-Q
period 2012-06-30
BLACK BOX CORP
filed 2012-08-08
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 3, 2012, there were 16,868,801 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	June 30, 2012	March 31, 2012*
Assets
Cash and cash equivalents	$19,847	$22,444
Accounts receivable, net of allowance for doubtful accounts of $5,620 and $6,273	155,297	163,888
Inventories, net	56,825	56,956
Costs/estimated earnings in excess of billings on uncompleted contracts	101,631	87,634
Other assets	23,593	22,678
Total current assets	357,193	353,600
Property, plant and equipment, net	27,491	27,109
Goodwill, net	345,387	346,438
Intangibles, net	123,081	126,541
Other assets	31,941	34,335
Total assets	$885,093	$888,023
Liabilities
Accounts payable	$68,121	$71,095
Accrued compensation and benefits	22,220	31,151
Deferred revenue	33,493	35,601
Billings in excess of costs/estimated earnings on uncompleted contracts	16,634	14,315
Income taxes	3,072	2,574
Other liabilities	35,256	32,697
Total current liabilities	178,796	187,433
Long-term debt	200,804	179,621
Other liabilities	25,051	26,585
Total liabilities	$404,651	$393,639
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 16,933 and 17,480 shares outstanding, 25,897 and 25,730 issued	26	26
Additional paid-in capital	481,567	478,726
Retained earnings	351,819	347,242
Accumulated other comprehensive income	3,134	7,262
Treasury stock, at cost 8,964 and 8,250 shares	(356,104)	(338,872)
Total stockholders’ equity	$480,442	$494,384
Total liabilities and stockholders’ equity	$885,093	$888,023

* Derived from audited financial statements

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three (3) months ended
	June 30 and July 2
In thousands, except per share amounts	2012	2011
Revenues
Products	$44,148	$47,719
On-Site services	203,689	220,707
Total	247,837	268,426
Cost of sales *
Products	24,201	26,267
On-Site services	144,362	155,578
Total	168,563	181,845
Gross profit	79,274	86,581
Selling, general & administrative expenses	63,950	66,644
Intangibles amortization	3,464	3,059
Operating income	11,860	16,878
Interest expense (income), net	1,930	1,065
Other expenses (income), net	361	292
Income before provision for income taxes	9,569	15,521
Provision for income taxes	3,637	5,898
Net income	$5,932	$9,623
Earnings per common share
Basic	$0.34	$0.54
Diluted	$0.34	$0.53
Weighted-average common shares outstanding
Basic	17,328	17,975
Diluted	17,389	18,145
Dividends per share	$0.08	$0.07
* Exclusive of depreciation and intangibles amortization.

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three (3) months ended
	June 30 and July 2
In thousands, except per share amounts	2012	2011
Net income	$5,932	$9,623
Other comprehensive income
Foreign currency translation adjustment	(4,147)	3,119
Pension
Actuarial gain (loss), net of taxes of $2 and $2	4	4
Actuarial gain (loss) reclassified into results of operations, net of taxes of $38 and $37	61	60
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of $108 and $99	(174)	(159)
Amounts reclassified into results of operations, net of taxes of $79 and $116	128	187
Other comprehensive income (loss)	$(4,128)	$3,211
Comprehensive income	$1,804	$12,834

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three (3) months ended
	June 30 and July 2
In thousands	2012	2011
Operating Activities
Net income	$5,932	$9,623
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	4,829	4,479
Loss (gain) on sale of property	(22)	(17)
Deferred taxes	1,414	2,701
Stock compensation expense	2,871	3,372
Change in fair value of interest-rate swaps	646	(912)
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	7,846	7,513
Inventories, net	(79)	(6,582)
Costs/estimated earnings in excess of billings on uncompleted contracts	(14,127)	(3,146)
All other assets	(917)	(621)
Billings in excess of costs/estimated earnings on uncompleted contracts	2,346	1,842
All other liabilities	(14,109)	(4,650)
Net cash provided by (used for) operating activities	$(3,370)	$13,602
Investing Activities
Capital expenditures	(1,788)	(2,036)
Capital disposals	24	18
Acquisition of businesses (payments)/recoveries	17	—
Prior merger-related (payments)/recoveries	(1,424)	(334)
Net cash provided by (used for) investing activities	$(3,171)	$(2,352)
Financing Activities
Proceeds from borrowings	$59,305	$52,429
Repayment of borrowings	(36,715)	(60,588)
Deferred financing costs	—	—
Purchase of treasury stock	(17,232)	(1,521)
Proceeds from the exercise of stock options	—	—
Payment of dividends	(1,224)	(1,075)
Net cash provided by (used for) financing activities	4,134	(10,755)
Foreign currency exchange impact on cash	$(190)	$484
Increase/(decrease) in cash and cash equivalents	$(2,597)	$979
Cash and cash equivalents at beginning of period	$22,444	$31,212
Cash and cash equivalents at end of period	$19,847	$32,191
Supplemental cash flow
Cash paid for interest	$915	$1,945
Cash paid for income taxes	1,837	4,129
Non-cash financing activities
Dividends payable	1,355	1,262
Capital leases	—	—

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box" or the "Company") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services solutions ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of June 30, 2012, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2012 (the "Form 10-K").

The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2012 and 2011 were June 30, 2012 and July 2, 2011. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.

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

Note 2: Significant Accounting Policies

Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2013.

Recent Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2013 that had a material impact on the Company's consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company's consolidated financial statements.

Note 3: Inventories

The Company’s Inventories consist of the following:

	June 30, 2012	March 31, 2012
Raw materials	$1,399	$1,260
Finished goods	74,421	74,596
Inventory, gross	75,820	75,856
Excess and obsolete inventory reserves	(18,995)	(18,900)
Inventory, net	$56,825	$56,956

Note 4: Goodwill

The following table summarizes Goodwill at the Company’s reportable segments:

	North America	Europe	All Other	Total
Goodwill (gross) at March 31, 2012	$592,608	$69,383	$2,244	$664,235
Accumulated impairment losses at March 31, 2012	(277,364)	(40,433)	—	(317,797)
Goodwill (net) at March 31, 2012	$315,244	$28,950	$2,244	$346,438

Currency translation	7	(1,018)	(43)	(1,054)
Current period acquisitions	—	—	3	3
Prior period acquisitions (see Note 9)	—	—	—	—

Goodwill (gross) at June 30, 2012	$592,615	$68,365	$2,204	$663,184
Accumulated impairment losses at June 30, 2012	(277,364)	(40,433)	—	(317,797)
Goodwill (net) at June 30, 2012	$315,251	$27,932	$2,204	$345,387

At June 30, 2012, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2013 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.

Note 5: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	June 30, 2012			March 31, 2012
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,154	$10,311	$1,843	$12,228	$10,194	$2,034
Customer relationships	140,669	50,296	90,373	140,669	47,226	93,443
Acquired backlog	20,838	17,712	3,126	20,838	17,513	3,325
Total	$173,661	$78,319	$95,342	$173,735	$74,933	$98,802
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$209,653	$86,572	$123,081	$209,727	$83,186	$126,541

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts by Intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer Relationships	Total
Balance at March 31, 2012	$27,739	$5,359	$93,443	$126,541
Amortization expense	—	(394)	(3,070)	(3,464)
Currency translation	—	4	—	4
Current period acquisitions (see Note 9)	—	—	—	—
Prior period acquisitions (see Note 9)	—	—	—	—
Balance at June 30, 2012	$27,739	$4,969	$90,373	$123,081

Intangibles amortization was $3,464 and $3,059 for the three (3) months ended June 30, 2012 and 2011, respectively.

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2013, each of the succeeding four (4) fiscal years and the periods thereafter. These estimates are based on the carrying amounts of Intangible assets as of June 30, 2012 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal
2013	$10,425
2014	12,655
2015	11,174
2016	10,759
2017	9,427
Thereafter	40,902
Total	$95,342

Note 6: Indebtedness

The Company’s Long-term debt consists of the following:

	June 30, 2012	March 31, 2012
Revolving credit agreement	$200,705	$179,470
Other	339	514
Total debt	$201,044	$179,984
Less: current portion (included in Other liabilities)	(240)	(363)
Long-term debt	$200,804	$179,621

Revolving Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2012, the Company was in compliance with all covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended June 30, 2012 was $207,645, $190,844 and 1.5%, respectively, compared to $192,795, $179,824 and 1.1%, respectively, for the three (3) months ended June 30, 2011.

Unused available borrowings
As of June 30, 2012, the Company had $4,630 outstanding in letters of credit and $194,665 in unused commitments under the Credit Agreement.

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

As of June 30, 2012, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $55,460 and will expire within eleven (11) months. There was no hedge ineffectiveness during Fiscal 2013 or Fiscal 2012.

Interest-rate Swaps
On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that is based on a three-month LIBOR rate versus a 2.28% fixed rate and has a notional value of $100,000 (which reduced to $50,000 on July 27, 2011). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that is based on a three-month LIBOR rate versus a 0.58% fixed rate and has a notional value of $75,000. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a three-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. As of June 30, 2012, $125,000 of the total variable debt outstanding under the Credit Agreement was effectively converted to a fixed-rate through the interest rate swaps noted above. Each interest-rate swap discussed above does not qualify for hedge accounting and collectively hereinafter referred to as the "interest-rate swaps."

The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)	$—	$—	$1,353	$1,272
Foreign currency contracts	Other assets (current)	$171	$323	$—	$—
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (current)	$—	$—	$2,419	$1,773

		Three (3) months ended
		June 30
	Classification	2012	2011
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(174)	$(159)
(Gain) loss reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$128	$187
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$646	$912

Note 8: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of
	June 30, 2012
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$171	$—	$171

	Liabilities at Fair Value as of
	June 30, 2012
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$1,353	$—	$1,353
Interest-rate swaps	—	2,419	—	2,419
Total	$—	$3,772	$—	$3,772

Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.

Note 9: Acquisitions

Fiscal 2013
There have been no acquisitions during the three (3) month period ended June 30, 2012.

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

Note 10: Income Taxes

The Company's provision for income taxes was $3,637, an effective tax rate of 38.0% on income before provision for income taxes of $9,569, and provision for income taxes was $5,898, an effective tax rate of 38.0% on income before provision for income taxes of $15,521, for the three (3) months ended June 30, 2012 and 2011, respectively. The effective rate for the three (3) months ended June 30, 2012 of 38.0% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by the reduction of deferred tax liabilities associated with previously-taxed income and foreign earnings taxed at a lower statutory rate.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discreet items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Fiscal 2011 and Fiscal 2012 remains open to examination by the IRS and Fiscal 2008 through Fiscal 2012 remain open to examination by state and foreign taxing jurisdictions.

Note 11: Stock-based Compensation

In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan") which replaces the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of June 30, 2012, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 2,887,728 shares of common stock, par value $0.001 per share (the "common stock").

The Company recognized stock-based compensation expense of $2,871 and $3,372 for the three (3) months ended June 30, 2012 and 2011, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $1,055 and $1,237 for the three (3) months ended June 30, 2012 and 2011, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

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

	Three (3) months ended
	June 30
	2012	2011
Expected life (in years)	7.0	4.8
Risk free interest rate	0.8%	1.7%
Annual forfeiture rate	2.0%	2.1%
Volatility	44.6%	45.3%
Dividend yield	1.0%	0.7%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2012	2,827	$34.95
Granted	184	22.07
Exercised	—	—
Forfeited or expired	(93)	31.79
Outstanding at June 30, 2012	2,918	$34.23	4.5	$1,189
Exercisable at June 30, 2012	2,559	$35.22	3.9	$2

The weighted-average grant-date fair value of options granted during the three (3) months ended June 30, 2012 and 2011 was $9.02 and $12.42, respectively. The intrinsic value of options exercised during the three (3) months ended June 30, 2012 and 2011 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on June 29, 2012 of $28.70.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Non-vested at March 31, 2012	382	$12.15
Granted	184	9.02
Forfeited	(19)	11.36
Vested	(188)	12.16
Non-vested at June 30, 2012	359	$10.57

As of June 30, 2012, there was $3,362 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2012	280	$31.23
Granted	175	22.07
Vested	(167)	29.25
Forfeited	(6)	29.55
Outstanding at June 30, 2012	282	$26.76

The total fair value of shares that vested during the three (3) months ended June 30, 2012 and 2011 was $3,674 and $3,921, respectively.

As of June 30, 2012, there was $6,503 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.1 years.

Performance share awards
Performance share awards are subject to one of the performance goals - the Company's Relative Total Shareholder Return ("TSR") Ranking or cumulative Adjusted EBITDA - over a three (3) year period. The Company’s Relative TSR Ranking metric is based on the three (3) year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation valuation method which includes the following weighted-average assumptions.

	Three (3) months ended
	June 30
	2012	2011
Expected volatility	41.3%	50.8%
Risk free interest rate	0.4%	0.9%
Dividend yield	1.0%	0.7%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2012	183	$33.77
Granted	111	22.35
Vested	—	—
Forfeited	(11)	30.98
Outstanding at June 30, 2012	283	$29.39

The total fair value of shares that vested during the three (3) months ended June 30, 2012 and 2011 was $0 and $1,679, respectively.

As of June 30, 2012, there was $4,430 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 2.2 years.

Note 12: Earnings Per Share

The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended
	June 30
	2012	2011
Net income	$5,932	$9,623
Weighted-average common shares outstanding (basic)	17,328	17,975
Effect of dilutive securities from equity awards	61	170
Weighted-average common shares outstanding (diluted)	17,389	18,145
Basic earnings per common share	$0.34	$0.54
Dilutive earnings per common share	$0.34	$0.53

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,039,195 and 2,362,433 non-dilutive equity awards outstanding for the three (3) months ended June 30, 2012 and 2011, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Stockholder's Equity

Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	June 30, 2012	March 31, 2012
Foreign currency translation adjustment	$12,899	$17,046
Derivative instruments, net of tax	(199)	(153)
Defined benefit pension, net of tax	(9,566)	(9,631)
Accumulated other comprehensive income	$3,134	$7,262

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,262

While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio other than regular quarterly dividends not exceeding $15,000 per year.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three (3) months ended
	June 30
	2012	2011
Common stock purchased	714,049	45,778
Aggregate purchase price	$17,232	$1,521
Average purchase price	$24.13	$33.22

During the first quarter of Fiscal 2013, the Company made tax payments of $983 and withheld 44,697 shares of common stock, which were designated as treasury shares, at an average price per share of $21.99, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2012 of certain restricted stock units. During the first quarter of Fiscal 2012, the Company made tax payments of $1,521 and withheld 45,778 shares of common stock, which were designated as treasury shares, at an average price per share of $33.22, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2011 of certain restricted stock units and performance shares.

Since the inception of the repurchase program in April 1999 through June 30, 2012, the Company has repurchased 8,856,831 shares of common stock for an aggregate purchase price of $353,118, or an average purchase price per share of $39.87. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of June 30, 2012, 643,169 shares were available under repurchase programs approved by the Board which includes 1,000,000 shares approved for repurchase by the Board on May 4, 2012. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio.

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

The following table presents financial information about the Company’s reportable segments by geographic region:

	Three (3) months ended
	June 30
	2012	2011
North America
Revenues	$215,268	$233,337
Operating income	9,561	13,986
Depreciation	1,215	1,288
Intangibles amortization	3,458	3,049
Assets (as of June 30)	837,774	1,081,123
Europe
Revenues	$23,642	$26,354
Operating income	1,261	2,278
Depreciation	100	100
Intangibles amortization	6	9
Assets (as of June 30)	72,080	129,934
All Other
Revenues	$8,927	$8,735
Operating income	1,038	614
Depreciation	50	32
Intangibles amortization	—	1
Assets (as of June 30)	27,976	27,834

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following table reconciles segment assets to total consolidated assets as of June 30, 2012 and 2011:

	June 30
	2012	2011
Segment assets for North America, Europe and All Other	$937,830	$1,238,891
Corporate eliminations	(52,737)	(59,979)
Total consolidated assets	$885,093	$1,178,912

The following table presents financial information about the Company by service type:

	Three (3) months ended
	June 30
	2012	2011
Data Infrastructure
Revenues	$61,774	$62,381
Gross profit	15,585	15,648
Voice Communications
Revenues	$141,915	$158,326
Gross profit	43,742	49,481
Technology Products
Revenues	$44,148	$47,719
Gross profit	19,947	21,452

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

There has been no other significant or unusual activity during Fiscal 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").

The discussion and analysis for the three (3) months ended June 30, 2012 and 2011 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2012 (the "Form 10-K"). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of June 30, 2012 and 2011 were June 30, 2012 and July 2, 2011, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.

The Company
Black Box is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of June 30, 2012, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

With respect to Voice Communications, the Company’s revenues are primarily generated from the sale and/or installation of new voice communications systems, the maintenance of voice communications systems and moves, adds and changes ("MAC work") as clients’ employees change locations or as clients move or remodel their physical space. The Company’s diverse portfolio of product offerings allows it to service the needs of its clients independently of the manufacturer that they choose, which it believes is a unique competitive advantage. For the sale of new voice communications systems, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to replace projects that are completed. New voice communications systems orders often generate an agreement to maintain the voice communications system, which generally ranges from 1-3 years for commercial clients and 3-5 years for government clients. Sales of new voice communications systems and, to a lesser extent, MAC work, are dependent upon general economic growth and the Company’s clients’ capital spending. On the other hand, revenues from maintenance contracts generally are not dependent on the economy as clients seek to extend the life of their existing equipment and delay capital spending on new voice communications systems. The Company also has government contracts that generate significant revenues and are not as dependent on the overall economic environment as commercial clients. Maintenance and MAC work revenues are also dependent upon the Company’s history and relationship with its clients and its long track record of providing high-quality service.

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

There is and has been a trend toward convergence of voice and data networks, in each of which the Company has technical expertise which the Company believes is a competitive advantage. Both the Voice Communications and Data Infrastructure businesses generate backlog. At June 30, 2012, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $191,633 and relates primarily to Voice Communications and Data Infrastructure.

The Company generates Technology Products revenues from the sale of technology products through its catalog, Internet Web site and the Company’s On-Site services offices. The sale of these products is a highly fragmented and competitive business. The Company has been in this business for over 35 years and has developed a reputation for providing high quality products, free 24/7/365 technical support, comprehensive warranties and rapid order fulfillment. With an average order size of less than one thousand dollars, the Company’s Technology Products is less impacted by capital spending and more so by general information technology spending. The Company’s Technology Products business provides additional distribution and support capabilities along with access to Black Box branded products to both the Voice Communications and Data Infrastructure businesses which provide cost benefits.

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

The Company targets strategic acquisitions which it believes will deepen its capabilities and expand market opportunity. The Company has completed two (2) strategic acquisitions from April 1, 2011 through June 30, 2012 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Communications and North America Data Infrastructure for the periods under review. There were no acquisitions during Fiscal 2013. During Fiscal 2012, the Company acquired InnerWireless, Inc. ("InnerWireless") which is its first acquisition in the rapidly-growing in-building wireless market and PS Technologies, LLC ("PS Tech") which is its first acquisition in the rapidly growing enterprise video communications market. The acquisitions noted above are collectively referred to as the "Acquired Companies." The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Operations beginning on their respective acquisition dates.

The Company incurs certain expenses such as the amortization of intangible assets on acquisitions, restructuring expense and the change in fair value of the interest-rate swaps that it excludes when evaluating the continuing operations of the Company. The following table summarizes those expenses and the impact on Operating income and Income before provision for income taxes for the periods presented:

	Three (3) months ended
	June 30
	2012	2011
Amortization of intangible assets on acquisitions	$3,458	$3,049
Restructuring expense	1,980	445
Impact on Operating income	$(5,438)	$(3,494)
Change in fair value of the interest-rate swaps	646	(912)
Impact on Income before provision for income taxes	$(6,084)	$(2,582)

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended
	June 30
	2012		2011
	$	% of total revenue	$	% of total revenue
Revenues
North America	$215,268	86.9%	$233,337	86.9%
Europe	23,642	9.5%	26,354	9.8%
All Other	8,927	3.6%	8,735	3.3%
Total	$247,837	100%	$268,426	100%
Operating income
North America	$9,561		$13,986
% of North America revenues	4.4%		6.0%
Europe	$1,261		$2,278
% of Europe revenues	5.3%		8.6%
All Other	$1,038		$614
% of All Other revenues	11.6%		7.0%
Total	$11,860	4.8%	$16,878	6.3%

The following table provides information on Revenues and Gross profit by service type (Data Infrastructure, Voice Communications and Technology Products). The table below should be read in conjunction with the following discussions.

	Three (3) months ended
	June 30
	2012		2011
	$	% of total revenue	$	% of total revenue
Revenues
Data Infrastructure	$61,774	24.9%	$62,381	23.2%
Voice Communications	141,915	57.3%	158,326	59.0%
Technology Products	44,148	17.8%	47,719	17.8%
Total	$247,837	100%	$268,426	100%
Gross profit
Data Infrastructure	$15,585		$15,648
% of Data Infrastructure revenues	25.2%		25.1%
Voice Communications	$43,742		$49,481
% of Voice Communications revenues	30.8%		31.3%
Technology Products	$19,947		$21,452
% of Technology Products revenues	45.2%		45.0%
Total	$79,274	32.0%	$86,581	32.3%

Three (3) months ended June 30, 2012 ("1Q13") compared to three (3) months ended June 30, 2011 ("1Q12"):

Total Revenues
Total revenues for 1Q13 were $247,837, a decrease of 8% compared to total revenues for 1Q12 of $268,426. The Acquired Companies contributed incremental revenue of $14,139 and $0 for 1Q13 and 1Q12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $2,537 in 1Q13 relative to the U.S. dollar, total revenues would have decreased 12% from $268,426 in 1Q12 to $236,235 in 1Q13 for the reasons discussed below.

Revenues by Geography
North America
Revenues in North America for 1Q13 were $215,268, a decrease of 8% compared to revenues for 1Q12 of $233,337. The Acquired Companies contributed incremental revenue of $14,139 and $0 for 1Q13 and 1Q12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $253 in 1Q13 relative to the U.S. dollar, North American revenues would have decreased 14% from $233,337 in 1Q12 to $201,382 in 1Q13. The Company believes that this decrease was primarily due to decreased activity for Voice Communications within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation and for Data Infrastructure within the business services, financial services, retail services and manufacturing revenue verticals along with relatively comparable activity for Technology Products.
Europe
Revenues in Europe for 1Q13 were $23,642, a decrease of 10% compared to revenues for 1Q12 of $26,354. Excluding the negative exchange rate impact of $2,226 in 1Q13 relative to the U.S. dollar, European revenues would have decreased 2% from $26,354 in 1Q12 to $25,868 in 1Q13. The Company believes this decrease was primarily due a general decrease in activity for its Technology Products partially offset by a general increase in activity for Data Infrastructure.

All Other
Revenues for All Other for 1Q13 were $8,927, an increase of 2% compared to revenues for 1Q12 of $8,735. Excluding the negative exchange rate impact of $58 in 1Q13 relative to the U.S. dollar, All Other revenues would have increased 3% from $8,735 in 1Q12 to $8,985 in 1Q13.

Revenue by Service Type
Data Infrastructure
Revenues from Data Infrastructure for 1Q13 were $61,774, a decrease of 1% compared to revenues for 1Q12 of $62,381. The Acquired Companies contributed incremental revenue of $8,031 and $0 for 1Q13 and 1Q12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $881 in 1Q13 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have decreased 12% from $62,381 in 1Q12 to $54,624 in 1Q13. The Company believes that this decrease was primarily due to decreased activity in North America within the business services, financial services, retail services and manufacturing revenue verticals partially offset by a general increase in activity in Europe.
Voice Communications
Revenues from Voice Communications for 1Q13 were $141,915, a decrease of 10% compared to revenues for 1Q12 of $158,326. The Acquired Companies contributed incremental revenue of $6,108 and $0 for 1Q13 and 1Q12, respectively. Excluding the effects of the acquisitions, Voice Communications revenues would have decreased 14% from $158,326 in 1Q12 to $135,807 in 1Q13. The Company believes that this decrease was primarily due to decreased activity within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation. There was no exchange rate impact on Voice Communications revenues as all of the Company’s Voice Communications revenues are denominated in U.S. dollars.
Technology Products
Revenues from Technology Products for 1Q13 were $44,148, a decrease of 7% compared to revenues for 1Q12 of $47,719. Excluding the negative exchange rate impact of $1,656 in 1Q13 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have decreased 4% from $47,719 in 1Q12 to $45,804 in 1Q13. The Company believes this decrease was primarily due to a decrease in government spending in North America and a general decrease in activity in Europe.

Gross profit
Gross profit for 1Q13 was $79,274, a decrease of 8% compared to gross profit for 1Q12 of $86,581. Gross profit as a percent of revenues for 1Q13 was 32.0%, a decrease of 0.3% compared to Gross profit as a percent of revenues for 1Q12 of 32.3%. The Company believes the percentage decrease was due primarily to competitive pricing pressure for projects in Voice Communications partially offset by a percentage increase in Technology Products primarily due to product mix and a percentage increase in Data Infrastructure primarily due to a higher gross profit as a percent of revenues from the Acquired Companies partially offset by an unusual cost overrun during 1Q13. The dollar decrease was primarily due to the decrease in revenues.
Gross profit for Data Infrastructure for 1Q13 was $15,585, or 25.2% of revenues, compared to gross profit for 1Q12 of $15,648, or 25.1% of revenues. Gross profit for Voice Communications for 1Q13 was $43,742, or 30.8% of revenues, compared to gross profit for 1Q12 of $49,481, or 31.3% of revenues. Gross profit for Technology Products for 1Q13 was $19,947, or 45.2% of revenues, compared to gross profit for 1Q12 of $21,452, or 45.0% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 1Q13 were $63,950, a decrease of 4% compared to Selling, general & administrative expenses for 1Q12 of $66,644. Selling, general & administrative expenses as a percent of revenues for 1Q13 were 25.8%, an increase of 1.0%, compared to Selling, general & administrative expenses as a percent of revenues for 1Q12 of 24.8%. The decrease in Selling, general & administrative expenses was primarily due to the impact of the Company's continued effort to provide an efficient cost structure and a decrease in stock-based compensation expense of $501, partially offset by additional operating expenses for the Acquired Companies of $3,215 and restructuring expense of $1,535. The increase in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily team member costs related to bid proposals for upcoming projects and staffing to support expected awards and an increase in restructuring expense discussed above partially offset by the decrease in stock-based compensation expense discussed above.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Many of these expenses do not change significantly with changes in revenue.

Intangibles amortization
Intangibles amortization for 1Q13 was $3,464, an increase of 13% compared to Intangibles amortization for 1Q12 of $3,059. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the first quarter of Fiscal 2012 partially offset by the amortization run-out for certain intangible assets.

Operating income
As a result of the foregoing, Operating income for 1Q13 was $11,860, a decrease of 30% compared to Operating income for 1Q12 of $16,878 and Operating income as a percent of revenues for 1Q13 was 4.8%, a decrease of 1.5% compared to Operating income as a percent of revenues for 1Q12 of 6.3%.

Interest expense (income), net
Interest expense for 1Q13 was $1,930, an increase of 81% compared to Interest expense for 1Q12 of $1,065. Interest expense as a percent of revenues for 1Q13 was 0.8%, an increase of 0.4% compared to Interest expense as a percent of revenues for 1Q12 of 0.4%. The Company’s interest-rate swaps (as defined below) contributed a loss of $646 and a gain of $912 for 1Q13 and 1Q12, respectively, due to the change in fair value.

Excluding the Company's interest-rate swaps, the decrease in Interest expense is primarily due to a decrease in fixed settlements on the interest rate swaps caused by a reduction in the weighted-average swap rate partially offset by increases in the weighted-average interest rate from 1.1% for 1Q12 to 1.5% for 1Q13 and in the weighted-average outstanding debt from $179,824 for 1Q12 to $190,844 for 1Q13.

Provision for income taxes
The tax provision for 1Q13 was $3,637, an effective tax rate of 38.0%. This compares to the tax provision for 1Q12 of $5,898, an effective tax rate of 38.0%. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income
As a result of the foregoing, Net Income for 1Q13 was $5,932, a decrease of 38% compared to Net income for 1Q12 of $9,623 and Net income as a percent of revenues for 1Q13 was 2.4%, a decrease of 1.2% compared to Net income as a percent of revenues for 1Q12 of 3.6%.

Liquidity and Capital Resources

Operating Activities
Net cash used for operating activities during 1QYTD13 was $3,370. Significant factors contributing to the source of cash were: net income of $5,932 inclusive of non-cash charges of $4,829 and $2,871 for amortization/depreciation expense and stock compensation expense, respectively, as well as a decrease in trade accounts receivable of $7,846 and an increase in billings in excess of costs of $2,346. Significant factors contributing to the use of cash were: an increase in costs in excess of billings of $14,127 (primarily due to large contracts where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition) and decreases in accrued compensation, trade accounts payable and deferred revenue of $8,732 (primarily due to the payment of Fiscal 2012 year-end bonuses and incentive compensation during 1Q13), $2,672 and $2,068, respectively. Changes in the above accounts are based on average Fiscal 2013 exchange rates.

Net cash provided by operating activities during 1QYTD12 was $13,602. Significant factors contributing to the source of cash were: net income of $9,623 inclusive of non-cash charges of $4,479 and $3,372 for amortization/depreciation expense and stock compensation expense, respectively, and deferred taxes of $2,701, as well as increases in billings in excess of costs of $1,842 and trade accounts payable of $10,665 and a decrease in trade accounts receivable of $7,513. Significant factors contributing to the use of cash were: increases in inventory and costs in excess of billings of $6,582 and $3,146, respectively, as well as decreases in accrued compensation and benefits of $11,254 (primarily due to the payment of Fiscal 2011 year-end bonuses and incentive compensation during 1Q12), accrued expenses of $1,927 and deferred revenue of $2,059. Changes in the above accounts are based on average Fiscal 2012 exchange rates.

As of June 30, 2012 and 2011, the Company had Cash and cash equivalents of $19,847 and $32,191, respectively, working capital of $178,397 and $173,610, respectively, and a current ratio of 2.0 and 1.9, respectively.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next twelve (12) months.

Investing Activities
Net cash used for investing activities during 1QYTD13 was $3,171. Significant factors contributing to the use of cash were: $1,788 for gross capital expenditures and $1,424 for acquisition activity.

Net cash used for investing activities during 1QYTD12 was $2,352. Significant factors contributing to the use of cash were: $2,036 for gross capital expenditures and $334 for acquisition activity.

Financing Activities
Net cash provided by financing activities during 1QYTD13 was $4,134. Significant factors contributing to the source of cash were: $22,590 of net borrowings on long-term debt. Significant factors contributing to the use of cash were: $17,232 for the purchase of treasury stock (including $983 for the purchase of treasury stock related to the vesting in May 2012 of certain restricted stock units) and $1,224 for the payment of dividends.

Net cash used for financing activities during 1QYTD12 was $10,755. Significant factors contributing to the use of cash were: $8,159 of net payments on long-term debt, $1,521 for the purchase of treasury stock related to the vesting in May 2011 of certain restricted stock units and performance shares and $1,075 for the payment of dividends.

Total Debt
Revolving Credit Agreement – On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2012, the Company was in compliance with all covenants under the Credit Agreement.

As of June 30, 2012, the Company had total debt outstanding of $201,044. Total debt was comprised of $200,705 outstanding under the Credit Agreement and $339 of obligations under capital leases and various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended June 30, 2012 was $207,645, $190,844 and 1.5%, respectively, compared to $192,795, $179,824 and 1.1%, respectively, for the three (3) months ended June 30, 2011.

As of June 30, 2012, the Company had $4,630 outstanding in letters of credit and $194,665 in unused commitments under the Credit Agreement.

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,262

While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the New Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio other than regular quarterly dividends not exceeding $15,000 per year.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three (3) months ended
	June 30
	2012	2011
Common Stock purchased	714,049	45,778
Aggregate purchase price	$17,232	$1,521
Average purchase price	$24.13	$33.22

During the first quarter of Fiscal 2013, the Company made tax payments of $983 and withheld 44,697 shares of common stock, which were designated as treasury shares, at an average price per share of $21.99, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2012 of certain restricted stock units. During the first quarter of Fiscal 2012, the Company made tax payments of $1,521 and withheld 45,778 shares of common stock, which were designated as treasury shares, at an average price per share of $33.22, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2011 of certain restricted stock units and performance shares.

Since the inception of the repurchase program in April 1999 through June 30, 2012, the Company has repurchased 8,856,831 shares of common stock for an aggregate purchase price of $353,118, or an average purchase price per share of $39.87. These shares do not include the treasury shares withheld for tax payments resulting from the vesting in May 2011 and May 2010 of certain restricted stock units and performance shares. As of June 30, 2012, 643,169 shares were available under repurchase programs approved by the Board which includes 1,000,000 shares approved for repurchase by the Board on May 4, 2012. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the New Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the New Credit Agreement if such event would violate a consolidated leverage ratio.

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

Valuation of Goodwill
At June 30, 2012, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2013 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.

Critical Accounting Policies/Impact of Recently Issued Accounting Pronouncements

Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2013.

Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2013 that had a material impact on the Company's consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company's consolidated financial statements.

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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of June 30, 2012, the Company had total long-term obligations of $200,705 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to a fixed rate through multiple interest-rate swap agreements (discussed in more detail below) and $75,705 was in variable rate obligations. As of June 30, 2012, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $187 ($116 net of tax) assuming the Company employed no intervention strategies.

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

On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that is based on a three-month LIBOR rate versus a 2.28% fixed rate and has a notional value of $100,000 (which reduced to $50,000 on July 27, 2011). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that is based on a three-month LIBOR rate versus a 0.58% fixed rate and has a notional value of $75,000. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a three-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Operations.

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

As of June 30, 2012, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.94 to 1.03 Australian dollar, 1.00 to 1.04 Canadian dollar, 5.57 to 5.92 Danish krone, 0.73 to 0.80 Euro, 13.51 to 13.51 Mexican peso, 5.86 to 6.08 Norwegian kroner, 0.64 to 0.65 British pound sterling, 6.79 to 7.25 Swedish krona, 0.95 to 0.96 Swiss franc and 81.23 to 81.34 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $55,460 and will expire within eleven (11) months.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisitions of PS Tech and InnerWireless during Fiscal 2012. PS Tech and InnerWireless represent approximately 2% and 4%, respectively, of the Company's total assets as of June 30, 2012. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012 excludes an assessment of the internal control over financial reporting of PS Tech and InnerWireless.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 29, 2012	—	$—	—	312,521
April 30, 2012 to May 27, 2012	185,000 [1]	$22.06	185,000	1,127,521
May 28, 2012 to June 30, 2012	484,352	$25.12	484,352	643,169
Total	669,352	$24.28	669,352	643,169

1 Does not include 44,697 shares of common stock designated as treasury shares withheld to satisfy employee income taxes due as a result of the vesting in May 2012 of certain restricted stock units.

As of June 30, 2012, 643,169 shares, which includes 1,000,000 shares approved for repurchase by the Board on May 4, 2012, were available under repurchase programs approved by the Board and announced on November 11, 2003, August 10, 2004 and November 7, 2006.

The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.

Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Description of Fiscal 2013 Annual Incentive Plan (1)
21.1	Subsidiaries of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
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

BLACK BOX CORPORATION

Date: August 8, 2012

/s/ MICHAEL MCANDREW

Michael McAndrew
Executive Vice President, Chief Financial Officer,
Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Description of Fiscal 2013 Annual Incentive Plan (1)
21.1	Subsidiaries of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
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