Form 10-Q
period 2012-09-29
BLACK BOX CORP
filed 2012-11-07
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 2, 2012, there were 16,535,459 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 29, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	September 29, 2012	March 31, 2012*
Assets
Cash and cash equivalents	$25,496	$22,444
Accounts receivable, net of allowance for doubtful accounts of $6,074 and $6,273	153,050	163,888
Inventories, net	56,706	56,956
Costs/estimated earnings in excess of billings on uncompleted contracts	110,455	87,634
Other assets	24,105	22,678
Total current assets	369,812	353,600
Property, plant and equipment, net	27,247	27,109
Goodwill, net	346,191	346,438
Intangibles, net	119,600	126,541
Other assets	30,131	34,335
Total assets	$892,981	$888,023
Liabilities
Accounts payable	$78,888	$71,095
Accrued compensation and benefits	23,656	31,151
Deferred revenue	34,858	35,601
Billings in excess of costs/estimated earnings on uncompleted contracts	18,494	14,315
Income taxes	1,179	2,574
Other liabilities	40,581	32,697
Total current liabilities	197,656	187,433
Long-term debt	190,508	179,621
Other liabilities	24,606	26,585
Total liabilities	$412,770	$393,639
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 16,536 and 17,480 shares outstanding, 25,898 and 25,730 issued	26	26
Additional paid-in capital	483,214	478,726
Retained earnings	357,629	347,242
Accumulated other comprehensive income	5,578	7,262
Treasury stock, at cost 9,362 and 8,250 shares	(366,236)	(338,872)
Total stockholders’ equity	$480,211	$494,384
Total liabilities and stockholders’ equity	$892,981	$888,023

* Derived from audited financial statements
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three (3) months ended		Six (6) months ended
	September 29 and October 1		September 29 and October 1
In thousands, except per share amounts	2012	2011	2012	2011
Revenues
Products	$46,490	$50,329	$90,638	$98,048
On-Site services	213,671	236,842	417,360	457,549
Total	260,161	287,171	507,998	555,597
Cost of sales *
Products	26,076	27,660	50,277	53,927
On-Site services	154,031	170,645	298,393	326,223
Total	180,107	198,305	348,670	380,150
Gross profit	80,054	88,866	159,328	175,447
Selling, general & administrative expenses	62,596	63,256	126,546	129,900
Intangibles amortization	3,474	3,176	6,938	6,235
Operating income	13,984	22,434	25,844	39,312
Interest expense (income), net	1,893	769	3,823	1,834
Other expenses (income), net	588	273	949	565
Income before provision for income taxes	11,503	21,392	21,072	36,913
Provision for income taxes	4,370	6,548	8,007	12,446
Net income	$7,133	$14,844	$13,065	$24,467
Earnings per common share
Basic	$0.43	$0.83	$0.77	$1.37
Diluted	$0.43	$0.83	$0.77	$1.36
Weighted-average common shares outstanding
Basic	16,696	17,858	16,990	17,917
Diluted	16,752	17,865	17,040	17,968
Dividends per share	$0.08	$0.07	$0.16	$0.14
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three (3) months ended		Six (6) months ended
	September 29 and October 1		September 29 and October 1
In thousands, except per share amounts	2012	2011	2012	2011
Net income	$7,133	$14,844	$13,065	$24,467
Other comprehensive income
Foreign currency translation adjustment	2,679	(10,842)	(1,468)	(7,723)
Pension
Actuarial gain (loss), net of taxes of ($228), $2, ($226) and $4	(368)	3	(364)	7
Amounts reclassified into results of operations, net of taxes of $47, $38, $85 and $75	75	62	136	122
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($29), $206, ($137) and $107	(47)	332	(221)	173
Amounts reclassified into results of operations, net of taxes of $65, $16, $144 and $132	105	25	233	212
Other comprehensive income (loss)	$2,444	$(10,420)	$(1,684)	$(7,209)
Comprehensive income	$9,577	$4,424	$11,381	$17,258

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six (6) months ended
	September 29 and October 1
In thousands	2012	2011
Operating Activities
Net income	$13,065	$24,467
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	9,650	9,034
Loss (gain) on sale of property	(85)	(142)
Deferred taxes	1,909	(550)
Stock compensation expense	4,606	5,418
Change in fair value of interest-rate swaps	1,195	(1,516)
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	10,693	(13,373)
Inventories, net	251	(11,286)
Costs/estimated earnings in excess of billings on uncompleted contracts	(22,804)	(4,613)
All other assets	743	362
Billings in excess of costs/estimated earnings on uncompleted contracts	4,164	559
All other liabilities	(8,947)	4,896
Net cash provided by (used for) operating activities	$14,440	$13,256
Investing Activities
Capital expenditures	(2,902)	(4,034)
Capital disposals	135	144
Acquisition of businesses (payments)/recoveries	17	(13,188)
Prior merger-related (payments)/recoveries	(2,181)	(336)
Net cash provided by (used for) investing activities	$(4,931)	$(17,414)
Financing Activities
Proceeds (repayments) from long-term debt	$10,665	$13,096
Proceeds (repayments) from short-term debt	7,160	—
Deferred financing costs	(20)	—
Purchase of treasury stock	(27,364)	(9,813)
Payment of dividends	(2,579)	(2,337)
Increase (decrease) in cash overdrafts	5,701	—
Net cash provided by (used for) financing activities	(6,437)	946
Foreign currency exchange impact on cash	$(20)	$(144)
Increase/(decrease) in cash and cash equivalents	$3,052	$(3,356)
Cash and cash equivalents at beginning of period	$22,444	$31,212
Cash and cash equivalents at end of period	$25,496	$27,856
Supplemental cash flow
Cash paid for interest	$2,236	$3,966
Cash paid for income taxes	7,629	10,308
Non-cash financing activities
Dividends payable	1,323	1,238
Capital leases	4	23

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box" or the "Company") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services solutions ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all of its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of September 29, 2012, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

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

The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2012 and 2011 were September 29, 2012 and October 1, 2011. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.

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

Note 3: Inventories

The Company’s Inventories consist of the following:

	September 30, 2012	March 31, 2012
Raw materials	$1,353	$1,260
Finished goods	74,476	74,596
Inventory, gross	75,829	75,856
Excess and obsolete inventory reserves	(19,123)	(18,900)
Inventory, net	$56,706	$56,956

Note 4: Goodwill

The following table summarizes Goodwill at the Company’s reportable segments:

	North America	Europe	All Other	Total
Goodwill (gross) at March 31, 2012	$592,608	$69,383	$2,244	$664,235
Accumulated impairment losses at March 31, 2012	(277,364)	(40,433)	—	(317,797)
Goodwill (net) at March 31, 2012	$315,244	$28,950	$2,244	$346,438

Currency translation	(13)	(256)	19	(250)
Current period acquisitions (see Note 9)	—	—	3	3

Goodwill (gross) at September 30, 2012	$592,595	$69,127	$2,266	$663,988
Accumulated impairment losses at September 30, 2012	(277,364)	(40,433)	—	(317,797)
Goodwill (net) at September 30, 2012	$315,231	$28,694	$2,266	$346,191

At September 29, 2012, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2013 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.

Note 5: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	September 30, 2012			March 31, 2012
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,216	$10,563	$1,653	$12,228	$10,194	$2,034
Customer relationships	140,669	53,368	87,301	140,669	47,226	93,443
Acquired backlog	20,838	17,931	2,907	20,838	17,513	3,325
Total	$173,723	$81,862	$91,861	$173,735	$74,933	$98,802
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$209,715	$90,115	$119,600	$209,727	$83,186	$126,541

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts by Intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer Relationships	Total
Balance at March 31, 2012	$27,739	$5,359	$93,443	$126,541
Amortization expense	—	(796)	(6,142)	(6,938)
Currency translation	—	(3)	—	(3)
Balance at September 30, 2012	$27,739	$4,560	$87,301	$119,600

Intangibles amortization was $3,474 and $3,176 for the three (3) months ended September 30, 2012 and 2011, respectively, and $6,938 and $6,235 for the six (6) months ended September 30, 2012 and 2011, respectively.

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2013, each of the succeeding four (4) fiscal years and the periods thereafter. These estimates are based on the carrying amounts of Intangible assets as of September 30, 2012 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal
2013	$6,948
2014	12,656
2015	11,174
2016	10,758
2017	9,426
Thereafter	40,899
Total	$91,861

Note 6: Indebtedness

Short-Term Debt
The Company finances certain vendor-specific inventory under an unsecured revolving arrangement through a third party. The outstanding balance for this unsecured revolving arrangement was $7,160 as of September 30, 2012 and is recorded as a current liability in Other Liabilities within the Company's Consolidated Balance Sheets.

Long-Term Debt

The Company’s Long-term debt consists of the following:

	September 30, 2012	March 31, 2012
Revolving credit agreement	$190,440	$179,470
Other	213	514
Total debt	$190,653	$179,984
Less: current portion (included in Other liabilities)	(145)	(363)
Long-term debt	$190,508	$179,621

On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2012, the Company was in compliance with all covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended September 30, 2012 was $214,530, $206,331 and 1.6%, respectively, compared to $216,180, $203,889 and 1.0%, respectively, for the three (3) months ended September 30, 2011. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six (6) months ended September 30, 2012 was $214,530, $198,503 and 1.5%, respectively, compared to $216,180, $191,726 and 1.1%, respectively, for the six (6) months ended September 30, 2011.

As of September 30, 2012, the Company had $4,654 outstanding in letters of credit and $204,906 in unused commitments under the Credit Agreement.

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

As of September 30, 2012, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $51,250 and will expire within eleven months. There was no hedge ineffectiveness during Fiscal 2013 or Fiscal 2012.

Interest-rate Swaps
On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that was based on a three-month LIBOR rate versus a 2.28% fixed rate and had a notional value of $100,000 (which reduced to $50,000 on July 27, 2011 and terminated on July 27, 2012). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that was based on a three-month LIBOR rate versus a 0.58% fixed rate and had a notional value of $75,000 and terminated on July 26, 2012. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a three-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. Each interest-rate swap discussed above does not qualify for hedge accounting and all such interest-rate swaps are collectively hereinafter referred to as the "interest-rate swaps."

The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)	$—	$—	$639	$1,272
Foreign currency contracts	Other assets (current)	$523	$323	$—	$—
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (current)	$—	$—	$2,968	$1,773

		Three (3) months ended		Six (6) months ended
		September 30		September 30
	Classification	2012	2011	2012	2011
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(47)	$332	$(221)	$173
(Gain) loss reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$105	$25	$233	$212
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$549	$604	$1,195	$1,516

Note 8: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of
	September 30, 2012
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$523	$—	$523

	Liabilities at Fair Value as of
	September 30, 2012
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$639	$—	$639
Interest-rate swaps	—	2,968	—	2,968
Total	$—	$3,607	$—	$3,607

Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.

Note 9: Acquisitions

Fiscal 2013
There have been no acquisitions during the six (6) month period ended September 30, 2012.

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

The fair values of assets acquired and liabilities assumed for InnerWireless are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but additional information not yet available is necessary to finalize those fair values. Thus, the provisional measurements of fair value are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date.

Note 10: Income Taxes

The Company's provision for income taxes was $4,370, an effective tax rate of 38.0% on income before provision for income taxes of $11,503, and provision for income taxes was $6,548, an effective tax rate of 30.6% on income before provision for income taxes of $21,392, for the three (3) months ended September 30, 2012 and 2011, respectively. The Company's provision for income taxes was $8,007, an effective tax rate of 38.0% on income before provision for income taxes of $21,072, and provision for income taxes was $12,446, an effective tax rate of 33.7% on income before provision for income taxes of $36,913, for the six (6) months ended September 30, 2012 and 2011, respectively. During the six (6) months ended September 30, 2011, the Company reduced its provision for income taxes by$1,579 due to an agreement with the Internal Revenue Service ("IRS") to conclude the previously-disclosed IRS audit for Fiscal 2007 through Fiscal 2010 which is the primary cause for the increase in the effective rate from 33.7% for six (6) months ended September 30, 2011 to 38.0% for the six (6) months ended September 30, 2012. The effective rate for the six (6) months ended September 30, 2012 of 38.0% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by the reduction of deferred tax liabilities associated with previously-taxed income and foreign earnings taxed at a lower statutory rate.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discreet items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Fiscal 2011 and Fiscal 2012 remains open to examination by the IRS and Fiscal 2008 through Fiscal 2012 remain open to examination by certain state and foreign taxing jurisdictions.

Note 11: Stock-based Compensation

In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan") which replaces the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of September 30, 2012, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 2,926,408 shares of common stock, par value $0.001 per share (the "common stock").

The Company recognized stock-based compensation expense of $1,735 and $2,046 for the three (3) months ended September 30, 2012 and 2011, respectively, and $4,606 and $5,418 for the six (6) months ended September 30, 2012 and 2011, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $638 and $751 for the three (3) months ended September 30, 2012 and 2011, respectively, and $1,693 and $1,988 for the six (6) months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

Stock options
Stock option awards are granted with an exercise price equal to the closing market price of the common stock on the date of grant; such stock options generally become exercisable in equal amounts over a three-year period and have a contractual life of ten years from the grant date. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model which includes the following weighted-average assumptions.

	Six (6) months ended
	September 30
	2012	2011
Expected life (in years)	7.0	4.8
Risk free interest rate	0.8%	1.7%
Annual forfeiture rate	2.0%	2.1%
Volatility	44.6%	45.3%
Dividend yield	1.0%	0.7%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2012	2,827	$34.95
Granted	184	22.07
Exercised	—	—
Forfeited or expired	(131)	33.14
Outstanding at September 30, 2012	2,880	$34.21	4.3	$618
Exercisable at September 30, 2012	2,521	$35.20	3.6	$—

The weighted-average grant-date fair value of options granted during the six (6) months ended September 30, 2012 and 2011 was $9.02 and $12.42, respectively. The intrinsic value of options exercised during the six (6) months ended September 30, 2012 and 2011 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on September 28, 2012 of $25.52.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Non-vested at March 31, 2012	382	$12.15
Granted	184	9.02
Forfeited	(19)	11.36
Vested	(188)	12.16
Non-vested at September 30, 2012	359	$10.57

As of September 30, 2012, there was $2,878 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2012	280	$31.23
Granted	175	22.07
Vested	(167)	29.25
Forfeited	(10)	29.75
Outstanding at September 30, 2012	278	$26.71

The total fair value of shares that vested during the six (6) months ended September 30, 2012 and 2011 was $3,674 and $3,921, respectively.

As of September 30, 2012, there was $5,476 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.9 years.

Performance share awards
Performance share awards are subject to one of the performance goals - the Company's Relative Total Shareholder Return ("TSR") Ranking or cumulative Adjusted EBITDA - over a three year period. The Company’s Relative TSR Ranking metric is based on the three (3) year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation valuation method which includes the following weighted-average assumptions.

	Six (6) months ended
	September 30
	2012	2011
Expected volatility	41.3%	50.8%
Risk free interest rate	0.4%	0.9%
Dividend yield	1.0%	0.7%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2012	183	$33.77
Granted	111	22.35
Vested	—	—
Forfeited	(11)	30.98
Outstanding at September 30, 2012	283	$29.39

The total fair value of shares that vested during the six (6) months ended September 30, 2012 and 2011 was $0 and $1,679, respectively.

As of September 30, 2012, there was $3,209 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.9 years.

Note 12: Earnings Per Share

The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented (share numbers in thousands):

	Three (3) months ended		Six (6) months ended
	September 30		September 30
	2012	2011	2012	2011
Net income	$7,133	$14,844	$13,065	$24,467
Weighted-average common shares outstanding (basic)	16,696	17,858	16,990	17,917
Effect of dilutive securities from equity awards	56	7	50	51
Weighted-average common shares outstanding (diluted)	16,752	17,865	17,040	17,968
Basic earnings per common share	$0.43	$0.83	$0.77	$1.37
Dilutive earnings per common share	$0.43	$0.83	$0.77	$1.36

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,995,383 and 3,426,856 non-dilutive equity awards outstanding for the three (3) months ended September 30, 2012 and 2011, respectively, and 3,021,373 and 2,613,124 non-dilutive equity awards outstanding for the six (6) months ended September 30, 2012 and 2011, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Stockholder's Equity

Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	September 30, 2012	March 31, 2012
Foreign currency translation adjustment	$15,578	$17,046
Derivative instruments, net of tax	(141)	(153)
Defined benefit pension, net of tax	(9,859)	(9,631)
Accumulated other comprehensive income	$5,578	$7,262

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
2Q13	September 28, 2012	October 12, 2012	$0.08	$1,323
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
2Q12	September 30, 2011	October 13, 2011	$0.07	$1,238
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,262

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

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three (3) months ended		Six (6) months ended
	September 30		September 30
	2012	2011	2012	2011
Common stock purchased	398,509	361,200	1,112,558	406,978
Aggregate purchase price	$10,133	$8,292	$27,365	$9,812
Average purchase price	$25.43	$22.96	$24.60	$24.11

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

Since the inception of the repurchase program in April 1999 through September 30, 2012, the Company has repurchased 9,255,340 shares of common stock for an aggregate purchase price of $363,251, or an average purchase price per share of $39.25. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of September 30, 2012, 244,660 shares were available under repurchase programs approved by the Board which includes 1,000,000 shares approved for repurchase by the Board on May 4, 2012. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio.

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

The following table presents financial information about the Company’s reportable segments by geographic region:

	Three (3) months ended		Six (6) months ended
	September 30		September 30
	2012	2011	2012	2011
North America
Revenues	$227,534	$251,457	$442,802	$484,794
Operating income	11,810	18,316	21,371	32,302
Depreciation	1,188	1,253	2,403	2,541
Intangibles amortization	3,468	3,163	6,926	6,212
Assets (as of September 30)	841,214	1,118,907	841,214	1,118,907
Europe
Revenues	$22,365	$26,483	$46,007	$52,837
Operating income	900	2,839	2,161	5,117
Depreciation	112	89	212	189
Intangibles amortization	6	11	12	20
Assets (as of September 30)	79,265	122,723	79,265	122,723
All Other
Revenues	$10,262	$9,231	$19,189	$17,966
Operating income	1,274	1,279	2,312	1,893
Depreciation	47	37	97	69
Intangibles amortization	—	2	—	3
Assets (as of September 30)	29,414	26,911	29,414	26,911

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following table reconciles segment assets to total consolidated assets as of September 30, 2012 and 2011:

	September 30
	2012	2011
Segment assets for North America, Europe and All Other	$949,893	$1,268,541
Corporate eliminations	(56,912)	(60,427)
Total consolidated assets	$892,981	$1,208,114

The following table presents financial information about the Company by service type:

	Three (3) months ended		Six (6) months ended
	September 30		September 30
	2012	2011	2012	2011
Data Infrastructure
Revenues	$61,747	$66,291	$123,521	$128,672
Gross profit	16,291	15,912	31,876	31,560
Voice Communications
Revenues	$151,924	$170,551	$293,839	$328,877
Gross profit	43,349	50,285	87,091	99,766
Technology Products
Revenues	$46,490	$50,329	$90,638	$98,048
Gross profit	20,414	22,669	40,361	44,121

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").

The discussion and analysis for the three (3) months ended September 30, 2012 and 2011 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2012 (the "Form 10-K"). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of September 30, 2012 and 2011 were September 29, 2012 and October 1, 2011, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.

The Company
Black Box is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all of its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of September 30, 2012, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

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

There is and has been a trend toward convergence of voice and data networks, in each of which the Company has technical expertise which the Company believes is a competitive advantage. Both the Voice Communications and Data Infrastructure businesses generate backlog. At September 30, 2012, the Company’s backlog, defined as expected revenue related to executed client purchase orders or contracts that are estimated to be complete within 180 days, was approximately $203,280 and relates primarily to Voice Communications and Data Infrastructure.

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

The Company targets strategic acquisitions which it believes will deepen its capabilities and expand market opportunity. The Company has completed two (2) strategic acquisitions from April 1, 2011 through September 30, 2012 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Communications and North America Data Infrastructure for the periods under review. There were no acquisitions during Fiscal 2013. During Fiscal 2012, the Company acquired InnerWireless, Inc. ("InnerWireless") which is its first acquisition in the rapidly-growing in-building wireless market and PS Technologies, LLC ("PS Tech") which is its first acquisition in the rapidly-growing enterprise video communications market. The acquisitions noted above are collectively referred to as the "Acquired Companies." The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Operations beginning on their respective acquisition dates.

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

	Three (3) months ended		Six (6) months ended
	September 30		September 30
	2012	2011	2012	2011
Amortization of intangible assets on acquisitions	$3,468	$3,163	$6,926	$6,212
Restructuring expense	2,051	—	4,031	—
Impact on Operating income	$(5,519)	$(3,163)	$(10,957)	$(6,212)
Change in fair value of the interest-rate swaps	549	(604)	1,195	(1,516)
Impact on Income before provision for income taxes	$(6,068)	$(2,559)	$(12,152)	$(4,696)

The following table provides information on Revenues and Operating income by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three (3) months ended				Six (6) months ended
	September 30				September 30
	2012		2011		2012		2011
	$	% of total revenue	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
North America	$227,534	87.5%	$251,457	87.6%	$442,802	87.1%	$484,794	87.3%
Europe	22,365	8.6%	26,483	9.2%	46,007	9.1%	52,837	9.5%
All Other	10,262	3.9%	9,231	3.2%	19,189	3.8%	17,966	3.2%
Total	$260,161	100%	$287,171	100%	$507,998	100.0%	$555,597	100.0%
Operating income
North America	$11,810		$18,316		$21,371		$32,302
% of North America revenues	5.2%		7.3%		4.8%		6.7%
Europe	$900		$2,839		$2,161		$5,117
% of Europe revenues	4.0%		10.7%		4.7%		9.7%
All Other	$1,274		$1,279		$2,312		$1,893
% of All Other revenues	12.4%		13.9%		12.0%		10.5%
Total	$13,984	5.4%	$22,434	7.8%	$25,844	5.1%	$39,312	7.1%

The following table provides information on Revenues and Gross profit by service type (Data Infrastructure, Voice Communications and Technology Products). The table below should be read in conjunction with the following discussions.

	Three (3) months ended				Six (6) months ended
	September 30				September 30
	2012		2011		2012		2011
	$	% of total revenue	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
Data Infrastructure	$61,747	23.7%	$66,291	23.1%	$123,521	24.3%	$128,672	23.2%
Voice Communications	151,924	58.4%	170,551	59.4%	293,839	57.9%	328,877	59.2%
Technology Products	46,490	17.9%	50,329	17.5%	90,638	17.8%	98,048	17.6%
Total	$260,161	100%	$287,171	100%	$507,998	100.0%	$555,597	100.0%
Gross profit
Data Infrastructure	$16,291		$15,912		$31,876		$31,560
% of Data Infrastructure revenues	26.4%		24.0%		25.8%		24.5%
Voice Communications	$43,349		$50,285		$87,091		$99,766
% of Voice Communications revenues	28.5%		29.5%		29.6%		30.3%
Technology Products	$20,414		$22,669		$40,361		$44,121
% of Technology Products revenues	43.9%		45.0%		44.5%		45.0%
Total	$80,054	30.8%	$88,866	30.9%	$159,328	31.4%	$175,447	31.6%

Three (3) months ended September 30, 2012 ("2Q13") compared to three (3) months ended September 30, 2011 ("2Q12"):

Total Revenues
Total revenues for 2Q13 were $260,161, a decrease of 9% compared to total revenues for 2Q12 of $287,171. The Acquired Companies contributed incremental revenue of $15,619 and $8,053 for 2Q13 and 2Q12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $2,178 in 2Q13 relative to the U.S. dollar, total revenues would have decreased 12% from $279,118 in 2Q12 to $246,720 in 2Q13 for the reasons discussed below.

Revenues by Geography

North America
Revenues in North America for 2Q13 were $227,534, a decrease of 10% compared to revenues for 2Q12 of $251,457. The Acquired Companies contributed incremental revenue of $15,619 and $8,053 for 2Q13 and 2Q12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $107 in 2Q13 relative to the U.S. dollar, North American revenues would have decreased 13% from $243,404 in 2Q12 to $212,022 in 2Q13. The Company believes that this decrease was primarily due to decreased activity for Voice Communications within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation and decreased activity within the business services, retail services and healthcare revenue verticals and for Data Infrastructure within the business services, financial services and retail services revenue verticals along with relatively comparable activity for Technology Products.

Europe
Revenues in Europe for 2Q13 were $22,365, a decrease of 16% compared to revenues for 2Q12 of $26,483. Excluding the negative exchange rate impact of $1,973 in 2Q13 relative to the U.S. dollar, European revenues would have decreased 8% from $26,483 in 2Q12 to $24,338 in 2Q13. The Company believes this decrease was primarily due a general decrease in activity for its Technology Products along with relatively comparable activity for Data Infrastructure.

All Other
Revenues for All Other for 2Q13 were $10,262, an increase of 11% compared to revenues for 2Q12 of $9,231. Excluding the negative exchange rate impact of $98 in 2Q13 relative to the U.S. dollar, All Other revenues would have increased 12% from $9,231 in 2Q12 to $10,360 in 2Q13.

Revenue by Service Type

Data Infrastructure
Revenues from Data Infrastructure for 2Q13 were $61,747, a decrease of 7% compared to revenues for 2Q12 of $66,291. The Acquired Companies contributed incremental revenue of $8,547 and $0 for 2Q13 and 2Q12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $721 in 2Q13 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have decreased 19% from $66,291 in 2Q12 to $53,921 in 2Q13. The Company believes that this decrease was primarily due to decreased activity in North America within the business services, financial services and retail services revenue verticals along with relatively comparable activity in Europe.

Voice Communications
Revenues from Voice Communications for 2Q13 were $151,924, a decrease of 11% compared to revenues for 2Q12 of $170,551. The Acquired Companies contributed incremental revenue of $7,072 and $8,053 for 2Q13 and 2Q12, respectively. Excluding the effects of the acquisitions, Voice Communications revenues would have decreased 11% from $162,498 in 2Q12 to $144,852 in 2Q13. The Company believes that this decrease was primarily due to decreased activity within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation and decreased activity within the business services, retail services and healthcare revenue verticals. There was no exchange rate impact on Voice Communications revenues as all of the Company’s Voice Communications revenues are denominated in U.S. dollars.

Technology Products
Revenues from Technology Products for 2Q13 were $46,490, a decrease of 8% compared to revenues for 2Q12 of $50,329. Excluding the negative exchange rate impact of $1,457 in 2Q13 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have decreased 5% from $50,329 in 2Q12 to $47,947 in 2Q13. The Company believes this decrease was primarily due to a general decrease in activity in Europe along with relatively comparable activity in North America.

Gross profit
Gross profit for 2Q13 was $80,054, a decrease of 10% compared to gross profit for 2Q12 of $88,866. Gross profit as a percent of revenues for 2Q13 was 30.8%, a decrease of 0.1% compared to Gross profit as a percent of revenues for 2Q12 of 30.9%. The Company believes the decrease in gross profit is primarily due to the decrease in revenues. The Company believes the decrease in gross profit as a percent of revenue was due primarily to competitive pricing pressure for projects in Voice Communications and Technology Products (primarily in Europe) and a federal project in Voice Communications that carried lower than normal gross profit as a percent of revenue partially offset by a percentage increase in Data Infrastructure primarily due to project mix.

Gross profit for Data Infrastructure for 2Q13 was $16,291, or 26.4% of revenues, compared to gross profit for 2Q12 of $15,912, or 24.0% of revenues. Gross profit for Voice Communications for 2Q13 was $43,349, or 28.5% of revenues, compared to gross profit for 2Q12 of $50,285, or 29.5% of revenues. Gross profit for Technology Products for 2Q13 was $20,414, or 43.9% of revenues, compared to gross profit for 2Q12 of $22,669, or 45.0% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 2Q13 were $62,596, a decrease of 1% compared to Selling, general & administrative expenses for 2Q12 of $63,256. Selling, general & administrative expenses as a percent of revenues for 2Q13 were 24.1%, an increase of 2.1%, compared to Selling, general & administrative expenses as a percent of revenues for 2Q12 of 22.0%. The decrease in Selling, general & administrative expenses was primarily due to the impact of the Company's continued effort to provide an efficient cost structure and a decrease in stock-based compensation expense of $311, partially offset by additional operating expenses for the Acquired Companies of $2,418 and restructuring expense of $1,705. The increase in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to decreased revenues and the increase in restructuring expense discussed above partially offset by the cost-savings from restructuring activities and the decrease in stock-based compensation expense discussed above.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Many of these expenses do not change significantly with changes in revenue.

Intangibles amortization
Intangibles amortization for 2Q13 was $3,474, an increase of 9% compared to Intangibles amortization for 2Q12 of $3,176. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the second quarter of Fiscal 2012 partially offset by the amortization run-out for certain intangible assets.

Operating income
As a result of the foregoing, Operating income for 2Q13 was $13,984, a decrease of 38% compared to Operating income for 2Q12 of $22,434 and Operating income as a percent of revenues for 2Q13 was 5.4%, a decrease of 2.4% compared to Operating income as a percent of revenues for 2Q12 of 7.8%.

Interest expense (income), net
Interest expense for 2Q13 was $1,893, an increase of 146% compared to Interest expense for 2Q12 of $769. Interest expense as a percent of revenues for 2Q13 was 0.7%, an increase of 0.4% compared to Interest expense as a percent of revenues for 2Q12 of 0.3%. The Company’s interest-rate swaps (as defined below) contributed a loss of $549 and a gain of $604 for 2Q13 and 2Q12, respectively, due to the change in fair value. Excluding the Company's interest-rate swaps, Interest expense is relatively comparable period over period.

Excluding the Company's interest-rate swaps, the decrease in Interest expense is primarily due to a decrease in fixed settlements on the interest rate swaps caused by a reduction in the weighted-average swap rate partially offset by increases in the weighted-average interest rate from 1.0% for 2Q12 to 1.6% for 2Q13 and in the weighted-average outstanding debt from $203,889 for 2Q12 to $206,331 for 2Q13. The increase in the weighted-average interest rate is due primarily to the Credit Agreement (see below) entered into by the Company on March 23, 2012 that has slightly less favorable terms than did its predecessor.

Provision for income taxes
The tax provision for 2Q13 was $4,370, an effective tax rate of 38.0%. This compares to the tax provision for 2Q12 of $6,548, an effective tax rate of 30.6%. The tax rate for 2Q13 was higher than 2Q12 primarily due to a reduction in reserves during 2Q12 related to the settlement of an Internal Revenue Service audit for Fiscal 2007 through Fiscal 2010. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income
As a result of the foregoing, Net Income for 2Q13 was $7,133, a decrease of 52% compared to Net income for 2Q12 of $14,844 and Net income as a percent of revenues for 2Q13 was 2.7%, a decrease of 2.5% compared to Net income as a percent of revenues for 2Q12 of 5.2%.

Six (6) months ended September 30, 2012 ("2QYTD13") compared to six (6) months ended September 30, 2011 ("2QYTD12"):

Total Revenues
Total revenues for 2QYTD13 were $507,998, a decrease of 9% compared to total revenues for 2QYTD12 of $555,597. The Acquired Companies contributed incremental revenue of $29,758 and $8,053 for 2QYTD13 and 2QYTD12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $4,714 in 2QYTD13 relative to the U.S. dollar, total revenues would have decreased 12% from $547,544 in 2QYTD12 to $482,954 in 2QYTD13 for the reasons discussed below.

Revenues by Geography

North America
Revenues in North America for 2QYTD13 were $442,802, a decrease of 9% compared to revenues for 2QYTD12 of $484,794. The Acquired Companies contributed incremental revenue of $29,758 and $8,053 for 2QYTD13 and 2QYTD12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $360 in 2QYTD13 relative to the U.S. dollar, North American revenues would have decreased 13% from $476,741 in 2QYTD12 to $413,404 in 2QYTD13. The Company believes that this decrease was primarily due to decreased activity for Voice Communications within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation and decreased activity within the business services, retail services and healthcare revenue verticals and for Data Infrastructure within the business services, financial services, retail services and manufacturing revenue verticals along with relatively comparable activity for Technology Products.

Europe
Revenues in Europe for 2QYTD13 were $46,007, a decrease of 13% compared to revenues for 2QYTD12 of $52,837. Excluding the negative exchange rate impact of $4,198 in 2QYTD13 relative to the U.S. dollar, European revenues would have decreased 5% from $52,837 in 2QYTD12 to $50,205 in 2QYTD13. The Company believes this decrease was primarily due a general decrease in activity for its Technology Products along with relatively comparable activity for Data Infrastructure.

All Other
Revenues for All Other for 2QYTD13 were $19,189, an increase of 7% compared to revenues for 2QYTD12 of $17,966. Excluding the negative exchange rate impact of $156 in 2QYTD13 relative to the U.S. dollar, All Other revenues would have increased 8% from $17,966 in 2QYTD12 to $19,345 in 2QYTD13.

Revenue by Service Type

Data Infrastructure
Revenues from Data Infrastructure for 2QYTD13 were $123,521, a decrease of 4% compared to revenues for 2QYTD12 of $128,672. The Acquired Companies contributed incremental revenue of $16,578 and $0 for 2QYTD13 and 2QYTD12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,602 in 2QYTD13 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have decreased 16% from $128,672 in 2QYTD12 to $108,545 in 2QYTD13. The Company believes that this decrease was primarily due to decreased activity in North America within the business services, financial services, retail services and manufacturing revenue verticals along with relatively comparable activity in Europe.

Voice Communications
Revenues from Voice Communications for 2QYTD13 were $293,839, a decrease of 11% compared to revenues for 2QYTD12 of $328,877. The Acquired Companies contributed incremental revenue of $13,180 and $8,053 for 2QYTD13 and 2QYTD12, respectively. Excluding the effects of the acquisitions, Voice Communications revenues would have decreased 13% from $320,824 in 2QYTD12 to $280,659 in 2QYTD13. The Company believes that this decrease was primarily due to decreased activity within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation and decreased activity within the business services, retail services and healthcare revenue verticals. There was no exchange rate impact on Voice Communications revenues as all of the Company’s Voice Communications revenues are denominated in U.S. dollars.

Technology Products
Revenues from Technology Products for 2QYTD13 were $90,638, a decrease of 8% compared to revenues for 2QYTD12 of $98,048. Excluding the negative exchange rate impact of $3,112 in 2QYTD13 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have decreased 4% from $98,048 in 2QYTD12 to $93,750 in 2QYTD13. The Company believes this decrease was primarily due to a general decrease in activity in Europe along with relatively comparable activity in North America.

Gross profit
Gross profit for 2QYTD13 was $159,328, a decrease of 9% compared to gross profit for 2QYTD12 of $175,447. Gross profit as a percent of revenues for 2QYTD13 was 31.4%, a decrease of 0.2% compared to Gross profit as a percent of revenues for 2QYTD12 of 31.6%. The Company believes the decrease in gross profit is primarily due to the decrease in revenues. The Company believes the decrease in gross profit as a percent of revenue was due primarily to competitive pricing pressure for projects in Voice Communications and Technology Products (primarily in Europe) partially offset by a percentage increase in Data Infrastructure primarily due to project mix.

Gross profit for Data Infrastructure for 2QYTD13 was $31,876, or 25.8% of revenues, compared to gross profit for 2QYTD12 of $31,560, or 24.5% of revenues. Gross profit for Voice Communications for 2QYTD13 was $87,091, or 29.6% of revenues, compared to gross profit for 2QYTD12 of $99,766, or 30.3% of revenues. Gross profit for Technology Products for 2QYTD13 was $40,361, or 44.5% of revenues, compared to gross profit for 2QYTD12 of $44,121, or 45.0% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 2QYTD13 were $126,546, a decrease of 3% compared to Selling, general & administrative expenses for 2QYTD12 of $129,900. Selling, general & administrative expenses as a percent of revenues for 2QYTD13 were 24.9%, an increase of 1.5%, compared to Selling, general & administrative expenses as a percent of revenues for 2QYTD12 of 23.4%. The decrease in Selling, general & administrative expenses was primarily due to the impact of the Company's continued effort to provide an efficient cost structure and a decrease in stock-based compensation expense of $812, partially offset by additional operating expenses for the Acquired Companies of $5,633 and restructuring expense of $3,685. The increase in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to decreased Revenues and the increase in restructuring expense discussed above partially offset by the cost-savings from restructuring activities and the decrease in stock-based compensation expense discussed above.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Many of these expenses do not change significantly with changes in revenue.

Intangibles amortization
Intangibles amortization for 2QYTD13 was $6,938, an increase of 11% compared to Intangibles amortization for 2QYTD12 of $6,235. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the second quarter of Fiscal 2012 partially offset by the amortization run-out for certain intangible assets.

Operating income
As a result of the foregoing, Operating income for 2QYTD13 was $25,844, a decrease of 34% compared to Operating income for 2QYTD12 of $39,312 and Operating income as a percent of revenues for 2QYTD13 was 5.1%, a decrease of 2.0% compared to Operating income as a percent of revenues for 2QYTD12 of 7.1%.

Interest expense (income), net
Interest expense for 2QYTD13 was $3,823, an increase of 109% compared to Interest expense for 2QYTD12 of $1,834. Interest expense as a percent of revenues for 2QYTD13 was 0.8%, an increase of 0.5% compared to Interest expense as a percent of revenues for 2QYTD12 of 0.3%. The Company’s interest-rate swaps (as defined below) contributed a loss of $1,195 and a gain of $1,516 for 2QYTD13 and 2QYTD12, respectively, due to the change in fair value.

Excluding the Company's interest-rate swaps, the decrease in Interest expense is primarily due to a decrease in fixed settlements on the interest rate swaps caused by a reduction in the weighted-average swap rate and a decrease in the weighted-average interest rate from 1.1% for 2QYTD12 to 1.0% for 2QYTD13 partially offset by increases in the weighted-average outstanding debt from $191,726 for 2QYTD12 to $198,503 for 2QYTD13.

Provision for income taxes
The tax provision for 2QYTD13 was $8,007, an effective tax rate of 38.0%. This compares to the tax provision for 2QYTD12 of $12,446, an effective tax rate of 33.7%. The tax rate for 2QYTD13 was higher than 2QYTD12 primarily due to a reduction in reserves during 2Q12 related to the settlement of an Internal Revenue Service audit for Fiscal 2007 through Fiscal 2010. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income
As a result of the foregoing, Net Income for 2QYTD13 was $13,065, a decrease of 47% compared to Net income for 2QYTD12 of $24,467 and Net income as a percent of revenues for 2QYTD13 was 2.6%, a decrease of 1.8% compared to Net income as a percent of revenues for 2QYTD12 of 4.4%.

Liquidity and Capital Resources

Operating Activities
Net cash provided by operating activities during 2QYTD13 was $14,440. Significant factors contributing to the source of cash were: net income of $13,065 inclusive of non-cash charges of $9,650 and $4,606 for amortization/depreciation expense and stock compensation expense, respectively, as well as a decrease in trade accounts receivable of $10,693, and an increase in billings in excess of costs of $4,164. Significant factors contributing to the use of cash were: an increase in costs in excess of billings of $22,804 (primarily due to large contracts where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition) and decreases in accrued compensation of $7,402 (primarily due to the payment of Fiscal 2012 year-end bonuses and incentive compensation during 1Q13). Changes in the above accounts are based on average Fiscal 2013 exchange rates.

Net cash provided by operating activities during 2QYTD12 was $13,256. Significant factors contributing to the source of cash were: net income of $24,467 inclusive of non-cash charges of $9,034 and $5,418 for amortization/depreciation expense and stock compensation expense, respectively, as well as an increase in trade accounts payable of $15,646. Significant factors contributing to the cash outflow were: increases in inventory, trade accounts receivable and costs in excess of billings of $11,286, $13,373 and $4,613, respectively, as well as decreases in accrued compensation and deferred revenue of $7,174 and $3,463, respectively. The increase in inventory is primarily due to higher inventory levels to better serve the needs of the Company's clients and the increase in trade accounts receivable is primarily due to the increase in revenue levels and the acquisition of PS Tech. Changes in the above accounts are based on average Fiscal 2012 exchange rates.

As of September 30, 2012 and 2011, the Company had Cash and cash equivalents of $25,496 and $27,856, respectively, working capital of $172,156 and $181,046, respectively, and a current ratio of 1.9 and 1.8, respectively.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next twelve (12) months.

Investing Activities
Net cash used for investing activities during 2QYTD13 was $4,931. Significant factors contributing to the use of cash were: $2,902 for gross capital expenditures and $2,164 for acquisition activity.

Net cash used for investing activities during 2QYTD12 was $17,414. Significant factors contributing to the cash outflow were:
$4,034 for gross capital expenditures and $13,188 for acquisition activity.

Financing Activities
Net cash used for financing activities during 2QYTD13 was $6,437. Significant factors contributing to the use of cash were: $27,364 for the purchase of treasury stock (including $983 for the purchase of treasury stock related to the vesting in May 2012 of certain restricted stock units) and $2,579 for the payment of dividends. Significant factors contributing to the source of cash were: $10,665 of net borrowings on long-term debt, $7,160 of net borrowings on short-term debt and $5,701 of cash overdrafts.

Net cash provided by financing activities during 2QYTD12 was $946. Significant factors contributing to the source of cash was $13,096 of net borrowings on long-term debt. Significant factors contributing to the use of cash were: $9,813 for the purchase of treasury stock (including $1,521 for the purchase of treasury stock related to the vesting in May 2011 of certain restricted stock units and performance shares) and $2,337 for the payment of dividends.

Total Debt
Revolving Credit Agreement – On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2012, the Company was in compliance with all covenants under the Credit Agreement.

As of September 30, 2012, the Company had total debt outstanding of $190,653. Total debt was comprised of $190,440 outstanding under the Credit Agreement and $213 of obligations under capital leases and various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three (3) months ended September 30, 2012 was $214,530, $206,331 and 1.6%, respectively, compared to $216,180, $203,889 and 1.0%, respectively, for the three (3) months ended September 30, 2011. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six (6) months ended September 30, 2012 was $214,530, $198,503 and 1.5%, respectively, compared to $216,180, $191,726 and 1.1%, respectively, for the six (6) months ended September 30, 2011.

As of September 30, 2012, the Company had $4,654 outstanding in letters of credit and $204,906 in unused commitments under the Credit Agreement.

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
2Q13	September 28, 2012	October 12, 2012	$0.08	$1,323
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
2Q12	September 30, 2011	October 13, 2011	$0.07	$1,238
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,262

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

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three (3) months ended		Six (6) months ended
	September 30		September 30
	2012	2011	2012	2011
Common Stock purchased	398,509	361,200	1,112,558	406,978
Aggregate purchase price	$10,133	$8,292	$27,365	$9,812
Average purchase price	$25.43	$22.96	$24.60	$24.11

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

Since the inception of the repurchase program in April 1999 through September 30, 2012, the Company has repurchased 9,255,340 shares of common stock for an aggregate purchase price of $363,251, or an average purchase price per share of $39.25. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of September 30, 2012, 244,660 shares were available under repurchase programs approved by the Board which includes 1,000,000 shares approved for repurchase by the Board on May 4, 2012. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the New Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the New Credit Agreement if such event would violate a consolidated leverage ratio.

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

Valuation of Goodwill
At September 29, 2012, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2013 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.

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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of September 30, 2012, the Company had total long-term obligations of $190,440 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement (discussed in more detail below) and $65,440 was in variable rate obligations. As of September 30, 2012, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $161 ($100 net of tax) assuming the Company employed no intervention strategies.

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

On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that was based on a three-month LIBOR rate versus a 2.28% fixed rate and had a notional value of $100,000 (which reduced to $50,000 on July 27, 2011 and terminated on July 27, 2012). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that was based on a three-month LIBOR rate versus a 0.58% fixed rate and had a notional value of $75,000 and terminated on July 26, 2012. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a three-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. Changes in the fair market value of the interest-rate swap are recorded as an asset or liability within the Company’s Consolidated Balance Sheets and Interest expense (income) within the Company’s Consolidated Statements of Operations.

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

As of September 30, 2012, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.97 to 1.03 Australian dollar, 1.00 to 1.04 Canadian dollar, 5.75 to 6.03 Danish krone, 0.75 to 0.81 Euro, 13.51 to 13.51 Mexican peso, 5.86 to 6.08 Norwegian kroner, 0.62 to 0.64 British pound sterling, 6.58 to 7.25 Swedish krona, 0.95 to 0.95 Swiss franc and 79.38 to 81.23 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $51,250 and will expire within eleven months.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2012. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2012 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisitions of InnerWireless during Fiscal 2012. InnerWireless represents approximately 3%, respectively, of the Company's total assets as of September 29, 2012. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2012 excludes an assessment of the internal control over financial reporting of InnerWireless.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 29, 2012	64,500	$28.01	64,500	578,669
July 30, 2012 to August 26, 2012	334,009	$24.93	334,009	244,660
August 27, 2012 to September 29, 2012	—	$—	—	244,660
Total	398,509	$25.43	398,509	244,660

As of September 29, 2012, 244,660 shares, which includes 1,000,000 shares approved for repurchase by the Board on May 4, 2012, were available under repurchase programs approved by the Board and announced on November 11, 2003, August 10, 2004 and November 7, 2006.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1	Agreement between the Company and Timothy C. Huffmyer (1)
10.2	Agreement between the Company and R. Terry Blakemore (2)
21.1	Subsidiaries of the Registrant (3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101	Interactive Data File (4)

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(3)	Filed herewith.
(4)
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

BLACK BOX CORPORATION

Date: November 7, 2012

/s/ TIMOTHY C. HUFFMYER

Timothy C. Huffmyer
Vice President, Chief Financial Officer,
Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Agreement between the Company and Timothy C. Huffmyer (1)
10.2	Agreement between the Company and R. Terry Blakemore (2)
21.1	Subsidiaries of the Registrant (3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101	Interactive Data File (4)

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(3)	Filed herewith.
(4)
In accordance with Rule 406T of Regulation S-T promulgated by the SEC, Exhibit 101 is deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.