Form 10-Q
period 2012-12-29
BLACK BOX CORP
filed 2013-02-06
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of February 1, 2013, there were 16,299,759 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 29, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	December 29, 2012	March 31, 2012
Assets
Cash and cash equivalents	$29,469	$22,444
Accounts receivable, net of allowance for doubtful accounts of $6,302 and $6,273	158,568	163,888
Inventories, net	56,265	56,956
Costs/estimated earnings in excess of billings on uncompleted contracts	110,365	87,634
Other assets	23,248	22,678
Total current assets	377,915	353,600
Property, plant and equipment, net	27,101	27,109
Goodwill, net	346,546	346,438
Intangibles, net	113,982	126,541
Other assets	28,141	34,335
Total assets	$893,685	$888,023
Liabilities
Accounts payable	$74,672	$71,095
Accrued compensation and benefits	23,858	31,151
Deferred revenue	34,364	35,601
Billings in excess of costs/estimated earnings on uncompleted contracts	18,202	14,315
Income taxes	4,087	2,574
Other liabilities	38,420	32,697
Total current liabilities	193,603	187,433
Long-term debt	191,803	179,621
Other liabilities	23,859	26,585
Total liabilities	$409,265	$393,639
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 16,300 and 17,480 shares outstanding, 25,898 and 25,730 issued	26	26
Additional paid-in capital	484,842	478,726
Retained earnings	364,843	347,242
Accumulated other comprehensive income	6,603	7,262
Treasury stock, at cost 9,598 and 8,250 shares	(371,894)	(338,872)
Total stockholders’ equity	$484,420	$494,384
Total liabilities and stockholders’ equity	$893,685	$888,023

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Nine-months ended
	December 29 and 31		December 29 and 31
In thousands, except per share amounts	2012	2011	2012	2011
Revenues
Products	$46,854	$51,379	$137,492	$149,427
On-Site services	205,235	224,560	622,595	682,109
Total	252,089	275,939	760,087	831,536
Cost of sales *
Products	26,735	29,088	77,012	83,015
On-Site services	143,622	158,538	442,015	484,761
Total	170,357	187,626	519,027	567,776
Gross profit	81,732	88,313	241,060	263,760
Selling, general & administrative expenses	60,542	62,644	187,088	192,544
Goodwill impairment loss	—	317,797	—	317,797
Intangibles amortization	3,478	3,249	10,416	9,484
Operating income (loss)	17,712	(295,377)	43,556	(256,065)
Interest expense (income), net	1,133	1,856	4,956	3,690
Other expenses (income), net	2,839	311	3,788	876
Income (loss) before provision (benefit) for income taxes	13,740	(297,544)	34,812	(260,631)
Provision (benefit) for income taxes	5,222	(14,101)	13,229	(1,655)
Net income (loss)	$8,518	$(283,443)	$21,583	$(258,976)
Earnings (loss) per common share
Basic	$0.52	$(16.12)	$1.29	$(14.54)
Diluted	$0.52	$(16.12)	$1.28	$(14.54)
Weighted-average common shares outstanding
Basic	16,412	17,581	16,783	17,806
Diluted	16,525	17,581	16,863	17,806
Dividends per share	$0.08	$0.07	$0.24	$0.21
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Nine-months ended
	December 29 and 31		December 29 and 31
In thousands, except per share amounts	2012	2011	2012	2011
Net income (loss)	$8,518	$(283,443)	$21,583	$(258,976)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,004	(2,207)	(464)	(9,930)
Pension
Actuarial gain (loss), net of taxes of ($4), $3, ($230) and $7	(6)	5	(370)	12
Amounts reclassified into results of operations, net of taxes of $43, $48, $128 and $123	69	78	205	200
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($87), ($143), ($224) and ($36)	(140)	(230)	(361)	(57)
Amounts reclassified into results of operations, net of taxes of $61, ($63), $205 and $69	98	(102)	331	110
Other comprehensive income (loss)	$1,025	$(2,456)	$(659)	$(9,665)
Comprehensive income (loss)	$9,543	$(285,899)	$20,924	$(268,641)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-months ended
	December 29 and 31
In thousands	2012	2011
Operating Activities
Net income (loss)	$21,583	$(258,976)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	14,427	13,581
Loss (gain) on sale of property	(126)	(166)
Deferred taxes	2,837	(22,597)
Stock compensation expense	6,397	7,505
Change in fair value of interest-rate swaps	878	(801)
Goodwill impairment loss	—	317,797
Joint venture investment loss	2,670	—
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	5,364	(11,173)
Inventories, net	683	(9,848)
Costs/estimated earnings in excess of billings on uncompleted contracts	(22,715)	1,535
All other assets	1,357	2,404
Billings in excess of costs/estimated earnings on uncompleted contracts	3,873	(749)
All other liabilities	(6,502)	5,362
Net cash provided by (used for) operating activities	$30,726	$43,874
Investing Activities
Capital expenditures	(4,085)	(4,973)
Capital disposals	214	187
Acquisition of businesses (payments)/recoveries	17	(13,954)
Prior merger-related (payments)/recoveries	(2,378)	(1,174)
Net cash provided by (used for) investing activities	$(6,232)	$(19,914)
Financing Activities
Proceeds (repayments) from long-term debt	$11,903	$(7,666)
Proceeds (repayments) from short-term debt	5,404	—
Deferred financing costs	(20)	—
Purchase of treasury stock	(33,022)	(15,292)
Payment of dividends	(3,902)	(3,574)
Increase (decrease) in cash overdrafts	1,926	—
Net cash provided by (used for) financing activities	(17,711)	(26,532)
Foreign currency exchange impact on cash	$242	$(3,181)
Increase/(decrease) in cash and cash equivalents	$7,025	$(5,753)
Cash and cash equivalents at beginning of period	$22,444	$31,212
Cash and cash equivalents at end of period	$29,469	$25,459
Supplemental cash flow
Cash paid for interest	$3,678	$5,126
Cash paid for income taxes	9,010	16,831
Non-cash financing activities
Dividends payable	1,304	1,224
Capital leases	16	23
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box" or the "Company") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services solutions ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all of its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of December 31, 2012, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

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

The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2012 and 2011 were December 29, 2012 and December 31, 2011. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.

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

Recent Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2013 that have had a material impact on the Company's consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company's consolidated financial statements.

Note 3: Inventories

The Company’s Inventories consist of the following:

	December 31, 2012	March 31, 2012
Raw materials	$1,315	$1,260
Finished goods	74,000	74,596
Inventory, gross	75,315	75,856
Excess and obsolete inventory reserves	(19,050)	(18,900)
Inventories, net	$56,265	$56,956

Note 4: Goodwill

The following table summarizes Goodwill at the Company’s reportable segments:

	North America	Europe	All Other	Total
Goodwill (gross) at March 31, 2012	$592,608	$69,383	$2,244	$664,235
Accumulated impairment losses at March 31, 2012	(277,364)	(40,433)	—	(317,797)
Goodwill (net) at March 31, 2012	$315,244	$28,950	$2,244	$346,438

Foreign currency translation adjustment	(4)	99	10	105
Current period acquisitions (see Note 9)	—	—	3	3

Goodwill (gross) at December 31, 2012	$592,604	$69,482	$2,257	$664,343
Accumulated impairment losses at December 31, 2012	(277,364)	(40,433)	—	(317,797)
Goodwill (net) at December 31, 2012	$315,240	$29,049	$2,257	$346,546

The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2013 using data as of September 29, 2012. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a significant surplus of fair value over carrying amount for each of our reporting units, thus the reporting units are considered not impaired and the second step of the impairment test is not necessary.

At December 31, 2012, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2013 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.

Note 5: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	December 31, 2012			March 31, 2012
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,231	$10,765	$1,466	$12,228	$10,194	$2,034
Customer relationships	137,267	55,179	82,088	140,669	47,226	93,443
Acquired backlog	20,838	18,149	2,689	20,838	17,513	3,325
Total	$170,336	$84,093	$86,243	$173,735	$74,933	$98,802
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$206,328	$92,346	$113,982	$209,727	$83,186	$126,541

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts by Intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer relationships	Total
March 31, 2012	$27,739	$5,359	$93,443	$126,541
Intangibles amortization	—	(1,201)	(9,215)	(10,416)
Foreign currency translation adjustment	—	(3)	—	(3)
Other [1]	—	—	(2,140)	(2,140)
December 31, 2012	$27,739	$4,155	$82,088	$113,982
1 Primarily represents the write-off of the net book value of intangible assets due to the probable divestiture of our non-controlling interest in Genesis Networks Integration Services, LLC, a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC.

Intangibles amortization was $3,478 and $3,249 for the three-months ended December 31, 2012 and 2011, respectively, and $10,416 and $9,484 for the nine-months ended December 31, 2012 and 2011, respectively.

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2013, each of the succeeding four fiscal years and the periods thereafter. These estimates are based on the carrying amounts of Intangible assets as of December 31, 2012 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal
2013	$3,313
2014	12,026
2015	10,542
2016	10,337
2017	9,425
Thereafter	40,600
Total	$86,243

Note 6: Indebtedness

Short-Term Debt
The Company finances certain vendor-specific inventory under an unsecured revolving arrangement through a third party which provides extended payment terms beyond those offered by the vendor at no incremental cost to the Company. The outstanding balance for this unsecured revolving arrangement was $5,404 as of December 31, 2012 and is recorded as a current liability in Other Liabilities within the Company's Consolidated Balance Sheets.

Long-Term Debt

The Company’s Long-term debt consists of the following:

	December 31, 2012	March 31, 2012
Revolving credit agreement	$191,745	$179,470
Other	158	514
Total debt	$191,903	$179,984
Less: current portion (included in Other liabilities)	(100)	(363)
Long-term debt	$191,803	$179,621

On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2012, the Company was in compliance with all covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended December 31, 2012 was $220,470, $207,910 and 1.6%, respectively, compared to $214,045, $203,457 and 1.1%, respectively, for the three-months ended December 31, 2011. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine-months ended December 31, 2012 was $220,470, $201,631 and 1.5%, respectively, compared to $216,180, $195,604 and 1.1%, respectively, for the nine-months ended December 31, 2011.

As of December 31, 2012, the Company had $4,050 outstanding in letters of credit and $204,205 in unused commitments under the Credit Agreement.

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

As of December 31, 2012, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, New Zealand dollars, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $42,383 and will expire within eleven months. There was no hedge ineffectiveness during Fiscal 2013 or Fiscal 2012.

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

The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$167	$1,272
Foreign currency contracts	Other assets (current)	$900	$323
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			$2,651	$1,773

		Three-months ended		Nine-months ended
		December 31		December 31
	Classification	2012	2011	2012	2011
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(140)	$(230)	$(361)	$(57)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$98	$(102)	$331	$110
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$317	$(715)	$(878)	$801

Note 8: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of
	December 31, 2012
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$900	$—	$900

	Liabilities at Fair Value as of
	December 31, 2012
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$167	$—	$167
Interest-rate swaps	—	2,651	—	2,651
Total	$—	$2,818	$—	$2,818

Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.

Note 9: Acquisitions

Fiscal 2013
There were no acquisitions during the nine-month period ended December 31, 2012.

Fiscal 2012
During the fourth quarter of Fiscal 2012, the Company acquired InnerWireless, Inc. ("InnerWireless"), a privately-held company headquartered in Richardson, TX. InnerWireless is the first Black Box acquisition in the rapidly-growing in-building wireless market and services clients in many industry from healthcare to Fortune 500 enterprises.

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

Note 10: Income Taxes

The Company's provision for income taxes for the three-months ended December 31, 2012 was $5,222, an effective tax rate of 38.0% on income before provision for income taxes of $13,740 compared to a benefit for income taxes for the three-months ended December 31, 2011 of $14,101, an effective tax rate of 4.7% on loss before provision for income taxes of $297,544. The Company's provision for income taxes for the nine-months ended December 31, 2012 was $13,229, an effective tax rate of 38.0% on income before provision for income taxes of $34,812 compared to a benefit for income taxes for the nine-months ended December 31, 2011 of $1,655, an effective tax rate of 0.6% on loss before provision for income taxes of $260,631. During the nine-months ended December 31, 2011, the company's income taxes were impacted by $262,703 of non-deductible goodwill impairment loss resulting from the goodwill impairment during the third quarter of Fiscal 2012 and a reduction in reserves of $1,579 during the second quarter of Fiscal 2012 due to an agreement with the Internal Revenue Service ("IRS") to conclude the previously-disclosed IRS audit for Fiscal 2007 through Fiscal 2010 which is the primary cause for the increase in the effective tax rate from 0.6% for nine-months ended December 31, 2011 to 38.0% for the nine-months ended December 31, 2012. The effective tax rate for the nine-months ended December 31, 2012 of 38.0% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by foreign earnings taxed at a lower statutory rates and foreign tax credits on deemed dividends.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discreet items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

During the three-months ended December 31, 2012, the IRS commenced an examination of the Company's U.S. federal income tax return for Fiscal 2011. The IRS has not yet proposed any adjustment to the Company's filing positions in connection with this examination. Upon completion of this examination, it is reasonably possible that the total amount of unrecognized benefits will change. Any adjustment to the unrecognized tax benefits would impact the effective tax rate. The Company cannot make an estimate of the impact on the effective rate for any potential adjustment at this time.

Fiscal 2012 remains open to examination by the IRS and Fiscal 2008 through Fiscal 2012 remain open to examination by certain state and foreign taxing jurisdictions.

Note 11: Stock-based Compensation

In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan") which replaces the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of December 31, 2012, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 3,197,395 shares of common stock, par value $0.001 per share (the "common stock").

The Company recognized stock-based compensation expense of $1,791 and $2,087 for the three-months ended December 31, 2012 and 2011, respectively, and $6,397 and $7,505 for the nine-months ended December 31, 2012 and 2011, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $658 and $766 for the three-months ended December 31, 2012 and 2011, respectively, and $2,351 and $2,754 for the nine-months ended December 31, 2012 and 2011, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

Stock options
Stock option awards are granted with an exercise price equal to the closing market price of the common stock on the date of grant; such stock options generally become exercisable in equal amounts over a three-year period and have a contractual life of ten-years from the grant date. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model which includes the following weighted-average assumptions.

	Nine-months ended
	December 31
	2012	2011
Expected life (in years)	7.0	4.8
Risk free interest rate	0.8%	1.7%
Annual forfeiture rate	2.0%	2.1%
Expected Volatility	44.6%	45.3%
Dividend yield	1.0%	0.7%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2012	2,827	$34.95
Granted	184	22.07
Exercised	—	—
Forfeited or cancelled	(412)	35.02
Outstanding at December 31, 2012	2,599	$34.02	4.4	$314
Exercisable at December 31, 2012	2,251	$35.08	3.7	$—

The weighted-average grant-date fair value of options granted during the nine-months ended December 31, 2012 and 2011 was $9.02 and $12.42, respectively. The intrinsic value of options exercised during the nine-months ended December 31, 2012 and 2011 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on December 28, 2012 of $24.00.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2012	382	$12.15
Granted	184	9.02
Vested	(188)	12.16
Forfeited	(30)	11.11
December 31, 2012	348	$10.57

As of December 31, 2012, there was $2,331 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2012	280	$31.23
Granted	228	22.92
Vested	(13)	29.20
Forfeited	(167)	29.25
December 31, 2012	328	$26.55

The total fair value of shares that vested during the nine-months ended December 31, 2012 and 2011 was $3,674 and $3,921, respectively.

As of December 31, 2012, there was $5,626 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.0 years.

Performance share awards
Performance share awards are subject to one of the performance goals - the Company's Relative Total Shareholder Return ("TSR") Ranking or cumulative Adjusted EBITDA - over a three-year period. The Company’s Relative TSR Ranking metric is based on the three-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation valuation method which includes the following weighted-average assumptions.

	Nine-months ended
	December 31
	2012	2011
Risk free interest rate	0.4%	0.9%
Expected Volatility	41.3%	50.8%
Dividend yield	1.0%	0.7%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2012	183	$33.77
Granted	111	22.35
Vested	—	—
Forfeited	(19)	30.36
December 31, 2012	275	$29.39

The total fair value of shares that vested during the nine-months ended December 31, 2012 and 2011 was $0 and $1,679, respectively.

As of December 31, 2012, there was $2,616 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.8 years.

Note 12: Earnings (loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Three-months ended		Nine-months ended
	December 31		December 31
	2012	2011	2012	2011
Net income (loss)	$8,518	$(283,443)	$21,583	$(258,976)
Weighted-average common shares outstanding (basic)	16,412	17,581	16,783	17,806
Effect of dilutive securities from equity awards	113	—	80	—
Weighted-average common shares outstanding (diluted)	16,525	17,581	16,863	17,806
Basic earnings (loss) per common share	$0.52	$(16.12)	$1.29	$(14.54)
Dilutive earnings (loss) per common share	$0.52	$(16.12)	$1.28	$(14.54)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,651,888 and 2,957,843 non-dilutive equity awards outstanding for the three-months ended December 31, 2012 and 2011, respectively, and 2,713,461 and 3,055,342 non-dilutive equity awards outstanding for the nine-months ended December 31, 2012 and 2011, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Stockholder's Equity

Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	December 31, 2012	March 31, 2012
Foreign currency translation adjustment	$16,582	$17,046
Derivative instruments, net of tax	(183)	(153)
Defined benefit pension, net of tax	(9,796)	(9,631)
Accumulated other comprehensive income	$6,603	$7,262

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
3Q13	December 28, 2012	January 11, 2013	$0.08	$1,304
2Q13	September 28, 2012	October 12, 2012	$0.08	$1,323
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
3Q12	December 30, 2011	January 12, 2012	$0.07	$1,224
2Q12	September 30, 2011	October 13, 2011	$0.07	$1,238
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,262

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

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended		Nine-months ended
	December 31		December 31
	2012	2011	2012	2011
Common stock purchased	235,700	200,000	1,348,258	606,978
Aggregate purchase price	$5,658	$5,479	$33,023	$15,292
Average purchase price	$24.01	$27.40	$24.49	$25.19

During the first quarter of Fiscal 2013, the Company made tax payments of $983 and withheld 44,697 shares of common stock, which were designated as treasury shares, at an average price per share of $21.98, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2012 of certain restricted stock units. During the first quarter of Fiscal 2012, the Company made tax payments of $1,521 and withheld 45,778 shares of common stock, which were designated as treasury shares, at an average price per share of $33.22, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2011 of certain restricted stock units and performance shares.

Since the inception of the repurchase program in April 1999 through December 31, 2012, the Company has repurchased 9,491,040 shares of common stock for an aggregate purchase price of $368,909, or an average purchase price per share of $38.87. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of December 31, 2012, 1,008,960 shares were available under repurchase programs approved by the Board which includes 1,000,000 shares approved for repurchase by the Board on each of May 4, 2012 and October 2, 2012. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio.

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

The following table presents financial information about the Company’s reportable segments by geographic region:

	Three-months ended		Nine-months ended
	December 31		December 31
	2012	2011	2012	2011
North America
Revenues	$215,650	$239,056	$658,452	$723,850
Operating income (loss) [1]	14,900	(259,494)	36,271	(227,192)
Depreciation expense	1,134	1,171	3,537	3,712
Intangibles amortization	3,472	3,238	10,398	9,450
Assets (as of December 31)	842,559	836,001	842,559	836,001
Europe
Revenues	$26,488	$27,179	$72,495	$80,016
Operating income (loss) [2]	1,848	(37,298)	4,009	(32,181)
Depreciation expense	115	93	327	282
Intangibles amortization	6	9	18	29
Assets (as of December 31)	83,167	77,750	83,167	77,750
All Other
Revenues	$9,951	$9,704	$29,140	$27,670
Operating income (loss)	964	1,415	3,276	3,308
Depreciation expense	50	34	147	103
Intangibles amortization	—	2	—	5
Assets (as of December 31)	27,367	27,888	27,367	27,888
1 Includes a loss of $2,670 during the third quarter of Fiscal 2013 due to the probable divestiture of our non-controlling interest in Genesis Networks Integration Services, LLC ("GNIS"), a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC and a goodwill impairment loss of $277,132 recorded during the third quarter of Fiscal 2012. The GNIS divestiture was not material to the Company's consolidated financial statements and will not have a material impact on future operations.

2 Includes goodwill impairment loss of $40,665 recorded during the third quarter of Fiscal 2012.

The sum of the segment revenues, operating income, depreciation and intangibles amortization equals the consolidated revenues, operating income, depreciation and intangibles amortization. The following table reconciles segment assets to total consolidated assets as of December 31, 2012 and 2011:

	December 31
	2012	2011
Segment assets for North America, Europe and All Other	$953,093	$941,639
Corporate eliminations	(59,408)	(52,463)
Total consolidated assets	$893,685	$889,176

The following table presents financial information about the Company by service type:

	Three-months ended		Nine-months ended
	December 31		December 31
	2012	2011	2012	2011
Data Infrastructure
Revenues	$62,664	$58,326	$186,185	$186,998
Gross profit	16,556	14,550	48,432	46,110
Voice Communications
Revenues	$142,571	$166,234	$436,410	$495,111
Gross profit	45,057	51,472	132,148	151,238
Technology Products
Revenues	$46,854	$51,379	$137,492	$149,427
Gross profit	20,119	22,291	60,480	66,412

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").

The discussion and analysis for the three and nine-months ended December 31, 2012 and 2011 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part 1, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2012 (the "Form 10-K"). The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of December 31, 2012 and 2011 were December 29, 2012 and December 31, 2011, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.

The Company
Black Box is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services ("Data Infrastructure") and technology product solutions (“Technology Products”). The Company provides 24/7/365 technical support for all of its solutions, which encompass all major voice and data product manufacturers as well as an extensive range of technology products that it sells through its catalog and Internet Web site and its Voice Communications and Data Infrastructure (collectively referred to as "On-Site services") offices. As of December 31, 2012, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on 5 continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

With respect to Voice Communications, the Company's revenues are primarily generated from the sale and/or installation of new voice communications systems, the support of voice communications systems and moves, adds and changes ("MAC work") as clients' employees change locations or as clients move or remodel their physical space. The Company's diverse portfolio of product offerings allows it to service the needs of its clients independently of the manufacturer that they choose, which it believes is a unique competitive advantage. For the sale of new voice communications systems, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to replace projects that are completed. New voice communications systems orders often generate an agreement to support the voice communications system, which generally ranges from 1-3 years for commercial clients and 3-5 years for government clients. Historically, such an agreement would result in a fixed fee model over a period of time; however, some of our clients are migrating toward a variable fee model based on time and materials over a period of time. While this shift decreases our contractually obligated revenues and corresponding profits, the Company believes the variable model will generate profitable revenues. Sales of new voice communications systems and, to a lesser extent, MAC work, are dependent upon general economic growth and the Company's clients' capital spending. On the other hand, revenues from maintenance contracts generally are not dependent on the economy as clients seek to extend the life of their existing equipment and delay capital spending on new voice communications systems. The Company also has government contracts that generate significant revenues and are not as dependent on the overall economic environment as commercial clients. Maintenance and MAC work revenues are also dependent upon the Company's history and relationship with its clients and its long track record of providing high-quality service.
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

There is and has been a trend toward convergence of voice and data networks, in each of which the Company has technical expertise which the Company believes is a competitive advantage. Both the Voice Communications and Data Infrastructure businesses generate backlog which is defined by the Company as orders and contracts considered to be firm. At December 31, 2012, the Company’s total backlog which relates primarily to Voice Communications and Data Infrastructure was $355,855 of which $252,021 is expected to be completed within the next twelve months.

The Company generates Technology Products revenues from the sale of technology products through its catalog, Internet Web site and the Company’s On-Site services offices. The sale of these products is a highly fragmented and competitive business. The Company has been in this business for over 36 years and has developed a reputation for providing high quality products, free 24/7/365 technical support, comprehensive warranties and rapid order fulfillment. With an average order size of less than one thousand dollars, the Company’s Technology Products is less impacted by capital spending and more so by general information technology spending. The Company’s Technology Products business provides additional distribution and support capabilities along with access to Black Box branded products to both the Voice Communications and Data Infrastructure businesses which provide cost benefits.

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

The Company targets strategic acquisitions which it believes will deepen its capabilities and expand market opportunity. The Company has completed two (2) strategic acquisitions from April 1, 2011 through December 31, 2012 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Communications and North America Data Infrastructure for the periods under review. There were no acquisitions during Fiscal 2013. During Fiscal 2012, the Company acquired InnerWireless, Inc. ("InnerWireless") which is its first acquisition in the rapidly-growing in-building wireless market and PS Technologies, LLC ("PS Tech") which is its first acquisition in the rapidly-growing enterprise video communications market. The acquisitions noted above are collectively referred to as the "Acquired Companies." The results of operations of the

Acquired Companies are included within the Company’s Consolidated Statements of Operations beginning on their respective acquisition dates.

The Company incurs certain expenses such as the amortization of intangible assets on acquisitions, restructuring expense, goodwill impairment loss and the change in fair value of the interest-rate swaps that it excludes when evaluating the continuing operations of the Company. The following table summarizes those expenses and the impact on Operating income (loss) and Income (loss) before provision (benefit) for income taxes for the periods presented:

	Three-months ended		Nine-months ended
	December 31		December 31
	2012	2011	2012	2011
Amortization of intangible assets on acquisitions	$3,472	$3,238	$10,398	$9,450
Restructuring expense	1,442	—	5,473	—
Goodwill impairment loss	—	317,797	—	317,797
Joint venture investment loss	2,670	—	2,670	—
Impact on Operating income (loss)	$(7,584)	$(321,035)	$(18,541)	$(327,247)
Change in fair value of interest-rate swaps	(317)	715	878	(801)
Impact on Income (loss) before provision (benefit) for income taxes	$(7,267)	$(321,750)	$(19,419)	$(326,446)

The following table provides information on Revenues and Operating income (loss) by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Three-months ended				Nine-months ended
	December 31				December 31
	2012		2011		2012		2011
	$	% of total revenue	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
North America	$215,650	85.6%	$239,056	86.7%	$658,452	86.7%	$723,850	87.1%
Europe	26,488	10.5%	27,179	9.8%	72,495	9.5%	80,016	9.6%
All Other	9,951	3.9%	9,704	3.5%	29,140	3.8%	27,670	3.3%
Total	$252,089	100%	$275,939	100%	$760,087	100.0%	$831,536	100.0%
Operating income (loss)
North America [1]	$14,900		$(259,494)		$36,271		$(227,192)
% of North America revenues	6.9%		(108.5)%		5.5%		(31.4)%
Europe [2]	$1,848		$(37,298)		$4,009		$(32,181)
% of Europe revenues	7.0%		(137.2)%		5.5%		(40.2)%
All Other	$964		$1,415		$3,276		$3,308
% of All Other revenues	9.7%		14.6%		11.2%		12.0%
Total	$17,712	7.0%	$(295,377)	(107.0)%	$43,556	5.7%	$(256,065)	(30.8)%

1 Includes a loss of $2,670 during the third quarter of Fiscal 2013 due to the probable divestiture of our non-controlling interest in Genesis Networks Integration Services, LLC, a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC and a goodwill impairment loss of $277,132 recorded during the third quarter of Fiscal 2012.

2 Includes goodwill impairment loss of $40,665 recorded during the third quarter of Fiscal 2012.

The following table provides information on Revenues and Gross profit by service type (Data Infrastructure, Voice Communications and Technology Products). The table below should be read in conjunction with the following discussions.

	Three-months ended				Nine-months ended
	December 31				December 31
	2012		2011		2012		2011
	$	% of total revenue	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
Data Infrastructure	$62,664	24.9%	$58,326	21.1%	$186,185	24.5%	$186,998	22.5%
Voice Communications	142,571	56.5%	166,234	60.3%	436,410	57.4%	495,111	59.5%
Technology Products	46,854	18.6%	51,379	18.6%	137,492	18.1%	149,427	18.0%
Total	$252,089	100%	$275,939	100%	$760,087	100.0%	$831,536	100.0%
Gross profit
Data Infrastructure	$16,556		$14,550		$48,432		$46,110
% of Data Infrastructure revenues	26.4%		24.9%		26.0%		24.7%
Voice Communications	$45,057		$51,472		$132,148		$151,238
% of Voice Communications revenues	31.6%		31.0%		30.3%		30.5%
Technology Products	$20,119		$22,291		$60,480		$66,412
% of Technology Products revenues	42.9%		43.4%		44.0%		44.4%
Total	$81,732	32.4%	$88,313	32.0%	$241,060	31.7%	$263,760	31.7%

Three-months ended December 31, 2012 ("3Q13") compared to three-months ended December 31, 2011 ("3Q12"):

Total Revenues
Total revenues for 3Q13 were $252,089, a decrease of 9% compared to total revenues for 3Q12 of $275,939. The Acquired Companies contributed incremental revenue of $15,291 and $12,379 for 3Q13 and 3Q12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $132 in 3Q13 relative to the U.S. dollar, total revenues would have decreased 10% from $263,560 in 3Q12 to $236,930 in 3Q13 for the reasons discussed below.

Revenues by Geography

North America
Revenues in North America for 3Q13 were $215,650, a decrease of 10% compared to revenues for 3Q12 of $239,056. The Acquired Companies contributed incremental revenue of $15,291 and $12,379 for 3Q13 and 3Q12, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $193 in 3Q13 relative to the U.S. dollar, North American revenues would have decreased 12% from $226,677 in 3Q12 to $200,166 in 3Q13. The Company believes that this decrease was primarily due to decreased activity for Voice Communications within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation and decreased activity within the business services, retail services and healthcare revenue verticals, for Data Infrastructure within the business services, financial services and retail services revenue verticals and for Technology Products within the government and business services revenue verticals.

Europe
Revenues in Europe for 3Q13 were $26,488, a decrease of 3% compared to revenues for 3Q12 of $27,179. Excluding the negative exchange rate impact of $297 in 3Q13 relative to the U.S. dollar, European revenues would have decreased 1% from $27,179 in 3Q12 to $26,785 in 3Q13. The Company believes this decrease was primarily due to a general decrease in activity for its Technology Products along with relatively comparable activity for Data Infrastructure.

All Other
Revenues for All Other for 3Q13 were $9,951, an increase of 3% compared to revenues for 3Q12 of $9,704. Excluding the negative exchange rate impact of $28 in 3Q13 relative to the U.S. dollar, All Other revenues would have increased 3% from $9,704 in 3Q12 to $9,979 in 3Q13.

Revenue by Service Type

Data Infrastructure
Revenues from Data Infrastructure for 3Q13 were $62,664, an increase of 7% compared to revenues for 3Q12 of $58,326. The Acquired Companies contributed incremental revenue of $7,594 and $0 for 3Q13 and 3Q12, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $3 in 3Q13 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have decreased 6% from $58,326 in 3Q12 to $55,067 in 3Q13. The Company believes that this decrease was primarily due to decreased activity in North America within the business services, financial services and retail services revenue verticals along with relatively comparable activity in Europe.

Voice Communications
Revenues from Voice Communications for 3Q13 were $142,571, a decrease of 14% compared to revenues for 3Q12 of $166,234. The Acquired Companies contributed incremental revenue of $7,697 and $12,379 for 3Q13 and 3Q12, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $149 in 3Q13 relative to the U.S. dollar for international Voice Communications, Voice Communications revenues would have decreased 12% from $153,855 in 3Q12 to $134,725 in 3Q13. The Company believes that this decrease was primarily due to decreased activity within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation and decreased activity within the business services, retail services and healthcare revenue verticals.

Technology Products
Revenues from Technology Products for 3Q13 were $46,854, a decrease of 9% compared to revenues for 3Q12 of $51,379. Excluding the negative exchange rate impact of $284 in 3Q13 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have decreased 8% from $51,379 in 3Q12 to $47,138 in 3Q13. The Company believes this decrease was primarily due to a general decrease in activity in Europe and decreased activity within the government and business services revenue verticals in North America.

Gross profit
Gross profit for 3Q13 was $81,732, a decrease of 8% compared to gross profit for 3Q12 of $88,313. Gross profit as a percent of revenues for 3Q13 was 32.4%, an increase of 0.4% compared to Gross profit as a percent of revenues for 3Q12 of 32.0%. The Company believes the decrease in gross profit is primarily due to the decrease in revenues. The Company believes the increase in gross profit as a percent of revenue was due primarily to percentage increases in Voice Communications due to project mix and in Data Infrastructure due to project mix and the completion, in Fiscal 2012, of several lower margin projects partially offset by a percentage decrease in Technology Products as of result of product mix.

Gross profit for Data Infrastructure for 3Q13 was $16,556, or 26.4% of revenues, compared to gross profit for 3Q12 of $14,550, or 24.9% of revenues. Gross profit for Voice Communications for 3Q13 was $45,057, or 31.6% of revenues, compared to gross profit for 3Q12 of $51,472, or 31.0% of revenues. Gross profit for Technology Products for 3Q13 was $20,119, or 42.9% of revenues, compared to gross profit for 3Q12 of $22,291, or 43.4% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 3Q13 were $60,542, a decrease of 3% compared to Selling, general & administrative expenses for 3Q12 of $62,644. Selling, general & administrative expenses as a percent of revenues for 3Q13 were 24.0%, an increase of 1.3%, compared to Selling, general & administrative expenses as a percent of revenues for 3Q12 of 22.7%. The decrease in Selling, general & administrative expenses was primarily due to the impact of the Company's continued effort to provide an efficient cost structure and a decrease in stock-based compensation expense of $296, partially offset by additional operating expenses for the Acquired Companies of $1,881 and restructuring expense of $916. The increase in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to decreased revenues and the increase in restructuring expense discussed above partially offset by the cost-savings from restructuring activities and the decrease in stock-based compensation expense discussed above.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Many of these expenses do not change significantly with changes in revenue.

Goodwill impairment loss
Goodwill impairment loss for 3Q13 was $0 compared Goodwill impairment loss for 3Q12 of $317,797. During 3Q12, the Company recorded a non-cash, pre-tax goodwill impairment charge of $317,797 as a result of its annual goodwill assessment conducted as of October 1, 2011. No such charge was recorded during 3Q13.

Intangibles amortization
Intangibles amortization for 3Q13 was $3,478, an increase of 7% compared to Intangibles amortization for 3Q12 of $3,249. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the third quarter of Fiscal 2012.

Operating income (loss)
As a result of the foregoing, Operating income for 3Q13 was $17,712 compared to Operating loss for 3Q12 of $295,377.

Interest expense (income), net
Interest expense for 3Q13 was $1,133, a decrease of 39% compared to Interest expense for 3Q12 of $1,856. Interest expense as a percent of revenues for 3Q13 was 0.4%, a decrease of 0.3% compared to Interest expense as a percent of revenues for 3Q12 of 0.7%. The Company’s interest-rate swaps (as defined below) contributed a gain of $317 and a loss of $715 for 3Q13 and 3Q12, respectively, due to the change in fair value.

Excluding the Company's interest-rate swaps, the increase in Interest expense is primarily due to increases in the weighted-average interest rate from 1.1% for 3Q12 to 1.6% for 3Q13 and in the weighted-average outstanding debt from $203,457 for 3Q12 to $207,910 for 3Q13. The increase in the weighted-average interest rate is due primarily to the Credit Agreement (see below) entered into by the Company on March 23, 2012 that has slightly less favorable terms than did its predecessor.

Other expenses (income), net
Other expense for 3Q13 was $2,839, an increase of 812% compared to Other expense for 3Q12 of $311. The increase was primarily due to a loss of $2,670 during the third quarter of Fiscal 2013 due to the probable divestiture of our non-controlling interest in Genesis Networks Integration Services, LLC ("GNIS"), a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC. The GNIS divestiture was not material to the Company's consolidated financial statements and will not have a material impact on future operations.

Provision (benefit) for income taxes
The tax provision for 3Q13 was $5,222, an effective tax rate of 38.0%. This compares to the tax benefit for 3Q12 of $14,101, an effective tax rate of 4.7%. The tax rate for 3Q13 was higher than 3Q12 primarily due to $262,703 of non-deductible goodwill impairment loss resulting from the goodwill impairment in 3Q12. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income (loss)
As a result of the foregoing, Net income for 3Q13 was $8,518 compared to Net loss for 3Q12 of $283,443.

Nine-months ended December 31, 2012 ("3QYTD13") compared to nine-months ended December 31, 2011 ("3QYTD12"):

Total Revenues
Total revenues for 3QYTD13 were $760,087, a decrease of 9% compared to total revenues for 3QYTD12 of $831,536. The Acquired Companies contributed incremental revenue of $45,049 and $20,432 for 3QYTD13 and 3QYTD12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $4,847 in 3QYTD13 relative to the U.S. dollar, total revenues would have decreased 11% from $811,104 in 3QYTD12 to $719,885 in 3QYTD13 for the reasons discussed below.

Revenues by Geography

North America
Revenues in North America for 3QYTD13 were $658,452, a decrease of 9% compared to revenues for 3QYTD12 of $723,850. The Acquired Companies contributed incremental revenue of $45,049 and $20,432 for 3QYTD13 and 3QYTD12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $167 in 3QYTD13 relative to the U.S. dollar, North American revenues would have decreased 13% from $703,418 in 3QYTD12 to $613,570 in 3QYTD13. The Company believes that this decrease was primarily due to decreased activity for Voice Communications within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation and decreased activity within the business services, retail services and healthcare revenue verticals, for Data Infrastructure within the business services, financial services, retail services and manufacturing revenue verticals and for Technology Products within the government and business services revenue verticals.

Europe
Revenues in Europe for 3QYTD13 were $72,495, a decrease of 9% compared to revenues for 3QYTD12 of $80,016. Excluding the negative exchange rate impact of $4,434 in 3QYTD13 relative to the U.S. dollar, European revenues would have decreased 4% from $80,016 in 3QYTD12 to $76,929 in 3QYTD13. The Company believes this decrease was primarily due a general decrease in activity for its Technology Products along with relatively comparable activity for Data Infrastructure.

All Other
Revenues for All Other for 3QYTD13 were $29,140, an increase of 5% compared to revenues for 3QYTD12 of $27,670. Excluding the negative exchange rate impact of $246 in 3QYTD13 relative to the U.S. dollar, All Other revenues would have increased 6% from $27,670 in 3QYTD12 to $29,386 in 3QYTD13.

Revenue by Service Type

Data Infrastructure
Revenues from Data Infrastructure for 3QYTD13 were $186,185, relatively comparable to revenues for 3QYTD12 of $186,998. The Acquired Companies contributed incremental revenue of $24,172 and $0 for 3QYTD13 and 3QYTD12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,337 in 3QYTD13 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have decreased 13% from $186,998 in 3QYTD12 to $163,350 in 3QYTD13. The Company believes that this decrease was primarily due to decreased activity in North America within the business services, financial services, retail services and manufacturing revenue verticals along with relatively comparable activity in Europe.

Voice Communications
Revenues from Voice Communications for 3QYTD13 were $436,410, a decrease of 12% compared to revenues for 3QYTD12 of $495,111. The Acquired Companies contributed incremental revenue of $20,877 and $20,432 for 3QYTD13 and 3QYTD12, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $114 in 3QYTD13 relative to the U.S. dollar for international Voice Communications, Voice Communications revenues would have decreased 12% from $474,679 in 3QYTD12 to $415,647 in 3QYTD13. The Company believes that this decrease was primarily due to decreased activity within the government revenue vertical primarily caused by delays in funding as well as project and task order initiation and decreased activity within the business services, retail services and healthcare revenue verticals.

Technology Products
Revenues from Technology Products for 3QYTD13 were $137,492, a decrease of 8% compared to revenues for 3QYTD12 of $149,427. Excluding the negative exchange rate impact of $3,396 in 3QYTD13 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have decreased 6% from $149,427 in 3QYTD12 to $140,888 in 3QYTD13. The Company believes this decrease was primarily due to a general decrease in activity in Europe and decreased activity within the government and business services revenue verticals in North America.

Gross profit
Gross profit for 3QYTD13 was $241,060, a decrease of 9% compared to gross profit for 3QYTD12 of $263,760. Gross profit as a percent of revenues for 3QYTD13 and 3QYTD12 was 31.7%. The Company believes the decrease in gross profit is primarily due to the decrease in revenues. Gross profit as a percent of revenue was comparable period over period due to percentage decreases in Voice Communications and Technology Products (primarily in Europe) primarily as a result of competitive pricing pressure for projects offset by a percentage increase in Data Infrastructure primarily due to project mix and the completion, in Fiscal 2012, of several lower margin projects.

Gross profit for Data Infrastructure for 3QYTD13 was $48,432, or 26.0% of revenues, compared to gross profit for 3QYTD12 of $46,110, or 24.7% of revenues. Gross profit for Voice Communications for 3QYTD13 was $132,148, or 30.3% of revenues, compared to gross profit for 3QYTD12 of $151,238, or 30.5% of revenues. Gross profit for Technology Products for 3QYTD13 was $60,480, or 44.0% of revenues, compared to gross profit for 3QYTD12 of $66,412, or 44.4% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for 3QYTD13 were $187,088, a decrease of 3% compared to Selling, general & administrative expenses for 3QYTD12 of $192,544. Selling, general & administrative expenses as a percent of revenues for 3QYTD13 were 24.6%, an increase of 1.4%, compared to Selling, general & administrative expenses as a percent of revenues for 3QYTD12 of 23.2%. The decrease in Selling, general & administrative expenses was primarily due to the impact of the Company's continued effort to provide an efficient cost structure and a decrease in stock-based compensation expense of $1,108, partially offset by additional operating expenses for the Acquired Companies of $6,243 and restructuring expense of $4,138. The increase in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to decreased Revenues and the increase in restructuring expense discussed above partially offset by the cost-savings from restructuring activities and the decrease in stock-based compensation expense discussed above.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Many of these expenses do not change significantly with changes in revenue.

Goodwill impairment loss
Goodwill impairment loss for 3QYTD13 was $0 compared Goodwill impairment loss for 3QYTD12 of $317,797. See "Goodwill impairment loss" above for explanation.

Intangibles amortization
Intangibles amortization for 3QYTD13 was $10,416, an increase of 10% compared to Intangibles amortization for 3QYTD12 of $9,484. The increase was primarily attributable to the addition of intangible assets from acquisitions completed subsequent to the third quarter of Fiscal 2012.

Operating income (loss)
As a result of the foregoing, Operating income for 3QYTD13 was $43,556 compared to Operating loss for 3QYTD12 of $256,065.

Interest expense (income), net
Interest expense for 3QYTD13 was $4,956, an increase of 34% compared to Interest expense for 3QYTD12 of $3,690. Interest expense as a percent of revenues for 3QYTD13 was 0.7%, an increase of 0.3% compared to Interest expense as a percent of revenues for 3QYTD12 of 0.4%. The Company’s interest-rate swaps (as defined below) contributed a loss of $878 and a gain of $801 for 3QYTD13 and 3QYTD12, respectively, due to the change in fair value.

Excluding the Company's interest-rate swaps, the decrease in Interest expense is primarily due to a decrease in fixed settlements on the interest rate swaps caused by a reduction in the weighted-average swap rate partially offset by decreases in the weighted-average interest rate from 1.1% for 3QYTD12 to 1.5% for 3QYTD13 and in the weighted-average outstanding debt from $195,604 for 3QYTD12 to $201,631 for 3QYTD13. The increase in the weighted-average interest rate is due primarily to the Credit Agreement (see below) entered into by the Company on March 23, 2012 that has slightly less favorable terms than did its predecessor.

Other expenses (income), net
Other expense for 3QYTD13 was $3,788, an increase of 332% compared to Other expense for 3QYTD12 of $876. The increase was primarily due to a loss of $2,670 during the third quarter of Fiscal 2013 due to the probable divestiture of our non-controlling interest in GNIS, a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC.

Provision (benefit) for income taxes
The tax provision for 3QYTD13 was $13,229, an effective tax rate of 38.0%. This compares to the tax benefit for 3QYTD12 of $1,655, an effective tax rate of 0.6%. The tax rate for 3QYTD13 was higher than 3QYTD12 primarily due to $262,703 of nondeductible goodwill impairment loss resulting from the goodwill impairment in 3Q12 and a reduction in reserves of 1,579 during 2Q12 related to the settlement of an Internal Revenue Service audit for Fiscal 2007 through Fiscal 2010. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income (loss)
As a result of the foregoing, Net income for 3QYTD13 was $21,583 compared to Net loss for 3QYTD12 of $258,976.

Liquidity and Capital Resources

Operating Activities
Net cash provided by operating activities during 3QYTD13 was $30,726. Significant factors contributing to the source of cash were: net income of $21,583 inclusive of non-cash charges of $14,427 and $6,397 for amortization/depreciation expense and stock compensation expense, respectively, as well as a decrease in trade accounts receivable of $5,364 and an increase in billings in excess of costs of $3,873. Significant factors contributing to the use of cash were: an increase in costs in excess of billings of $22,715 (primarily due to large contracts where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition). Changes in the above accounts are based on average Fiscal 2013 exchange rates.

Net cash provided by operating activities during 3QYTD12 was $43,874. Significant factors contributing to the source of cash were: net loss of $258,976 inclusive of non-cash charges of $13,581, $7,505 and $317,797 for amortization/depreciation expense, stock compensation expense and the goodwill impairment loss, respectively, as well as, an increase in trade accounts payable of $8,187 and accrued taxes and accrued expenses of $4,357 and $3,857, respectively. Significant factors contributing to the use of cash were: non-cash benefit of $22,597 for deferred taxes, as well as increases in inventory and trade accounts receivable of $9,848 and $11,173, respectively, as well as decreases in accrued compensation and other liabilities of $6,531 and $3,301, respectively. Changes in the above accounts are based on average Fiscal 2012 exchange rates.

As of December 31, 2012 and 2011, the Company had Cash and cash equivalents of $29,469 and $25,459, respectively, working capital of $184,312 and $169,693, respectively, and a current ratio of 2.0 and 1.8, respectively.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next twelve months.

Investing Activities
Net cash used for investing activities during 3QYTD13 was $6,232. Significant factors contributing to the use of cash were: $4,085 for gross capital expenditures and $2,361 for acquisition activity.

Net cash used for investing activities during 3QYTD12 was $19,914. Significant factors contributing to the use of cash were: $15,128 for acquisitions during the period and $4,786 for gross capital expenditures.

Financing Activities
Net cash used for financing activities during 3QYTD13 was $17,711. Significant factors contributing to the use of cash were: $33,022 for the purchase of treasury stock (including $983 for the purchase of treasury stock related to the vesting in May 2012 of certain restricted stock units) and $3,902 for the payment of dividends. Significant factors contributing to the source of cash were: $11,903 of net borrowings on long-term debt, $5,404 of net borrowings on short-term debt and $1,926 of cash overdrafts.

Net cash used for financing activities during 3QYTD12 was $26,532. Significant factors contributing to the use of cash were: $15,292 for the purchase of treasury stock (including $1,521 for the purchase of treasury stock related to the vesting in May 2011 of certain restricted stock units and performance shares), $7,666 of net payments on long-term debt and $3,574 for the payment of dividends.

Total Debt
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2012, the Company was in compliance with all covenants under the Credit Agreement.

As of December 31, 2012, the Company had total debt outstanding of $191,903. Total debt was comprised of $191,745 outstanding under the Credit Agreement and $158 of obligations under capital leases and various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended December 31, 2012 was $220,470, $207,910 and 1.6%, respectively, compared to $214,045, $203,457 and 1.1%, respectively, for the three-months ended December 31, 2011. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine-months ended December 31, 2012 was $220,470, $201,631 and 1.5%, respectively, compared to $216,180, $195,604 and 1.1%, respectively, for the nine-months ended December 31, 2011.

As of December 31, 2012, the Company had $4,050 outstanding in letters of credit and $204,205 in unused commitments under the Credit Agreement.

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
3Q13	December 28, 2012	January 11, 2013	$0.08	$1,304
2Q13	September 28, 2012	October 12, 2012	$0.08	$1,323
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
3Q12	December 30, 2011	January 12, 2012	$0.07	$1,224
2Q12	September 30, 2011	October 13, 2011	$0.07	$1,238
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,262

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

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended		Nine-months ended
	December 31		December 31
	2012	2011	2012	2011
Common Stock purchased	235,700	200,000	1,348,258	606,978
Aggregate purchase price	$5,658	$5,479	$33,023	$15,292
Average purchase price	$24.01	$27.40	$24.49	$25.19

During the first quarter of Fiscal 2013, the Company made tax payments of $983 and withheld 44,697 shares of common stock, which were designated as treasury shares, at an average price per share of $21.98, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2012 of certain restricted stock units. During the first quarter of Fiscal 2012, the Company made tax payments of $1,521 and withheld 45,778 shares of common stock, which were designated as treasury shares, at an average price per share of $33.22, related to share withholding to satisfy employee income taxes due as a result of the vesting in May 2011 of certain restricted stock units and performance shares.

Since the inception of the repurchase program in April 1999 through December 31, 2012, the Company has repurchased 9,491,040 shares of common stock for an aggregate purchase price of $368,909, or an average purchase price per share of $38.87. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of December 31, 2012, 1,008,960 shares were available under repurchase programs approved by the Board which includes 1,000,000 shares approved for repurchase by the Board on each of May 4, 2012 and October 2, 2012. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the New Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the New Credit Agreement if such event would violate a consolidated leverage ratio.

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

Valuation of Goodwill
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2013 using data as of September 29, 2012. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a significant surplus of fair value over carrying amount for each of our reporting units, thus the reporting units are considered not impaired and the second step of the impairment test is not necessary.

At December 31, 2012, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2013 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.

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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of December 31, 2012, the Company had total long-term obligations of $191,745 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement (discussed in more detail below) and $66,745 was in variable rate obligations. As of December 31, 2012, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $165 ($102 net of tax) assuming the Company employed no intervention strategies.

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

As of December 31, 2012, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, New Zealand dollars, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.97 to 0.99 Australian dollar, 0.99 to 1.02 Canadian dollar, 5.75 to 6.03 Danish krone, 0.75 to 0.81 Euro, 13.51 to 13.51 Mexican peso, 0.84 to 0.84 New Zealand dollars, 5.60 to 6.07 Norwegian kroner, 0.61 to 0.64 British pound sterling, 6.58 to 6.81 Swedish krona, 0.93 to 0.95 Swiss franc and 79.38 to 79.38 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $42,383 and will expire within eleven-months.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of December 29, 2012. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2012 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, Black Box completed the acquisition of InnerWireless during Fiscal 2012. InnerWireless represents approximately 3% of the Company's total assets as of December 29, 2012. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 29, 2012 excludes an assessment of the internal control over financial reporting of InnerWireless.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2012 to October 28, 2012	—	$—	—	1,244,660
October 29, 2012 to November 25, 2012	235,700	$24.01	235,700	1,008,960
November 26, 2012 to December 29, 2012	—	$—	—	1,008,960
Total	235,700	$24.01	235,700	1,008,960

As of December 29, 2012, 1,008,960 shares, which includes 1,000,000 shares approved for repurchase by the Board on each of May 4, 2012 and October 2, 2012, were available under repurchase programs approved by the Board and announced on November 11, 2003, August 10, 2004 and November 7, 2006.

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

BLACK BOX CORPORATION

Date: February 6, 2013

/s/ TIMOTHY C. HUFFMYER

Timothy C. Huffmyer
Vice President, Chief Financial Officer,
Treasurer and Principal Accounting Officer

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