Form 10-K
period 2013-03-31
BLACK BOX CORP
filed 2013-05-30
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 28, 2012 (based on closing price of such stock as reported by NASDAQ on such date) was $417,165,079. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of May 10, 2013, there were 16,132,572 shares of common stock, par value $.001 (the "common stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2013 Annual Meeting of Stockholders (the "Proxy Statement") – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2013

PART I

Item 1. Business.

Overview

Black Box Corporation ("Black Box," "we," the "Company," "our" or “us”) is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. Our primary service offering is voice communications solutions ("Voice Communications"); We also offer premise cabling and other data-related services solutions ("Data Infrastructure") and technology product solutions (“Technology Products”). Voice Communications and Data Infrastructure may collectively be referred to as “On-Site services.” We employed 3,900 and 4,302 employees as of March 31, 2013 and March 31, 2012, respectively.

We participate in the worldwide communications and network infrastructure markets. Voice Communications and Data Infrastructure products and services are distributed to these markets primarily through value-added resellers, manufacturers, large system integrators and other technical services companies. Technology products similar to those sold by us are distributed through direct marketing manufacturers, mass merchandisers, "big box" retailers, web retailers and others. We believe that we compete well in both markets on the basis of our solution features, technical capabilities, service levels and price.

We conduct our business globally and, as of March 31, 2013, manage our business by geography under the following three reporting segments: North America, Europe and All Other. For revenues and other information (including large customers) regarding these reporting segments, see Note 17 of the Notes to the Consolidated Financial Statements. For information regarding backlog, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In connection with a transition in executive management and a refinement of business strategy, we have realigned our organizational structure which will result in new reporting segments (North America Services, North America Products, International Services and International Products) for the purpose of making operational decisions and assessing financial performance. The new reporting segments will be effective, on a prospective basis, beginning on April 1, 2013. This is consistent with the proliferation of voice-over-internet-protocol (VOIP) solutions and the adoption of unified communication technologies which has resulted in a trend toward convergence of voice and data networks. We believe that, in the near future, the distinction between our voice and data solution offerings will not be significant and, increasingly, these services are bundled together. As such, those historical Voice Communications and Data Infrastructure offerings will be aggregated into Services in their respective geography. We will report financial information (revenue through operating income) for these new reporting segments which should provide enhanced visibility and transparency into our operations, our business drivers and the value of our enterprise.

Products and Services Platforms

Since our founding in 1976, we have built robust communications-based platforms that allow us to identify customer needs, and then design, source, implement and support the appropriate communications solutions. Our two platforms for serving customers and generating growth are as follows:

Products Platform
Our Products Platform is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current products offered through the platform include but are not limited to switches & routers, cabling infrastructure, cabinets and racks, wireless networking and digital signage.

The Company generates Technology Products revenues from the sale of data networking products through its catalog, Internet Web site and direct sales. In order to meet client demand, we keep a moderate level of inventory which consumes part of our working capital. The market for these products is a highly fragmented and competitive. The Company has participated in this market for 37-years and has earned a reputation for providing high quality products, rapid order fulfillment and free 24/7/365 technical support. With an average order size of less than one thousand dollars, the Company's Technology Products revenue is primarily driven by general information technology spending rather than capital spending.

We utilize a network of original equipment manufacturers ("OEMs") and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. This network has manufacturing and engineering capabilities to customize products for specialized applications. Black Box operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location. The Company chooses to manufacture certain products in-house when outside sourcing is not economical. Sourcing decisions of in-house versus third-party suppliers are based upon a balance of quality, performance, delivery and cost factors.

Services Platform
Our Services Platform is comprised of our Voice Communications and Data Infrastructure offerings including engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes specific sales and engineering resources around the technology. The primary services offered through this platform include but are not limited to communications lifecycle services, structured cabling, unified communications, video/AV services, in-building wireless and data center services.

For Voice Communications, the Company's revenues are primarily generated from the sale and/or installation of new voice communications systems, the support of voice communications systems and moves, adds and changes ("MAC work"). We periodically generate revenues from contracts performed over time that may result in an asset on our balance sheet for multiple periods constituting part of our working capital. We have not experienced significant collectability issues related to such contracts. Sales of new voice communications systems and, to a lesser extent, MAC work, are dependent upon general economic growth and our clients' capital spending. Installed voice communications systems may be updated to provide users with increased unified communications functionality and integration with traditional data network applications such as email or messaging. Revenues from support contracts generally are not directly dependent on the economy as clients may seek to extend the life of their existing equipment and delay capital spending on new voice communications systems.

Similarly, the Company's revenues for Data Infrastructure are generated from the installation or upgrade of data networks and MAC work. The installation of new data networks is also dependent upon general economic growth and our clients' capital spending. Installed data networks may also need to be upgraded in order to accommodate the growing use of network technology. Similar to Voice Communications, Data Infrastructure projects can include MAC work which is dependent on economic factors that are the same as those factors discussed above in relation to the Voice Communications business.

The Company routinely competes against original equipment manufacturers, local or regional manufacturer-specific channel partners in the Voice Communications and Data Infrastructure markets for enterprise clients. The Company believes that it favorably differentiates against this competition through its technology independent approach which draws the appropriate product from our portfolio of different partner solutions, broad geographic footprint and deep industry and technical expertise. Through its network of local offices and network operations centers, the company can provide clients with both on-site and remote services.

Management has initiated programs that it believes will leverage these platforms, introduce the Company into new markets and increase the number of offerings that it can provide to its existing clients.

Key Differentiators
Our platforms introduce scale, flexibility and leverage to the business, and provide the following competitive advantages:

•
A diversified client base: We have built a diversified client base that ranges from small organizations to many of the world's largest corporations and institutions. Black Box clients participate in many industries, including government, healthcare, business services, manufacturing, retail, technology and banking, among others. Revenues from our clients are segmented with approximately 60% from large companies (i.e., revenues greater than $1 billion, including federal governments), approximately 20% from medium-sized companies (i.e., revenues between $50 million and $1 billion, including state governments) and approximately 20% from small companies (i.e., revenues less than $50 million, including local governments). We strive to develop extensive and long-term relationships with high-quality clients as we believe that satisfied clients will demand quality services and product offerings even in economic downturns. Also, we believe that our distinctive portfolio of products and services will allow us to introduce additional offerings to satisfied clients.

•
Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders, including Avaya®, Cisco®, CommScope®, Genband®, Mitel®, NEC®, ShoreTel® and Siemens ®, among others.

•	Broad geographic footprint: We have built a global footprint of approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world.

•
Deep organic resources: We have approximately 4,000 team members world-wide, approximately 3,000 of whom are technical and engineering talent who provide our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of over 300 direct sales people world-wide.

•	Strong financial position: We have a stable balance sheet and have generated positive cash flow for 37 consecutive years.

Strategic Focus

We believe that the services and products that we provide enable our clients to fully optimize their communications investment. Our strategy is based on the following core beliefs about our clients and the markets we serve:

•	Enablement: Communication is an organization's most important process. When we enable it, we create value.

•	Independence: Client focused solutions are better than channel focused solutions.

•	Interoperability: Business leaders will choose best of breed solutions and require operational integration.

•	Innovation: A dynamic communications market requires partners and process to adapt and transform.

Our overall business growth strategy includes the following four areas of focus:

•	Strengthen and expand our portfolio of high-value communication solutions.

•	Leverage centralized expertise with local skills and relationships.

•	Realign organizational structure and incentives.

•	Implement a consistent, comprehensive market penetration approach.

We are actively operating programs that reflect our commitment to this strategy. These programs will continue to diversify our offerings and will reflect client demand in the rapidly changing communications market.

Our fiscal year ends on March 31. References to "Fiscal Year" or "Fiscal" mean our fiscal year ended March 31 for the year referenced. All dollar amounts are in thousands except for per share amounts or unless otherwise noted. We were incorporated in Delaware in 1976, and our headquarters is near Pittsburgh in Lawrence, Pennsylvania. Our mailing address is 1000 Park Drive, Lawrence, Pennsylvania 15055 and our phone number is (724) 746-5500. Our website is http://www.blackbox.com. Through the Investor Relations section of our website, we make available the following filings as soon as practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. Also available on our website under the About Us section, is the Company's Standards of Business Conduct, Code of Ethics and the charter of each committee of the Company's Board of Directors (the "Board") each of which is available free of charge.

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

Our revenue is dependent upon repeat client business and generally is not subject to long-term contracts. A majority of our revenue is generated through individual sales of products and services and less than twenty (20%) of our revenue is generated from long-term maintenance contracts. We depend on repeat client business as well as our ability to develop new client business to sustain and grow our revenue. Although our focus on delivering high-quality sales and service has proven to be successful in the past, we cannot guarantee that we will be able to grow or even sustain our current level of revenue in the future.

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

In addition, our revenues from sales to these public sector clients are made through various direct contracts, through reseller agreements with government contractors and through open market sales. Government contracting is a highly-regulated area. Failure to comply with regulations or contracts could subject us to fines, penalties, suspension or debarment from doing business with such clients, which could have a material adverse effect on our business.

Our ability to experience organic growth is dependent upon successful execution of new initiatives. We have recently experienced a change in management, including a new Chief Executive Officer. In connection therewith, we have re-aligned our organizational structure and have introduced new programs in order to better capitalize on internal assets and expertise, which we believe will enable us to introduce new product and service offerings as well as to support additional offerings for our clients resulting in increased revenues (including organic growth) and profitability. The failure of these programs could have a material adverse effect on our ability to increase revenues and profitability.
We are dependent upon the successful integration of acquired businesses. Our future financial results are dependent on the successful integration of acquisitions within the projected timeframes and cost parameters. We also face pressure to adequately conduct our ongoing operations while working toward the integration of acquired businesses. We cannot guarantee that we will successfully integrate our acquisitions as projected or without disruption to other areas of our business which could have a negative impact on our financial results.

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

We have a significant amount of goodwill and could accumulate additional goodwill that could be subject to impairment. As a result of our past acquisition program and given the service nature of our business, we have accumulated goodwill. Part of our current growth strategy is to acquire strategic companies in high growth markets and given the service nature of those future acquisitions, we will accumulate additional goodwill. We conduct an impairment assessment of the carrying value of our goodwill at least annually and we monitor market conditions to determine if any additional interim review of goodwill is warranted. Deterioration in the market or actual results as compared to our projections or any reorganization of our business segments or under performance of future acquisitions could ultimately result in a future impairment. In the event that we determine that our goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations. The information set forth under the caption “Goodwill” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report is incorporated herein by reference in order to supplement this information including the discussions of new operating segments effective on April 1, 2013.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company
Michael McAndrew	53	President and Chief Executive Officer
Timothy C. Huffmyer	39	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)
Kenneth P. Davis	49	Executive Vice President of North America Commercial Services
Ronald Basso	53	Executive Vice President of Business Development, General Counsel & Secretary

The following is a biographical summary of the experience of the executive officers of the Company:

MICHAEL MCANDREW, 53, was selected as a member of the Board on April 1, 2013 and was named Chief Executive Officer effective that same date. On October 2, 2012, he was promoted to President and Chief Operating Officer. On May 11, 2010, he was promoted to Executive Vice President. He had previously been promoted to the position of Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis with the Company prior to December 13, 2002. Mr. McAndrew has been with the Company for 23 years.

TIMOTHY C. HUFFMYER, 39, was named Vice President, Chief Financial Officer and Treasurer (and, in those roles, he serves as the Company's principal financial officer and principal accounting officer) on October 2, 2012. In connection with Mr. Huffmyer's appointment, Mr. McAndrew ceased to serve as Executive Vice President, Chief Financial Officer, Treasurer and Secretary (and, in those roles, as principal financial officer and principal accounting officer) as of such date. Mr. Huffmyer was promoted to Director of Finance in February, 2008. He served as Corporate Controller from June, 2004 and in other finance roles prior thereto. Mr. Huffmyer has been with the Company for 9 years.

KENNETH P. DAVIS, 49, was named as Executive Vice President of North America Commercial Services on October 2, 2012. Mr. Davis was previously named Vice President - Voice Communications North, Europe and Latin America on November 1, 2010. Mr. Davis has served in a number of operating roles within the Company, including as Vice President and General Manager of the Northeast Region, Europe and Latin America. Mr. Davis has been with the Company for 13 years.

RONALD BASSO, 53, was named Executive Vice President of Business Development, General Counsel and Secretary on January 28, 2013. Mr. Basso was a shareholder of the law firm of Buchanan Ingersoll & Rooney PC from 1985 where he served as the Company's lead engagement partner.

Directors of the Registrant

The following sets forth certain information concerning the members of the Board:

WILLIAM F. ANDREWS, 81, was elected as a director on May 18, 1992. Mr. Andrews currently is Chairman of the Executive Committee of Corrections Corporation of America (private prisons) and Chairman of Katy Industries, Inc. (diversified manufacturing company). He has been a principal with Kohlberg & Co., a private investment company, since 1995. He is also a director of Corrections Corporation of America and Katy Industries, Inc., publicly-held companies, and SVP Holdings Limited.

R. TERRY BLAKEMORE, 56, was selected to be a director on October 13, 2007 and was named President and Chief Executive Officer of the Company on the same date. He held the position of President until October 2, 2012 and the position of Chief Executive Officer until March 31, 2013. He was elected as a director by our stockholders on August 12, 2008. He had served in the capacity of Interim President and Chief Executive Officer of the Company from May 21, 2007. Previously, on May 15, 2007, the Board had named Mr. Blakemore a Senior Vice President of the Company. Prior to becoming a Senior Vice President, Mr. Blakemore served as a manager of business development and, prior thereto, as a manager of the Company's Voice Communications business unit.

RICHARD L. CROUCH, 66, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm on July 2, 2004.

THOMAS W. GOLONSKI, 70, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. He is a director of several educational and health care organizations and active in other charitable organizations.

THOMAS G. GREIG, 65, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Senior Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc. and a number of privately-held companies.

JOHN S. HELLER, 59, was selected to be a director on March 27, 2013. Mr. Heller retired from Caterpillar Inc. (manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives) in February 2012. He held a number of positions of increasing responsibility at Caterpillar during a 38-year career, last serving as Vice President and Chief Information Officer for more than the last 5 years.

WILLIAM H. HERNANDEZ, 65, was selected to be a director on December 3, 2009 and was elected by our stockholders on August 10, 2010. Mr. Hernandez was the Senior Vice President, Finance and Chief Financial Officer of PPG Industries, Inc. (“PPG”), a global supplier of paints, coatings, optical products, specialty materials, chemicals, glass and fiber glass, from 1995 until October 15, 2009. Prior to assuming those duties in 1995, he served as PPG's Controller from 1990 to 1994 and as Vice President and Controller from 1994. From 1974 until 1990, he held a number of positions at Borg-Warner Corporation, a supplier of motor vehicle parts and systems. He is a Certified Management Accountant. He is a director of USG Corporation, Eastman Kodak Company and Albemarle Corporation, all publicly-held companies.

MICHAEL MCANDREW, 53, was selected to be a director effective April 1, 2013 in connection with his appointment as the Chief Executive Officer of the Company, which became effective on the same date. Mr. McAndrew has been with the Company for 23 years. In October 2012, he was named President and Chief Operating Officer of the Company. Prior to that, he served as Executive Vice President and Chief Financial Officer from May 2010 to October 2012, and Vice President and Chief Financial Officer, from December 2002 to May 2010. He also served as Secretary and Treasurer from January 2003 to October 2012. Prior to 2002, he held the position of Manager of Corporate Planning and Analysis.

EDWARD A. NICHOLSON, PH.D., 73, was elected as a director on August 10, 2004. Dr. Nicholson served as President of Robert Morris University from 1989 to 2005 and is presently a Professor of Management at Robert Morris University. He is also a director of Brentwood Bank and several regional economic, charitable and cultural organizations. He has served a number of businesses and government agencies as a consultant in the areas of long-range planning, organization design and labor relations.

JOEL T. TRAMMELL, 48, was selected to be a director on March 27, 2013. Mr. Trammell has been a Managing Partner of Lone Rock Technology Group (private equity) since 2011. He was a founder and the CEO of CacheIQ, Inc. (network computing) from June 2010 until it was acquired by NetApp, Inc. in November 2012. Previously, he was a founder and served as the CEO of NetQoS, Inc. (network management software and services) from June 2000 to November 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information
The common stock is traded on NASDAQ under the symbol "BBOX" and has been assigned to the NASDAQ Global Select tier. As of March 31, 2013, 25,897,762 shares of the common stock were issued, of which 9,765,190 shares were held in treasury.

The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low
Fiscal 2013
1st Quarter	$28.87	$20.26
2nd Quarter	28.80	21.28
3rd Quarter	26.57	19.31
4th Quarter	26.85	21.63
Fiscal 2012
1st Quarter	$36.20	$28.87
2nd Quarter	32.78	20.84
3rd Quarter	29.96	19.80
4th Quarter	31.94	24.34

On May 10, 2013, the last reported sale price of the common stock was $24.64 per share.

Dividend Policy
Cash dividends of $0.08 per share of common stock declared during Fiscal 2013 were paid on July 13, 2012, October 12, 2012, January 11, 2013 and April 12, 2013. Cash dividends of $0.07 per share of common stock declared during Fiscal 2012 were paid on July 14, 2011, October 13, 2011, January 12, 2012 and April 13, 2012. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company.

Under the Company’s Credit Agreement dated as of March 23, 2012 (the " Credit Agreement"), the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend on or repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio other than regular quarterly dividends not exceeding $15,000 per year.

Stockholders
As of March 31, 2013, there were 1,026 holders of record of the common stock.

Equity Plan Compensation Information:
See the information set forth under the caption "Equity Plan Compensation Information" in the Proxy Statement, which is incorporated by reference into Item 12 of Part III of this Annual Report.

Issuance of Unregistered Securities:
There were no issuances of unregistered securities by the Company during the three-year period ended March 31, 2013.

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2012 to January 27, 2013	—	$—	—	1,008,960
January 28, 2013 to February 24, 2013	167,187	$25.08	167,187	841,773
February 25, 2013 to March 31, 2013	—	$—	—	841,773
Total	167,187	$25.08	167,187	841,773

As of March 31, 2013, 841,773 shares were available under repurchase programs approved by the Board. This includes 1,000,000 shares approved for repurchase by the Board on each of May 4, 2012 and October 2, 2012.

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

Item 6. Selected Financial Data.

The following tables set forth certain selected historical financial data for the Company (in thousands, except for per share amounts). This information should be read in conjunction with the Company’s consolidated financial statements, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

	Fiscal
	2013	2012	2011	2010	2009
Statements of Operations
Revenues	$997,786	$1,087,528	$1,068,229	$961,393	$999,548
Gross profit	319,930	346,496	357,110	335,381	357,180
Operating income (loss)	56,269	(239,673)	91,058	63,043	80,003
Net income (loss)	28,806	(247,734)	52,862	34,503	45,309
Basic earnings (loss) per share	1.73	(13.98)	2.99	1.97	2.59
Diluted earnings (loss) per share	1.73	(13.98)	2.97	1.97	2.59
Dividends per share	0.32	0.28	0.24	0.24	0.24
Balance Sheet Data (at end of period)
Working capital *	184,229	166,167	164,595	126,585	130,209
Total assets	878,001	888,023	1,171,983	1,125,364	1,136,488
Long-term debt	187,648	179,621	181,127	210,873	249,260
Stockholders’ equity	482,247	494,384	766,259	689,994	647,299
* Working capital is computed as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The discussion and analysis for the fiscal years ended March 31, 2013, 2012 and 2011 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.

The Company
Black Box is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is Voice Communications; the Company also offers Data Infrastructure and Technology Products. As of March 31, 2013, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

With respect to Voice Communications, the Company's revenues are primarily generated from the sale and/or installation of new voice communications systems, the support of voice communications systems and moves, adds and changes ("MAC work") as clients' employees change locations or as clients move or remodel their physical space. The Company's diverse portfolio of product offerings allows it to service the needs of its clients independently of the manufacturer that they choose, which it believes is a unique competitive advantage. For the sale of new voice communications systems, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to replace projects that are completed. New voice communications systems orders often generate an agreement to support the voice communications system, which generally ranges from 1-3 years for commercial clients and 3-5 years for government clients. Historically, such an agreement would result in a fixed fee model over a period of time; however, some of our clients are migrating toward a variable fee model based on time and materials over a period of time. While this shift decreases our contractually obligated revenues and corresponding profits, the Company believes the variable model, which is dependent on the clients need for our services, will generate revenues with similar profitability to the fixed-fee model. Sales of new voice communications systems and, to a lesser extent, MAC work, are dependent upon general economic growth and the Company's clients' capital spending. On the other hand, revenues from support agreements (fixed and variable) contracts generally are not dependent on the economy as clients seek to extend the life of their existing equipment and delay capital spending on new voice communications systems. The Company also has government contracts that generate significant revenues and are not as dependent on the overall economic environment as commercial clients. Maintenance and MAC work revenues are also dependent upon the Company's history and relationship with its clients and its long track record of providing high-quality service.
Similarly, the Company’s revenues for Data Infrastructure are generated from the installation or upgrade of data networks and MAC work. The installation of new data networks is also dependent upon general economic growth and our clients' capital spending. Installed data networks, however, may need to be upgraded in order to accommodate the growing use of network technology. Additionally, Data Infrastructure projects can include MAC work, similar to Voice Communications, which is dependent on economic factors that are the same as those factors discussed above in relation to the Voice Communications business.

There is and has been a trend toward convergence of voice and data networks, in each of which the Company has technical expertise which the Company believes is a competitive advantage. Both the Voice Communications and Data Infrastructure businesses generate backlog which is defined by the Company as orders and contracts considered to be firm. At March 31, 2013, the Company’s total backlog, which relates primarily to Voice Communications and Data Infrastructure, was $369,711 of which $264,027 is expected to be completed within the next twelve months.

The Company generates Technology Products revenues from the sale of technology products such as cables, switches and media infrastructure products through its catalog, Internet Web site and direct sales. The sale of these products is a highly fragmented and competitive business. The Company has been in this business for over 30-years and has developed a reputation for providing high quality products, free 24/7/365 technical support, comprehensive warranties and rapid order fulfillment. With an average order size of less than one thousand dollars, the Company’s Technology Products is less impacted by capital spending and more so by general information technology spending. The Company’s Technology Products business provides additional distribution and support capabilities along with access to Black Box branded products to both the Voice Communications and Data Infrastructure businesses which provide cost benefits.

The Company services a variety of clients within most major industries, with the highest concentration in government, healthcare, business services, manufacturing, retail, technology and banking. Factors that impact those verticals, therefore, could have an impact on the Company. While the Company generates most of its revenues in North America, the Company also generates revenues from around the world, primarily Europe, such that factors that impact European markets could impact the Company.

The Company strives to develop extensive and long-term relationships with high-quality clients as Management believes that satisfied clients will demand quality services and product offerings even in economic downturns.

The Company targets strategic acquisitions which it believes will deepen its capabilities and expand market opportunity. The Company has completed several acquisitions from April 1, 2010 through March 31, 2013 that have had an impact on the Company’s consolidated financial statements and, more specifically, North America Voice Communications and North America Data Infrastructure for the periods under review. There were no acquisitions during Fiscal 2013. Fiscal 2012 acquisitions include (i) InnerWireless, Inc. ("Innerwireless"), a privately-held company headquartered in Richardson, TX, services clients in every industry from healthcare to Fortune 500 enterprises and was the first Black Box acquisition in the rapidly-growing in-building wireless market and (ii) PS Technologies, LLC, a privately-held company headquartered in Dayton, OH, services clients in the healthcare and government verticals and was the first Black Box acquisition in the rapidly-growing enterprise video communications market. The only Fiscal 2011 acquisition was LOGOS Communications Systems, Inc., a privately-held company headquartered in Westlake, OH, with an active client base which includes commercial, education and various local government agency accounts. These acquisitions are collectively referred to as the "Acquired Companies." References to the Acquired Companies within our comparison of Fiscal 2013 and Fiscal 2012 are intended to describe the Acquired Companies from April 1, 2011 through March 31, 2013. References to the Acquired Companies within our comparison of Fiscal 2012 and Fiscal 2011 are intended to describe the Acquired Companies from April 1, 2010 through March 31, 2012. The results of operations of the Acquired Companies are included within the Company’s Consolidated Statements of Operations beginning on their respective acquisition dates.
The Company incurs certain expenses such as the amortization of intangible assets on acquisitions, restructuring expense, the goodwill impairment loss, the change in fair value of the interest-rate swaps and the joint venture investment loss that it excludes when evaluating the continuing operations of the Company. The following table summarizes those expenses and their impact on Operating income (loss) and Income (loss) before provision (benefit) for income taxes for the periods presented:

	Fiscal
	2013	2012	2011
Amortization of intangible assets on acquisitions	13,713	12,980	12,111
Restructuring expense	8,445	1,866	1,793
Goodwill impairment loss	—	317,797	—
Impact on Operating income (loss)	$(22,158)	$(332,643)	$(13,904)
Change in fair value of interest-rate swaps	606	(530)	(2,968)
Joint venture investment loss	$2,670	$—	$—
Impact on Income (loss) before provision (benefit) for income taxes	$(25,434)	$(332,113)	$(10,936)

Fiscal 2013 vs Fiscal 2012 Summary

In Fiscal 2013, revenues decreased by 8% which, on a geographic segment basis, included decreases of 9% in North America, 8% in Europe and 2% in All Other. From a service-type perspective, the 8% total decrease included decreases of 1% for Data Infrastructure, which includes a full year of revenues during Fiscal 2013 from Innerwireless whereas the prior year would have only included a partial year of revenues, 11% for Voice Communications and 9% for Technology Products. Our government (primarily federal) revenue vertical was down 15% as a result of delays in funding as well as project and task order initiation and our commercial revenue vertical was down 10% as a result of slower than expected economic recovery and sluggish client adoption of the rapidly changing communications technology for Voice Communications and lower IT infrastructure spend and investment levels by our end customers for Data Infrastructure which is highly dependent on project-oriented revenues.

We operate in the rapidly changing communication technology market which has inherent market risk. Economic recovery has not been as strong or as consistent in our markets as we had expected. The changes in communications technology have been rapid, and client adoption has been weak. Our management team has responded by providing technology independent solutions to meet our clients' evolving needs. However, in recent years, we have not been able to create or sustain organic growth.

Our response to the changes in our market needs to be decisive. We occupy a unique position in the market and our relationship with our partners and clients provides Black Box with valuable insight into the future of enterprise communications. We believe that communications is an organization's most important process and that our clients are best served with a technology-independent approach to meeting their communications challenges. We also believe that enterprises will adopt best of breed solutions. In response, our strategy includes four areas of focus:

•
Strengthen and expand our portfolio of high-value communications solutions. As enterprise communications become more complex, we must be prepared to offer our clients the very latest solution alternatives.

•
Leverage our centralized expertise with our local skills and relationships. Over time, we have built the most competitive footprint of local technical resources in the industry. We can drive additional products and services through that platform by investing in centralized engineering and project management resources.

•
Realign our organizational structure and incentive programs. During the year, we announced leadership changes within our executive and operating teams. These changes add focus and accountability to our business.

•
Implement a consistent, comprehensive market penetration approach. Just as we can leverage our product and service platforms to serve our clients, we can also leverage our local resources more efficiently with focused centralized sales and marketing programs.

Successful implementation of this strategy begins with a transition of our business to a more flexible organization that can adapt to the rapid changes in communications technology. As such, the Company has realigned its organizational structure which will result in new reporting segments (North America Services, North America Products, International Services and International Products) for the purpose of making operational decisions and assessing financial performance which will be effective, on a prospective basis, beginning on April 1, 2013. This is consistent with the proliferation of voice-over-internet-protocol (VOIP) solutions and the adoption of unified communication technologies which has resulted in a trend toward convergence of voice and data networks. We believe that, in the near future, the distinction between our voice and data solution offerings will not be significant. As such, those historical Voice Communications and Data Infrastructure offerings have been aggregated into Services in their respective geography. We will report financial information (revenue through operating income) for these new reporting segments which should provide enhanced visibility and transparency into our operations, our business drivers and the value of our enterprise. We believe that a successful transition will better position Black Box as a comprehensive communications system integrator where we can support our clients with multiple offerings.

As a first step in this transition, we are focused on leveraging our technology-independent service model. We continue to believe that our best of breed, client-focused offering is a competitive advantage for Black Box. With the broad service platform that we have built, we have the opportunity to enable all of our offices with access to a comprehensive portfolio of products and services. The transition of our service model will include more client-focused resources in the field, supported by centralized expertise.

During Fiscal 2013, we worked to align our organizational structure to enable our field with better access to technical expertise and partner resources. Also, we are realigning sales and account management incentives to promote new product penetration, in effect, driving focus and action to cross-selling our portfolio of communications solutions. We believe that these changes will enable us to efficiently and effectively introduce additional new product and service offerings over time and allow us to support multiple offerings for each of our clients which, in turn, should grow our revenues organically and could increase profitability as a result of new product offerings and efficiencies in the delivery model.

The transition that we are implementing is in response to a dynamic market. Although our voice-centric approach has served us well, we recognize that the future of enterprise communications requires a more robust offering. We expect our clients to continue to look to us for creative solutions and we, in turn, expect to deliver them. As we transition, we will continue to be responsive to our clients' evolving views on enterprise communications.

The changes that we have made during Fiscal 2013 did not require significant additional investments. However, we intend to make investments in sales and marketing efforts which could have an impact on our profitability in the near term.

While we have implemented a strategy to profitably grow our revenues in this rapidly changing communication technology market, the success of that strategy and our ability to grow revenues is dependent on a reasonable level of government spending, economic recovery along with IT infrastructure spend and investments by our end customers and client adoption of rapidly-changing communications technology. There is no assurance that this strategy will be successful and any failure could impact our financial condition.

Gross profit margins increased by 0.2% to 32.1% primarily as a result of competitive market conditions for Voice Communications and Technology Products. The Company believes that the addition of new services and products to its existing technology independent service model should result in stable gross profit margins.

Operating income increased 123% which was due to the goodwill impairment loss of $317,797 incurred in the prior year partially offset by a decrease in Revenues. Operating income included $8,445 of restructuring expense which was incurred as a response to the continued weakness in our end markets to better align our costs with revenues in the form of headcount reductions and back office and real estate consolidation initiatives; we expect these actions to result in annualized savings of approximately $12 million. We will continue to evaluate all of our operating costs and investments to ensure an efficient and effective use of our resources.

As previously noted, certain of our Selling, general and administrative expenses do not change significantly with changes in revenue. As such, we believe that we can realize significant leverage from our Selling, general and administrative expenses with increases in our Revenues.

Diluted EPS increased 112% due to the net after-tax impact of the goodwill impairment loss of $295,996 incurred in the prior year as well as a 6% decrease in our Diluted weighted-average shares outstanding partially offset by a decrease in Revenues. The decrease in our Diluted weighted-average shares outstanding was the result of the repurchase of shares of our common stock noted below.

Cash flow from operations decreased 29% which was due to the decrease in Revenues. We returned value to our investors by repurchasing 1,515,445 shares of common stock for $37,214, paying $5,206 in annual dividends and investing $6,323 of capital expenditures to support our operational infrastructure.

Management is presented with and reviews revenues and operating income (loss) by geographical segment and revenues and gross profit information by service type. The following table provides information on Revenues and Operating income (loss) by reportable geographic segment (North America, Europe and All Other). The table below should be read in conjunction with the following discussions.

	Fiscal
	2013		2012		2011
	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
North America	$862,957	86.5%	$943,717	86.8%	$931,181	87.2%
Europe	97,114	9.7%	105,492	9.7%	100,221	9.4%
All Other	37,715	3.8%	38,319	3.5%	36,827	3.4%
Total	$997,786	100%	$1,087,528	100%	$1,068,229	100%
Operating income (loss)
North America [1]	$47,413		$(214,448)		$76,789
% of North America revenues	5.5%		(22.7)%		8.2%
Europe [2]	$5,191		$(30,347)		$8,032
% of Europe revenues	5.3%		(28.8)%		8.0%
All Other	$3,665		$5,122		$6,237
% of All Other revenues	9.7%		13.4%		16.9%
Total	$56,269	5.6%	$(239,673)	(22.0)%	$91,058	8.5%
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

	Fiscal
	2013		2012		2011
	$	% of total revenue	$	% of total revenue	$	% of total revenue
Revenues
Data Infrastructure	$243,711	24.4%	$247,157	22.7%	$230,719	21.6%
Voice Communications	572,371	57.4%	641,731	59.0%	648,512	60.7%
Technology Products	181,704	18.2%	198,640	18.3%	188,998	17.7%
Total	$997,786	100%	$1,087,528	100%	$1,068,229	100%
Gross profit
Data Infrastructure	$63,370		$62,032		$59,287
% of Data Infrastructure revenues	26.0%		25.1%		25.7%
Voice Communications	$176,057		$196,279		$210,558
% of Voice Communications revenues	30.8%		30.6%		32.5%
Technology Products	$80,503		$88,185		$87,265
% of Technology Products revenues	44.3%		44.4%		46.2%
Total	$319,930	32.1%	$346,496	31.9%	$357,110	33.4%

Fiscal 2013 Compared To Fiscal 2012

Total Revenues
Total revenues for Fiscal 2013 were $997,786, a decrease of 8% compared to total revenues for Fiscal 2012 of $1,087,528. The Acquired Companies contributed incremental revenue of $56,647 and $31,453 for Fiscal 2013 and Fiscal 2012, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $5,088 in Fiscal 2013 relative to the U.S. dollar, total revenues would have decreased 10% from $1,056,075 in Fiscal 2012 to $946,227 in Fiscal 2013 for the reasons discussed below.

Revenues by Geography

North America
Revenues in North America for Fiscal 2013 were $862,957, a decrease of 9% compared to revenues for Fiscal 2012 of $943,717. The Acquired Companies contributed incremental revenue of $56,647 and $31,453 for Fiscal 2013 and Fiscal 2012, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $144 in Fiscal 2013 relative to the U.S. dollar, North American revenues would have decreased 12% from $912,264 in Fiscal 2012 to $806,454 in Fiscal 2013. This decrease was primarily due to a decrease for Voice Communications within the government revenue vertical, primarily caused by delays in funding as well as project and task order initiation and within the financial services, retail services, education and healthcare revenue verticals primarily as a result of slower than expected economic recovery and sluggish client adoption of the rapidly changing communications technology; for Data Infrastructure within the business services, financial services and retail services revenue verticals, primarily as a result of lower IT infrastructure spend and investment levels by our end customers; and for Technology Products within the government and business services revenue verticals, primarily as a result of slower than expected economic recovery and lower IT infrastructure spend and investment levels by our end customers.

Europe
Revenues in Europe for Fiscal 2013 were $97,114, a decrease of 8% compared to revenues for Fiscal 2012 of $105,492. Excluding the negative exchange rate impact of $4,249 in Fiscal 2013 relative to the U.S. dollar, revenues in Europe would have decreased 4% from $105,492 in Fiscal 2012 to $101,363 in Fiscal 2013. This decrease was primarily due to sluggish economic recovery that has affected demand for Data Infrastructure and Technology Products.

All Other
Revenues for All Other for Fiscal 2013 were $37,715, a decrease of 2% compared to revenues for Fiscal 2012 of $38,319. Excluding the negative exchange rate impact of $695 in Fiscal 2013 relative to the U.S. dollar, All Other revenues would have been relatively consistent at $38,319 in Fiscal 2012 and $38,410 in Fiscal 2013.

Revenue by Service Type

Data Infrastructure
Revenues from Data Infrastructure for Fiscal 2013 were $243,711, a decrease of 1% compared to revenues for Fiscal 2012 of $247,157. The Acquired Companies contributed incremental revenue of $30,107 and $6,025 for Fiscal 2013 and Fiscal 2012, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $1,263 in Fiscal 2013 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have decreased 11% from $241,132 in Fiscal 2012 to $214,867 in Fiscal 2013. This decrease was primarily due to lower IT infrastructure spend and investment levels by our end customers in North America within the business services, financial services and retail services revenue verticals and a sluggish economic recovery that has affected demand in Europe.

Voice Communications
Revenues from Voice Communications for Fiscal 2013 were $572,371, a decrease of 11% compared to revenues for Fiscal 2012 of $641,731. The Acquired Companies contributed incremental revenue of $26,540 and $25,428 for Fiscal 2013 and Fiscal 2012, respectively. Excluding the effects of the acquisitions and the negative exchange rate impact of $79 in Fiscal 2013 relative to the U.S. dollar for international Voice Communications,Voice Communications revenues would have decreased 11% from $616,303 in Fiscal 2012 to $545,910 in Fiscal 2013. This decrease was primarily due to delays in funding as well as project and task order initiation in the government revenue vertical and slower than expected economic recovery and sluggish client adoption of the rapidly changing communications technology within business services, retail services, education and healthcare revenue verticals.

Technology Products
Revenues from Technology Products for Fiscal 2013 were $181,704, a decrease of 9% compared to revenues for Fiscal 2012 of $198,640. Excluding the negative exchange rate impact of $3,746 in Fiscal 2013 relative to the U.S. dollar for international Technology Products, Technology Products revenues would have decreased 7% from $198,640 in Fiscal 2012 to $185,450 in Fiscal 2013. This decrease was primarily due to slower than expected economic recovery and lower IT infrastructure spend and investment levels by our end customers in North America within the government and business services revenue verticals and a sluggish economic recovery that has affected demand in Europe.

Gross profit
Gross profit for Fiscal 2013 was $319,930, a decrease of 8% compared to gross profit for Fiscal 2012 of $346,496. Gross profit as a percent of revenues for Fiscal 2013 was 32.1%, an increase of 0.2% compared to gross profit as a percentage of revenues for Fiscal 2012 of 31.9%. The decrease in gross profit was primarily due to the decrease in revenues. The increase in gross profit as a percent of revenue was the result of a percentage increase in Data Infrastructure primarily due to project mix and the completion, in Fiscal 2012, of several lower margin projects. Voice Communications and Technology Products had comparable margins period over period as a result of continued competitive market conditions.

Gross profit for Data Infrastructure for Fiscal 2013 was $63,370, or 26.0% of revenues, compared to gross profit for Fiscal 2012 of $62,032, or 25.1% of revenues. Gross profit for Voice Communications for Fiscal 2013 was $176,057, or 30.8% of revenues, compared to gross profit for Fiscal 2012 of $196,279, or 30.6% of revenues. Gross profit for Technology Products for Fiscal 2013 was $80,503, or 44.3% of revenues, compared to gross profit for Fiscal 2012 of $88,185, or 44.4% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

Selling, general & administrative expenses
Selling, general & administrative expenses for Fiscal 2013 were $249,924, a decrease of 2% compared to Selling, general & administrative expenses for Fiscal 2012 of $255,347. Selling, general & administrative expenses as a percent of revenues for Fiscal 2013 were 25.0%, an increase of 1.5% compared to Selling, general & administrative expenses as a percent of revenues for Fiscal 2012 of 23.5%. The decrease in Selling, general & administrative expenses, which included $8,445 of restructuring expense, was due primarily to cost savings from headcount reductions, back office and real estate consolidation initiatives to better align our costs with revenues in response to continued weakness in certain of our end markets as well as streamline certain functions. The increase in Selling, general & administrative expenses as a percent of revenue over the prior year was primarily due to decreased Revenues partially offset by the decrease in Selling, general & administrative expenses.

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Certain of these expenses do not change significantly with changes in revenue.

Goodwill impairment loss
There was no Goodwill impairment loss for Fiscal 2013 compared to Goodwill impairment loss of $317,797 for Fiscal 2012. See "Goodwill" below for additional information.

Intangibles amortization
Intangibles amortization for Fiscal 2013 was $13,737, an increase of 6% compared to Intangible amortization for Fiscal 2012 of $13,025. The increase was primarily attributable to a full year of amortization during Fiscal 2013 compared to a partial year of amortization during Fiscal 2012 for acquisitions completed during Fiscal 2012.

Operating income (loss)
As a result of the foregoing, Operating income for Fiscal 2013 was $56,269 compared to Operating loss for Fiscal 2012 of $239,673.

Interest expense (income), net
Interest expense for Fiscal 2013 was $6,090, an increase of 18% compared to Interest expense for Fiscal 2012 of $5,148. Interest expense as a percent of revenues for Fiscal 2013 was 0.6%, an increase of 0.1% compared to Interest expense as a percent of revenues for Fiscal 2012 of 0.5%. The Company’s interest-rate swaps contributed a loss of $606 and a gain of $530 for Fiscal 2013 and Fiscal 2012, respectively, due to the change in fair value.

Excluding the Company's interest-rate swaps, the decrease in Interest expense is primarily due to a decrease in fixed settlements on the interest rate swaps caused by a reduction in the weighted-average swap rate partially offset by increases in the weighted-average interest rate from 1.1% for Fiscal 2012 to 1.5% for Fiscal 2013 and in the weighted-average outstanding debt from $194,055 for Fiscal 2012 to $203,072 for Fiscal 2013. The increase in the weighted-average interest rate is due primarily to the Credit Agreement (see below) entered into by the Company on March 23, 2012 that has slightly less favorable terms than did its predecessor.

Other expenses (income), net
Other expense for Fiscal 2013 was $3,716, an increase of 198% compared to Other expense for Fiscal 2012 of $1,245. The increase was primarily due to a loss of $2,670 during the third quarter of Fiscal 2013 due to the probable divestiture of our non-controlling interest in Genesis Networks Integration Services, LLC ("GNIS"), a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC. The GNIS divestiture was not material to the Company's consolidated financial statements and is not expected to have a material impact on future operations.

Provision (benefit) for income taxes
The tax provision for Fiscal 2013 was $17,657, an effective tax rate of 38.0%. This compared to the tax provision for Fiscal 2012 of $1,668, an effective tax rate of (0.7)%. The tax rate for Fiscal 2013 was higher than the tax rate for Fiscal 2012 primarily due to $262,703 of non-deductible goodwill impairment loss resulting from the goodwill impairment in the third quarter of Fiscal 2012 and a reduction in reserves of $1,579 during second quarter of Fiscal 2012 related to the settlement of an Internal Revenue Service audit for Fiscal 2007 through Fiscal 2010. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income (loss)
As a result of the foregoing, Net income for Fiscal 2013 was $28,806 compared to Net loss for Fiscal 2012 of $247,734.

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

Europe
Revenues in Europe for Fiscal 2012 were $105,492, an increase of 5% compared to revenues for Fiscal 2011 of $100,221. Excluding the positive exchange rate impact of $4,382 in Fiscal 2012 relative to the U.S. dollar, revenues in Europe would have increased 1% from $100,221 in Fiscal 2011 to $101,110 in Fiscal 2012. Data Infrastructure and Technology Products activity was relatively comparable period over period.

All Other
Revenues for All Other for Fiscal 2012 were $38,319, an increase of 4% compared to revenues for Fiscal 2011 of $36,827. Excluding the positive exchange rate impact of $1,646 in Fiscal 2012 relative to the U.S. dollar, All Other revenues would have been relatively consistent at $36,827 in Fiscal 2011 and $36,673 in Fiscal 2012.

Revenue by Service Type

Data Infrastructure
Revenues from Data Infrastructure for Fiscal 2012 were $247,157, an increase of 7% compared to revenues for Fiscal 2011 of $230,719. The Acquired Companies contributed incremental revenue of $6,025 and $0 for Fiscal 2012 and Fiscal 2011, respectively. Excluding the effects of the acquisitions and the positive exchange rate impact of $2,042 in Fiscal 2012 relative to the U.S. dollar for international Data Infrastructure, Data Infrastructure revenues would have increased 4% from $230,719 in Fiscal 2011 to $239,090 in Fiscal 2012. This increase was primarily due to increased activity for both end-user and indirect sales in North America within the business services, financial services, retail and manufacturing revenue verticals which was a result of strategic pricing initiatives designed to grow revenues and further penetrate this market as well as a general increase in activity in Europe.

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

Gross profit for Data Infrastructure for Fiscal 2012 was $62,032, or 25.1% of revenues, compared to gross profit for Fiscal 2011 of $59,287, or 25.7% of revenues. Gross profit for Voice Communications for Fiscal 2012 was $196,279, or 30.6% of revenues, compared to gross profit for Fiscal 2011 of $210,558, or 32.5% of revenues. Gross profit for Technology Products for Fiscal 2012 was $88,185, or 44.4% of revenues, compared to gross profit for Fiscal 2011 of $87,265, or 46.2% of revenues. Please see the preceding paragraph for the analysis of gross profit variances by segment.

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

Selling, general & administrative expenses generally include expenses for sales and marketing, engineering, product management, centers of excellence and corporate expenses. Certain of these expenses do not change significantly with changes in revenue.

Goodwill impairment loss
Goodwill impairment loss for Fiscal 2012 was $317,797. There was no goodwill impairment loss for Fiscal 2011. See "Goodwill" below for additional information.

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

Interest expense (income), net
Interest expense for Fiscal 2012 was $5,148, a decrease of 5% compared to Interest expense for Fiscal 2011 of $5,430. Interest expense as a percent of revenues was 0.5% for each of Fiscal 2012 and Fiscal 2011. The Company’s interest-rate swaps contributed gains of $530 and $2,968 for Fiscal 2012 and Fiscal 2011, respectively, due to the change in fair value.

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

Provision (benefit) for income taxes
The tax provision for Fiscal 2012 was $1,668, an effective tax rate of (0.7)%. This compared to the tax provision for Fiscal 2011 of $32,418, an effective tax rate of 38.0%. The tax rate for Fiscal 2012 was lower than the tax rate for Fiscal 2011 primarily due to $262,703 of non-deductible goodwill impairment loss resulting from the goodwill impairment in the third quarter of Fiscal 2012 and a reduction in reserves of $1,579 during second quarter of Fiscal 2012 related to the settlement of an Internal Revenue Service audit for Fiscal 2007 through Fiscal 2010 and a state audit for Fiscal 2005 through Fiscal 2011. The Company anticipates that its deferred tax asset is realizable in the foreseeable future.

Net income (loss)
As a result of the foregoing, Net loss for Fiscal 2012 was $247,734 compared to Net income for Fiscal 2011 of $52,862.

Liquidity and Capital Resources

Operating Activities
Net cash provided by operating activities during Fiscal 2013 was $46,701. Significant factors contributing to the source of cash were: net income of $28,806 inclusive of non-cash charges of $19,123 and $7,712 for amortization/depreciation expense and stock compensation expense, respectively, as well as a decrease in trade accounts receivable of $10,047. Significant factors contributing to the use of cash include an increase in costs in excess of billings of $13,928 (primarily due to large contracts with government clients where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition) and a decrease in accrued compensation of $5,801. Changes in the above accounts are based on average Fiscal 2013 exchange rates.

Net cash provided by operating activities during Fiscal 2012 was $65,821. Significant factors contributing to the source of cash were: net loss of $247,734 inclusive of non-cash charges of $18,459, $9,296 and $317,797 for amortization/depreciation expense, stock compensation expense and goodwill impairment loss, respectively, as well as a decrease in costs in excess of billings of $19,133. Significant factors contributing to a use of cash were: increases in deferred taxes of $23,328 (primarily related to the tax deductible portion of the goodwill impairment loss) and inventory of $3,540 and decreases in accrued compensation, trade accounts payable, billings in excess of costs and accrued taxes of $3,963, $3,460, $6,603 and $9,238, respectively. Changes in the above accounts are based on average Fiscal 2012 exchange rates.

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

As of March 31, 2013, 2012 and 2011, the Company had Cash and cash equivalents of $30,720, $22,444 and $31,212, respectively, working capital of $184,229, $166,167 and $164,595, respectively, and a current ratio of 2.0, 1.9 and 1.8, respectively.

The Company believes that its cash provided by operating activities and availability under its credit facility will be sufficient to fund the Company’s working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the foreseeable future.

Investing Activities
Net cash used by investing activities during Fiscal 2013 was $8,305. Significant factors contributing to the use of cash were: $6,323 for gross capital expenditures and $2,371 for acquisitions.

Net cash used by investing activities during Fiscal 2012 was $48,418. Significant factors contributing to the use of cash were: $41,065 for acquisitions and $7,633 for gross capital expenditures.

Net cash used by investing activities during Fiscal 2011 was $19,670. Significant factors contributing to the use of cash were: $14,640 for acquisitions and $5,149 for gross capital expenditures.

See Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional details regarding these acquisitions.

Financing Activities
Net cash used for financing activities during Fiscal 2013 was $29,463. Significant factors contributing to the cash outflow were: $37,214 for the purchase of common stock (including $983 for the purchase of common stock related to the vesting in May 2012 of certain restricted stock units) and $5,206 for the payment of dividends.

Net cash used for financing activities during Fiscal 2012 was $23,744. Significant factors contributing to the cash outflow were: $15,292 for the purchase of common stock (including $1,521 for the purchase of common stock related to the vesting in May 2011 of certain restricted stock units and performance shares), $4,798 for the payment of dividends, $1,911 of net payments on long-term debt and $1,743 for the payment of deferred financing costs related to the Credit Agreement.

Net cash used for financing activities during Fiscal 2011 was $26,462. Significant factors contributing to the use of cash were:$30,284 of net payments on long-term debt and $4,232 for the payment of dividends. A significant factor contributing to the source of cash was $9,239 of proceeds from the exercise of stock options.

Total Debt
On March 23, 2012, the Company entered into a Credit Agreement with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2013, the Company was in compliance with all covenants under the Credit Agreement.

As of March 31, 2013, the Company had total debt outstanding of $187,752. Total debt was comprised of $187,610 outstanding under the Credit Agreement and $142 of obligations under capital leases and various other third-party, non-employee loans. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for Fiscal 2013 was $220,470, $203,072 and 1.5%, respectively, compared to $216,180, $194,055 and 1.1%, respectively, for Fiscal 2012, and $237,255, $213,124 and 1.2%, respectively, for Fiscal 2011.

As of March 31, 2013, the Company had $4,050 outstanding in letters of credit and $208,340 in unused commitments under the Credit Agreement.

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
4Q13	March 29, 2013	April 12, 2013	$0.08	$1,291
3Q13	December 28, 2012	January 11, 2013	$0.08	$1,304
2Q13	September 28, 2012	October 12, 2012	$0.08	$1,323
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
4Q12	March 30, 2012	April 13, 2012	$0.07	$1,223
3Q12	December 30, 2011	January 12, 2012	$0.07	$1,223
2Q12	September 30, 2011	October 13, 2011	$0.07	$1,238
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,263

On May 9, 2013, the Company announced that, for the third consecutive year, it had increased its dividend by $.01 per share. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio other than regular quarterly dividends not exceeding $15,000 per year.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Fiscal
	2013	2012
Common stock purchased	1,515,445	606,978
Aggregate purchase price	$37,214	$15,292
Average purchase price	$24.56	$25.19

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

Since the inception of the repurchase program in April 1999 through March 31, 2013, the Company has repurchased 9,658,227 shares of common stock for an aggregate purchase price of $373,101, or an average purchase price per share of $38.63. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of March 31, 2013, 841,773 shares were available under repurchase programs approved by the Board. This includes 1,000,000 shares approved for repurchase by the Board on each of May 4, 2012 and October 2, 2012. Additional repurchases of common stock may occur from time to time depending upon various factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio.

Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including those arising under its debt agreements, operating and capital lease obligations and discounted lease rental commitments.

The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2013. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2013:

	Payments Due by Period [1]
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$—	$—	$187,610	$—	$187,610
Interest expense on long-term debt	2,933	5,866	2,861	—	11,660
Capital lease obligations	104	32	6	—	142
Operating lease obligations	11,721	14,005	6,173	3,555	35,454
Total contractual obligations	$14,758	$19,903	$196,650	$3,555	$234,866
1 Not included in the above table are potential cash obligations of $18,132 associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligation.

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding under the Company's credit facility and the weighted-average interest rate in effect as of March 31, 2013.

As of March 31, 2013, the Company had commercial commitments of $4,050, which are generally due within the next twelve-months.

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

Legal Proceedings
Please see the matters discussed in Part I, Item 3, "Legal Proceedings" of this Annual Report, which information is incorporated herein by reference.

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported financial condition and results of operations. Such estimates and assumptions may differ from actual results. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable for the circumstances. The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Allowance for doubtful accounts receivable
The Company records an allowance for doubtful accounts receivable as an offset to accounts receivable in order to present the net balance that the Company believes will be collected. This allowance is based on both recent trends in certain accounts receivable ("specific reserve") estimated to be a greater credit risk as well as general trends in the entire accounts receivable pool ("general reserve"). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. If the estimate of uncollectible accounts receivable should prove inaccurate at some future date, the results of operations reported for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

Inventories
The Company’s inventory is valued at the lower of cost or market value and has been reduced by an allowance for excess and obsolete inventories. The Company records an estimate for slow moving and obsolete inventory ("inventory reserve") based upon our product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. For “convenience,” we reduce inventory cost through a contra asset rather than through a new cost basis. If actual market conditions are less favorable than those projected by Management at some future date, the results of operations reported for the period could be materially affected by any necessary correction to the inventory reserve.

Deferred Income Taxes
The Company records deferred income tax assets and liabilities in its Consolidated Balance Sheets related to events that impact the Company’s financial statements and tax returns in different periods. Deferred tax asset and liability balances are computed by identifying differences between the book basis and tax basis of assets and liabilities ("temporary differences") which are multiplied by the current tax rate. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. If the Company’s estimate of the realizable deferred tax assets should prove inaccurate at some future date, the results of operations reported for the period could be materially affected by any necessary correction to the deferred tax asset allowance.

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

In the first step of the goodwill impairment assessment, the Company uses an income approach to derive a present value of the reporting unit’s projected future annual cash flows and the present residual value of the reporting unit. The Company uses the income approach because it believes that the discounted future cash flows provide greater detail and opportunity to reflect facts, circumstances and economic conditions for each reporting unit. In addition, the Company believes that this valuation approach is a proven valuation technique and methodology for its industry and is widely accepted by investors. The Company uses a variety of underlying assumptions to estimate these future cash flows, which vary for each of the reporting units and include (i) future revenue growth rates, (ii) future operating profitability, (iii) the weighted-average cost of capital and (iv) a terminal growth rate. If the Company’s estimates and assumptions used in the discounted future cash flows should change at some future date, the Company could incur an impairment charge which could have a material adverse effect on the results of operations reported for the period in which the impairment occurs.

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

Fiscal 2013
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2013 using data as of September 29, 2012. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units, thus the reporting units are considered not impaired and the second step of the impairment test is not necessary.

At March 31, 2013, the Company's stock market capitalization was below its net book value. However, each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2014 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.

Future events that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the Company's overall business strategy, (iii) significant negative industry or economic trends, (iv) a further decline in market capitalization below book value and (v) a modification to the Company's operating segments.

In connection with a new management team and a renewed business strategy, the Company has realigned its organizational structure which will result in new operating segments for the purpose of making operational decisions and assessing financial performance which changes will be effective, on a prospective basis, beginning on April 1, 2013. This change in operating segments will affect the reporting units currently being used in the Company's annual goodwill impairment assessment. Although, at the present time, we do not expect a material charge as a result of the segment change, we provide no assurance that such a charge will not occur.

Fiscal 2012
Beginning in 1998 and continuing through the present time, the Company has pursued a strategy to expand its technical capabilities and geographic footprint to include Data Infrastructure and Voice Communications in North America and Data Infrastructure in Europe by acquiring over one hundred companies that resulted in recording goodwill on its balance sheet. The North America and Europe reporting units continue to operate profitably and generate positive cash flow from operations. However, the fair value as of October 1, 2011, derived from a discounted cash flow model, of the North America and Europe reporting units did not support the book value of goodwill recorded from those acquisitions. The primary factors contributing to the difference in fair value to book value were an increased weighted-average cost of capital for North America (primarily driven by an increase in the risk premium associated with the Company's industry segment relative to a control group) and lower profitability as a result of competitive market conditions for both North America and Europe.

As previously disclosed, as a result of its annual goodwill assessment conducted as of October 1, 2011, the Company, after consultation by Management with the Audit Committee (the "Audit Committee") of the Board, recorded a non-cash, pre-tax goodwill impairment charge of $317,797 during the third quarter of Fiscal 2012. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows, or result in any cash expenditures.

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

Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2013, Fiscal 2012 or Fiscal 2011 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements.

Cautionary Forward Looking Statements
When included in this Annual Report or in documents incorporated herein by reference, the words "should," "expects," "intends," "anticipates," "believes," "estimates," "approximates," "targets," "plans" and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs, successful marketing of the Company's product and services offerings, successful implementation of the Company’s M&A program including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company’s control. Additional risk factors are included in this Annual Report. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based and cautions you not to unduly rely on any such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of business that include interest-rate volatility and foreign currency exchange rates volatility. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. The Company does not hold or issue any financial derivative instruments (other than those specifically noted below) nor does it engage in speculative trading of financial derivatives.

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of March 31, 2013, the Company had total long-term obligations of $187,610 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement (discussed in more detail below) and $62,610 was in variable rate obligations. As of March 31, 2013, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income (loss) in the subsequent fiscal year by $154 ($95 net of tax) assuming the Company employed no intervention strategies.

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

Foreign Exchange Rate Risk
The Company has operations, clients and suppliers worldwide, thereby exposing the Company’s financial results to foreign currency fluctuations. In an effort to reduce this risk of foreign currency fluctuations, the Company generally sells and purchases inventory based on prices denominated in U.S. dollars. Intercompany sales to subsidiaries are generally denominated in the subsidiaries’ local currency. The Company has entered into and will continue to enter into, on a selective basis, foreign currency contracts to reduce the foreign currency exposure related to certain intercompany transactions, primarily trade receivables and loans. All of the foreign currency contracts have been designated and qualify as cash flow hedges. The effective portion of any changes in the fair value of the derivative instruments is recorded in Accumulated Other Comprehensive Income ("AOCI") until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from AOCI to the Company’s Consolidated Statements of Operations. In the event it becomes probable that the hedged forecasted transaction will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from AOCI to the Company’s Consolidated Statements of Operations.

As of March 31, 2013, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.97 to 0.99 Australian dollar, 0.99 to 1.04 Canadian dollar, 5.54 to 6.02 Danish krone, 0.74 to 0.80 Euro, 12.88 to 12.99 Mexican peso, 5.60 to 6.07 Norwegian kroner, 0.62 to 0.66 British pound sterling, 6.35 to 6.76 Swedish krona, 0.93 to 0.95 Swiss franc and 92.98 to 94.83 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $57,451 and will expire within eleven months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2013. In connection with our audits of the financial statements, we have also audited Schedule II - Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Box Corporation's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 30, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 30, 2013

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited Black Box Corporation's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2013 and our report dated May 30, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 30, 2013

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2013	2012
Assets
Cash and cash equivalents	$30,720	$22,444
Accounts receivable, net of allowance for doubtful accounts of $6,300 and $6,273	152,967	163,888
Inventories, net	55,469	56,956
Costs/estimated earnings in excess of billings on uncompleted contracts	101,458	87,634
Other assets	26,068	22,678
Total current assets	366,682	353,600
Property, plant and equipment, net	27,720	27,109
Goodwill, net	345,397	346,438
Intangibles, net	110,668	126,541
Other assets	27,534	34,335
Total assets	$878,001	$888,023
Liabilities
Accounts payable	$66,236	$71,095
Accrued compensation and benefits	25,186	31,151
Deferred revenue	33,869	35,601
Billings in excess of costs/estimated earnings on uncompleted contracts	13,386	14,315
Income taxes	6,650	2,574
Other liabilities	37,126	32,697
Total current liabilities	182,453	187,433
Long-term debt	187,648	179,621
Other liabilities	25,653	26,585
Total liabilities	395,754	393,639
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 16,133 and 17,480 shares outstanding, 25,898 and 25,730 issued	26	26
Additional paid-in capital	486,075	478,726
Retained earnings	370,775	347,242
Accumulated other comprehensive income	1,457	7,262
Treasury stock, at cost 9,765 and 8,250 shares	(376,086)	(338,872)
Total stockholders’ equity	482,247	494,384
Total liabilities and stockholders’ equity	$878,001	$888,023

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
In thousands, except per share amounts	2013	2012	2011
Revenues
Products	$181,704	$198,640	$188,998
On-Site services	816,082	888,888	879,231
Total	997,786	1,087,528	1,068,229
Cost of sales *
Products	101,201	110,455	101,733
On-Site services	576,655	630,577	609,386
Total	677,856	741,032	711,119
Gross profit	319,930	346,496	357,110
Selling, general & administrative expenses	249,924	255,347	253,896
Goodwill impairment loss	—	317,797	—
Intangibles amortization	13,737	13,025	12,156
Operating income (loss)	56,269	(239,673)	91,058
Interest expense (income), net	6,090	5,148	5,430
Other expenses (income), net	3,716	1,245	348
Income (loss) before provision for income taxes	46,463	(246,066)	85,280
Provision for income taxes	17,657	1,668	32,418
Net income (loss)	$28,806	$(247,734)	$52,862
Earnings (loss) per common share
Basic	$1.73	$(13.98)	$2.99
Diluted	$1.73	$(13.98)	$2.97
Weighted-average common shares outstanding
Basic	16,627	17,725	17,680
Diluted	16,689	17,725	17,795
Dividends per share	$0.32	$0.28	$0.24
* Exclusive of depreciation and intangibles amortization.

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
In thousands	2013	2012	2011
Net income (loss)	$28,806	$(247,734)	$52,862
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,237)	(6,868)	10,616
Pension
Actuarial gain (loss), net of taxes of ($692), ($2,091) and ($516)	(1,823)	(5,503)	(1,360)
Amounts reclassified into results of operations, net of taxes of $104, $39 and $52	273	99	140
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($142), ($54) and ($111)	(375)	(143)	(291)
Amounts reclassified into results of operations, net of taxes of $136, $59 and $170	357	154	447
Other comprehensive income (loss)	$(5,805)	$(12,261)	$9,552
Comprehensive income (loss)	$23,001	$(259,995)	$62,414

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income
In thousands	Shares	$.001 par	Shares	$	Additional Paid-in Capital	Foreign Currency Translation Adjustment	Derivative Instruments	Defined Benefit Pension	Retained Earnings	Total
March 31, 2010	25,174	$25	7,626	$(323,095)	$451,778	$13,298	$(320)	$(3,007)	$551,315	$689,994
Net income (loss)									52,862	52,862
Foreign currency translation adjustment						10,616				10,616
Pension, net of taxes
Actuarial gain (loss)								(1,360)		(1,360)
Actuarial gain (loss) reclassified into results of operations								140		140
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(291)			(291)
Amounts reclassified into results of operations							447			447
Stock compensation expense					10,270					10,270
Dividends declared									(4,254)	(4,254)
Issuance of common stock	387	1			9,239					9,240
Repurchases of common stock			17	(485)						(485)
Tax impact from equity awards					(920)					(920)
March 31, 2011	25,561	$26	7,643	$(323,580)	$470,367	$23,914	$(164)	$(4,227)	$599,923	$766,259
Net income (loss)									(247,734)	(247,734)
Foreign currency translation adjustment						(6,868)				(6,868)
Pension, net of taxes
Actuarial gain (loss)								(5,503)		(5,503)
Actuarial gain (loss) reclassified into results of operations								99		99
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(143)			(143)
Amounts reclassified into results of operations							154			154
Stock compensation expense					9,296					9,296
Dividends declared									(4,947)	(4,947)
Issuance of common stock	169	—			—					—
Repurchases of common stock			607	(15,292)						(15,292)
Tax impact from equity awards					(937)					(937)
March 31, 2012	25,730	$26	8,250	$(338,872)	$478,726	$17,046	$(153)	$(9,631)	$347,242	$494,384
Net income (loss)									28,806	28,806
Foreign currency translation adjustment						(4,237)				(4,237)
Pension, net of taxes
Actuarial gain (loss)								(1,823)		(1,823)
Actuarial gain (loss) reclassified into results of operations								273		273
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(375)			(375)
Amounts reclassified into results of operations							357			357
Stock compensation expense					7,712					7,712
Dividends declared									(5,273)	(5,273)
Issuance of common stock	168	—			—					—
Repurchases of common stock			1,515	(37,214)						(37,214)
Tax impact from equity awards					(363)					(363)
March 31, 2013	25,898	$26	9,765	$(376,086)	$486,075	$12,809	$(171)	$(11,181)	$370,775	$482,247

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2013	2012	2011
Operating Activities
Net income (loss)	$28,806	$(247,734)	$52,862
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	19,123	18,459	18,222
Loss (gain) on sale of property	(105)	(253)	(71)
Deferred taxes	4,144	(18,398)	8,456
Stock compensation expense	7,712	9,296	10,270
Change in fair value of interest-rate swaps	606	(530)	(2,968)
Goodwill impairment loss	—	317,797	—
Joint venture investment loss	2,670	—	—
Changes in operating assets and liabilities (net of acquisitions)			—
Accounts receivable, net	10,047	135	(10,393)
Inventories, net	1,231	(3,540)	459
Costs/estimated earnings in excess of billings on uncompleted contracts	(13,928)	19,133	(17,537)
All other assets	(3,217)	(2,822)	(1,468)
Billings in excess of costs/estimated earnings on uncompleted contracts	(908)	(6,603)	2,146
All other liabilities	(9,480)	(19,119)	(5,113)
Net cash provided by (used for) operating activities	$46,701	$65,821	$54,865
Investing Activities
Capital expenditures	$(6,323)	$(7,633)	$(5,149)
Capital disposals	389	280	119
Acquisition of businesses (payments)/recoveries	17	(39,770)	(12,811)
Prior merger-related (payments)/recoveries	(2,388)	(1,295)	(1,829)
Net cash provided by (used for) investing activities	$(8,305)	$(48,418)	$(19,670)
Financing Activities
Proceeds (repayments) from long-term debt	$7,735	$(1,911)	$(30,284)
Proceeds (repayments) from short-term debt	4,005	—	—
Deferred financing costs	(20)	(1,743)	(700)
Purchase of treasury stock	(37,214)	(15,292)	(485)
Proceeds from the exercise of stock options	—	—	9,239
Payment of dividends	(5,206)	(4,798)	(4,232)
Increase (decrease) in cash overdrafts	1,237	—	—
Net cash provided by (used for) financing activities	$(29,463)	$(23,744)	$(26,462)
Foreign currency exchange impact on cash	$(657)	$(2,427)	$1,594
Increase/(decrease) in cash and cash equivalents	$8,276	$(8,768)	$10,327
Cash and cash equivalents at beginning of period	$22,444	$31,212	$20,885
Cash and cash equivalents at end of period	$30,720	$22,444	$31,212
Supplemental cash flow
Cash paid for interest	$5,092	$6,557	$8,557
Cash paid for income taxes	10,097	29,437	21,513
Non-cash financing activities
Dividends payable	1,291	1,223	1,075
Capital leases	33	36	143

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box," "we," the "Company" or "our") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company's primary service offering is voice communications solutions ("Voice Communications"); the Company also offers premise cabling and other data-related services solutions ("Data Infrastructure") and technology product solutions (“Technology Products”). Voice Communications and Data Infrastructure may collectively be referred to as “On-Site services.” As of March 31, 2013, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.

Basis of Presentation
References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.

The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.

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

Note 2: Significant Accounting Policies

Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Allowance for doubtful accounts receivable
An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present the net balance that the Company believes will be collected. This allowance is based on both recent trends in certain accounts receivable ("specific reserve") estimated to be a greater credit risk as well as general trends in the entire accounts receivable pool ("general reserve"). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. Additions to the allowance for doubtful accounts are charged to Selling, general & administrative expense within the Company’s Consolidated Statements of Operations, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. The provision for doubtful accounts expense was $3,556, $3,006 and $2,674 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Inventories
Inventories are valued at the lower of cost or market. The Company uses the first-in, first-out average cost method to value the majority of its inventory. However, several locations within the Company use other valuation methods, including first-in, first-out ("FIFO"). The Company records an estimate for slow moving and obsolete inventory ("inventory reserve") based upon our product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. For “convenience,” we reduce inventory cost through a contra asset rather than through a new cost basis. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions.

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

In the first step of the goodwill impairment assessment, the Company uses an income approach to derive a present value of the reporting unit’s projected future annual cash flows and the present residual value of the reporting unit. The Company uses the income approach because it believes that the discounted future cash flows provide greater detail and opportunity to reflect facts, circumstances and economic conditions for each reporting unit. In addition, the Company believes that this valuation approach is a proven valuation technique and methodology for its industry and is widely accepted by investors. The Company uses a variety of underlying assumptions to estimate these future cash flows, which vary for each of the reporting units and include (i) future revenue growth rates, (ii) future operating profitability, (iii) the weighted-average cost of capital and (iv) a terminal growth rate. If the Company’s estimates and assumptions used in the discounted future cash flows should change at some future date, the Company could incur an impairment charge which could have a material adverse effect on the results of operations reported for the period in which the impairment occurs.

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

Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries, except those subsidiaries in Brazil and Mexico, are recorded in the local currency, which is the functional currency. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the year-end date. Revenues and expenses are translated at the average monthly exchange rates. Adjustments resulting from these translations are recorded in AOCI within the Company’s Consolidated Balance Sheets and will be included in the Company’s Consolidated Statements of Operations upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are insignificant to the Consolidated Statement of Operations and are recorded in Other expenses (income) within the Company’s Consolidated Statements of Operations. The U.S. dollar is the functional currency for those subsidiaries located in Brazil and Mexico.

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

Marketing and Advertising Expenses
Catalogs and other direct marketing pieces are capitalized and amortized over their expected period of future benefit ranging from one to two-years, which is recorded in Prepaid and other assets within the Company’s Consolidated Balance Sheets. All other advertising costs are expensed as incurred.

Advertising expense was $4,636, $5,224 and $5,621 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.

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

The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of the interest-rate swaps (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Accounts receivable and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of the Company's Long-term debt approximates carrying value because the interest rate is subject to change with market interest rates. There have been no changes in the Company’s valuation techniques used to measure fair values during Fiscal 2013. See Note 9 for further reference.

Recently Issued Accounting Standards
There have been no accounting pronouncements adopted during Fiscal 2013, Fiscal 2012 or Fiscal 2011 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Inventories

The Company’s Inventories consist of the following:

	March 31,
	2013	2012
Raw materials	$1,231	$1,260
Finished goods	72,278	74,596
Inventory, gross	73,509	75,856
Excess and obsolete inventory reserves	(18,040)	(18,900)
Inventories, net	$55,469	$56,956

Note 4: Property, Plant and Equipment

The Company’s Property, plant and equipment consist of the following:

	March 31,
	2013	2012
Land	$2,396	$2,396
Building and improvements	30,823	31,011
Equipment and computer hardware and software	67,651	66,052
Property, plant and equipment, gross	100,870	99,459
Accumulated depreciation	(73,150)	(72,350)
Property, plant and equipment, net	$27,720	$27,109

Depreciation expense was $5,386, $5,434 and $6,066 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Note 5: Goodwill
The following table summarizes Goodwill at the Company’s reportable segments:

	North America	Europe	All Other	Total
Goodwill (gross) at March 31, 2011	$574,964	$72,752	$2,308	$650,024
Accumulated impairment losses at March 31, 2011	—	—	—	—
Goodwill (net) at March 31, 2011	$574,964	$72,752	$2,308	$650,024

Foreign currency translation adjustment	(10)	(3,369)	(64)	(3,443)
Current period acquisitions (see Note 11)	14,084	—	—	14,084
Prior period acquisitions (see Note 11)	3,570	—	—	3,570
Goodwill impairment loss	(277,364)	(40,433)	—	(317,797)

Goodwill (gross) at March 31, 2012	$592,608	$69,383	$2,244	$664,235
Accumulated impairment losses at March 31, 2012	(277,364)	(40,433)	—	(317,797)
Goodwill (net) at March 31, 2012	$315,244	$28,950	$2,244	$346,438

Foreign currency translation adjustment	9	(1,098)	45	(1,044)
Current period acquisitions (see Note 11)	—	—	3	3
Prior period acquisitions (see Note 11)	—	—	—	—

Goodwill (gross) at March 31, 2013	$592,617	$68,285	$2,292	$663,194
Accumulated impairment losses at March 31, 2013	(277,364)	(40,433)	—	(317,797)
Goodwill (net) at March 31, 2013	$315,253	$27,852	$2,292	$345,397

Fiscal 2013
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2013 using data as of September 29, 2012. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units, thus the reporting units are considered not impaired and the second step of the impairment test is not necessary.

At March 31, 2013, the Company's stock market capitalization was below its net book value. However, each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2014 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.

Future events that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the Company's overall business strategy, (iii) significant negative industry or economic trends, (iv) a further decline in market capitalization below book value and (v) a modification to the Company's operating segments.

In connection with a new management team and a renewed business strategy, the Company has realigned its organizational structure which will result in new operating segments for the purpose of making operational decisions and assessing financial performance which changes will be effective, on a prospective basis, beginning on April 1, 2013. This change in operating segments will affect the reporting units currently being used in the Company's annual goodwill impairment assessment. Although, at the present time, we do not expect a material charge as a result of the segment change, we provide no assurance that such a charge will not occur.

Fiscal 2012
Beginning in 1998 and continuing through the present time, the Company has pursued a strategy to expand its technical capabilities and geographic footprint to include Data Infrastructure and Voice Communications in North America and Data Infrastructure in Europe by acquiring over one hundred companies that resulted in recording goodwill on its balance sheet. The North America and Europe reporting units continue to operate profitably and generate positive cash flow from operations. However, the fair value as of October 1, 2011, derived from a discounted cash flow model, of the North America and Europe reporting units did not support the book value of goodwill recorded from those acquisitions. The primary factors contributing to the difference in fair value to book value were an increased weighted-average cost of capital for North America (primarily driven by an increase in the risk premium associated with the Company's industry segment relative to a control group) and lower profitability as a result of competitive market conditions for both North America and Europe.

As previously disclosed, as a result of its annual goodwill assessment conducted as of October 1, 2011, the Company, after consultation by Management with the Audit Committee (the "Audit Committee") of the Company's Board of Directors (the "Board"), recorded a non-cash, pre-tax goodwill impairment charge of $317,797 during the third quarter of Fiscal 2012. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows, or result in any cash expenditures.

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

Note 6: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	March 31,
	2013			2012
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,189	$10,906	$1,283	$12,228	$10,194	$2,034
Customer relationships	137,267	58,092	79,175	140,669	47,226	93,443
Acquired backlog	20,838	18,367	2,471	20,838	17,513	3,325
Total	$170,294	$87,365	$82,929	$173,735	$74,933	$98,802
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$206,286	$95,618	$110,668	$209,727	$83,186	$126,541

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts by Intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer Relationships	Total
March 31, 2011	$27,739	$1,328	$91,066	$120,133
Intangibles amortization	—	(1,100)	(11,925)	(13,025)
Foreign currency translation adjustment	—	5	—	5
Current period acquisitions (see Note 11)	—	5,126	14,302	19,428
March 31, 2012	$27,739	$5,359	$93,443	$126,541
Intangibles amortization	—	(1,609)	(12,128)	(13,737)
Foreign currency translation adjustment	—	4	—	4
Other [1]	—	—	(2,140)	(2,140)
March 31, 2013	$27,739	$3,754	$79,175	$110,668
1 Primarily represents the write-off of the net book value of intangible assets due to the probable divestiture of our non-controlling interest in Genesis Networks Integration Services, LLC, a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC.

Intangibles amortization was $13,737, $13,025 and $12,156 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

The following table details the estimated intangibles amortization expense for the next five years.

Fiscal
2014	$12,025
2015	10,542
2016	10,337
2017	9,425
2018	8,097
Thereafter	32,503
Total	$82,929

Note 7: Indebtedness

Short-Term Debt
The Company finances certain vendor-specific inventory under an unsecured revolving arrangement through a third party which provides extended payment terms beyond those offered by the vendor at no incremental cost to the Company. The outstanding balance for this unsecured revolving arrangement was $4,006 as of March 31, 2013 and is recorded as a current liability in Other liabilities within the Company's Consolidated Balance Sheets.

Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31,
	2013	2012
Revolving credit agreement	$187,610	$179,470
Other	142	514
Total debt	$187,752	$179,984
Less: current portion (included in Other liabilities)	(104)	(363)
Long-term debt	$187,648	$179,621

On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2013, the Company was in compliance with all covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for Fiscal 2013 was $220,470, $203,072 and 1.5%, respectively, compared to $216,180, $194,055 and 1.1%, respectively, for Fiscal 2012, and $237,255, $213,124 and 1.2%, respectively, for Fiscal 2011.

As of March 31, 2013, the Company had $4,050 outstanding in letters of credit and $208,340 in unused commitments under the Credit Agreement.

At March 31, 2013, scheduled maturities or required payments of long-term debt for each of the five succeeding fiscal years were as follows:

Fiscal
2014	$104
2015	24
2016	8
2017	187,613
2018	3
Total	$187,752

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

Foreign currency contracts
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2013, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, New Zealand dollars, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $57,451 and will expire within eleven months. There was no hedge ineffectiveness during Fiscal 2013, Fiscal 2012 or Fiscal 2011. See Note 2 for additional information.

Interest-rate Swaps
On June 15, 2009, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective date of July 27, 2009, that was based on a three-month LIBOR rate versus a 2.28% fixed rate and had a notional value of $100,000 (which reduced to $50,000 on July 27, 2011 and terminated on July 27, 2012). On May 19, 2011, the Company entered into a one-year floating-to-fixed interest-rate swap, with an effective date of July 26, 2011, that was based on a three-month LIBOR rate versus a 0.58% fixed rate and had a notional value of $75,000 and terminated on July 26, 2012. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a three-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. Each interest-rate swap discussed above does not qualify for hedge accounting and all such interest-rate swaps are collectively hereinafter referred to as the "interest-rate swaps." See Note 2 for additional information.

The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		March 31,		March 31,
	Classification	2013	2012	2013	2012
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$615	$1,272
Foreign currency contracts	Other assets (current)	$409	$323
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			2,379	1,773

		Fiscal
	Classification	2013	2012	2011
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(375)	$143	$(291)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	357	154	447
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	(606)	530	2,968

Note 9: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of
	March 31, 2013
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$409	$—	$409

	Liabilities at Fair Value as of
	March 31, 2013
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$615	$—	$615
Interest-rate swap	—	2,379	—	2,379
Total	$—	$2,994	$—	$2,994

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

Note 10: Stockholder's Equity

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
4Q13	March 29, 2013	April 12, 2013	$0.08	$1,291
3Q13	December 28, 2012	January 11, 2013	$0.08	$1,304
2Q13	September 28, 2012	October 12, 2012	$0.08	$1,323
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
4Q12	March 30, 2012	April 13, 2012	$0.07	$1,223
3Q12	December 30, 2011	January 12, 2012	$0.07	$1,223
2Q12	September 30, 2011	October 13, 2011	$0.07	$1,238
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,263

On May 9, 2013, the Company announced that, for the third consecutive year, it had increased its dividend by $.01 per share. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio other than regular quarterly dividends not exceeding $15,000 per year.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Fiscal
	2013	2012
Common stock purchased	1,515,445	606,978
Aggregate purchase price	$37,214	$15,292
Average purchase price	$24.56	$25.19

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

Since the inception of the repurchase program in April 1999 through March 31, 2013, the Company has repurchased 9,658,227 shares of common stock for an aggregate purchase price of $373,101, or an average purchase price per share of $38.63. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of March 31, 2013, 841,773 shares were available under repurchase programs approved by the Board. This includes 1,000,000 shares approved for repurchase by the Board on each of May 4, 2012 and October 2, 2012. Additional repurchases of common stock may occur from time to time depending upon various factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio.

Note 11: Acquisitions

Fiscal 2013
There were no acquisitions during Fiscal 2013.

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

Also during the third quarter of Fiscal 2011, the Company acquired a non-controlling interest in Genesis Networks Integration Services, LLC, a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC ("Genesis"). This joint venture company, based on Genesis’ existing Networks Integration Services Division, strengthens and enhances Genesis’ ability to deliver and support voice and data communications solutions to its enterprise clients. During the third quarter of Fiscal 2013, the Company recorded a loss of $2,670 in Other expenses (income), net within the Company’s Consolidated Statements of Operations due to the probable divestiture of our non-controlling interest in GNIS.

The acquisition of Logos and the non-controlling interest in Genesis Networks Integration Services, LLC, both individually and in the aggregate, did not have a material impact on the Company’s consolidated financial statements.

In connection with the acquisitions during Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company acquired approximately $20,768 of goodwill. The Company believes that $10,864 of such amount will be recognized as a tax deduction over the next fifteen years.

Note 12: Operating Leases

The Company leases offices, facilities, equipment and vehicles throughout the world. While most of the leases are operating leases that expire over the next three-years, certain vehicles and equipment are leased under capital leases that also expire over the next three-years. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $19,717, $22,912 and $19,317 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2013 are as follows:

Fiscal
2014	$11,721
2015	8,444
2016	5,561
2017	3,655
2018	2,518
Thereafter	3,555
Total minimum lease payments	$35,454

Note 13: Income Taxes

The domestic and foreign components of Income (loss) before provision (benefit) for income taxes are as follows:

	Fiscal
	2013	2012	2011
Domestic	$34,597	$(224,993)	$65,295
Foreign	11,866	(21,073)	19,985
Consolidated	$46,463	$(246,066)	$85,280

The provision/(benefit) for income taxes consists of the following:

	Fiscal
	2013	2012	2011
Current
Federal	$8,877	$14,166	$15,671
State	2,203	2,962	4,160
Foreign	2,433	2,938	4,131
Total current	13,513	20,066	23,962
Deferred	4,144	(18,398)	8,456
Total provision (benefit) for income taxes	$17,657	$1,668	$32,418

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign taxes, net of foreign tax credits	(2.9)	(5.5)	(1.6)
Non-deductible expenses	(0.9)	0.3	(0.9)
State income taxes, net of federal benefit	2.9	0.2	3.0
Valuation allowance	—	—	(0.1)
Non-deductible goodwill impairment loss	—	(31.5)	—
Equity awards	3.3	(0.3)	0.3
Other, net	0.6	1.1	2.3
Effective tax rate	38.0%	(0.7)%	38.0%

The effective tax rate of (0.7)% for Fiscal 2012 was primarily due to $262,703 of non-deductible goodwill impairment loss (see Note 5) and a reduction in reserves of $1,579 related to the settlement of an Internal Revenue Service ("IRS") audit for Fiscal 2007 through Fiscal 2010 and a state audit for Fiscal 2005 through Fiscal 2011.

The components of current and long-term deferred tax liabilities/assets are as follows:

	March 31,
	2013	2012
Deferred Tax Liabilities
Goodwill and intangibles	$29,206	$26,475
Unremitted earnings of foreign subsidiaries	213	334
Other	534	198
Gross deferred tax liabilities	29,953	27,007
Deferred Tax Assets
Net operating losses	29,631	31,653
Basis of finished goods inventory	7,714	7,741
Reserve for bad debts	1,169	1,457
Foreign tax credit carry-forwards	938	283
Accrued employee costs	10,211	8,807
Stock-based compensation	10,966	11,449
Other	2,530	1,640
Gross deferred tax assets	63,159	63,030
Valuation allowance	(3,518)	(3,518)
Net deferred tax assets	59,641	59,512
Net deferred tax assets/(liabilities)	$29,688	$32,505

The net deferred tax asset of $29,688 in the table above is classified as non-current under Other assets within the Company's Consolidated Balance Sheets. At March 31, 2013, the Company had $52,439, $102,203 and $21,203 of federal, state and foreign gross net operating loss carry-forwards, respectively. As a result of the Company’s acquisitions of InnerWireless and ACS Communications, Inc., Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of net operating losses available to the Company to approximately $6,178 per year. The federal gross net operating loss carry-forwards expire in Fiscal 2030. The state gross net operating loss carry-forwards expire at various times through Fiscal 2033 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2022, with the exception of $208 for Austria, $583 for Belgium and $8,443 for Brazil, which have no expirations.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $3,518 for certain state and foreign net operating loss carry-forwards anticipated to produce no tax benefit.

In general, except for certain earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $5,727 based on exchange rates at March 31, 2013, thus there is no unrealized currency translation adjustments related to translation of foreign denominated balance sheets.

A reconciliation of the change in the tax liability for unrecognized tax benefits is as follows:

	Fiscal
	2013	2012	2011
Balance at beginning of year	$5,204	$8,318	$7,559
Additions for tax positions related to the current year	465	801	481
Additions for tax positions related to prior years	213	804	2,285
Reductions for tax positions related to prior years	(542)	(4,235)	(1,802)
Settlements	—	(484)	(205)
Balance at end of year	$5,340	$5,204	$8,318

Unrecognized tax benefits are classified as current under Other liabilities within the Company's Consolidated Balance Sheets. Of the $5,340 noted above, the Company expects that $234 will reverse in the next twelve-months. As of March 31, 2013, 2012 and 2011, the Company recorded $1,001, $1,812 and $1,895, respectively, of interest and penalties related to uncertain tax positions in current liabilities within Income taxes, all of which impacted the Company's effective tax rate.

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

Note 14: Incentive Compensation Plans

Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $3,697, $7,388 and $11,670 under its variable compensation plans for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Profit Sharing and Savings Plans ("the savings plans")
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $2,504, $2,639 and $2,427 for these plans during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Pension Plans
The Company has multiple defined benefit pension plans for which a majority of benefits have been "frozen" (i.e., no new employees will be admitted and those employees currently in the plan will not earn additional benefits based on service) and a multi-employer plan. The Company made contributions of $3,406, $3,349 and $2,936 during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, to the pension plans. The defined benefit pension plan had assets of $29,884, $25,770 and $24,391, a projected benefit obligation of $48,016, $43,110 and $34,950 and a resulting unfunded liability of $18,132, $17,340 and $10,559 for the periods ended March 31, 2013, 2012 and 2011, respectively.

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

The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan is 900,000 plus the number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of March 31, 2013.

Shares
Shares initially authorized under the Incentive Plan	900,000
Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888,087
Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through March 31, 2013	1,463,021
Shares authorized for grant under the Incentive Plan as of March 31, 2013	3,251,108
Shares available for grant under the Incentive Plan as of March 31, 2013 *	615,772
* The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance share awards). The shares available for grant assume a 100% payout on outstanding performance share awards. Actual payout could range from 0% - 150% or 200% depending on performance goal resulting in shares available for grant from 1,130,589 to 268,297.

The Company recognized stock-based compensation expense of $7,712, $9,296 and $10,270 during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $2,814, $3,417 and $3,768 during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

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

	Fiscal
	2013	2012	2011
Expected life (in years)	7.0	4.8	4.9
Risk free interest rate	0.8%	1.7%	2.3%
Annual forfeiture rate	2.0%	2.1%	2.1%
Expected Volatility	44.6%	45.3%	41.4%
Dividend yield	1.0%	0.7%	0.8%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2012	2,827	$34.95
Granted	184	22.07
Exercised	—	—
Forfeited or cancelled	(476)	34.91
Outstanding at March 31, 2013	2,535	$34.02	4.2	$—
Exercisable at March 31, 2013	2,187	$35.10	3.4	$—

The weighted-average grant-date fair value of options granted during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $9.02, $12.42 and $11.69, respectively. The intrinsic value of options exercised during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $0, $0 and $2,669, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on March 28, 2013 of $21.81.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2012	382	$12.15
Granted	184	9.02
Vested	(188)	12.16
Forfeited	(30)	11.11
March 31, 2013	348	$10.57

As of March 31, 2013, there was $1,855 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2012	280	$31.23
Granted	238	22.98
Vested	(167)	29.25
Forfeited	(16)	28.72
March 31, 2013	335	$26.48

The total fair value of shares that vested during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $3,674, $3,921 and $1,985, respectively.

As of March 31, 2013, there was $4,766 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.7 years.

Performance share awards
Performance share awards are subject to one of the performance goals - the Company’s Relative TSR Ranking or cumulative Adjusted EBITDA - over a three-year period. The Company’s Relative TSR Ranking metric is based on the three-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation valuation method which includes the following weighted-average assumptions.

	Fiscal
	2013	2012	2011
Risk free interest rate	0.4%	0.9%	1.4%
Expected Volatility	41.3%	50.8%	52.3%
Dividend yield	1.0%	0.7%	0.8%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted- Average Grant- Date Fair Value
March 31, 2012	183	$33.77
Granted	111	22.35
Vested	—	—
Forfeited	(19)	30.36
March 31, 2013	275	$29.39

The total fair value of shares that vested during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $0, $1,679 and $0, respectively.

As of March 31, 2013, there was $1,811 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.5 years.

Note 15: Earnings (loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Fiscal
	2013	2012	2011
Net income (loss)	$28,806	$(247,734)	$52,862
Weighted-average common shares outstanding (basic)	16,627	17,725	17,680
Effect of dilutive securities from equity awards	62	—	115
Weighted-average common shares outstanding (diluted)	16,689	17,725	17,795
Basic earnings (loss) per common share	$1.73	$(13.98)	$2.99
Dilutive earnings (loss) per common share	$1.73	$(13.98)	$2.97

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,648,137, 2,870,784 and 2,323,094 non-dilutive equity awards outstanding during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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

Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2013 and 2012, the Company has recorded a warranty reserve of $1,937 and $1,896, respectively.

There has been no other significant or unusual activity during Fiscal 2013.

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

The following table presents financial information about the Company’s reportable segments by geographic region:

	Fiscal
	2013	2012	2011
North America
Revenues	$862,957	$943,717	$931,181
Operating income (loss) [1]	47,413	(214,448)	76,789
Depreciation expense	4,703	4,917	5,569
Intangibles amortization	13,713	12,980	12,111
Assets (as of March 31)	831,384	832,248	1,079,622
Europe
Revenues	$97,114	$105,492	$100,221
Operating income (loss) [2]	5,191	(30,347)	8,032
Depreciation expense	455	379	352
Intangibles amortization	24	39	39
Assets (as of March 31)	76,397	75,072	127,176
All Other
Revenues	$37,715	$38,319	$36,827
Operating income (loss)	3,665	5,122	6,237
Depreciation expense	228	138	145
Intangibles amortization	—	6	6
Assets (as of March 31)	28,983	27,758	27,539
1 Includes restructuring expense of $6,689 during Fiscal 2013 and goodwill impairment loss of $277,132 recorded during the third quarter of Fiscal 2012.

2 Includes restructuring expense of $1,756 during Fiscal 2013 and goodwill impairment loss of $40,665 recorded during the third quarter of Fiscal 2012.

The Company generated revenues of $159,438, $184,833 and $208,829 with the United States Federal Government during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, all of which is included within the Company's North America reportable segment.

The sum of the segment revenues, operating income (loss), depreciation and intangibles amortization equals the consolidated revenues, operating income (loss), depreciation and intangibles amortization. The following table reconciles segment assets to total consolidated assets as of March 31, 2013, 2012 and 2011:

	March 31,
	2013	2012	2011
Segment assets for North America, Europe and All Other	$936,764	$935,078	$1,234,337
Corporate eliminations	(58,763)	(47,055)	(62,354)
Total consolidated assets	$878,001	$888,023	$1,171,983

The following table presents financial information about the Company by service type:

	Fiscal
	2013	2012	2011
Data Infrastructure
Revenues	$243,711	$247,157	$230,719
Gross profit	63,370	62,032	59,287
Voice Communications
Revenues	$572,371	$641,731	$648,512
Gross profit	176,057	196,279	210,558
Technology Products
Revenues	$181,704	$198,640	$188,998
Gross profit	80,503	88,185	87,265

The sum of service type revenues and gross profit equals consolidated revenues and gross profit.

In connection with a new management team and a renewed business strategy, the Company has realigned its organizational structure which will result in new reporting segments (North America Services, North America Products, International Services and International Products) for the purpose of making operational decisions and assessing financial performance which will be effective, on a prospective basis, beginning on April 1, 2013. This is consistent with the proliferation of voice-over-internet-protocol (VOIP) solutions and the adoption of unified communication technologies which has resulted in a trend toward convergence of voice and data networks. The Company believes that, in the near future, the distinction between our voice and data solution offerings will not be significant. As such, those historical Voice Communications and Data Infrastructure offerings have been aggregated into Services in their respective geography. The Company will report financial information (revenue through operating income) for these new reporting segments which should provide enhanced visibility and transparency into our operations, our business drivers and the value of our enterprise. The Company believes that a successful transition will better position Black Box as a comprehensive communications system integrator where we can support our clients with multiple offerings.

Note 18: Quarterly Data (Unaudited)

The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Operations for Fiscal 2013 and Fiscal 2012. Earnings (loss) per common share may not compute due to the use of different quarterly/annual basic and diluted shares.

	Fiscal 2013
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$44,148	$46,490	$46,854	$44,212	$181,704
On-Site services	203,689	213,671	205,235	193,487	816,082
Total	247,837	260,161	252,089	237,699	997,786
Cost of sales
Products	24,201	26,076	26,735	24,189	101,201
On-Site services	144,362	154,031	143,622	134,640	576,655
Total	168,563	180,107	170,357	158,829	677,856
Gross profit	79,274	80,054	81,732	78,870	319,930
Selling, general & administrative expenses	63,950	62,596	60,542	62,836	249,924
Intangibles amortization	3,464	3,474	3,478	3,321	13,737
Operating income (loss)	11,860	13,984	17,712	12,713	56,269
Interest expense (income), net	1,930	1,893	1,133	1,134	6,090
Other expenses (income), net [1]	361	588	2,839	(72)	3,716
Income (loss) before provision for income taxes	9,569	11,503	13,740	11,651	46,463
Provision for income taxes	3,637	4,370	5,222	4,428	17,657
Net income (loss)	$5,932	$7,133	$8,518	$7,223	$28,806
Earnings (loss) per common share
Basic	$0.34	$0.43	$0.52	$0.45	$1.73
Diluted	$0.34	$0.43	$0.52	$0.44	$1.73
1 Includes a loss of $2,670 during the third quarter of Fiscal 2013 due to the probable divestiture of our non-controlling interest in GNIS, a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC.

	Fiscal 2012
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$47,719	$50,329	$51,379	$49,213	$198,640
On-Site services	220,707	236,842	224,560	206,779	888,888
Total	268,426	287,171	275,939	255,992	1,087,528
Cost of sales
Products	26,267	27,660	29,088	27,440	110,455
On-Site services	155,578	170,645	158,538	145,816	630,577
Total	181,845	198,305	187,626	173,256	741,032
Gross profit	86,581	88,866	88,313	82,736	346,496
Selling, general & administrative expenses	66,644	63,256	62,644	62,803	255,347
Goodwill impairment loss	—	—	317,797	—	317,797
Intangibles amortization	3,059	3,176	3,249	3,541	13,025
Operating income (loss)	16,878	22,434	(295,377)	16,392	(239,673)
Interest expense (income), net	1,065	769	1,856	1,458	5,148
Other expenses (income), net	292	273	311	369	1,245
Income (loss) before provision for income taxes	15,521	21,392	(297,544)	14,565	(246,066)
Provision for income taxes	5,898	6,548	(14,101)	3,323	1,668
Net income (loss)	$9,623	$14,844	$(283,443)	$11,242	$(247,734)
Earnings (loss) per common share
Basic	$0.54	$0.83	$(16.12)	$0.64	$(13.98)
Diluted	$0.53	$0.83	$(16.12)	$0.64	$(13.98)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 based on the framework described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2013, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of its assessment with the Audit Committee of the Board.

BDO USA, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included in this Annual Report.
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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is incorporated herein by reference to the information set forth under Part I of this Annual Report under the captions "Executive Officers of the Registrant" and "Directors of the Registrant." The other information required by this item is incorporated herein by reference to the information set forth under the captions "Policies and Procedures Related to the Approval of Transactions with Related Persons,"Annual Meeting Matters - Proposal 1 - Election of Directors" and "Board of Directors and Certain Board Committees" in the Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the information set forth under the captions "Annual Meeting Matters - Proposal 1 - Election of Directors," "Board of Directors and Certain Board Committees," "Policies and Procedures Related to the Approval of Transactions with Related Persons" and "Executive Compensation and Other Information" in the Proxy Statement.

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

SCHEDULE II

BLACK BOX CORPORATION

Valuation and Qualifying Accounts
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisitions	Reductions from Reserves	Other	Balance at End of Period
March 31, 2013
Excess and obsolete inventory reserves	$18,900	$3,586	$—	$(4,392)	$(54)	$18,040
Allowance for doubtful accounts	6,273	3,556	—	(3,531)	2	6,300
March 31, 2012
Excess and obsolete inventory reserves	$19,859	$1,648	$32	$(2,639)	$—	$18,900
Allowance for doubtful accounts	7,121	3,006	12	(3,866)	—	6,273
March 31, 2011
Excess and obsolete inventory reserves	$19,990	$1,408	$17	$(1,556)	$—	$19,859
Allowance for doubtful accounts	9,505	2,674	2	(5,060)	—	7,121

(a)(3)    Exhibits

EXHIBITS

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1
Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (the “Credit Agreement”) (3)

10.2	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4	Amended and Restated Agreement between the Company and R. Terry Blakemore (5)
10.5	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)

10.8	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (7)
10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12	2008 Long-Term Incentive Plan (9)
10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.15	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17	Summary of Director Compensation (11)
10.18	Description of Fiscal 2011 Annual Incentive Plan (12)
10.19	Agreement between the Company and Kenneth P. Davis (13)
10.20	Description of Fiscal 2012 Annual Incentive Plan (14)
10.21	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (14)
10.22	Description of Fiscal 2013 Annual Incentive Plan (15)
10.23	Agreement between the Company and Timothy C. Huffmyer (16)
10.24	Agreement between the Company and R. Terry Blakemore (16)
10.25	Agreement between the Company and Ronald Basso (11)
10.26	Agreement between the Company and Michael McAndrew (17)
21.1	Subsidiaries of the Registrant (11)
23.1	Consent of Independent Registered Accounting Firm (11)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (11)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (11)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

101	Interactive Data File (18)

(1)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.
(9)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.
(11)	Filed herewith.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 12, 2010, and incorporated herein by reference.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.
(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 8, 2012, and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 2, 2013, and incorporated herein by reference.
(18)
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

BLACK BOX CORPORATION

Date: May 30, 2013

/s/ TIMOTHY C. HUFFMYER

Timothy C. Huffmyer
Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ WILLIAM F. ANDREWS	Director	May 30, 2013
William F. Andrews

/s/ R. TERRY BLAKEMORE	Director	May 30, 2013
R. Terry Blakemore

/s/ RICHARD L. CROUCH	Director	May 30, 2013
Richard L. Crouch

/s/ THOMAS W. GOLONSKI	Director	May 30, 2013
Thomas W. Golonski

/s/ THOMAS G. GREIG	Director and Chairman of the Board	May 30, 2013
Thomas G. Greig

/s/ JOHN S. HELLER	Director	May 30, 2013
John S. Heller

/s/ WILLIAM H. HERNANDEZ	Director	May 30, 2013
William H. Hernandez

/s/ TIMOTHY C. HUFFMYER	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	May 30, 2013
Timothy C. Huffmyer

/s/ MICHAEL MCANDREW	Director, President and Chief Executive Officer	May 30, 2013
Michael McAndrew

/s/ EDWARD A. NICHOLSON	Director	May 30, 2013
Edward A. Nicholson

/s/ JOEL T. TRAMMELL	Director	May 30, 2013
Joel T. Trammell

EXHIBIT INDEX

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1
Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (the “Credit Agreement”) (3)

10.2	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4	Amended and Restated Agreement between the Company and R. Terry Blakemore (5)
10.5	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)
10.8	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (7)
10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12	2008 Long-Term Incentive Plan (9)
10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.15	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17	Summary of Director Compensation (11)
10.18	Description of Fiscal 2011 Annual Incentive Plan (12)
10.19	Agreement between the Company and Kenneth P. Davis (13)
10.20	Description of Fiscal 2012 Annual Incentive Plan (14)
10.21	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (14)
10.22	Description of Fiscal 2013 Annual Incentive Plan (15)
10.23	Agreement between the Company and Timothy C. Huffmyer (16)
10.24	Agreement between the Company and R. Terry Blakemore (16)
10.25	Agreement between the Company and Ronald Basso (11)
10.26	Agreement between the Company and Michael McAndrew (17)
21.1	Subsidiaries of the Registrant (11)
23.1	Consent of Independent Registered Accounting Firm (11)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (11)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (11)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

101	Interactive Data File (18)

(1)	Filed as Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 14, 2000, and incorporated herein by reference.
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.
(9)	Filed as Exhibit I to the Proxy Statement for the 2008 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 26, 2008.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.
(11)	Filed herewith.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 12, 2010, and incorporated herein by reference.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.
(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 8, 2012, and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 2, 2013, and incorporated herein by reference.
(18)
In accordance with Rule 406T of Regulation S-T promulgated by the SEC, Exhibit 101 is deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.