Form 10-Q
period 2013-06-29
BLACK BOX CORP
filed 2013-08-07
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Registrant’s telephone number, including area code: 724-746-5500
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 12, 2013, there were 16,059,473 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JUNE 29, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	June 29, 2013	March 31, 2013
Assets
Cash and cash equivalents	$31,575	$30,720
Accounts receivable, net of allowance for doubtful accounts of $6,102 and $6,300	145,211	152,967
Inventories, net	54,334	55,469
Costs/estimated earnings in excess of billings on uncompleted contracts	97,146	101,458
Other assets	26,148	26,068
Total current assets	354,414	366,682
Property, plant and equipment, net	28,352	27,720
Goodwill, net	345,372	345,397
Intangibles, net	107,359	110,668
Other assets	25,048	27,534
Total assets	$860,545	$878,001
Liabilities
Accounts payable	$63,622	$66,236
Accrued compensation and benefits	22,113	25,186
Deferred revenue	34,428	33,869
Billings in excess of costs/estimated earnings on uncompleted contracts	15,779	13,386
Income taxes	5,547	6,650
Other liabilities	34,168	37,126
Total current liabilities	175,657	182,453
Long-term debt	178,255	187,648
Other liabilities	24,136	25,653
Total liabilities	$378,048	$395,754
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 16,059 and 16,133 shares outstanding, 26,080 and 25,898 issued	26	26
Additional paid-in capital	488,391	486,075
Retained earnings	376,235	370,775
Accumulated other comprehensive income	694	1,457
Treasury stock, at cost 10,021 and 9,765 shares	(382,849)	(376,086)
Total stockholders’ equity	$482,497	$482,247
Total liabilities and stockholders’ equity	$860,545	$878,001

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended
	June 29 and June 30
In thousands, except per share amounts	2013	2012
Revenues
Products	$48,208	$45,353
Services	198,689	202,484
Total	246,897	247,837
Cost of sales *
Products	28,495	24,823
Services	141,371	143,740
Total	169,866	168,563
Gross profit	77,031	79,274
Selling, general & administrative expenses	61,270	63,950
Intangibles amortization	3,309	3,464
Operating income	12,452	11,860
Interest expense (income), net	923	1,930
Other expenses (income), net	116	361
Income before provision for income taxes	11,413	9,569
Provision for income taxes	4,508	3,637
Net income	$6,905	$5,932
Earnings per common share
Basic	$0.43	$0.34
Diluted	$0.43	$0.34
Weighted-average common shares outstanding
Basic	16,085	17,328
Diluted	16,213	17,389
Dividends per share	$0.09	$0.08
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended
	June 29 and June 30
In thousands	2013	2012
Net income	$6,905	$5,932
Other comprehensive income (loss)
Foreign currency translation adjustment	(723)	(4,147)
Pension
Actuarial gain (loss), net of taxes of ($2) and $2	(5)	4
Amounts reclassified into results of operations, net of taxes of $31 and $23	78	61
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($71) and ($66)	(179)	(174)
Amounts reclassified into results of operations, net of taxes of $26 and $49	66	128
Other comprehensive income (loss)	$(763)	$(4,128)
Comprehensive income (loss)	$6,142	$1,804

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-months ended
	June 29 and June 30
In thousands	2013	2012
Operating Activities
Net income	$6,905	$5,932
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	4,684	4,829
Loss (gain) on sale of property	3	(22)
Deferred taxes	2,124	1,488
Stock compensation expense	2,446	2,871
Change in fair value of interest-rate swaps	(457)	646
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	7,530	7,846
Inventories, net	1,026	(79)
Costs/estimated earnings in excess of billings on uncompleted contracts	4,284	(14,127)
All other assets	(147)	(917)
Billings in excess of costs/estimated earnings on uncompleted contracts	2,404	2,346
All other liabilities	(10,263)	(14,183)
Net cash provided by (used for) operating activities	$20,539	$(3,370)
Investing Activities
Capital expenditures	(2,003)	(1,788)
Capital disposals	—	24
Acquisition of businesses (payments)/recoveries	—	17
Prior merger-related (payments)/recoveries	(2)	(1,424)
Net cash provided by (used for) investing activities	$(2,005)	$(3,171)
Financing Activities
Proceeds (repayments) from long-term debt	$(9,412)	$21,060
Proceeds (repayments) from short-term debt	(105)	—
Purchase of treasury stock	(6,763)	(17,232)
Payment of dividends	(1,291)	(1,224)
Increase (decrease) in cash overdrafts	(46)	1,530
Net cash provided by (used for) financing activities	(17,617)	4,134
Foreign currency exchange impact on cash	$(62)	$(190)
Increase/(decrease) in cash and cash equivalents	$855	$(2,597)
Cash and cash equivalents at beginning of period	$30,720	$22,444
Cash and cash equivalents at end of period	$31,575	$19,847
Supplemental cash flow
Cash paid for interest	$1,370	$915
Cash paid for income taxes	3,498	1,837
Non-cash financing activities
Dividends payable	1,445	1,355
Capital leases	33	—
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation
Business
Black Box Corporation ("Black Box" or the "Company") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company offers Products and Services that it distributes through two platforms it has built over its 37-year history. The Products Platform is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current product categories offered through this platform include: (i) infrastructure, (ii) high performance keyboard, video and mouse (KVM) switches, (iii) audio-visual (AV), multi-media and digital signage and (iv) specialty networking. The Services Platform is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence, which include dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (v) data center services. As of June 30, 2013, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
In connection with a new management team and a renewed business strategy, the Company has realigned its organizational structure which resulted in the identification of new operating segments (North America Products, North America Services, International Products and International Services) for the purpose of making operational decisions and assessing financial performance effective, on a prospective basis, beginning on April 1, 2013. See Note 4 and Note 14 for additional information.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods presented may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2013 (the "Form 10-K").
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2013 and 2012 were June 29, 2013 and June 30, 2012. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year's presentation.
The preparation of financial statements in conformity with GAAP requires Company management ("Management") to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include project progress towards completion to estimated budget, allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, intangible assets and goodwill. Actual results could differ from those estimates. Management believes these estimates are reasonable.

Note 2: Significant Accounting Policies
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2014.
Recent Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2014 that have had a material impact on the Company's consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company's consolidated financial statements.
Note 3: Inventories
The Company’s Inventories consist of the following:

	June 30, 2013	March 31, 2013
Raw materials	$1,280	$1,231
Finished goods	70,523	72,278
Inventory, gross	71,803	73,509
Excess and obsolete inventory reserves	(17,469)	(18,040)
Inventories, net	$54,334	$55,469
Note 4: Goodwill
As previously disclosed, the Company realigned its organizational structure as a result of new management team and a renewed business strategy. In connection with this reorganization, the Company evaluated its historical geographic-based operating segments (North America, Europe, Latin America and Pacific Rim) in relation to GAAP and identified the following new operating segments: (i) North America Products, (ii) North America Services, (iii) International Products and (iv) International Services. The new operating segments became effective, on a prospective basis, beginning on April 1, 2013. Note that the Company's operating segments are also its reporting units (for goodwill assessment purposes) and reporting segments (for financial reporting purposes). In connection with the identification of the new operating segments, the Company allocated goodwill from the historical geographic-based reporting units to the new reporting units using a relative fair market value approach. See Note 1 and Note 14 for additional information.
The following table summarizes Goodwill at the Company’s reporting segments, which has been allocated from the historical geographic-based reporting segments using a relative fair market value approach:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2013	$79,763	$506,222	$38,524	$38,685	$663,194
Accumulated impairment losses at March 31, 2013	(232)	(277,132)	(13,724)	(26,709)	(317,797)
Goodwill (net) at March 31, 2013	$79,531	$229,090	$24,800	$11,976	$345,397

Foreign currency translation adjustment	(4)	24	(63)	18	(25)

Goodwill (gross) at June 30, 2013	$79,759	$506,246	$38,461	$38,703	$663,169
Accumulated impairment losses at June 30, 2013	(232)	(277,132)	(13,724)	(26,709)	(317,797)
Goodwill (net) at June 30, 2013	$79,527	$229,114	$24,737	$11,994	$345,372

Also, the Company conducted an interim goodwill impairment assessment because data, relevant to a goodwill impairment assessment, was readily available through the reassignment of goodwill using the relative fair market value approach. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our new reporting units, thus the new reporting units are considered not impaired and the second step of the impairment test is not necessary.
At June 30, 2013, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2014 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between our stock trading price and the book value.
Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	June 30, 2013			March 31, 2013
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,172	$11,065	$1,107	$12,189	$10,906	$1,283
Customer relationships	137,267	61,007	76,260	137,267	58,092	79,175
Acquired backlog	20,838	18,585	2,253	20,838	18,367	2,471
Total	$170,277	$90,657	$79,620	$170,294	$87,365	$82,929
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$206,269	$98,910	$107,359	$206,286	$95,618	$110,668
The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer relationships	Total
March 31, 2013	$27,739	$3,754	$79,175	$110,668
Intangibles amortization	—	(394)	(2,915)	(3,309)
June 30, 2013	$27,739	$3,360	$76,260	$107,359
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2014, each of the succeeding four fiscal years and the periods thereafter. These estimates are based on the carrying amounts of Intangible assets as of June 30, 2013 that are provisional measurements of fair value and are subject to change pending the outcome of purchase accounting related to certain acquisitions:

Fiscal
2014	$8,714
2015	10,543
2016	10,337
2017	9,427
2018	8,097
Thereafter	32,502
Total	$79,620

Note 6: Indebtedness
The Company’s Long-term debt consists of the following:

	June 30, 2013	March 31, 2013
Revolving credit agreement	$178,225	$187,610
Other	149	142
Total debt	$178,374	$187,752
Less: current portion (included in Other liabilities)	(119)	(104)
Long-term debt	$178,255	$187,648
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2013, the Company was in compliance with all covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended June 30, 2013 was $208,675, $193,157 and 1.6%, respectively, compared to $207,645, $190,844 and 1.5%, respectively, for the three-months ended June 30, 2012.
As of June 30, 2013, the Company had $4,154 outstanding in letters of credit and $217,621 in unused commitments under the Credit Agreement.
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
As of June 30, 2013, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $53,904 and will expire within ten months. There was no hedge ineffectiveness during Fiscal 2014 or Fiscal 2013.

Interest-rate Swaps
On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, which is based on a three-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. This interest-rate swap does not qualify for hedge accounting and is hereinafter referred to as the "interest-rate swap."
The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$840	$615
Foreign currency contracts	Other assets (current)	$261	$409
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			$1,922	$2,379

		Three-months ended
		June 30
	Classification	2013	2012
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(179)	$(174)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$66	$128
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$457	$(646)
Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of
	June 30, 2013
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$261	$—	$261

	Liabilities at Fair Value as of
	June 30, 2013
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$840	$—	$840
Interest-rate swaps	—	1,922	—	1,922
Total	$—	$2,762	$—	$2,762

Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.
Note 9: Acquisitions
Fiscal 2014
There were no acquisitions during the three-month period ended June 30, 2013.
Fiscal 2013
There were no acquisitions during the three-month period ended June 30, 2012.
Note 10: Income Taxes
The Company's provision for income taxes for the three-months ended June 30, 2013 was $4,508, an effective tax rate of 39.5% on income before provision for income taxes of $11,413, compared to a provision for income taxes for the three-months ended June 30, 2012 of $3,637, an effective tax rate of 38.0% on income before provision for income taxes of $9,569. The effective tax rate increase from 38.0% to 39.5% was primarily due to the write-off of certain deferred tax assets related to equity awards and the mix of world-wide income taxed at different rates. The effective tax rate for the three-months ended June 30, 2013 of 39.5% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by foreign earnings taxed at a lower statutory rates.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
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
Fiscal 2013 and Fiscal 2012 remain open to examination by the IRS and Fiscal 2009 through Fiscal 2013 remain open to examination by certain state and foreign taxing jurisdictions.
Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of June 30, 2013, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 3,282,645 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $2,446 and $2,871 for the three-months ended June 30, 2013 and 2012, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $892 and $1,055 for the three-months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.
Stock options
Stock option awards are granted with an exercise price equal to the closing market price of the common stock on the date of grant; such stock options generally become exercisable in equal amounts over a three-year period and have a contractual life of ten-years from the grant date. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, which includes the following weighted-average assumptions.

	Three-months ended
	June 30
	2013	2012
Expected life (in years)	6.8	7.0
Risk free interest rate	1.3%	0.8%
Annual forfeiture rate	2.5%	2.0%
Expected Volatility	42.3%	44.6%
Dividend yield	1.3%	1.0%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2013	2,535	$34.02
Granted	158	26.19
Exercised	—	—
Forfeited or cancelled	(100)	27.91
Outstanding at June 30, 2013	2,593	$33.77	3.4	$413
Exercisable at June 30, 2013	2,335	$34.65	2.7	$189
The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2013 and 2012 was $10.06 and $9.02, respectively. The intrinsic value of options exercised during the three-months ended June 30, 2013 and 2012 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on June 28, 2013, which was $25.32.
The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	348	$10.57
Granted	158	10.06
Vested	(179)	11.04
Forfeited	(69)	10.08
June 30, 2013	258	$10.07
As of June 30, 2013, there was $2,322 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	335	$26.48
Granted	169	26.19
Vested	(22)	25.30
Forfeited	(162)	27.83
June 30, 2013	320	$25.72
The total fair value of shares that vested during the three-months ended June 30, 2013 and 2012 was $4,157 and $3,674, respectively.
As of June 30, 2013, there was $6,577 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.
Performance share awards
Performance share awards are subject to one of the following performance goals - the Company's Relative Total Shareholder Return ("TSR") Ranking or cumulative Adjusted EBITDA - each over a three-year period. The Company’s Relative TSR Ranking metric is based on the three-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation valuation method which includes the following weighted-average assumptions.

	Three-months ended
	June 30
	2013	2012
Risk free interest rate	0.4%	0.4%
Expected Volatility	41.1%	41.3%
Dividend yield	1.3%	1.0%
The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	275	$29.39
Granted	92	28.92
Vested	(21)	30.72
Forfeited	(91)	30.67
June 30, 2013	255	$28.66
The total fair value of shares that vested during the three-months ended June 30, 2013 and 2012 was $570 and $0, respectively.
As of June 30, 2013, there was $3,279 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Three-months ended
	June 30
	2013	2012
Net income	$6,905	$5,932
Weighted-average common shares outstanding (basic)	16,085	17,328
Effect of dilutive securities from equity awards	128	61
Weighted-average common shares outstanding (diluted)	16,213	17,389
Basic earnings (loss) per common share	$0.43	$0.34
Dilutive earnings (loss) per common share	$0.43	$0.34

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,784,316 and 3,039,195 non-dilutive equity awards outstanding for the three-months ended June 30, 2013 and 2012, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.
Note 13: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	June 30, 2013	March 31, 2013
Foreign currency translation adjustment	$12,085	$12,808
Derivative instruments, net of tax	(284)	(171)
Defined benefit pension, net of tax	(11,107)	(11,180)
Accumulated other comprehensive income	$694	$1,457
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
1Q13	June 28, 2013	July 12, 2013	$0.09	$1,445
1Q12	June 29, 2012	July 13, 2012	$0.08	$1,355
While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended
	June 30
	2013	2012
Common stock purchased	255,506	714,049
Aggregate purchase price	$6,762	$17,232
Average purchase price	$26.47	$24.13
During the first quarter of Fiscal 2014, the Company made tax payments of $1,322 and withheld 51,194 shares of common stock, which were designated as treasury shares, at an average price per share of $25.82, in order to satisfy employee income taxes due as a result of the vesting in May 2013 of certain restricted stock units and performance shares. During the first quarter of Fiscal 2013, the Company made tax payments of $983 and withheld 44,697 shares of common stock, which were designated as treasury shares, at an average price per share of $21.98, in order to satisfy employee income taxes due as a result of the vesting in May 2012 of certain restricted stock units.
Since the inception of the repurchase program in April 1999 through June 30, 2013, the Company has repurchased 9,862,539 shares of common stock for an aggregate purchase price of $378,541, or an average purchase price per share of $38.38. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of June 30, 2013, 637,461 shares were available under repurchase programs approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.

Note 14: Segment Information
The Company conducts business globally and is managed on a geographic-service type basis consisting of four operating segments which are (i) North America Products, (ii) North America Services, (iii) International Products and (iv) International Services. These operating segments are also the Company's reporting units for purposes of testing goodwill for impairment and its reporting segments for financial reporting purposes. Revenues within our North America segments are primarily attributed to the United States while revenues within our International segments are attributed to countries in Europe, the Pacific Rim and Latin America. For the past several years and through Fiscal 2013, the Company was organized on a geographic-basis with the following three segments: (i) North America, (ii) Europe and (iii) All Other. As a result of this segment change, which became effective on April 1, 2013 on a prospective basis, the Company has restated prior periods to conform to the current year's presentation.
The accounting policies of the operating segments are the same as those of the Company. The Company allocates resources to its operating segments and evaluates the performance of the operating segments based upon operating income.
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
1Q14
Revenues	$21,036	$189,666	$27,172	$9,023	$246,897
Gross profit	8,912	55,187	10,801	2,131	77,031
Operating income	1,104	9,423	1,649	276	12,452
Depreciation expense	327	866	139	43	1,375
Intangibles amortization	—	3,303	—	6	3,309
Capital expenditures	1,266	493	225	19	2,003
Assets (as of June 30)	136,232	624,599	65,404	34,310	860,545

1Q13
Revenues	21,242	194,026	24,111	8,458	247,837
Gross profit	9,689	56,601	10,841	2,143	79,274
Operating income	1,835	7,726	1,927	372	11,860
Depreciation expense	300	915	118	32	1,365
Intangibles amortization	—	3,458	—	6	3,464
Capital expenditures	797	631	324	36	1,788
Assets (as of June 30)	132,403	656,286	64,865	31,539	885,093
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
There has been no other significant or unusual activity during Fiscal 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three-months ended June 30, 2013 and 2012 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2013 (the "Form 10-K"). References to “1Q14” mean the three-month period ending June 30, 2013 while references to “1Q13” mean the three-month period ending June 30, 2012. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of June 30, 2013 and 2012 were June 29, 2013 and June 30, 2012, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
The Company
Black Box Corporation ("Black Box" or the "Company") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company offers Products and Services that it distributes through two platforms that it has built over its 37-year history.
The Products Platform ("Product") is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current product categories offered through this platform include:

•	infrastructure,

•	high performance keyboard, video and mouse (KVM) switches,

•	audio-visual (AV), multi-media and digital signage, and

•	specialty networking.
The Company generates products revenues from the sale of technology products through its catalogs and Internet Web site. The sale of these products are in a highly fragmented and competitive market. The Company has been in this business for over 37 years and has developed a reputation for being a reliable provider of high-quality communications and infrastructure products. With an average order size of less than one thousand dollars, product revenues are less impacted by capital spending and more so by general information technology spending.
The Services ("Service") Platform is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which include dedicated sales and engineering resources. The primary services offered through this platform include:

•	communications lifecycle services,

•	unified communications,

•	structured cabling,

•	video/AV services,

•	in-building wireless and

•	data center services.
The Company generates service revenues from the design, sale and/or installation of new communications systems, the support of existing communications systems and moves, adds and changes ("MAC work"). The Company's diverse portfolio of offerings allows it to service the needs of its clients independent of the technology that they choose, which it believes is a unique competitive advantage. For the sale and implementation of new communications systems, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to maintain and grow service revenues. Projects account for the majority of service revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.

New communications systems orders often generate a post-implementation maintenance agreement to support the system, which generally ranges from 1-3 years for commercial clients and 3-5 years for government clients. Historically, such an agreement would result in a fixed fee earned ratably over the term of the contract. Recently, some of our clients have adopted a variable fee model based on time and materials per occurrence, similar to MAC work. While this shift decreases our contractually obligated revenues, the variable model also generates profitable revenues. Revenues from maintenance contracts generally are not dependent on the economy as clients contract for maintenance to extend the life of their existing equipment and delay capital spending on new communications systems. Maintenance and MAC work revenues are also dependent upon the Company's relationship with its clients and its long track record of providing high-quality service.
Our service business generates backlog which is defined by the Company as orders and contracts considered to be firm. At June 30, 2013, the Company's total backlog which relates primarily to services was $348,274, of which $240,988 is expected to be completed within the next twelve months.
Our two platforms introduce scale, flexibility and leverage to the business, and provide the following competitive advantages:

•	a diversified client base that ranges from small organizations to many of the world's largest corporations and institutions,

•	key relationships with leading technology partners,

•	a broad geographic footprint of approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world,

•	deep organic resources with 4,044 team members world-wide, approximately 3,000 of whom are technical and engineering talent who provide our clients with on-site and remote services,

•	dedicated sales force of over 300 direct sales people world-wide, and

•	a strong financial position with a stable balance sheet and positive cash flow for 37 consecutive years.
The Company services a variety of clients within most major industries, with the highest concentration in the government, business services, manufacturing, banking, retail, healthcare and technology industry verticals. Factors that impact those verticals, therefore, could have an impact on the Company. While the Company generates most of its revenues in North America, the Company also generates revenues from around the world, primarily Europe, such that factors that impact European markets could impact the Company. Company management ("Management") strives to develop extensive and long-term relationships with high-quality clients as Management believes that satisfied clients will demand quality services and product offerings even in economic downturns.
In connection with a new management team and a renewed business strategy, the Company has realigned its organizational structure, which resulted in the identification of new operating segments (North America Products, North America Services, International Products and International Services) for the purpose of making operational decisions and assessing financial performance which was effective, on a prospective basis, beginning on April 1, 2013. See Note 4 and Note 14 to the Consolidated Financial Statements for additional information.
1Q14 vs 1Q13 Summary

	1Q14	1Q13	% Change
Revenues	$246,897	$247,837	(0.4)%
Gross profit margin	31.2%	32.0%	(3)%
Operating income margin	5.0%	4.8%	4%
Diluted EPS	$0.43	$0.34	25%
Net cash provided by (used for) operating activities	$20,539	$(3,370)	710%
Diluted EPS was $0.43, an increase of 25% compared to Diluted EPS of $0.34 in the same period last year as a result of:

•
comparable Revenues as a result of an increase in Product Revenues due to two large orders offset by a decrease in Service Revenues due to slower than anticipated client adoption of rapidly changing communications technology in North America,

•	a $2,243 decrease in Gross profit as a result of a decrease in gross profit margin from 32.0% to 31.2% as a result of lower gross margins on the large orders noted above,

•
a $2,680 decrease in Selling, general and administrative expenses which were primarily the result of costs savings from restructuring activity in the prior year and a decrease in restructuring expenses of $1,841, partially offset by current period investments for growth programs,

•	a $1,007 decrease in Interest expense (income), net resulting from the change in the fair value of the interest-rate swap of $1,103 (from a loss of $646 in 1Q13 to a gain of $457 in 1Q14),

•	a $871 increase in Provision for income taxes as a result of an increase in Income before provision for income taxes and an increase in the effective rate from 38.0% to 39.5%, and

•	a 1,176 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases.
Net cash provided by operating activities was $20,539, an increase of 710% compared to Net cash used for operating activities of $3,370 in the same period last year primarily due to a $4,284 decrease in Costs/estimated earnings in excess of billings on uncompleted contracts compared to a $14,127 increase in Costs/estimated earnings in excess of billings on uncompleted contracts. As a reminder, Costs/estimated earnings in excess of billings on uncompleted contracts includes contracts for which contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income amounts in the table below are presented on a basis consistent with accounting principles generally accepted in the United States. As a result of the segment change (discussed in Note 14 of the Notes to the Consolidated Financial Statements), the Company has restated prior period information to conform to the current year's presentation.

	1Q14	1Q13	% Change
Revenues
North America Products	$21,036	$21,242	(1)%
International Products	$27,172	$24,111	13%
Total Products	$48,208	$45,353	6%
North America Services	$189,666	$194,026	(2)%
International Services	$9,023	$8,458	7%
Total Services	$198,689	$202,484	(2)%
Total Revenues	$246,897	$247,837	—%
Gross profit
North America Products	$8,912	$9,689	(8)%
% of Revenues	42.4%	45.6%	(7)%
International Products	$10,801	$10,841	—%
% of Revenues	39.8%	45.0%	(12)%
Total Products	$19,713	$20,530	(4)%
% of Revenues	40.9%	45.3%	(10)%
North America Services	$55,187	$56,601	(2)%
% of Revenues	29.1%	29.2%	—%
International Services	$2,131	$2,143	(1)%
% of Revenues	23.6%	25.3%	(7)%
Total Services	$57,318	$58,744	(2)%
% of Revenues	28.8%	29.0%	(1)%
Total Gross Profit	77,031	79,274	(3)%
% of Revenues	31.2%	32.0%	(3)%
Operating income
North America Products	$1,104	$1,835	(40)%
% of Revenues	5.2%	8.6%	(40)%
International Products	$1,649	$1,927	(14)%
% of Revenues	6.1%	8.0%	(24)%
Total Products	$2,753	$3,762	(27)%
% of Revenues	5.7%	8.3%	(31)%
North America Services	$9,423	$7,726	22%
% of Revenues	5.0%	4.0%	25%
International Services	$276	$372	(26)%
% of Revenues	3.1%	4.4%	(30)%
Total Services	$9,699	$8,098	20%
% of Revenues	4.9%	4.0%	23%
Total Operating Income	12,452	11,860	5%
% of Revenues	5.0%	4.8%	4%

1Q14 vs 1Q13
Total Revenues were $246,897, a slight decrease when compared to Total Revenues of $247,837 in the same period last year. Product Revenues were $48,208, an increase of 6% compared to Product Revenues of $45,353 in the same period last year primarily due to large orders in both North America Products and International Products sold through integrators within business services whose end-users were government clients. Service Revenues were $198,689, a decrease of 2% compared to Service Revenues of $202,484 in the same period last year primarily due to a decrease in commercial revenues in North America Services resulting from slower than anticipated economic recovery and sluggish client adoption of the rapidly changing communications technology partially offset by an increase in government revenues in North America Services as a result of improved project time-lines on several projects.
Total Gross profit margin was 31.2%, a decrease of 3% compared to Total Gross profit margin of 32.0% in the same period last year. Product Gross profit margin was 40.9%, a decrease of 10% compared to Product Gross profit margin of 45.3% in the same period last year, primarily due to the lower margins on the large orders noted above. Service Gross profit margin was 28.8%, a decrease of 1% compared to Service Gross profit margin of 29.0%, which included an unusual cost overrun, in the same period last year, primarily as a result of the mix of government revenue in relation to total revenues, which traditionally carries lower margins than commercial revenues.
Total Operating income margin was 5.0%, an increase of 4% compared to Total Operating income margin of 4.8% in the same period last year. Product Operating income margin was 5.7%, a decrease of 31% compared to Product Operating income margin of 8.3% in the same period last year, primarily due to the lower margins on the large orders noted above. Service Operating income margin was 4.9%, an increase of 23% compared to Service Operating income margin of 4.0% in the same period last year, primarily due to a decrease in Selling, general and administrative expenses partially offset by lower gross margins as a result of the mix of government revenue in relation to total revenues noted above. The decrease in Selling, general and administrative expenses is the result of costs savings from restructuring activity in the prior year and a decrease in restructuring expenses of $1,841 partially offset by current period investments for growth programs.
Interest expense, Other expense and Income Taxes

	1Q14	1Q13	% Change
Interest expense	$923	$1,930	(52)%
% of Revenues	0.4%	0.8%	(50)%
Income taxes	$4,508	$3,637	24%
Effective income tax rate	39.5%	38.0%	4%
1Q14 vs 1Q13
Interest expense was $923, a decrease of 52% compared to Interest expense of $1,930 in the same period last year primarily, as a result of a change in the fair value of the interest-rate swap of $1,103 (from a loss of $646 in 1Q13 to a gain of $457 in 1Q14). Interest expense as a percent of Revenues was 0.4%, a decrease of 50% compared to Interest expense as a percent of Revenues of 0.8% in the same period last year.
Income taxes was $4,508, an increase of 24% compared to Income taxes of $3,637 in the same period last year. The effective income tax rate was 39.5%, an increase of 4% compared to effective income tax rate of 38.0% in the same period last year. The effective tax rate increase from 38.0% to 39.5% was primarily due to the write-off of certain deferred tax assets related to equity awards and the mix of world-wide income taxed at different rates.
Liquidity and Capital Resources
Overview
A majority of our revenue is generated through individual sales of products and services. Less than 25% of our revenue is generated from long-term support contracts. We depend on repeat client business, as well as our ability to develop new client business, to sustain and grow our revenue. Most significant orders are subject to a competitive bidding process and, generally, competition can be significant for such new orders. Our business model provides us with flexibility in terms of capital expenditures and other required operating expenses. For the foreseeable future, we expect to continue to generate net cash provided by operating activities that exceeds our capital expenditures and other required operating expenses and will be available for discretionary investments.

We seek to allocate the net cash provided by our operating activities in a manner that will enhance per share results. Our historical discretionary investments include: strategic acquisitions of high quality growth-oriented companies, a return to our shareholders through dividends and common stock repurchases and repaying our debt.
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	1Q14	4Q13	1Q13
Cash and cash equivalents	$31,575	$30,720	$19,847
Working capital	$178,757	$184,229	$178,397
Long-term debt	$178,255	$187,648	$200,804
Stockholders’ equity	$482,497	$482,247	$480,442
Unused portion of the Credit Agreement	$217,621	$208,340	$194,665
We expect that our cash, the unused portion of the Credit Agreement (hereinafter defined) and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for at least the next 12 months.
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	1Q14	1Q13
Net cash provided by (used for) operating activities	$20,539	$(3,370)
Net cash provided by (used for) investing activities	$(2,005)	$(3,171)
Net cash provided by (used for) financing activities	$(17,617)	$4,134
Net cash provided by (used for) operating activities
Net cash provided by operating activities was $20,539, due primarily to Net income of $6,905, inclusive of non-cash charges, a decrease in accounts receivable of $7,530 and a decrease in cost in excess of billings of $4,284, compared to net cash used for operating activities of $3,370 in the same period last year, due primarily to an increase in costs in excess of billings of $14,127 (primarily due to large contracts for which contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition) and a decrease in accrued compensation of $8,732 (primarily due to the payment of Fiscal 2012 year-end bonuses and incentive compensation during 1Q13), partially offset by net income of $5,932, inclusive of non-cash charges, and a decrease in accounts receivable of $7,846. Changes in the above accounts are based on average Fiscal 2014 and Fiscal 2013 exchange rates, as applicable.
Changes in working capital, and particularly changes in accounts receivable, costs in excess of billings and billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts. The Company expects that its cash provided by operating activities and the availability under its credit facility will be sufficient to fund the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next twelve-months.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $2,003 compared to $1,788 in the same period last year which related primarily to information technology infrastructure, computer hardware and software and vehicles.

Net cash provided by (used for) financing activities
Proceeds from long-term debt
Repayment of long-term debt was $9,412, funded by cash flow provided by operations, compared to proceeds from long-term debt of $21,060 in the same period last year, used to fund common stock repurchases and cash flow used by operations.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $5,440 compared to $16,249 in the same period last year. The Company also made tax payments of $1,322 compared to $983 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares.
Since the inception of the repurchase program in April 1999 through June 30, 2013, the Company has repurchased 9,862,539 shares of common stock for an aggregate purchase price of $378,541, or an average purchase price per share of $38.38. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of June 30, 2013, 637,461 shares were available under repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
Dividends
The Company made discretionary investments in the form of dividends to its shareholders of $1,291 compared to $1,224 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.
Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2013, the Company was in compliance with all covenants under the Credit Agreement.
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

Valuation of Goodwill
During the first quarter of Fiscal 2014, the Company conducted an interim goodwill impairment assessment because data, relevant to a goodwill impairment assessment, was readily available through the reassignment of goodwill using the relative fair market value approach. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our new reporting units, thus the new reporting units are considered not impaired and the second step of the impairment test is not necessary.
At June 30, 2013, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2014 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.
Critical Accounting Policies/Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2014.
Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2014 that have had a material impact on the Company's consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company's consolidated financial statements.
Cautionary Forward Looking Statements
When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "should," "expects," "intends," "anticipates," "believes," "estimates," "approximates," "targets," "plans" and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs, successful marketing of the Company's product and services offerings, successful implementation of the Company’s M&A program, including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company’s control. Additional risk factors are included in the Form   10-K. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10‑Q. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to be correct. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of June 30, 2013, the Company had total long-term obligations of $178,225 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to fixed rate debt through an interest-rate swap agreement (discussed in more detail below) and $53,225 was in variable rate obligations. As of June 30, 2013, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s net income in the subsequent fiscal quarter by $131 ($79 net of tax) assuming the Company employed no intervention strategies.
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
As of June 30, 2013, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, New Zealand dollars, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.96 to 1.06 Australian dollar, 0.99 to 1.04 Canadian dollar, 5.54 to 5.78 Danish krone, 0.74 to 0.79 Euro, 12.37 to 12.99 Mexican peso, 5.80 to 6.12 Norwegian kroner, 0.65 to 0.66 British pound sterling, 6.71 to 6.76 Swedish krona, 0.92 to 0.97 Swiss franc and 92.98 to 102.91 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $53,904 and will expire within ten-months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of June 29, 2013. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2013 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 28, 2013	—	$—	—	841,773
April 29, 2013 to May 26, 2013	204,312	$26.63	204,312	637,461
May 27, 2013 to June 29, 2013	—	$—	—	637,461
Total	204,312	$26.63	204,312	637,461
The 204,312 shares noted in the above table does not include 51,194 shares of common stock designated as treasury shares withheld to satisfy employee income taxes due as a result of the vesting in May 2013 of certain restricted stock units and performance share units.
As of June 29, 2013, 637,461 shares were available for the Company's repurchase under repurchase programs approved by the Board and announced on November 11, 2003, August 10, 2004 and November 7, 2006. The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount.
Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Agreement between the Company and Ronald Basso (1)
21.1	Subsidiaries of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
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
BLACK BOX CORPORATION
Date: August 7, 2013
/s/ TIMOTHY C. HUFFMYER
Timothy C. Huffmyer
Vice President, Chief Financial Officer,
Treasurer and Principal Accounting Officer
EXHIBIT INDEX

Exhibit Number	Description
10.1	Agreement between the Company and Ronald Basso (1)
21.1	Subsidiaries of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101	Interactive Data File

(1)	Filed herewith.