Form 10-Q
period 2013-09-28
BLACK BOX CORP
filed 2013-11-06
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 11, 2013, there were 15,895,769 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 28, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	September 28, 2013	March 31, 2013
Assets
Cash and cash equivalents	$26,841	$30,720
Accounts receivable, net of allowance for doubtful accounts of $6,162 and $6,300	148,696	152,967
Inventories, net	51,710	55,469
Costs/estimated earnings in excess of billings on uncompleted contracts	103,984	101,458
Other assets	24,801	26,068
Total current assets	356,032	366,682
Property, plant and equipment, net	29,085	27,720
Goodwill, net	346,704	345,397
Intangibles, net	104,245	110,668
Other assets	21,867	27,534
Total assets	$857,933	$878,001
Liabilities
Accounts payable	$66,036	$66,236
Accrued compensation and benefits	23,782	25,186
Deferred revenue	31,920	33,869
Billings in excess of costs/estimated earnings on uncompleted contracts	14,671	13,386
Income taxes	4,712	6,650
Other liabilities	33,514	37,126
Total current liabilities	174,635	182,453
Long-term debt	173,096	187,648
Other liabilities	23,291	25,653
Total liabilities	$371,022	$395,754
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,883 and 16,133 shares outstanding, 26,114 and 25,898 issued	26	26
Additional paid-in capital	490,620	486,075
Retained earnings	380,390	370,775
Accumulated other comprehensive income	4,709	1,457
Treasury stock, at cost 10,231 and 9,765 shares	(388,834)	(376,086)
Total stockholders’ equity	$486,911	$482,247
Total liabilities and stockholders’ equity	$857,933	$878,001

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Six-months ended
	September 28 and September 29		September 28 and September 29
In thousands, except per share amounts	2013	2012	2013	2012
Revenues
Products	$43,191	$47,653	$91,399	$93,006
Services	203,619	212,508	402,308	414,992
Total	246,810	260,161	493,707	507,998
Cost of sales *
Products	24,249	26,667	52,744	51,490
Services	145,433	153,440	286,804	297,180
Total	169,682	180,107	339,548	348,670
Gross profit	77,128	80,054	154,159	159,328
Selling, general & administrative expenses	60,490	62,596	121,760	126,546
Intangibles amortization	3,109	3,474	6,418	6,938
Operating income	13,529	13,984	25,981	25,844
Interest expense (income), net	1,378	1,893	2,301	3,823
Other expenses (income), net	910	588	1,026	949
Income before provision for income taxes	11,241	11,503	22,654	21,072
Provision for income taxes	5,656	4,370	10,164	8,007
Net income	$5,585	$7,133	$12,490	$13,065
Earnings per common share
Basic	$0.35	$0.43	$0.78	$0.77
Diluted	$0.35	$0.43	$0.78	$0.77
Weighted-average common shares outstanding
Basic	15,955	16,696	15,994	16,990
Diluted	16,036	16,752	16,085	17,040
Dividends per share	$0.09	$0.08	$0.18	$0.16
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Six-months ended
	September 28 and September 29		September 28 and September 29
In thousands	2013	2012	2013	2012
Net income	$5,585	$7,133	$12,490	$13,065
Other comprehensive income (loss)
Foreign currency translation adjustment	4,171	2,679	3,448	(1,468)
Pension
Actuarial gain (loss), net of taxes of $1, ($140), ($1) and ($138)	3	(368)	(2)	(364)
Amounts reclassified into results of operations, net of taxes of $31, $29, $62 and $52	78	75	156	136
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($151), ($18), ($222) and ($84)	(383)	(47)	(562)	(221)
Amounts reclassified into results of operations, net of taxes of $58, $40, $84 and $89	146	105	212	233
Other comprehensive income (loss)	$4,015	$2,444	$3,252	$(1,684)
Comprehensive income (loss)	$9,600	$9,577	$15,742	$11,381

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months ended
	September 28 and September 29
In thousands	2013	2012
Operating Activities
Net income	$12,490	$13,065
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	9,358	9,650
Loss (gain) on sale of property	2	(85)
Deferred taxes	4,627	1,983
Stock compensation expense	3,972	4,606
Change in fair value of interest-rate swaps	(470)	1,195
Joint venture investment loss	822	—
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	4,912	10,693
Inventories, net	3,882	251
Costs/estimated earnings in excess of billings on uncompleted contracts	(2,375)	(22,804)
All other assets	2,219	743
Billings in excess of costs/estimated earnings on uncompleted contracts	1,270	4,164
All other liabilities	(11,247)	(9,021)
Net cash provided by (used for) operating activities	$29,462	$14,440
Investing Activities
Capital expenditures	(4,090)	(2,902)
Capital disposals	4	135
Acquisition of businesses (payments)/recoveries	—	17
Prior merger-related (payments)/recoveries	(759)	(2,181)
Net cash provided by (used for) investing activities	$(4,845)	$(4,931)
Financing Activities
Proceeds (repayments) from long-term debt	$(14,662)	$10,665
Proceeds (repayments) from short-term debt	1,072	7,160
Deferred financing costs	—	(20)
Purchase of treasury stock	(12,748)	(27,364)
Proceeds from the exercise of stock options	975	—
Payment of dividends	(2,736)	(2,579)
Increase (decrease) in cash overdrafts	(213)	5,701
Net cash provided by (used for) financing activities	(28,312)	(6,437)
Foreign currency exchange impact on cash	$(184)	$(20)
Increase/(decrease) in cash and cash equivalents	$(3,879)	$3,052
Cash and cash equivalents at beginning of period	$30,720	$22,444
Cash and cash equivalents at end of period	$26,841	$25,496
Supplemental cash flow
Cash paid for interest	$2,782	$2,236
Cash paid for income taxes	7,490	7,629
Non-cash financing activities
Dividends payable	1,430	1,323
Capital leases	196	4
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation
Business
Black Box Corporation ("Black Box" or the "Company") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company offers Products and Services that it distributes through two platforms it has built over its 37-year history. The Products Platform is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current product categories offered through this platform include: (i) infrastructure, (ii) high performance keyboard, video and mouse (KVM) switches, (iii) audio-visual (AV), multi-media and digital signage and (iv) specialty networking. The Services Platform is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence, which include dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (v) data center services. As of September 30, 2013, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2013 and 2012 were September 28, 2013 and September 29, 2012, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
The consolidated financial statements include the accounts of Black Box Corporation, the ultimate parent company, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year's presentation.
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
Note 3: Inventories
The Company’s Inventories consist of the following:

	September 30, 2013	March 31, 2013
Raw materials	$1,307	$1,231
Finished goods	68,055	72,278
Inventory, gross	69,362	73,509
Excess and obsolete inventory reserves	(17,652)	(18,040)
Inventories, net	$51,710	$55,469
Note 4: Goodwill
As previously disclosed, the Company realigned its organizational structure as a result of a new management team and a renewed business strategy. In connection with this reorganization, the Company evaluated its historical geographic-based operating segments (North America, Europe, Latin America and Pacific Rim) in relation to GAAP and identified the following new operating segments: (i) North America Products, (ii) North America Services, (iii) International Products and (iv) International Services. The new operating segments became effective, on a prospective basis, beginning on April 1, 2013. Note that the Company's operating segments are also its reporting units (for goodwill assessment purposes) and reporting segments (for financial reporting purposes). In connection with the identification of the new operating segments, the Company allocated goodwill from the historical geographic-based reporting units to the new reporting units using a relative fair market value approach. See Note 1 and Note 14 for additional information.
The following table summarizes Goodwill at the Company’s reporting segments, which has been allocated from the historical geographic-based reporting segments using a relative fair market value approach:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2013	$79,763	$506,222	$38,524	$38,685	$663,194
Accumulated impairment losses at March 31, 2013	(232)	(277,132)	(13,724)	(26,709)	(317,797)
Goodwill (net) at March 31, 2013	$79,531	$229,090	$24,800	$11,976	$345,397

Foreign currency translation adjustment	(2)	9	364	936	1,307

Goodwill (gross) at September 30, 2013	$79,761	$506,231	$38,888	$39,621	$664,501
Accumulated impairment losses at September 30, 2013	(232)	(277,132)	(13,724)	(26,709)	(317,797)
Goodwill (net) at September 30, 2013	$79,529	$229,099	$25,164	$12,912	$346,704

Also, the Company conducted an interim goodwill impairment assessment because data, relevant to a goodwill impairment assessment, was readily available through the reassignment of goodwill to the Company's new business segments using the relative fair market value approach. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our new reporting units, thus the new reporting units are considered not impaired and the second step of the impairment test was not necessary.
Consistent with prior years, during the third quarter of Fiscal 2014, the Company will conduct its annual goodwill impairment assessment. During that process, the Company will determine whether the recent downward adjustment in its revenue and profitability outlook for the remainder of Fiscal 2014 and an expected increase in its weighted-average cost of capital will impact the valuation of goodwill. A significant decrease in the fair value of our reporting units could result in a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.
At September 30, 2013, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2014 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between our stock trading price and the book value.
Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	September 30, 2013			March 31, 2013
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,247	$11,314	$933	$12,189	$10,906	$1,283
Customer relationships	137,267	63,729	73,538	137,267	58,092	79,175
Acquired backlog	20,838	18,803	2,035	20,838	18,367	2,471
Total	$170,352	$93,846	$76,506	$170,294	$87,365	$82,929
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$206,344	$102,099	$104,245	$206,286	$95,618	$110,668
The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer relationships	Total
March 31, 2013	$27,739	$3,754	$79,175	$110,668
Intangibles amortization	—	(781)	(5,637)	(6,418)
Foreign currency translation adjustment	—	(5)	—	(5)
September 30, 2013	$27,739	$2,968	$73,538	$104,245

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2014, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2014	$5,603
2015	10,543
2016	10,336
2017	9,426
2018	8,097
Thereafter	32,501
Total	$76,506
Note 6: Indebtedness
The Company’s Long-term debt consists of the following:

	September 30, 2013	March 31, 2013
Revolving credit agreement	$173,005	$187,610
Other	284	142
Total debt	$173,289	$187,752
Less: current portion (included in Other liabilities)	(193)	(104)
Long-term debt	$173,096	$187,648
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2013, the Company was in compliance with all covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended September 30, 2013 was $196,185, $187,704 and 1.5%, respectively, compared to $214,530, $206,331 and 1.6%, respectively, for the three-months ended September 30, 2012. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six-months ended September 30, 2013 was $208,675, $190,415 and 1.6%, respectively, compared to $214,530, $198,503 and 1.5%, respectively, for the six-months ended September 30, 2012.
As of September 30, 2013, the Company had $4,050 outstanding in letters of credit and $222,945 in unused commitments under the Credit Agreement.

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
As of September 30, 2013, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $53,897 and will expire within eleven months. There was no hedge ineffectiveness during Fiscal 2014 or Fiscal 2013.
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
The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$623	$615
Foreign currency contracts	Other assets (current)	$816	$409
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			$1,909	$2,379

		Three-months ended		Six-months ended
		September 30		September 30
	Classification	2013	2012	2013	2012
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(383)	$(47)	$(562)	$(221)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$146	$105	$212	$233
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$13	$(549)	$470	$(1,195)

Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of
	September 30, 2013
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$816	$—	$816

	Liabilities at Fair Value as of
	September 30, 2013
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$623	$—	$623
Interest-rate swaps	—	1,909	—	1,909
Total	$—	$2,532	$—	$2,532
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.
Note 9: Acquisitions
Fiscal 2014
There were no acquisitions during the six-month period ended September 30, 2013.
During the second quarter of Fiscal 2014, the Company recorded a non-cash loss of $822 due to the write-off of certain non-operating items in connection with the expected divestiture of the Company's non-controlling interest in Genesis Networks Integration Services, LLC.
Fiscal 2013
There were no acquisitions during the six-month period ended September 30, 2012.
Note 10: Income Taxes
The Company's provision for income taxes for the three-months ended September 30, 2013 was $5,656, an effective tax rate of 50.3% on income before provision for income taxes of $11,241, compared to a provision for income taxes for the three-months ended September 30, 2012 of $4,370, an effective tax rate of 38.0% on income before provision for income taxes of $11,503. The effective tax rate increase from 38.0% to 50.3% was primarily due to the write-off of certain deferred tax assets related to equity awards. The Company's provision for income taxes for the six-months ended September 30, 2013 was $10,164, an effective tax rate of 44.9% on income before provision for income taxes of $22,654 compared to a benefit for income taxes for the six-months ended September 30, 2012 of $8,007, an effective tax rate of 38.0% on income before provision for income taxes of $21,072. The effective tax rate increase from 38.0% to 44.9% was primarily due to the write-off of certain deferred tax assets related to equity awards. The effective tax rate for the six-months ended September 30, 2013 of 44.9% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by foreign earnings taxed at lower statutory rates.
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
Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of September 30, 2013, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 4,545,346 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $1,526 and $1,735 for the three-months ended September 30, 2013 and 2012, respectively, and $3,972 and $4,606 for the six-months ended September 30, 2013 and 2012, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $557 and $638 for the three-months ended September 30, 2013 and 2012, respectively, and $1,449 and $1,693 for the six-months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.
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

	Six-months ended
	September 30
	2013	2012
Expected life (in years)	6.8	7.0
Risk free interest rate	1.3%	0.8%
Annual forfeiture rate	2.5%	2.0%
Expected Volatility	42.3%	44.6%
Dividend yield	1.3%	1.0%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2013	2,535	$34.02
Granted	158	26.19
Exercised	(34)	28.46
Forfeited or cancelled	(377)	32.49
Outstanding at September 30, 2013	2,282	$33.81	3.7	$2,601
Exercisable at September 30, 2013	2,024	$34.83	3.0	$1,292

The weighted-average grant-date fair value of options granted during the six-months ended September 30, 2013 and 2012 was $10.06 and $9.02, respectively. The intrinsic value of options exercised during the six-months ended September 30, 2013 and 2012 was $21 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on September 27, 2013, which was $30.71.
The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	348	$10.57
Granted	158	10.06
Vested	(179)	11.04
Forfeited	(69)	10.08
September 30, 2013	258	$10.07
As of September 30, 2013, there was $2,028 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	335	$26.48
Granted	169	26.19
Vested	(162)	25.42
Forfeited	(29)	27.83
September 30, 2013	313	$25.72
The total fair value of shares that vested during the six-months ended September 30, 2013 and 2012 was $4,157 and $3,674, respectively.
As of September 30, 2013, there was $5,557 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

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

	Six-months ended
	September 30
	2013	2012
Risk free interest rate	0.4%	0.4%
Expected Volatility	41.1%	41.3%
Dividend yield	1.3%	1.0%
The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	275	$29.39
Granted	92	28.92
Vested	(21)	30.72
Forfeited	(91)	30.67
September 30, 2013	255	$28.66
The total fair value of shares that vested during the six-months ended September 30, 2013 and 2012 was $570 and $0, respectively.
As of September 30, 2013, there was $2,760 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.2 years.
Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Three-months ended		Six-months ended
	September 30		September 30
	2013	2012	2013	2012
Net income	$5,585	$7,133	$12,490	$13,065
Weighted-average common shares outstanding (basic)	15,955	16,696	15,994	16,990
Effect of dilutive securities from equity awards	81	56	91	50
Weighted-average common shares outstanding (diluted)	16,036	16,752	16,085	17,040
Basic earnings (loss) per common share	$0.35	$0.43	$0.78	$0.77
Dilutive earnings (loss) per common share	$0.35	$0.43	$0.78	$0.77

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,156,490 and 2,995,383 non-dilutive equity awards outstanding for the three-months ended September 30, 2013 and 2012, respectively, and 2,326,449 and 3,021,373 non-dilutive equity awards outstanding for the six-months ended September 30, 2013 and 2012, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	September 30, 2013	March 31, 2013
Foreign currency translation adjustment	$16,256	$12,808
Derivative instruments, net of tax	(521)	(171)
Defined benefit pension, net of tax	(11,026)	(11,180)
Accumulated other comprehensive income	$4,709	$1,457
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
2Q14	September 27, 2013	October 11, 2013	$0.09	$1,430
1Q14	June 28, 2013	July 12, 2013	$0.09	$1,445
2Q13	September 28, 2012	October 12, 2012	$0.08	$1,323
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
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
Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended		Six-months ended
	September 30		September 30
	2013	2012	2013	2012
Common stock purchased	210,000	398,509	465,506	1,112,558
Aggregate purchase price	$5,985	$10,133	$12,748	$27,365
Average purchase price	$28.50	$25.43	$27.38	$24.60
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

Since the inception of its repurchase programs beginning in April 1999 and through September 30, 2013, the Company has repurchased 10,072,539 shares of common stock for an aggregate purchase price of $384,526, or an average purchase price per share of $38.18. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of September 30, 2013, 427,461 shares were available under the most recent repurchase program approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
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

The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
2Q14
Revenues	$21,615	$194,518	$21,576	$9,101	$246,810
Gross profit	9,377	56,220	9,565	1,966	77,128
Operating income	2,874	9,678	924	53	13,529
Depreciation expense	500	878	137	50	1,565
Intangibles amortization	—	3,103	—	6	3,109
Capital expenditures	907	1,052	95	33	2,087
Assets (as of September 30)	135,387	618,158	67,293	37,095	857,933

2Q13
Revenues	24,116	203,418	23,537	9,090	260,161
Gross profit	10,622	56,704	10,364	2,364	80,054
Operating income	3,151	8,659	1,508	666	13,984
Depreciation expense	307	881	124	35	1,347
Intangibles amortization	—	3,468	—	6	3,474
Capital expenditures	435	434	180	65	1,114
Assets (as of September 30)	135,072	653,080	70,596	34,233	892,981

2QYTD14
Revenues	42,651	384,184	48,748	18,124	493,707
Gross profit	18,289	111,407	20,366	4,097	154,159
Operating income	3,978	19,101	2,573	329	25,981
Depreciation expense	827	1,744	276	93	2,940
Intangibles amortization	—	6,406	—	12	6,418
Capital expenditures	2,173	1,545	320	52	4,090
Assets (as of September 30)	135,387	618,158	67,293	37,095	857,933

2QYTD13
Revenues	45,358	397,444	47,648	17,548	507,998
Gross profit	20,311	113,305	21,205	4,507	159,328
Operating income	4,986	16,385	3,435	1,038	25,844
Depreciation expense	607	1,796	242	67	2,712
Intangibles amortization	—	6,926	—	12	6,938
Capital expenditures	1,232	1,065	504	101	2,902
Assets (as of September 30)	135,072	653,080	70,596	34,233	892,981
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three and six-months ended September 30, 2013 and 2012 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2013 (the "Form 10-K"). References to “2Q14” mean the three-month period ended September 30, 2013 while references to “2Q13” mean the three-month period ended September 30, 2012. References to “2QYTD14” mean the six-month period ended September 30, 2013 while references to “2QYTD13” mean the six-month period ended September 30, 2012. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of September 30, 2013 and 2012 were September 28, 2013 and September 29, 2012, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
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
The Company generates revenues in its Product business from the sale of technology products through its catalogs and Internet Web site. These products are sold in a highly fragmented and competitive market. The Company has been in this business for over 37 years and has developed a reputation for being a reliable provider of high-quality communications and infrastructure products. With an average order size of less than one thousand dollars, product revenues are less impacted by capital spending and more so by general information technology spending.
The Services Platform ("Service") is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which include dedicated sales and engineering resources. The primary services offered through this platform include:

•	communications lifecycle services,

•	unified communications,

•	structured cabling,

•	video/AV services,

•	in-building wireless and

•	data center services.

The Company generates revenues in its Service business from the design, sale and/or installation of new communications systems, the support of existing communications systems and moves, adds and changes ("MAC work"). The Company's diverse portfolio of offerings allows it to service the needs of its clients independent of the technology that they choose, which it believes is a unique competitive advantage. For the sale and implementation of new communications systems, or other major projects, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to maintain and grow service revenues. Projects account for the majority of service revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.
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
Our service business generates backlog which is defined by the Company as orders and contracts considered to be firm. At September 30, 2013, the Company's total backlog, which relates primarily to Services, was $336,523, of which $232,350 is expected to be completed within the next twelve months.
Our two platforms introduce scale, flexibility and leverage to the business, and provide the following competitive advantages:

•	a diversified client base that ranges from small organizations to many of the world's largest corporations and institutions,

•	key relationships with leading technology partners,

•	a broad geographic footprint of approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world,

•	deep organic resources with 4,020 team members world-wide, approximately 3,000 of whom are technical and engineering talent who provide our clients with on-site and remote services,

•	dedicated sales force of over 300 direct sales people world-wide, and

•	a strong financial position with a stable balance sheet and positive cash flow for 37 consecutive years.
The Company services a variety of clients within most major industries, with the highest concentration in the government, business services, manufacturing, banking, retail, healthcare and technology industry verticals. Factors that impact those verticals, therefore, could have an impact on the Company. While the Company generates most of its revenues in North America, the Company also generates revenues from around the world, primarily Europe, such that factors that impact European markets could impact the Company. Company management ("Management") strives to develop extensive and long-term relationships with high-quality clients as Management believes that satisfied clients will demand quality services and product offerings from us even in economic downturns.
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

2QYTD14 vs 2QYTD13 Summary

	2QYTD14	2QYTD13	% Change
Revenues	$493,707	$507,998	(3)%
Gross profit margin	31.2%	31.4%	(1)%
Operating income margin	5.3%	5.1%	4%
Diluted EPS	$0.78	$0.77	1%
Net cash provided by (used for) operating activities	$29,462	$14,440	104%
Diluted EPS was $0.78, an increase of 1% compared to Diluted EPS of $0.77 in the same period last year as a result of:

•
a $14,291 decrease in Revenues which includes a decrease in Product Revenues as of result of a decrease in North America Products due to reduced spending in both direct and indirect channels by our government clients as a result of the sequestration and a decrease in Service Revenues due to slower than anticipated client adoption of rapidly changing communications technology in North America,

•	a $5,169 decrease in Gross profit as a result of the decrease in Revenues noted above,

•
a $4,786 decrease in Selling, general and administrative expenses which were primarily the result of costs savings from restructuring activity in the prior year, a decrease in restructuring expenses of $3,158 and a decrease in stock-based compensation expense of $632 partially offset by current period investments for growth programs,

•	a $1,522 decrease in Interest expense (income), net resulting from the change in the fair value of the interest-rate swap of $1,665 (from a loss of $1,195 in 2Q13YTD to a gain of $470 in 2Q14YTD),

•
a $2,157 increase in Provision for income taxes as a result of an increase in Income before provision for income taxes and an increase in the effective rate from 38.0% to 44.9% due to the write-off of certain deferred tax assets related to equity awards, and

•	a 955 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases.
Net cash provided by operating activities was $29,462, an increase of 104% compared to Net cash provided by operating activities of $14,440 in the same period last year primarily due to a $2,375 increase in Costs/estimated earnings in excess of billings on uncompleted contracts compared to a $22,804 increase in Costs/estimated earnings in excess of billings on uncompleted contracts. As a reminder, Costs/estimated earnings in excess of billings on uncompleted contracts includes contracts for which contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition.

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

	2Q14	2Q13	% Change	2QYTD14	2QYTD13	% Change
Revenues
North America Products	$21,615	$24,116	(10)%	$42,651	$45,358	(6)%
International Products	$21,576	$23,537	(8)%	$48,748	$47,648	2%
Total Products	$43,191	$47,653	(9)%	$91,399	$93,006	(2)%
North America Services	$194,518	$203,418	(4)%	$384,184	$397,444	(3)%
International Services	$9,101	$9,090	—%	$18,124	$17,548	3%
Total Services	$203,619	$212,508	(4)%	$402,308	$414,992	(3)%
Total Revenues	$246,810	$260,161	(5)%	$493,707	$507,998	(3)%
Gross profit
North America Products	$9,377	$10,622	(12)%	$18,289	$20,311	(10)%
% of Revenues	43.4%	44.0%	(1)%	42.9%	44.8%	(4)%
International Products	$9,565	$10,364	(8)%	$20,366	$21,205	(4)%
% of Revenues	44.3%	44.0%	1%	41.8%	44.5%	(6)%
Total Products	$18,942	$20,986	(10)%	$38,655	$41,516	(7)%
% of Revenues	43.9%	44.0%	—%	42.3%	44.6%	(5)%
North America Services	$56,220	$56,704	(1)%	$111,407	$113,305	(2)%
% of Revenues	28.9%	27.9%	4%	29.0%	28.5%	2%
International Services	$1,966	$2,364	(17)%	$4,097	$4,507	(9)%
% of Revenues	21.6%	26.0%	(17)%	22.6%	25.7%	(12)%
Total Services	$58,186	$59,068	(1)%	$115,504	$117,812	(2)%
% of Revenues	28.6%	27.8%	3%	28.7%	28.4%	1%
Total Gross Profit	77,128	80,054	(4)%	154,159	159,328	(3)%
% of Revenues	31.2%	30.8%	1%	31.2%	31.4%	(1)%
Operating income
North America Products	$2,874	$3,151	(9)%	$3,978	$4,986	(20)%
% of Revenues	13.3%	13.1%	2%	9.3%	11.0%	(16)%
International Products	$924	$1,508	(39)%	$2,573	$3,435	(25)%
% of Revenues	4.3%	6.4%	(33)%	5.3%	7.2%	(26)%
Total Products	$3,798	$4,659	(19)%	$6,551	$8,421	(22)%
% of Revenues	8.8%	9.8%	(10)%	7.2%	9.1%	(21)%
North America Services	$9,678	$8,659	12%	$19,101	$16,385	17%
% of Revenues	5.0%	4.3%	16%	5.0%	4.1%	22%
International Services	$53	$666	(92)%	$329	$1,038	(68)%
% of Revenues	0.6%	7.3%	(92)%	1.8%	5.9%	(70)%
Total Services	$9,731	$9,325	4%	$19,430	$17,423	12%
% of Revenues	4.8%	4.4%	9%	4.8%	4.2%	14%
Total Operating Income	13,529	13,984	(3)%	25,981	25,844	1%
% of Revenues	5.5%	5.4%	2%	5.3%	5.1%	4%

2Q14 vs 2Q13
Total Revenues were $246,810, a decrease of 5% when compared to Total Revenues of $260,161 in the same period last year. Product Revenues were $43,191, a decrease of 9% compared to Product Revenues of $47,653 in the same period last year primarily as a result of a decrease in North America Products due to reduced spending in both direct and indirect channels by our government clients as a result of the sequestration and budget uncertainty which, the Company believes, may negatively impact Product Revenues, relative to historic levels, for the foreseeable future, and a decrease in demand for International Products. The decrease in Product Revenues was partially offset by the successes of the new direct sales team. Service Revenues were $203,619, a decrease of 4% compared to Service Revenues of $212,508 in the same period last year primarily due to a decrease in commercial revenues in North America Services resulting from slower than anticipated economic recovery and sluggish client adoption of the rapidly changing communications technology and a decrease in government revenues in North America Services as a result of improved project time-lines on several projects during 1Q14. The decrease in North America Services was partially offset by the success of its Cisco and wireless solutions practices.
Total Gross profit margin was 31.2%, an increase of 1% compared to Total Gross profit margin of 30.8% in the same period last year. Product Gross profit margin was 43.9%, consistent with Product Gross profit margin of 44.0% in the same period last year. Service Gross profit margin was 28.6%, an increase of 3% compared to Service Gross profit margin of 27.8% in the same period last year, which included the impact of a lower than normal gross profit margin on a federal project, primarily due to project mix and client-type mix. The selling prices for our services and the resulting gross profit margins continue to be impacted by competition for lower priority budget dollars.
Total Operating income margin was 5.5%, an increase of 2% compared to Total Operating income margin of 5.4% in the same period last year. Product Operating income margin was 8.8%, a decrease of 10% compared to Product Operating income margin of 9.8% in the same period last year, primarily due to current period investments for growth programs. Service Operating income margin was 4.8%, an increase of 9% compared to Service Operating income margin of 4.4% in the same period last year, primarily due to a decrease in Selling, general and administrative expenses and higher gross margins as a result of project mix noted above. The decrease in Selling, general and administrative expenses is the result of costs savings from restructuring activity in the prior year and a decrease in restructuring expenses of $1,317 partially offset by current period investments for growth programs.
2QYTD14 vs 2QYTD13
Total Revenues were $493,707, a decrease of 3% when compared to Total Revenues of $507,998 in the same period last year. Product Revenues were $91,399, a decrease of 2% compared to Product Revenues of $93,006 in the same period last year primarily as a result of a decrease in North America Products due to reduced spending in both direct and indirect channels by our government clients as a result of the sequestration which, the Company believes, may negatively impact Product Revenues, relative to historic levels, for the foreseeable future, and a decrease in demand for International Products, partially offset by a large order in International Products sold through integrators within business services whose end-users were government clients. The decrease in Product Revenues was partially offset by the successes of the new direct sales team. Service Revenues were $402,308, a decrease of 3% compared to Service Revenues of $414,992 in the same period last year primarily due to a decrease in commercial revenues in North America Services resulting from slower than anticipated economic recovery and sluggish client adoption of the rapidly changing communications technology partially offset by an increase in government revenues in North America Services as a result of improved project time-lines on several projects. The decrease in North America Services was partially offset by the success of its Cisco and wireless solutions practices.
Total Gross profit margin was 31.2%, a decrease of 1% compared to Total Gross profit margin of 31.4% in the same period last year. Product Gross profit margin was 42.3%, a decrease of 5% compared to Product Gross profit margin of 44.6% in the same period last year, primarily due to lower gross profit margins on the large order noted above, competitive pricing pressures and product mix. Service Gross profit margin was 28.7%, an increase of 1% compared to Service Gross profit margin of 28.4% in the same period last year, which included the impact of a lower than normal gross profit margin on a federal project, primarily due to project mix and client-type mix. The selling prices for our services and the resulting gross profit margins continue to be impacted by competition for lower priority budget dollars.

Total Operating income margin was 5.3%, an increase of 4% compared to Total Operating income margin of 5.1% in the same period last year. Product Operating income margin was 7.2%, a decrease of 21% compared to Product Operating income margin of 9.1% in the same period last year, primarily due to the lower gross profit margins noted above and current period investments for growth programs. Service Operating income margin was 4.8%, an increase of 14% compared to Service Operating income margin of 4.2% in the same period last year, primarily due to a decrease in Selling, general and administrative expenses and higher gross profit margins as a result of project mix noted above. The decrease in Selling, general and administrative expenses is the result of costs savings from restructuring activity in the prior year, a decrease in restructuring expenses of $3,158 and a decrease in stock-based compensation expense of $632, partially offset by current period investments for longer growth programs.
For the reasons noted above, and the anticipated continued investment by the Company in longer-term programs designed to accelerate the growth in revenue and market penetration which, the Company anticipates, will result in its Operating income margin remaining at or near current levels for the remainder of Fiscal 2014, the Company recently lowered its revenue and earnings guidance for Fiscal 2014.

Interest expense, Other expense and Income Taxes

	2Q14	2Q13	% Change	2QYTD14	2QYTD13	% Change
Interest expense	$1,378	$1,893	(27)%	$2,301	$3,823	(40)%
% of Revenues	0.6%	0.7%	(14)%	0.5%	0.8%	(38)%
Income taxes	$5,656	$4,370	29%	$10,164	$8,007	27%
Effective income tax rate	50.3%	38.0%	32%	44.9%	38.0%	18%
2Q14 vs 2Q13
Interest expense was $1,378, a decrease of 27% compared to Interest expense of $1,893 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $562 (from a loss of $549 in 2Q13 to a gain of $13 in 2Q14). Interest expense as a percent of Revenues was 0.6%, a decrease of 14% compared to Interest expense as a percent of Revenues of 0.7% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $187,704 and 1.5%, respectively, compared to $206,331 and 1.6% in the same period last year.
Income taxes was $5,656, an increase of 29% compared to Income taxes of $4,370 in the same period last year. The effective income tax rate was 50.3%, an increase of 32% compared to effective income tax rate of 38.0% in the same period last year. The effective tax rate increase from 38.0% to 50.3% was primarily due to the write-off of certain deferred tax assets related to equity awards.
2QYTD14 vs 2QYTD13
Interest expense was $2,301, a decrease of 40% compared to Interest expense of $3,823 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $1,665 (from a loss of $1,195 in 2QYTD13 to a gain of $470 in 2QYTD14). Interest expense as a percent of Revenues was 0.5%, a decrease of 38% compared to Interest expense as a percent of Revenues of 0.8% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $190,415 and 1.6%, respectively, compared to $198,503 and 1.5% in the same period last year.
Income taxes was $10,164, an increase of 27% compared to Income taxes of $8,007 in the same period last year. The effective income tax rate was 44.9%, an increase of 18% compared to effective income tax rate of 38.0% in the same period last year. The effective tax rate increase from 38.0% to 44.9% was primarily due to the write-off of certain deferred tax assets related to equity awards.

Liquidity and Capital Resources
Overview
A majority of our revenue is generated through individual sales of products and services. Less than 20% of our revenue is generated from long-term support contracts. We depend on repeat client business, as well as our ability to develop new client business, to sustain and grow our revenue. Most significant orders are subject to a competitive bidding process and, generally, competition can be significant for such new orders. Our business model provides us with flexibility in terms of capital expenditures and other required operating expenses. For the foreseeable future, we expect to continue to generate net cash provided by operating activities that exceeds our capital expenditures and other required operating expenses and will be available for discretionary investments.
We seek to allocate the net cash provided by our operating activities in a manner that will enhance per share results. Our historical discretionary investments include: strategic acquisitions of high quality growth-oriented companies, a return to our shareholders through dividends and common stock repurchases and repaying our debt.
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	2Q14	4Q13	2Q13
Cash and cash equivalents	$26,841	$30,720	$25,496
Working capital	$181,397	$184,229	$172,156
Long-term debt	$173,096	$187,648	$190,508
Stockholders’ equity	$486,911	$482,247	$480,211
Unused portion of the Credit Agreement	$222,945	$208,340	$204,906
We expect that our cash, the unused portion of the Credit Agreement (hereinafter defined) and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for at least the next 12 months.
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	2QYTD14	2QYTD13
Net cash provided by (used for) operating activities	$29,462	$14,440
Net cash provided by (used for) investing activities	$(4,845)	$(4,931)
Net cash provided by (used for) financing activities	$(28,312)	$(6,437)
Net cash provided by (used for) operating activities
Net cash provided by operating activities was $29,462, due primarily to Net income of $12,490, inclusive of non-cash charges and a decrease in accounts receivable of $4,912, compared to net cash provided by operating activities of $14,440 in the same period last year, due primarily to Net income of $13,065, inclusive of non-cash charges and a decrease in trade accounts receivable of $10,693, partially offset by an increase in costs in excess of billings of $22,804 (primarily due to large contracts where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition) and decreases in accrued compensation of $7,402 (primarily due to the payment of Fiscal 2012 year-end bonuses and incentive compensation during 1Q13). Changes in the above accounts are based on average Fiscal 2014 and Fiscal 2013 exchange rates, as applicable.
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
The Company made investments of $4,090 compared to $2,902 in the same period last year which related primarily to information technology infrastructure, computer hardware and software and vehicles.
Net cash provided by (used for) financing activities
Proceeds from long-term debt
Repayment of long-term debt was $14,662, funded by cash flow provided by operations, compared to proceeds from long-term debt of $10,665 in the same period last year, used to fund common stock repurchases.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $11,426 compared to $26,382 in the same period last year. The Company also made tax payments of $1,322 compared to $983 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares.
Since the inception of the repurchase program in April 1999 through September 30, 2013, the Company has repurchased 10,072,539 shares of common stock for an aggregate purchase price of $384,526, or an average purchase price per share of $38.18. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of September 30, 2013, 427,461 shares were available under repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
Dividends
The Company made discretionary investments in the form of dividends to its shareholders of $2,736 compared to $2,579 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.
Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2013, the Company was in compliance with all covenants under the Credit Agreement.
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
Valuation of Goodwill
During the first quarter of Fiscal 2014, the Company conducted an interim goodwill impairment assessment because data, relevant to a goodwill impairment assessment, was readily available through the reassignment of goodwill to the Company's new business segments using the relative fair market value approach. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our new reporting units, thus the new reporting units are considered not impaired and the second step of the impairment test was not necessary.
Consistent with prior years, during the third quarter of Fiscal 2014, the Company will conduct its annual goodwill impairment assessment. During that process, the Company will determine whether the recent downward adjustment in its revenue and profitability outlook for the remainder of Fiscal 2014 and an expected increase in its weighted-average cost of capital will impact the valuation of goodwill. A significant decrease in the fair value of our reporting units could result in a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.
At September 30, 2013, the Company's stock market capitalization was comparable with net book value. Each of the Company's reporting units continues to operate profitably and generate cash flow from operations, and the Company expects that each will continue to do so in Fiscal 2014 and beyond. The Company also believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover any difference between the recent stock trading prices and the book value.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of September 30, 2013, the Company had total long-term obligations of $173,005 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to fixed rate debt through an interest-rate swap agreement (discussed in more detail below) and $48,005 was in variable rate obligations. As of September 30, 2013, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $118 ($71 net of tax) assuming the Company employed no intervention strategies.
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
As of September 30, 2013, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.96 to 1.14 Australian dollar, 0.99 to 1.06 Canadian dollar, 5.54 to 5.75 Danish krone, 0.74 to 0.78 Euro, 13.75 to 13.75 Mexican peso, 5.80 to 6.12 Norwegian kroner, 0.62 to 0.66 British pound sterling, 6.35 to 6.71 Swedish krona, 0.92 to 0.97 Swiss franc and 94.60 to 102.91 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $53,897 and will expire within eleven-months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of September 28, 2013. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2013 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2013 to July 28, 2013	—	$—	—	637,461
July 29, 2013 to August 25, 2013	210,000	$28.50	210,000	427,461
August 26, 2013 to September 28, 2013	—	$—	—	427,461
Total	210,000	$28.50	210,000	427,461

As of September 28, 2013, 427,461 shares were available for the Company's repurchase under a repurchase program for 1,000,000 shares by the Board and announced on October 2, 2012. This repurchase program has no expiration date and none of the Company's repurchase programs were terminated prior to the full repurchase of the authorized amount.
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

Item 6. Exhibits.

Exhibit Number	Description
10.1	2008 Long-Term Incentive Plan, as amended (1)
21.1	Subsidiaries of the Registrant (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101	Interactive Data File

(1)	Filed as Exhibit 1 to the Proxy Statement for Annual Meeting of Stockholders, file number 0-18706, filed with the SEC on June 21, 2013, and incorporated by reference.
(2)	Filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK BOX CORPORATION
Date: November 6, 2013
/s/ TIMOTHY C. HUFFMYER
Timothy C. Huffmyer
Vice President, Chief Financial Officer,
Treasurer and Principal Accounting Officer
EXHIBIT INDEX

Exhibit Number	Description
10.1	2008 Long-Term Incentive Plan, as amended (1)
21.1	Subsidiaries of the Registrant (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101	Interactive Data File

(1)	Filed as Exhibit 1 to the Proxy Statement for Annual Meeting of Stockholders, file number 0-18706, filed with the SEC on June 21, 2013, and incorporated by reference.
(2)	Filed herewith.