Form 10-Q
period 2013-12-28
BLACK BOX CORP
filed 2014-02-05
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 10, 2014, there were 15,667,684 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 28, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	December 28, 2013	March 31, 2013
Assets
Cash and cash equivalents	$25,602	$30,720
Accounts receivable, net of allowance for doubtful accounts of $6,223 and $6,300	167,862	152,967
Inventories, net	52,735	55,469
Costs/estimated earnings in excess of billings on uncompleted contracts	91,899	101,458
Other assets	26,162	26,068
Total current assets	364,260	366,682
Property, plant and equipment, net	28,830	27,720
Goodwill, net	347,101	345,397
Intangibles, net	101,326	110,668
Other assets	20,466	27,534
Total assets	$861,983	$878,001
Liabilities
Accounts payable	$60,293	$66,236
Accrued compensation and benefits	23,193	25,186
Deferred revenue	34,000	33,869
Billings in excess of costs/estimated earnings on uncompleted contracts	15,594	13,386
Income taxes	3,764	6,650
Other liabilities	35,321	37,126
Total current liabilities	172,165	182,453
Long-term debt	179,305	187,648
Other liabilities	22,970	25,653
Total liabilities	$374,440	$395,754
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,668 and 16,133 shares outstanding, 26,132 and 25,898 issued	26	26
Additional paid-in capital	491,391	486,075
Retained earnings	385,638	370,775
Accumulated other comprehensive income	5,341	1,457
Treasury stock, at cost 10,464 and 9,765 shares	(394,853)	(376,086)
Total stockholders’ equity	$487,543	$482,247
Total liabilities and stockholders’ equity	$861,983	$878,001

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Nine-months ended
	December 28 and December 29		December 28 and December 29
In thousands, except per share amounts	2013	2012	2013	2012
Revenues
Products	$44,528	$48,068	$135,927	$141,074
Services	195,161	204,021	597,469	619,013
Total	239,689	252,089	733,396	760,087
Cost of sales *
Products	25,754	27,407	78,498	78,897
Services	140,151	142,950	426,955	440,130
Total	165,905	170,357	505,453	519,027
Gross profit	73,784	81,732	227,943	241,060
Selling, general & administrative expenses	60,366	60,542	182,126	187,088
Intangibles amortization	2,923	3,478	9,341	10,416
Operating income	10,495	17,712	36,476	43,556
Interest expense (income), net	1,230	1,133	3,531	4,956
Other expenses (income), net	84	2,839	1,110	3,788
Income before provision for income taxes	9,181	13,740	31,835	34,812
Provision for income taxes	2,523	5,222	12,687	13,229
Net income	$6,658	$8,518	$19,148	$21,583
Earnings per common share
Basic	$0.42	$0.52	$1.20	$1.29
Diluted	$0.42	$0.52	$1.20	$1.28
Weighted-average common shares outstanding
Basic	15,771	16,412	15,902	16,783
Diluted	15,867	16,525	15,989	16,863
Dividends per share	$0.09	$0.08	$0.27	$0.24
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Nine-months ended
	December 28 and December 29		December 28 and December 29
In thousands	2013	2012	2013	2012
Net income	$6,658	$8,518	$19,148	$21,583
Other comprehensive income (loss)
Foreign currency translation adjustment	427	1,004	3,875	(464)
Pension
Actuarial gain (loss), net of taxes of ($1), ($4), ($2) and ($230)	(2)	(6)	(4)	(370)
Amounts reclassified into results of operations, net of taxes of $51, $43, $153 and $128	78	69	234	205
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($131), ($87), ($476) and ($224)	(214)	(140)	(776)	(361)
Amounts reclassified into results of operations, net of taxes of $211, $61, $342 and $205	343	98	555	331
Other comprehensive income (loss)	$632	$1,025	$3,884	$(659)
Comprehensive income (loss)	$7,290	$9,543	$23,032	$20,924

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-months ended
	December 28 and December 29
In thousands	2013	2012
Operating Activities
Net income	$19,148	$21,583
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	13,917	14,427
Loss (gain) on sale of property	101	(126)
Deferred taxes	5,025	2,911
Stock compensation expense	5,486	6,397
Change in fair value of interest-rate swaps	(636)	878
Joint venture investment loss	822	2,670
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	(14,248)	5,364
Inventories, net	2,807	683
Costs/estimated earnings in excess of billings on uncompleted contracts	9,702	(22,715)
All other assets	1,225	1,357
Billings in excess of costs/estimated earnings on uncompleted contracts	2,194	3,873
All other liabilities	(17,638)	(6,576)
Net cash provided by (used for) operating activities	$27,905	$30,726
Investing Activities
Capital expenditures	(5,542)	(4,085)
Capital disposals	4	214
Acquisition of businesses (payments)/recoveries	—	17
Prior merger-related (payments)/recoveries	(770)	(2,378)
Net cash provided by (used for) investing activities	$(6,308)	$(6,232)
Financing Activities
Proceeds (repayments) from long-term debt	$(8,480)	$11,903
Proceeds (repayments) from short-term debt	3,954	5,404
Deferred financing costs	—	(20)
Purchase of treasury stock	(18,767)	(33,022)
Proceeds from the exercise of stock options	975	—
Payment of dividends	(4,166)	(3,902)
Increase (decrease) in cash overdrafts	(674)	1,926
Net cash provided by (used for) financing activities	(27,158)	(17,711)
Foreign currency exchange impact on cash	$443	$242
Increase/(decrease) in cash and cash equivalents	$(5,118)	$7,025
Cash and cash equivalents at beginning of period	$30,720	$22,444
Cash and cash equivalents at end of period	$25,602	$29,469
Supplemental cash flow
Cash paid for interest	$4,189	$3,678
Cash paid for income taxes	10,181	9,010
Non-cash financing activities
Dividends payable	1,410	1,304
Capital leases	235	16
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation
Business
Black Box Corporation ("Black Box" or the "Company") is a leading communications system integrator dedicated to designing, sourcing, implementing and maintaining today's complex communications solutions. The Company offers Products and Services that it distributes through two platforms it has built over its 37-year history. The Products Platform is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current product categories offered through this platform include: (i) infrastructure, (ii) high performance keyboard, video and mouse (KVM) switches, (iii) audio-visual (AV), multi-media and digital signage and (iv) specialty networking. The Services Platform is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence, which include dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (v) data center services. As of December 31, 2013, the Company had more than 3,000 professional technical experts in approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world. Founded in 1976, Black Box, a Delaware corporation, operates subsidiaries on five continents and is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2013 and 2012 were December 28, 2013 and December 29, 2012, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
Note 3: Inventories
The Company’s Inventories consist of the following:

	December 31, 2013	March 31, 2013
Raw materials	$1,574	$1,231
Finished goods	68,825	72,278
Inventory, gross	70,399	73,509
Excess and obsolete inventory reserves	(17,664)	(18,040)
Inventories, net	$52,735	$55,469
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
The following table summarizes, as of April 1, 2013, Goodwill at the Company’s reporting segments, which has been allocated from the historical geographic-based reporting segments using a relative fair market value approach:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2013	$79,763	$506,222	$38,524	$38,685	$663,194
Accumulated impairment losses at March 31, 2013	(232)	(277,132)	(13,724)	(26,709)	(317,797)
Goodwill (net) at March 31, 2013	$79,531	$229,090	$24,800	$11,976	$345,397

Foreign currency translation adjustment	(9)	36	391	1,286	1,704

Goodwill (gross) at December 31, 2013	$79,754	$506,258	$38,915	$39,971	$664,898
Accumulated impairment losses at December 31, 2013	(232)	(277,132)	(13,724)	(26,709)	(317,797)
Goodwill (net) at December 31, 2013	$79,522	$229,126	$25,191	$13,262	$347,101

Also, as of April 1, 2013, the Company conducted an interim goodwill impairment assessment because data, relevant to a goodwill impairment assessment, was readily available through the reassignment of goodwill to the Company's new business segments using the relative fair market value approach. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our new reporting units, thus the new reporting units were considered not impaired as of April 1, 2013 and the second step of the impairment test was not necessary.
Consistent with prior years, the Company is conducting its annual goodwill impairment assessment as of the end of the second quarter of its fiscal year (September 28, 2013 for Fiscal 2014). Historically, this assessment was completed during the third quarter. However, given the downward adjustment in the Company’s revenue and profitability outlook for Fiscal 2014 in each reporting unit announced in November 2013 with the second fiscal quarter financial results and changes in outlook as a result of the Company’s efforts to transform into a more relevant and effective solution provider, the Company determined it was necessary to extend completion of its assessment process in order to take into account a contemporary outlook for the Company’s business units that are being developed in connection with Fiscal 2015 planning. As a result, it is expected that our annual goodwill impairment assessment will be completed during the fourth quarter of Fiscal 2014. The Company expects that the downward adjustment in its revenue and profitability outlook noted above and an increase in the Company’s weighted-average cost of capital (primarily driven by an increase in the risk-free interest rate) will decrease the fair value of our reporting units. A decrease in the fair value of our reporting units could result in a non-cash goodwill impairment charge, which could have a material adverse effect on our consolidated financial statements.

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	December 31, 2013			March 31, 2013
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,255	$11,462	$793	$12,189	$10,906	$1,283
Customer relationships	137,267	66,290	70,977	137,267	58,092	79,175
Acquired backlog	20,838	19,021	1,817	20,838	18,367	2,471
Total	$170,360	$96,773	$73,587	$170,294	$87,365	$82,929
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$206,352	$105,026	$101,326	$206,286	$95,618	$110,668
The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer relationships	Total
March 31, 2013	$27,739	$3,754	$79,175	$110,668
Intangibles amortization	—	(1,143)	(8,198)	(9,341)
Foreign currency translation adjustment	—	(1)	—	(1)
December 31, 2013	$27,739	$2,610	$70,977	$101,326

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2014, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2014	$2,685
2015	10,543
2016	10,336
2017	9,425
2018	8,097
Thereafter	32,501
Total	$73,587
Note 6: Indebtedness
The Company’s Long-term debt consists of the following:

	December 31, 2013	March 31, 2013
Revolving credit agreement	$179,225	$187,610
Other	286	142
Total debt	$179,511	$187,752
Less: current portion (included in Other liabilities)	(206)	(104)
Long-term debt	$179,305	$187,648
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2013, the Company was in compliance with all covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended December 31, 2013 was $208,730, $194,349 and 1.5%, respectively, compared to $220,470, $207,910 and 1.6%, respectively, for the three-months ended December 31, 2012. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine-months ended December 31, 2013 was $208,730, $191,732 and 1.5%, respectively, compared to $220,470, $201,631 and 1.5%, respectively, for the nine-months ended December 31, 2012.
As of December 31, 2013, the Company had $4,050 outstanding in letters of credit and $216,725 in unused commitments under the Credit Agreement.

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
As of December 31, 2013, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $54,534 and will expire within eleven months. There was no hedge ineffectiveness during Fiscal 2014 or Fiscal 2013.
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
The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$417	$615
Foreign currency contracts	Other assets (current)	$546	$409
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			$1,743	$2,379

		Three-months ended		Nine-months ended
		December 31		December 31
	Classification	2013	2012	2013	2012
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(214)	$(140)	$(776)	$(361)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$343	$98	$555	$331
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$166	$317	$636	$(878)

Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of
	December 31, 2013
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$546	$—	$546

	Liabilities at Fair Value as of
	December 31, 2013
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$417	$—	$417
Interest-rate swaps	—	1,743	—	1,743
Total	$—	$2,160	$—	$2,160
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.
Note 9: Acquisitions
Fiscal 2014
There were no acquisitions during the nine-month period ended December 31, 2013.
During the second quarter of Fiscal 2014, the Company recorded a non-cash loss of $822 due to the write-off of certain non-operating items in connection with the expected divestiture of the Company's non-controlling interest in Genesis Networks Integration Services, LLC. ("GNIS").
Fiscal 2013
There were no acquisitions during the nine-month period ended December 31, 2012.
During the third quarter of Fiscal 2013, the Company recorded a non-cash loss of $2,670 due to the probable divestiture of our non-controlling interest in GNIS.
Note 10: Income Taxes
The Company's provision for income taxes for the three-months ended December 31, 2013 was $2,523, an effective tax rate of 27.5% on income before provision for income taxes of $9,181, compared to a provision for income taxes for the three-months ended December 31, 2012 of $5,222, an effective tax rate of 38.0% on income before provision for income taxes of $13,740. The effective tax rate decrease from 38.0% to 27.5% was primarily due to a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation. The Company's provision for income taxes for the nine-months ended December 31, 2013 was $12,687, an effective tax rate of 39.9% on income before provision for income taxes of $31,835 compared to a provision for income taxes for the nine-months ended December 31, 2012 of $13,229, an effective tax rate of 38.0% on income before provision for income taxes of $34,812. The effective tax rate increase from 38.0% to 39.9% was primarily due to the write-off of certain deferred tax assets related to equity awards partially offset by a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation. The effective tax rate for the nine-months ended December 31, 2013 of 39.9% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by foreign earnings taxed at lower statutory rates.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
As previously disclosed, during Fiscal 2013 the Internal Revenue Service ("IRS") commenced an examination of the Company's United States federal income tax return for Fiscal 2011 and 2012. During Fiscal 2014, the IRS concluded its examination with no proposed adjustments for Fiscal 2011 and Fiscal 2012.
Fiscal 2013 remains open to examination by the IRS and Fiscal 2009 through Fiscal 2013 remain open to examination by certain state and foreign taxing jurisdictions.
Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of December 31, 2013, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 4,782,169 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $1,514 and $1,791 for the three-months ended December 31, 2013 and 2012, respectively, and $5,486 and $6,397 for the nine-months ended December 31, 2013 and 2012, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $552 and $658 for the three-months ended December 31, 2013 and 2012, respectively, and $2,001 and $2,351 for the nine-months ended December 31, 2013 and 2012, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.
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

	Nine-months ended
	December 31
	2013	2012
Expected life (in years)	6.8	7.0
Risk free interest rate	1.3%	0.8%
Annual forfeiture rate	2.5%	2.0%
Expected Volatility	42.3%	44.6%
Dividend yield	1.3%	1.0%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2013	2,535	$34.02
Granted	158	26.19
Exercised	(34)	28.46
Forfeited or cancelled	(614)	35.61
Outstanding at December 31, 2013	2,045	$33.03	3.8	$1,738
Exercisable at December 31, 2013	1,787	$34.07	3.1	$701

The weighted-average grant-date fair value of options granted during the nine-months ended December 31, 2013 and 2012 was $10.06 and $9.02, respectively. The intrinsic value of options exercised during the nine-months ended December 31, 2013 and 2012 was $21 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on December 27, 2013, which was $29.51.
The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	348	$10.57
Granted	158	10.06
Vested	(179)	11.04
Forfeited	(69)	10.08
December 31, 2013	258	$10.07
As of December 31, 2013, there was $1,734 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	335	$26.48
Granted	169	26.19
Vested	(179)	27.62
Forfeited	(31)	25.46
December 31, 2013	294	$25.71
The total fair value of shares that vested during the nine-months ended December 31, 2013 and 2012 was $4,675 and $3,674, respectively.
As of December 31, 2013, there was $4,684 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.

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

	Nine-months ended
	December 31
	2013	2012
Risk free interest rate	0.4%	0.4%
Expected Volatility	41.1%	41.3%
Dividend yield	1.3%	1.0%
The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	275	$29.39
Granted	92	28.92
Vested	(21)	30.72
Forfeited	(91)	30.67
December 31, 2013	255	$28.66
The total fair value of shares that vested during the nine-months ended December 31, 2013 and 2012 was $570 and $0, respectively.
As of December 31, 2013, there was $2,209 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.0 years.
Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Three-months ended		Nine-months ended
	December 31		December 31
	2013	2012	2013	2012
Net income	$6,658	$8,518	$19,148	$21,583
Weighted-average common shares outstanding (basic)	15,771	16,412	15,902	16,783
Effect of dilutive securities from equity awards	96	113	87	80
Weighted-average common shares outstanding (diluted)	15,867	16,525	15,989	16,863
Basic earnings (loss) per common share	$0.42	$0.52	$1.20	$1.29
Dilutive earnings (loss) per common share	$0.42	$0.52	$1.20	$1.28

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,919,667 and 2,651,888 non-dilutive equity awards outstanding for the three-months ended December 31, 2013 and 2012, respectively, and 2,080,532 and 2,713,461 non-dilutive equity awards outstanding for the nine-months ended December 31, 2013 and 2012, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 13: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	December 31, 2013	March 31, 2013
Foreign currency translation adjustment	$16,683	$12,808
Derivative instruments, net of tax	(392)	(171)
Defined benefit pension, net of tax	(10,950)	(11,180)
Accumulated other comprehensive income	$5,341	$1,457
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
3Q14	December 27, 2013	January 10, 2014	$0.09	$1,410
2Q14	September 27, 2013	October 11, 2013	$0.09	$1,430
1Q14	June 28, 2013	July 12, 2013	$0.09	$1,445
3Q13	December 28, 2012	January 11, 2013	$0.08	$1,304
2Q13	September 28, 2012	October 12, 2012	$0.08	$1,323
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
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
Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended		Nine-months ended
	December 31		December 31
	2013	2012	2013	2012
Common stock purchased	233,530	235,700	699,036	1,348,258
Aggregate purchase price	$6,019	$5,658	$18,766	$33,023
Average purchase price	$25.77	$24.01	$26.85	$24.49
During the nine-month period ended December 31, 2013, the Company made tax payments of $1,483 and withheld 56,639 shares of common stock, which were designated as treasury shares, at an average price per share of $26.19, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares. During the nine-month period ended December 31, 2012, the Company made tax payments of $983 and withheld 44,697 shares of common stock, which were designated as treasury shares, at an average price per share of $21.98, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of its repurchase programs beginning in April 1999 and through December 31, 2013, the Company has repurchased 10,300,624 shares of common stock for an aggregate purchase price of $390,383, or an average purchase price per share of $37.90. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of December 31, 2013, 199,376 shares were available under the most recent repurchase program approved by the Board. On January 27, 2014 the Board approved an additional 1,000,000 shares for repurchase. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
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

The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
3Q14
Revenues	$19,517	$185,831	$25,011	$9,330	$239,689
Gross profit	7,967	53,141	10,807	1,869	73,784
Operating income	1,128	8,257	1,406	(296)	10,495
Depreciation expense	534	904	155	43	1,636
Intangibles amortization	—	2,920	—	3	2,923
Capital expenditures	442	872	65	73	1,452
Assets (as of December 30)	133,420	624,669	66,069	37,825	861,983

3Q13
Revenues	21,342	194,308	26,726	9,713	252,089
Gross profit	9,157	58,595	11,504	2,476	81,732
Operating income	2,223	12,677	2,015	797	17,712
Depreciation expense	305	829	121	44	1,299
Intangibles amortization	—	3,472	—	6	3,478
Capital expenditures	720	328	114	21	1,183
Assets (as of December 30)	130,605	655,914	71,427	35,739	893,685

3QYTD14
Revenues	62,168	570,015	73,759	27,454	733,396
Gross profit	26,256	164,548	31,173	5,966	227,943
Operating income	5,106	27,358	3,979	33	36,476
Depreciation expense	1,361	2,648	431	136	4,576
Intangibles amortization	—	9,326	—	15	9,341
Capital expenditures	2,615	2,417	385	125	5,542
Assets (as of December 30)	133,420	624,669	66,069	37,825	861,983

3QYTD13
Revenues	66,700	591,752	74,374	27,261	760,087
Gross profit	29,468	171,900	32,709	6,983	241,060
Operating income	7,209	29,062	5,450	1,835	43,556
Depreciation expense	912	2,625	363	111	4,011
Intangibles amortization	—	10,398	—	18	10,416
Capital expenditures	1,952	1,393	618	122	4,085
Assets (as of December 30)	130,605	655,914	71,427	35,739	893,685
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three and nine-months ended December 31, 2013 and 2012 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2013 (the "Form 10-K"). References to “3Q14” mean the three-month period ended December 31, 2013 while references to “3Q13” mean the three-month period ended December 31, 2012. References to “3QYTD14” mean the nine-month period ended December 31, 2013 while references to “3QYTD13” mean the nine-month period ended December 31, 2012. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of December 31, 2013 and 2012 were December 28, 2013 and December 29, 2012, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
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
Our service business generates backlog which is defined by the Company as orders and contracts considered to be firm. At December 31, 2013, the Company's total backlog, which relates primarily to Services, was $329,641, of which $226,183 is expected to be completed within the next twelve months.
Our two platforms introduce scale, flexibility and leverage to the business, and provide the following competitive advantages:

•	a diversified client base that ranges from small organizations to many of the world's largest corporations and institutions,

•	key relationships with leading technology partners,

•	a broad geographic footprint of approximately 200 offices serving more than 175,000 clients in approximately 150 countries throughout the world,

•	deep organic resources with approximately 4,000 team members world-wide, approximately 3,000 of whom are technical and engineering talent who provide our clients with on-site and remote services,

•	dedicated sales force of over 300 direct sales people world-wide, and

•	a strong financial position with a stable balance sheet and positive cash flow for 37 consecutive years.
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

3QYTD14 vs 3QYTD13 Summary

	3QYTD14	3QYTD13	% Change
Revenues	$733,396	$760,087	(4)%
Gross profit margin	31.1%	31.7%	(2)%
Operating income margin	5.0%	5.7%	(12)%
Diluted EPS	$1.20	$1.28	(6)%
Net cash provided by (used for) operating activities	$27,905	$30,726	(9)%
Diluted EPS was $1.20, a decrease of 6% compared to Diluted EPS of $1.28 in the same period last year as a result of:

•
a $26,691 decrease in Revenues which includes a decrease in Product Revenues as of result of a decrease in North America Products due to reduced spending in both direct and indirect channels by our government clients as a result of the sequestration and a decrease in Service Revenues due to slower than anticipated client adoption of rapidly changing communications technology in North America,

•	a $13,117 decrease in Gross profit as a result of the decrease in Revenues noted above and a decrease in Gross profit margin,

•
a $4,962 decrease in Selling, general and administrative expenses which were primarily the result of costs savings from restructuring activity in the prior year, a decrease in restructuring expenses of $3,767 and a decrease in stock-based compensation expense of $911 partially offset by current period investments for growth programs,

•	a $1,425 decrease in Interest expense (income), net resulting from the change in the fair value of the interest-rate swap of $1,514 (from a loss of $878 in 3Q13YTD to a gain of $636 in 3Q14YTD),

•
a $2,678 decrease in Other expenses (income), net as a result of a $1,848 decrease in non-cash losses related to the Company's non-controlling interest in Genesis Networks Integration Services, LLC. ("GNIS").

•
a $542 decrease in Provision for income taxes as a result of a decrease in Income before provision for income taxes partially offset by an increase in the effective rate from 38.0% to 39.9% due to the write-off of certain deferred tax assets related to equity awards, and

•	a 874 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases.
Net cash provided by operating activities was $27,905, a decrease of 9% compared to Net cash provided by operating activities of $30,726 in the same period last year primarily due to a $14,248 increase in Accounts receivable, net compared to a $5,364 decrease in Accounts receivable, net in the same period last year, a $9,702 decrease in Costs/estimated earnings in excess of billings on uncompleted contracts compared to a $22,715 increase in Costs/estimated earnings in excess of billings on uncompleted contracts in the same period last year and a $17,638 decrease in All other liabilities compared to a $6,576 decrease in All other liabilities in the same period last year. As a reminder, Costs/estimated earnings in excess of billings on uncompleted contracts includes contracts for which contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition.

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

	3Q14	3Q13	% Change	3QYTD14	3QYTD13	% Change
Revenues
North America Products	$19,517	$21,342	(9)%	$62,168	$66,700	(7)%
International Products	$25,011	$26,726	(6)%	$73,759	$74,374	(1)%
Total Products	$44,528	$48,068	(7)%	$135,927	$141,074	(4)%
North America Services	$185,831	$194,308	(4)%	$570,015	$591,752	(4)%
International Services	$9,330	$9,713	(4)%	$27,454	$27,261	1%
Total Services	$195,161	$204,021	(4)%	$597,469	$619,013	(4)%
Total Revenues	$239,689	$252,089	(5)%	$733,396	$760,087	(4)%
Gross profit
North America Products	$7,967	$9,157	(13)%	$26,256	$29,468	(11)%
% of Revenues	40.8%	42.9%	(5)%	42.2%	44.2%	(5)%
International Products	$10,807	$11,504	(6)%	$31,173	$32,709	(5)%
% of Revenues	43.2%	43.0%	1%	42.3%	44.0%	(4)%
Total Products	$18,774	$20,661	(9)%	$57,429	$62,177	(8)%
% of Revenues	42.2%	43.0%	(2)%	42.2%	44.1%	(4)%
North America Services	$53,141	$58,595	(9)%	$164,548	$171,900	(4)%
% of Revenues	28.6%	30.2%	(5)%	28.9%	29.0%	—%
International Services	$1,869	$2,476	(25)%	$5,966	$6,983	(15)%
% of Revenues	20.0%	25.5%	(22)%	21.7%	25.6%	(15)%
Total Services	$55,010	$61,071	(10)%	$170,514	$178,883	(5)%
% of Revenues	28.2%	29.9%	(6)%	28.5%	28.9%	(1)%
Total Gross Profit	73,784	81,732	(10)%	227,943	241,060	(5)%
% of Revenues	30.8%	32.4%	(5)%	31.1%	31.7%	(2)%
Operating income
North America Products	$1,128	$2,223	(49)%	$5,106	$7,209	(29)%
% of Revenues	5.8%	10.4%	(44)%	8.2%	10.8%	(24)%
International Products	$1,406	$2,015	(30)%	$3,979	$5,450	(27)%
% of Revenues	5.6%	7.5%	(25)%	5.4%	7.3%	(26)%
Total Products	$2,534	$4,238	(40)%	$9,085	$12,659	(28)%
% of Revenues	5.7%	8.8%	(36)%	6.7%	9.0%	(26)%
North America Services	$8,257	$12,677	(35)%	$27,358	$29,062	(6)%
% of Revenues	4.4%	6.5%	(32)%	4.8%	4.9%	(2)%
International Services	$(296)	$797	(137)%	$33	$1,835	(98)%
% of Revenues	(3.2)%	8.2%	(139)%	0.1%	6.7%	(99)%
Total Services	$7,961	$13,474	(41)%	$27,391	$30,897	(11)%
% of Revenues	4.1%	6.6%	(38)%	4.6%	5.0%	(8)%
Total Operating Income	10,495	17,712	(41)%	36,476	43,556	(16)%
% of Revenues	4.4%	7.0%	(37)%	5.0%	5.7%	(12)%

3Q14 vs 3Q13
Total Revenues were $239,689, a decrease of 5% when compared to Total Revenues of $252,089 in the same period last year. Product Revenues were $44,528, a decrease of 7% compared to Product Revenues of $48,068 in the same period last year primarily as a result of a decrease in North America Products due to reduced spending in both direct and indirect channels by our government clients as a result of the sequestration and budget uncertainty which, the Company believes, may negatively impact Product Revenues, relative to historic levels, for the foreseeable future, and a decrease in demand for International Products. The decrease in Product Revenues was partially offset by sales generated by a new direct sales team focused on larger opportunities. Service Revenues were $195,161, a decrease of 4% compared to Service Revenues of $204,021 in the same period last year primarily due to a decrease in commercial revenues in North America Services resulting from slower than anticipated economic recovery and sluggish client adoption of the rapidly changing communications technology along with relatively stable government revenues in North America Services. The decrease in North America Services was partially offset by the success of its Cisco and wireless solutions practices.
Total Gross profit margin was 30.8%, a decrease of 5% compared to Total Gross profit margin of 32.4% in the same period last year. Product Gross profit margin was 42.2%, a decrease of 2% compared to Product Gross profit margin of 43.0% in the same period last year primarily due to product mix and the impact of our new direct sales team focused on large competitive deals which tend to carry lower margins. Service Gross profit margin was 28.2%, a decrease of 6% compared to Service Gross profit margin of 29.9% in the same period last year primarily due to lower than expected Gross profit margins on certain projects that experienced unusual service delivery costs which is believed to be isolated to the quarter.
Total Operating income margin was 4.4%, a decrease of 37% compared to Total Operating income margin of 7.0% in the same period last year. Product Operating income margin was 5.7%, a decrease of 36% compared to Product Operating income margin of 8.8% in the same period last year, primarily due to lower Gross profit margins as noted above and current period investments for growth programs. Service Operating income margin was 4.1%, a decrease of 38% compared to Service Operating income margin of 6.6% in the same period last year, primarily due to lower Gross profit margins as noted above.
3QYTD14 vs 3QYTD13
Total Revenues were $733,396, a decrease of 4% when compared to Total Revenues of $760,087 in the same period last year. Product Revenues were $135,927, a decrease of 4% compared to Product Revenues of $141,074 in the same period last year primarily as a result of a decrease in North America Products due to reduced spending in both direct and indirect channels by our government clients as a result of the sequestration which, the Company believes, may negatively impact Product Revenues, relative to historic levels, for the foreseeable future, and a decrease in demand for International Products, partially offset by a large order in International Products sold through integrators within business services whose end-users were government clients. The decrease in Product Revenues was partially offset by a new direct sales team focused on larger opportunities. Service Revenues were $597,469, a decrease of 4% compared to Service Revenues of $619,013 in the same period last year primarily due to a decrease in commercial revenues in North America Services resulting from slower than anticipated economic recovery and sluggish client adoption of the rapidly changing communications technology along with relatively stable government revenues in North America Services. The decrease in North America Services was partially offset by the success of its Cisco and wireless solutions practices.
Total Gross profit margin was 31.1%, a decrease of 2% compared to Total Gross profit margin of 31.7% in the same period last year. Product Gross profit margin was 42.2%, a decrease of 4% compared to Product Gross profit margin of 44.1% in the same period last year, primarily due to lower gross profit margins on the large order noted above, competitive pricing pressures and product mix. Service Gross profit margin was 28.5%, a decrease of 1% compared to Service Gross profit margin of 28.9% in the same period last year, primarily due to project mix and client-type mix. The selling prices for our services and the resulting gross profit margins continue to be impacted by competition for lower priority budget dollars.
Total Operating income margin was 5.0%, a decrease of 12% compared to Total Operating income margin of 5.7% in the same period last year. Product Operating income margin was 6.7%, a decrease of 26% compared to Product Operating income margin of 9.0% in the same period last year, primarily due to the lower gross profit margins noted above and current period investments for growth programs. Service Operating income margin was 4.6%, a decrease of 8% compared to Service Operating income margin of 5.0% in the same period last year, primarily due to lower gross profit margins as a result of project and client-type mix noted above partially offset by a decrease in Selling, general and administrative expenses. The decrease in Selling, general and administrative expenses is the result of costs savings from restructuring activity in the prior year, a decrease in restructuring expenses of $3,767 and a decrease in stock-based compensation expense of $911 partially offset by current period investments for growth programs.

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

Interest expense, Other expense and Income Taxes

	3Q14	3Q13	% Change	3QYTD14	3QYTD13	% Change
Interest expense	$1,230	$1,133	9%	$3,531	$4,956	(29)%
% of Revenues	0.5%	0.4%	25%	0.5%	0.7%	(29)%
Income taxes	$2,523	$5,222	(52)%	$12,687	$13,229	(4)%
Effective income tax rate	27.5%	38.0%	(28)%	39.9%	38.0%	5%
3Q14 vs 3Q13
Interest expense was $1,230, an increase of 9% compared to Interest expense of $1,133 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $151 (from a gain of $317 in 3Q13 to a gain of $166 in 3Q14). Interest expense as a percent of Revenues was 0.5%, an increase of 25% compared to Interest expense as a percent of Revenues of 0.4% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $194,349 and 1.5%, respectively, compared to $207,910 and 1.6% in the same period last year.
Income taxes was $2,523, a decrease of 52% compared to Income taxes of $5,222 in the same period last year. The effective income tax rate was 27.5%, a decrease of 28% compared to the effective income tax rate of 38.0% in the same period last year. The effective income tax rate decrease from 38.0% to 27.5% was primarily due to a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation.
3QYTD14 vs 3QYTD13
Interest expense was $3,531, a decrease of 29% compared to Interest expense of $4,956 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $1,514 (from a loss of $878 in 3QYTD13 to a gain of $636 in 3QYTD14). Interest expense as a percent of Revenues was 0.5%, a decrease of 29% compared to Interest expense as a percent of Revenues of 0.7% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $191,732 and 1.5%, respectively, compared to $201,631 and 1.5% in the same period last year.
Income taxes was $12,687, a decrease of 4% compared to Income taxes of $13,229 in the same period last year. The effective income tax rate was 39.9%, an increase of 5% compared to the effective income tax rate of 38.0% in the same period last year. The effective income tax rate increase from 38.0% to 39.9% was primarily due to the write-off of certain deferred tax assets related to equity awards partially offset by a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation.
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

Liquidity Position
The following is a summary of our capitalization and liquidity position.

	3Q14	4Q13	3Q13
Cash and cash equivalents	$25,602	$30,720	$29,469
Working capital	$192,095	$184,229	$184,312
Long-term debt	$179,305	$187,648	$191,803
Stockholders’ equity	$487,543	$482,247	$484,420
Unused portion of the Credit Agreement	$216,725	$208,340	$204,205
We expect that our cash, the unused portion of the Credit Agreement (hereinafter defined) and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for at least the next 12 months.
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	3QYTD14	3QYTD13
Net cash provided by (used for) operating activities	$27,905	$30,726
Net cash provided by (used for) investing activities	$(6,308)	$(6,232)
Net cash provided by (used for) financing activities	$(27,158)	$(17,711)
Net cash provided by (used for) operating activities
Net cash provided by operating activities was $27,905, due primarily to Net income of $19,148, inclusive of non-cash charges and a decrease in Costs/estimated earnings in excess of billings on uncompleted contracts of $9,702 (primarily due to large contracts where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition), partially offset by an increase in Accounts receivable, net of $14,248 and a decrease in All other liabilities of $17,638, compared to net cash provided by operating activities of $30,726 in the same period last year, due primarily to Net income of $21,583, inclusive of non-cash charges and a decrease in Accounts receivable, net of $5,364, partially offset by an increase in Costs/estimated earnings in excess of billings on uncompleted contracts of $22,715 (primarily due to large contracts where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition). Changes in the above accounts are based on average Fiscal 2014 and Fiscal 2013 exchange rates, as applicable.
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
The Company made investments of $5,542 compared to $4,085 in the same period last year which related primarily to information technology infrastructure, computer hardware and software and vehicles.
Net cash provided by (used for) financing activities
Proceeds from long-term debt
Repayment of long-term debt was $8,480, funded by cash flow provided by operations, compared to proceeds from long-term debt of $11,903 in the same period last year, used to fund common stock repurchases.

Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $17,283 compared to $32,040 in the same period last year. The Company also made tax payments of $1,483 compared to $983 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares.
Since the inception of the repurchase program in April 1999 through December 31, 2013, the Company has repurchased 10,300,624 shares of common stock for an aggregate purchase price of $390,383, or an average purchase price per share of $37.90. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of December 31, 2013, 199,376 shares were available under repurchase programs. On January 27, 2014 the Board approved an additional 1,000,000 shares for repurchase. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
Dividends
The Company made discretionary investments in the form of dividends to its shareholders of $4,166 compared to $3,902 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.
Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2013, the Company was in compliance with all covenants under the Credit Agreement.
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

Valuation of Goodwill
During the first quarter of Fiscal 2014, the Company conducted an interim goodwill impairment assessment because data, relevant to a goodwill impairment assessment, was readily available through the reassignment of goodwill to the Company's new business segments using the relative fair market value approach. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our new reporting units, thus the new reporting units were considered not impaired as of April 1, 2013 and the second step of the impairment test was not necessary.
Consistent with prior years, the Company is conducting its annual goodwill impairment assessment as of the end of the second quarter of its fiscal year (September 28, 2013 for Fiscal 2014). Historically, this assessment was completed during the third quarter. However, given the downward adjustment in the Company’s revenue and profitability outlook for Fiscal 2014 in each reporting unit announced in November 2013 with the second fiscal quarter financial results and changes in outlook as a result of the Company’s efforts to transform into a more relevant and effective solution provider, the Company determined it was necessary to extend completion of its assessment process in order to take into account a contemporary outlook for the Company’s business units that are being developed in connection with Fiscal 2015 planning. As a result, it is expected that our annual goodwill impairment assessment will be completed during the fourth quarter of Fiscal 2014. The Company expects that the downward adjustment in its revenue and profitability outlook noted above and an increase in the Company’s weighted-average cost of capital (primarily driven by an increase in the risk-free interest rate) will decrease the fair value of our reporting units. A decrease in the fair value of our reporting units could result in a non-cash goodwill impairment charge, which could have a material adverse effect on our consolidated financial statements.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of December 31, 2013, the Company had total long-term obligations of $179,225 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to fixed rate debt through an interest-rate swap agreement (discussed in more detail below) and $54,225 was in variable rate obligations. As of December 31, 2013, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $134 ($81 net of tax) assuming the Company employed no intervention strategies.
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
As of December 31, 2013, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 0.96 to 1.14 Australian dollar, 1.04 to 1.07 Canadian dollar, 5.50 to 5.65 Danish krone, 0.72 to 0.77 Euro, 13.75 to 13.75 Mexican peso, 6.04 to 6.16 Norwegian kroner, 0.61 to 0.66 British pound sterling, 6.48 to 6.69 Swedish krona, 0.91 to 0.92 Swiss franc and 94.60 to 102.91 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $54,534 and will expire within eleven-months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of December 28, 2013. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2013 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2013 to October 27, 2013	—	$—	—	427,461
October 28, 2013 to November 24, 2013	228,085	$25.68	228,085	199,376
November 25, 2013 to December 28, 2013	—	$—	—	199,376
Total	228,085	$25.68	228,085	199,376

As of December 28, 2013, 199,376 shares were available for the Company's repurchase under a repurchase program for 1,000,000 shares by the Board and announced on October 2, 2012. This repurchase program has no expiration date and none of the Company's repurchase programs were terminated prior to the full repurchase of the authorized amount. On January 27, 2014 the Board approved an additional 1,000,000 shares for repurchase.
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
Date: February 5, 2014
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