Form 10-K
period 2014-03-31
BLACK BOX CORP
filed 2014-05-16
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 27, 2013 (based on closing price of such stock as reported by NASDAQ on such date) was $482,869,330. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of April 25, 2014, there were 15,557,536 shares of common stock, par value $.001 (the "common stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2014 Annual Meeting of Stockholders (the "Proxy Statement") – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2014

PART I

Item 1. Business.

Overview

Black Box Corporation ("Black Box," "we," the "Company," "our" or “us”) is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. Our Service offerings include unified communications, data infrastructure and managed services. Our Product offerings include IT infrastructure, specialty networking, multimedia and keyboard/video/mouse ("KVM") switching. We employed 3,959 and 3,900 employees as of March 31, 2014 and March 31, 2013, respectively.

We participate in the worldwide communications and network infrastructure markets. Services are distributed to these markets primarily through value-added resellers, manufacturers, large system integrators and other technical services companies. Products similar to those sold by us are distributed through direct marketing manufacturers, mass merchandisers, "big box" retailers, web retailers and others. We believe that we compete well in both markets on the basis of our solution features, technical capabilities, service levels and price.

We conduct business globally and manage our business on a geographic-service type basis consisting of four operating segments which are (i) North America Products, (ii) North America Services, (iii) International Products and (iv) International Services. Revenues within our North America segments are primarily attributed to the United States while revenues within our International segments are attributed to countries in Europe, the Pacific Rim and Latin America. For the past several years and through Fiscal 2013, the Company was organized on a geographic-basis with the following three segments: (i) North America, (ii) Europe and (iii) All Other. As a result of this segment change, which was the result of a new management team and renewed business strategy and became effective on April 1, 2013 on a prospective basis, the Company has restated prior periods to conform to the current year's presentation. For revenues and other information (including large customers) regarding these reporting segments, see Note 16 of the Notes to the Consolidated Financial Statements. For information regarding backlog, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Products and Services Platforms

Since our founding in 1976, we have built robust operating platforms that allow us to identify customer needs, and then design, source, implement and support the appropriate solutions. Our two platforms for serving customers and generating growth are as follows:

Products Platform
Our Products Platform ("Products") is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current products offered through the platform include but are not limited to IT infrastructure, specialty networking, multimedia and KVM switching.

The Company generates Products revenues from the sale of data networking products through its catalog, Internet Web site and direct sales. In order to meet client demand, we keep a moderate level of inventory which consumes part of our working capital. The market for these products is a highly fragmented and competitive. The Company has participated in this market for 38-years and has earned a reputation for providing high quality products, rapid order fulfillment and free 24/7/365 technical support. With an average order size of less than one thousand dollars, the Company's Products revenue is primarily driven by general information technology spending rather than capital spending.

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

Services Platform
Our Services Platform ("Services") is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include but are not limited to communications lifecycle services, unified communications, structured cabling, video/AV services, in-building wireless and data center services.

The Company generates revenues in its Service business from the design, sale and/or installation of new communications and network infrastructure systems, the support of existing systems and moves, adds and changes ("MAC work"). We periodically generate revenues from contracts performed over time that may result in an asset on our balance sheet for multiple periods constituting part of our working capital. We have not experienced significant collectability issues related to such contracts. For the sale and implementation of new communications systems, or other major projects, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to maintain and grow service revenues. Projects account for the majority of Service revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.
The Company routinely competes against original equipment manufacturers, local or regional manufacturer-specific channel partners in the Services markets for enterprise clients. The Company believes that it favorably differentiates against this competition through its technology independent approach which draws the appropriate product from our portfolio of different partner solutions, broad geographic footprint and deep industry and technical expertise. Through its network of local offices and network operations centers, the Company can provide clients with both on-site and remote services.

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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have approximately 4,000 team members world-wide, with the experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of over 300 direct sales people world-wide.

•	Strong financial position: We have a stable balance sheet and have generated positive cash flow for 38 consecutive years.

Strategic Focus

We believe that the services and products that we provide enable our clients to fully optimize their communications investment. Our strategy is based on the following core beliefs about our clients and the markets we serve:

•	Enablement: Communication is an organization's most important process. When we enable it, we create value.

•	Independence: Client-focused solutions are better than channel-focused solutions.

•	Interoperability: Business leaders will choose best of breed solutions and require operational integration.

•	Innovation: A dynamic communications market requires partners and process to adapt and transform.

Our overall business growth strategy includes the following four areas of focus:

•	Strengthen and expand our portfolio of high-value communication solutions.

•	Leverage centralized expertise with local skills and relationships.

•	Realign organizational structure and incentives.

•	Implement a consistent, comprehensive market penetration approach.

We are actively operating programs that reflect our commitment to this strategy. These programs will continue to diversify our offerings and will reflect client demand in the rapidly changing communications market.

Our fiscal year ends on March 31. References to "Fiscal Year" or "Fiscal" mean our fiscal year ended March 31 for the year referenced. All dollar amounts are in thousands except for per share amounts or unless otherwise noted. We were incorporated in Delaware in 1976, and our headquarters is near Pittsburgh in Lawrence, Pennsylvania. Our mailing address is 1000 Park Drive, Lawrence, Pennsylvania 15055 and our phone number is (724) 746-5500. Our website is http://www.blackbox.com. Through the Investor Relations section of our website, we make available the following filings as soon as practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. Also available on our website is the Company's Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and the charter of each committee of the Company's Board of Directors (the "Board") each of which is available free of charge.

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

Our ability to experience organic growth is dependent upon successful execution of new initiatives. On April 1, 2013, we experienced a change in management, including a new Chief Executive Officer. In connection therewith, we re-aligned our organizational structure and introduced new programs in order to better capitalize on internal assets and expertise, which we believe will enable us to introduce new product and service offerings as well as to support additional offerings for our clients resulting in increased revenues (including organic growth) and profitability. The failure of these programs could have a material adverse effect on our ability to increase revenues and profitability.
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

We are dependent upon future mergers and acquisitions, including successful integration, for a portion of our growth. A key component of our long-term growth strategy is through strategic mergers and acquisitions and our future financial results are dependent upon the successful integration of those acquisitions. We may not continue to be successful in our search for potential acquisition candidates that are acceptable for our business model, or we may not be successful in our attempts to acquire new businesses that we have identified as attractive acquisition candidates. We cannot guarantee that we will meet our projected growth targets in the future if we are unsuccessful in our efforts to acquire additional businesses.

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

We can provide no assurance that we will continue to have adequate liquidity. Although we generate positive cash flow and have access to a significant amount of additional credit, we cannot be certain that our current liquidity situation will be adequate in future periods. We cannot guarantee that we will be able to maintain our positive cash flow position, obtain additional credit or raise additional capital which may restrict our ability to operate or to pursue new business opportunities in the future.

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

We have a significant amount of goodwill and could accumulate additional goodwill that could be subject to impairment. As a result of our past acquisition program and given the service nature of our business, we have accumulated goodwill. Part of our long-term growth strategy is to acquire strategic companies in high growth markets and given the service nature of those future acquisitions, we will accumulate additional goodwill. We conduct an impairment assessment of the carrying value of our goodwill at least annually and we monitor market conditions to determine if any additional interim review of goodwill is warranted. Deterioration in the market or under performance of past or future acquisitions could result in a future impairment. In the event that we determine that our goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations. The information set forth under the caption “Goodwill” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report is incorporated herein by reference in order to supplement this information.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company
Michael McAndrew	54	President and Chief Executive Officer
Timothy C. Huffmyer	40	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)
Kenneth P. Davis	50	Executive Vice President of North America Commercial Services
Ronald Basso	54	Executive Vice President of Business Development, General Counsel & Secretary

The following is a biographical summary of the experience of the executive officers of the Company:

MICHAEL MCANDREW, 54, was selected as a member of the Board on April 1, 2013 and was named Chief Executive Officer effective that same date. On October 2, 2012, he was promoted to President and Chief Operating Officer. On May 11, 2010, he was promoted to Executive Vice President. He had previously been promoted to the position of Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis with the Company prior to December 13, 2002. Mr. McAndrew has been with the Company for 24 years.

TIMOTHY C. HUFFMYER, 40, was named Vice President, Chief Financial Officer and Treasurer (and, in those roles, he serves as the Company's principal financial officer and principal accounting officer) on October 2, 2012. Mr. Huffmyer was promoted to Director of Finance in February, 2008. He served as Corporate Controller from June, 2004 and in other finance roles prior thereto. Mr. Huffmyer has been with the Company for 10 years.

KENNETH P. DAVIS, 50, was named as Executive Vice President of North America Commercial Services on October 2, 2012. Mr. Davis was previously named Vice President - Voice Communications North, Europe and Latin America on November 1, 2010. Mr. Davis has served in a number of operating roles within the Company, including as Vice President and General Manager of the Northeast Region, Europe and Latin America. Mr. Davis has been with the Company for 14 years.

RONALD BASSO, 54, was named Executive Vice President of Business Development, General Counsel and Secretary on January 28, 2013. Mr. Basso was a shareholder of the law firm of Buchanan Ingersoll & Rooney PC, which he joined in 1985, where he served as the Company's lead engagement partner.

Directors of the Registrant

The following sets forth certain information concerning the members of the Board:

RICHARD L. CROUCH, 67, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm on July 2, 2004.

THOMAS W. GOLONSKI, 71, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. He is a director of several educational and health care organizations and active in other charitable organizations.

THOMAS G. GREIG, 66, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Senior Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc. and a number of privately-held companies.

JOHN S. HELLER, 60, was selected to be a director on March 27, 2013 and was elected by our stockholders on August 6, 2013. Mr. Heller retired from Caterpillar Inc. (manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives) in February 2012. He held a number of positions of increasing responsibility at Caterpillar during a 38-year career, last serving as Vice President and Chief Information Officer for more than the last 5 years.

WILLIAM H. HERNANDEZ, 66, was selected to be a director on December 3, 2009 and was elected by our stockholders on August 10, 2010.  Mr. Hernandez was the Senior Vice President, Finance and Chief Financial Officer of PPG Industries, Inc. (“PPG”), a global supplier of paints, coatings, optical products, specialty materials, chemicals, glass and fiber glass, from 1995 until October 15, 2009.  Prior to assuming those duties in 1995, he served as PPG’s Controller from 1990 to 1994 and as Vice President and Controller from 1994.  From 1974 until 1990, he held a number of positions at Borg-Warner Corporation, a supplier of motor vehicle parts and systems.  He is a Certified Management Accountant.  He is a director of Albermarle Corporation, Northrop Grumman Corporation and USG Corporation, all publicly-held companies.

MICHAEL MCANDREW, 54, was selected to be a director effective April 1, 2013 in connection with his appointment as the Chief Executive Officer of the Company, which became effective on the same date. Mr. McAndrew has been with the Company for 24 years. In October 2012, he was named President and Chief Operating Officer of the Company. Prior to that, he served as Executive Vice President and Chief Financial Officer from May 2010 to October 2012, and Vice President and Chief Financial Officer, from December 2002 to May 2010. He also served as Secretary and Treasurer from January 2003 to October 2012. Prior to 2002, he held the position of Manager of Corporate Planning and Analysis.

EDWARD A. NICHOLSON, PH.D., 74, was elected as a director on August 10, 2004. Dr. Nicholson served as President of Robert Morris University from 1989 to 2005 and is presently a Professor of Management at Robert Morris University. He is also a director of Brentwood Bank and several regional economic, charitable and cultural organizations. He has served a number of businesses and government agencies as a consultant in the areas of long-range planning, organization design and labor relations.

JOEL T. TRAMMELL, 49, was selected to be a director on March 27, 2013 and was elected by our stockholders on August 6, 2013.  Mr. Trammell is the founder and Chief Executive Officer of Khorus, Inc., a provider of software-based management systems, since 2013.  He also has been a Managing Partner of Lone Rock Technology Group, a private equity firm, since 2011, and a Managing Partner of Lake Austin Advisors, a hedge fund, since 2013.  He was a founder and the Chief Executive Officer of CacheIQ, Inc., a network computing company, from June 2010 until it was acquired by NetApp, Inc. in November 2012.  Previously, he was a founder and served as the Chief Executive Officer of NetQoS, Inc., a network management software and services company, from June 2000 to November 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information
The common stock is traded on NASDAQ under the symbol "BBOX" and has been assigned to the NASDAQ Global Select tier. As of March 31, 2014, 26,135,906 shares of the common stock were issued, of which 10,578,370 shares were held in treasury.

The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low
Fiscal 2014
1st Quarter	$27.86	$19.60
2nd Quarter	31.52	25.45
3rd Quarter	31.59	23.82
4th Quarter	30.52	22.00
Fiscal 2013
1st Quarter	$28.87	$20.26
2nd Quarter	28.80	21.28
3rd Quarter	26.57	19.31
4th Quarter	26.85	21.63

On April 25, 2014, the last reported sale price of the common stock was $20.46 per share.

Dividend Policy
Cash dividends of $0.09 per share of common stock declared during Fiscal 2014 were paid on July 12, 2013, October 11, 2013, January 10, 2014 and April 11, 2014. Cash dividends of $0.08 per share of common stock declared during Fiscal 2013 were paid on July 13, 2012, October 12, 2012, January 11, 2013 and April 12, 2013. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company.

Under the Company’s Credit Agreement dated as of March 23, 2012 (the "Credit Agreement"), the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend on or repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio other than regular quarterly dividends not exceeding $15,000 per year.

Stockholders
As of March 31, 2014, there were 886 holders of record of the common stock.

Equity Plan Compensation Information:
See the information set forth under the caption "Equity Plan Compensation Information" in the Proxy Statement, which is incorporated by reference into Item 12 of Part III of this Annual Report.

Issuance of Unregistered Securities:
There were no issuances of unregistered securities by the Company during the three-year period ended March 31, 2014.

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2013 to January 26, 2014	—	$—	—	199,376
January 27, 2014 to February 23, 2014	112,870	$26.50	112,870	1,086,506
February 24, 2014 to March 31, 2014	—	$—	—	1,086,506
Total	112,870	$26.50	112,870	1,086,506

As of March 31, 2014, 1,086,506 shares, which includes 1,000,000 shares approved for repurchase by the Board on January 27, 2014, were available under repurchase programs approved by the Board. The repurchase programs have no expiration date and no programs were terminated prior to the full repurchase of the authorized amount. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company's cash flows and general market conditions. While the Company expects to continue to repurchase shares of common stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

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

	Fiscal
	2014	2013	2012	2011	2010
Statements of Operations
Revenues	$971,674	$997,786	$1,087,528	$1,068,229	$961,393
Gross profit	303,582	319,930	346,496	357,110	335,381
Operating income (loss)[1]	(108,392)	56,269	(239,673)	91,058	63,043
Net income (loss)[1]	(115,873)	28,806	(247,734)	52,862	34,503
Basic earnings (loss) per share	(7.33)	1.73	(13.98)	2.99	1.97
Diluted earnings (loss) per share	(7.33)	1.73	(13.98)	2.97	1.97
Dividends per share	0.36	0.32	0.28	0.24	0.24
Balance Sheet Data (at end of period)
Working capital [2]	$175,692	$184,229	$166,167	$164,595	$126,585
Total assets	712,029	878,001	888,023	1,171,983	1,125,364
Long-term debt	160,429	187,648	179,621	181,127	210,873
Stockholders’ equity	351,117	482,247	494,384	766,259	689,994
1 Includes goodwill impairment loss of $154,429 and $317,797 for Fiscal 2014 and 2012, respectively.
2 Working capital is computed as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The discussion and analysis for the fiscal years ended March 31, 2014, 2013 and 2012 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.

The Company
Black Box is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms that it has built over its 38-year history.
The Products Platform is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current products offered through the platform include but are not limited to IT infrastructure, specialty networking, multimedia and KVM switching.
The Company generates revenues in its Product business from the sale of technology products through its catalogs and Internet Web site. These products are sold in a highly fragmented and competitive market. The Company has been in this business for over 38 years and has developed a reputation for being a reliable provider of high-quality communications and infrastructure products. With an average order size of less than one thousand dollars, product revenues are less impacted by capital spending and more so by general information technology spending.
The Services Platform is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which include dedicated sales and engineering resources. The primary services offered through this platform include but are not limited to communications lifecycle services, unified communications, structured cabling, video/AV services, in-building wireless and data center services.

The Company generates revenues in its Service business from the design, sale and/or installation of new communications and data infrastructure systems, the support of existing systems and MAC work. The Company's diverse portfolio of offerings allows it to service the needs of its clients independent of the technology that they choose, which it believes is a unique competitive advantage. For the sale and implementation of new communications systems, or other major projects, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to maintain and grow service revenues. Projects account for the majority of Service revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.
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
The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At March 31, 2014, the Company's total backlog, which relates primarily to Services, was $359,709, of which $246,008 is expected to be completed within the next twelve months.
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
In connection with a new management team and a renewed business strategy, the Company has realigned its organizational structure, which resulted in the identification of new operating segments (North America Products, North America Services, International Products and International Services) for the purpose of making operational decisions and assessing financial performance which was effective, on a prospective basis, beginning on April 1, 2013. See Note 5 and Note 16 to the Consolidated Financial Statements for additional information.
Fiscal 2014 vs Fiscal 2013 Summary

	FY14	FY13	% Change
Revenues	$971,674	$997,786	(3)%
Gross profit margin	31.2%	32.1%	(3)%
Operating income (loss) margin	(11.2)%	5.6%	n/m
Diluted earnings (loss) per share	$(7.33)	$1.73	n/m
Net cash provided by (used for) operating activities	$56,346	$46,701	21%
n/m = not meaningful

Diluted loss per share was $7.33 compared to Diluted earnings per share of $1.73 in the same period last year as a result of:

•
a $26,112 decrease in Revenues which includes a decrease in Product Revenues as of result of a decrease in North America Products due to reduced spending in both direct and indirect channels by our government clients as a result of the federal budget sequestration and a decrease in Service Revenues due to weaker than anticipated client adoption of rapidly changing communications technology in North America,

•	a $16,348 decrease in Gross profit as a result of the decrease in Revenues noted above and a decrease in Gross profit margin,

•
a $4,403 decrease in Selling, general and administrative expenses which were primarily the result of costs savings from restructuring activity in the prior year, a decrease in restructuring expenses of $5,005 and a decrease in stock-based compensation expense of $1,123 partially offset by current period investments for growth programs,

•	a $154,429 increase in Goodwill impairment loss (see "Goodwill" below for additional reference),

•
a $1,443 decrease in Interest expense (income), net resulting from the change in the fair value of the interest-rate swap of $1,438 (from a loss of $606 in Fiscal 2013 to a gain of $832 in Fiscal 2014),

•
a $2,519 decrease in Other expenses (income), net as a result of a $1,848 decrease in non-cash losses related to the Company's non-controlling interest in Genesis Networks Integration Services, LLC ("GNIS").

•
a $16,020 decrease in Provision for income taxes as a result of $14,241 of tax benefit associated with the goodwill impairment loss, a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation partially offset by the write-off of certain deferred tax assets related to equity awards, and

•	a 795,000 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases.
Net cash provided by operating activities was $56,346, an increase of 21% compared to Net cash provided by operating activities of $46,701 in the same period last year primarily due to a $2,866 increase in Accounts receivable, net compared to a $10,047 decrease in Accounts receivable, net in the same period last year and a $11,767 decrease in Costs/estimated earnings in excess of billings on uncompleted contracts compared to a $13,928 increase in Costs/estimated earnings in excess of billings on uncompleted contracts in the same period last year. As a reminder, Costs/estimated earnings in excess of billings on uncompleted contracts includes contracts for which contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition.
In Fiscal 2014, the Company invested in a number of key initiatives that impacted short-term profitability in an effort to generate revenue growth. For Products, the Company introduced a distributed direct sales team. For Services, the Company invested in programs to increase its market share with Cisco and in the expanding Wireless market. Each of these programs has generated revenue growth and a return on investment in Fiscal 2014. In the aggregate, we invested approximately $7,000 in new initiatives all of which generated positive contribution to operating income. Specifically:

•	For Products, the Company increased its sales team by forty and generated approximately $20,000 of incremental revenue.

•	For Services, Cisco revenue grew 10% and Wireless revenue grew 6%. The combined backlog from those practices grew to approximately $50,000 and the pipeline grew to approximately $170,000.

The Company views the results of these programs as confirmation that the strategy is sound and is generating positive results. Despite challenges during the year in our Federal and core commercial markets, stable revenues during the third and fourth quarter of Fiscal 2014 indicate that we may be reversing the organic revenue declines from the last few years.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income amounts in the table below are presented on a basis consistent with accounting principles generally accepted in the United States. As a result of the segment change (discussed in Note 16 of the Notes to the Consolidated Financial Statements), the Company has restated prior period information to conform to the current year's presentation.

	FY14	FY13	% Change	FY13	FY12	% Change
Revenues
North America Products	$82,833	$87,089	(5)%	$87,089	$92,781	(6)%
International Products	$99,320	$99,194	—%	$99,194	$105,859	(6)%
Total Products	$182,153	$186,283	(2)%	$186,283	$198,640	(6)%
North America Services	$753,525	$775,868	(3)%	$775,868	$850,936	(9)%
International Services	$35,996	$35,635	1%	$35,635	$37,952	(6)%
Total Services	$789,521	$811,503	(3)%	$811,503	$888,888	(9)%
Total Revenues	$971,674	$997,786	(3)%	$997,786	$1,087,528	(8)%
Gross profit
North America Products	$34,624	$38,367	(10)%	$38,367	$39,585	(3)%
% of Revenues	41.8%	44.1%	(5)%	44.1%	42.7%	3%
International Products	$42,052	$44,040	(5)%	$44,040	$48,600	(9)%
% of Revenues	42.3%	44.4%	(5)%	44.4%	45.9%	(3)%
Total Products	$76,676	$82,407	(7)%	$82,407	$88,185	(7)%
% of Revenues	42.1%	44.2%	(5)%	44.2%	44.4%	—%
North America Services	$219,337	$228,503	(4)%	$228,503	$247,918	(8)%
% of Revenues	29.1%	29.5%	(1)%	29.5%	29.1%	1%
International Services	$7,569	$9,020	(16)%	$9,020	$10,393	(13)%
% of Revenues	21.0%	25.3%	(17)%	25.3%	27.4%	(8)%
Total Services	$226,906	$237,523	(5)%	$237,523	$258,311	(8)%
% of Revenues	28.7%	29.3%	(2)%	29.3%	29.1%	1%
Total Gross Profit	303,582	319,930	(5)%	319,930	346,496	(8)%
% of Revenues	31.2%	32.1%	(3)%	32.1%	31.9%	1%
Operating income (loss)[1]
North America Products	$(36,099)	$8,995	n/m	$8,995	$8,599	5%
% of Revenues	(43.6)%	10.3%	n/m	10.3%	9.3%	11%
International Products	$(14,847)	$6,954	n/m	$6,954	$(1,308)	n/m
% of Revenues	(14.9)%	7.0%	n/m	7.0%	(1.2)%	n/m
Total Products	$(50,946)	$15,949	n/m	$15,949	$7,291	119%
% of Revenues	(28.0)%	8.6%	n/m	8.6%	3.7%	133%
North America Services	$(52,426)	$38,418	n/m	$38,418	$(223,279)	n/m
% of Revenues	(7.0)%	5.0%	n/m	5.0%	(26.2)%	n/m
International Services	$(5,020)	$1,902	n/m	$1,902	$(23,685)	n/m
% of Revenues	(13.9)%	5.3%	n/m	5.3%	(62.4)%	n/m
Total Services	$(57,446)	$40,320	n/m	$40,320	$(246,964)	n/m
% of Revenues	(7.3)%	5.0%	n/m	5.0%	(27.8)%	n/m
Total Operating Income (loss)	(108,392)	56,269	n/m	56,269	(239,673)	n/m
% of Revenues	(11.2)%	5.6%	n/m	5.6%	(22)%	n/m
n/m = not meaningful
1 Includes goodwill impairment loss of $42,613, $20,159, $86,904 and $4,753 for North America Products, International Products, North America Services and International Services, respectively, for Fiscal 2014, and $232, $13,724, $277,132 and $26,709 for North America Products, International Products, North America Services and International Services, respectively, for Fiscal 2012.

Fiscal 2014 vs Fiscal 2013

Total Revenues were $971,674, a decrease of 3% when compared to Total Revenues of $997,786 in the same period last year. Product Revenues were $182,153, a decrease of 2% compared to Product Revenues of $186,283 in the same period last year primarily as a result of a decrease in North America Products due to reduced spending in both direct and indirect channels by our government clients as a result of the federal budget sequestration, which the Company believes may impact Product Revenues, relative to historic levels, for the foreseeable future, and a decrease in demand for International Products, partially offset by a large order in International Products sold through integrators within business services whose end-users were government clients. The decrease in Product Revenues was partially offset by an approximate $20,000 of incremental revenue that was generated by a new direct sales team focused on larger opportunities. Service Revenues were $789,521, a decrease of 3% compared to Service Revenues of $811,503 in the same period last year primarily due to a decrease in commercial revenues in North America Services resulting from weaker than anticipated economic recovery and sluggish client adoption of the rapidly changing communications technology along with relatively stable government revenues in North America Services. The decrease in North America Services was partially offset by the success of its Cisco and wireless solutions practices which grew 10% and 6%, respectively, over the prior year.
Total Gross profit margin was 31.2%, a decrease of 3% compared to Total Gross profit margin of 32.1% in the same period last year. Product Gross profit margin was 42.1%, a decrease of 5% compared to Product Gross profit margin of 44.2% in the same period last year, primarily due to lower gross profit margins on the large order noted above, competitive pricing pressures and product mix. Service Gross profit margin was 28.7%, a decrease of 2% compared to Service Gross profit margin of 29.3% in the same period last year, primarily due to project mix and client-type mix. The selling prices for our services and the resulting gross profit margins continue to be impacted by competition for lower priority budget dollars.
Total Operating loss margin was 11.2% compared to Total Operating income margin of 5.6% in the same period last year. Product Operating loss margin was 28.0% compared to Product Operating income margin of 8.6% in the same period last year, primarily due to goodwill impairment loss of $62,772 ($42,613 for North America Products and $20,159 for International Products), the lower gross profit margins noted above and current period investments for growth programs. Service Operating loss margin was 7.3% compared to Service Operating income margin of 5.0% in the same period last year, primarily due to goodwill impairment loss of $91,657 ($86,904 for North America Services and $4,753 for International Services), lower gross profit margins noted above and current period investments for growth programs.
The Company anticipates it will continue its investment in longer-term programs designed to accelerate the growth in revenue and market penetration which are expected to result in its Operating income margin, excluding the effect of the goodwill impairment loss, remaining at or near current levels for Fiscal 2015.
Fiscal 2013 vs Fiscal 2012
Total Revenues were $997,786, a decrease of 8% when compared to Total Revenues of $1,087,528 in the same period last year. Product Revenues were $186,283, a decrease of 6% compared to Product Revenues of $198,640 in the same period last year primarily as a result of slower than expected economic recovery and lower IT infrastructure spend and investment levels by our end customers. Service Revenues were $811,503, a decrease of 9% compared to Service Revenues of $888,888 in the same period last year primarily due to a decrease in government revenues, primarily caused by delays in funding as well as project and task order initiation and a decrease in commercial revenues primarily as a result of weaker than expected economic recovery and sluggish client adoption of the rapidly changing communications technology.
Total Gross profit margin was 32.1%, an increase of 1% compared to Total Gross profit margin of 31.9% in the same period last year. Product Gross profit margin was 44.2%, consistent with Product Gross profit margin of 44.4% in the same period last year as a result of continued competitive market conditions. Service Gross profit margin was 29.3%, an increase of 1% compared to Service Gross profit margin of 29.1% in the same period last year, primarily due to continued competitive market conditions.
Total Operating income margin was 5.6% compared to Total Operating loss margin of 22.0% in the same period last year. Product Operating income margin was 8.6%, an increase of 133% compared to Product Operating income margin of 3.7% in the same period last year primarily as a result of the goodwill impairment loss of $13,956 ($232 for North America Products and $13,724 in International Products) during Fiscal 2012. Service Operating income margin was 5.0% compared to Service Operating loss margin of 27.8% in the same period last year primarily as a result of the goodwill impairment loss of $303,841 ($277,132 for North America Services and $26,709 for International Services) during Fiscal 2012.

Interest expense, Other expense and Income Taxes

	FY14	FY13	% Change	FY13	FY12	% Change
Interest expense	$4,647	$6,090	(24)%	$6,090	$5,148	18%
% of Revenues	0.5%	0.6%	(17)%	0.6%	0.5%	20%
Income taxes	$1,637	$17,657	(91)%	$17,657	$1,668	959%
Effective income tax rate	(1.4)%	38.0%	n/m	38.0%	(0.7)%	n/m
n/m = not meaningful
Fiscal 2014 vs Fiscal 2013
Interest expense was $4,647, a decrease of 24% compared to Interest expense of $6,090 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $1,438 (from a loss of $606 in Fiscal 2013 to a gain of $832 in Fiscal 2014). Interest expense as a percent of Revenues was 0.5%, a decrease of 17% compared to Interest expense as a percent of Revenues of 0.6% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $190,015 and 1.5%, respectively, compared to $203,072 and 1.5% in the same period last year.
Income taxes was $1,637 compared to Income taxes of $17,657 in the same period last year. The effective income tax rate was (1.4)% compared to the effective income tax rate of 38.0% in the same period last year. The effective income tax rate decrease from 38.0% to (1.4)% was primarily due to $114,920 of non-deductible goodwill impairment loss, a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation partially offset by the write-off of certain deferred tax assets related to equity awards.
Fiscal 2013 vs Fiscal 2012
Interest expense was $6,090, an increase of 18% compared to Interest expense of $5,148 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $1,136 (from a gain of $530 in Fiscal 2012 to a loss of $606 in Fiscal 2013). Interest expense as a percent of Revenues was 0.6%, an increase of 20% compared to Interest expense as a percent of Revenues of 0.5% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $203,072 and 1.5%, respectively, compared to $194,055 and 1.1% in the same period last year.
Income taxes was $17,657 compared to Income taxes of $1,668 in the same period last year. The effective income tax rate was 38.0% compared to the effective income tax rate of (0.7)% in the same period last year. The effective income tax rate increase from (0.7)% to 38.0% was primarily due to $262,703 of non-deductible goodwill impairment loss resulting from the goodwill impairment in the third quarter of Fiscal 2012 and a reduction in reserves of $1,579 during second quarter of Fiscal 2012 related to the settlement of an Internal Revenue Service audit for Fiscal 2007 through Fiscal 2010.
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
We seek to allocate the net cash provided by our operating activities in a manner that will enhance per share results. Our historical discretionary investments include: strategic acquisitions of high quality growth-oriented companies, a return to our stockholders through dividends and common stock repurchases and repaying our debt.

Liquidity Position
The following is a summary of our capitalization and liquidity position.

	FY14	FY13	FY12
Cash and cash equivalents	$30,810	$30,720	$22,444
Working capital	$175,692	$184,229	$166,167
Long-term debt	$160,429	$187,648	$179,621
Stockholders’ equity	$351,117	$482,247	$494,384
Unused portion of the Credit Agreement	$235,595	$208,340	$215,873
We expect that our cash, the unused portion of our Credit Agreement and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for at least the next 12 months.
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	FY14	FY13	FY12
Net cash provided by (used for) operating activities	$56,346	$46,701	$65,821
Net cash provided by (used for) investing activities	$(8,101)	$(8,305)	$(48,418)
Net cash provided by (used for) financing activities	$(52,021)	$(29,463)	$(23,744)
Net cash provided by (used for) operating activities
Net cash provided by operating activities for Fiscal 2014 was $56,346, due primarily to Net loss of $115,873, inclusive of non-cash charges, including $154,429 goodwill impairment loss, and a decrease in Costs/estimated earnings in excess of billings on uncompleted contracts of $11,767, partially offset by a decrease in All other liabilities of $12,385. Net cash provided by operating activities for Fiscal 2013 was $46,701, due primarily to Net income of $28,806, inclusive of non-cash charges and a decrease in trade accounts receivable of $10,047, partially offset by an increase in Costs/estimated earnings in excess of billings on uncompleted contracts of $13,928 and a decrease in All other liabilities of $9,480. Net cash provided by operating activities for Fiscal 2012 was $65,821, due primarily to Net loss of $247,734, inclusive of non-cash charges, including $317,797 goodwill impairment loss, and a decrease in Costs/estimated earnings in excess of billings on uncompleted contracts of $19,133 partially offset by a decrease in All other liabilities of $19,119 and an increase in deferred taxes of $18,398 (primarily related to the tax deductible portion of the goodwill impairment loss). Changes in the above accounts are based on average Fiscal 2014, Fiscal 2013 and Fiscal 2012 exchange rates, as applicable.
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
The Company made investments of $7,338 compared to $6,323 and $7,633 for Fiscal 2013 and Fiscal 2012, respectively, which related primarily to information technology infrastructure, computer hardware and software and vehicles.
Acquisitions
The Company made investments of $779 compared to $2,371 and $41,065 for Fiscal 2013 and Fiscal 2012, respectively.
See Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional details regarding these acquisitions.

Net cash provided by (used for) financing activities
Long-term debt
Repayment of long-term debt was $27,382, funded by cash flow provided by operations, compared to proceeds from long-term debt of $7,735, used to fund common stock repurchases, and repayment of long-term debt of $1,911, funded by cash flow provided by operations, for Fiscal 2013 and Fiscal 2012, respectively.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $20,274 compared to $36,231 and $13,771 for Fiscal 2013 and Fiscal 2012, respectively. The Company also made tax payments of $1,520 compared to $983 and $1,521 for Fiscal 2013 and Fiscal 2012, respectively, related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares.
Since the inception of the repurchase program in April 1999 through March 31, 2014, the Company has repurchased 10,413,494 shares of common stock for an aggregate purchase price of $393,373, or an average purchase price per share of $37.78. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of March 31, 2014, 1,086,506 shares were available under repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
Dividends
The Company made discretionary investments in the form of dividends to its shareholders of $5,576 compared to $5,206 and $4,798 for Fiscal 2013 and Fiscal 2012, respectively. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.
Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.75% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios, which could limit the Company's ability to borrow the full amount of the credit facility. As of March 31, 2014, the Company was in compliance with all covenants under the Credit Agreement.
Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including those arising under its debt agreements, operating and capital lease obligations and discounted lease rental commitments.

The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2014. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2014:

	Payments Due by Period [1]
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$—	$160,355	$—	$—	$160,355
Interest expense on long-term debt	2,458	4,863	—	—	7,321
Capital lease obligations	203	46	28	—	277
Operating lease obligations	12,078	13,099	5,650	2,110	32,937
Total contractual obligations	$14,739	$178,363	$5,678	$2,110	$200,890
1 Not included in the above table are potential cash obligations of $12,963 associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligation.

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding under the Company's credit facility and the weighted-average interest rate in effect as of March 31, 2014.

As of March 31, 2014, the Company had commercial commitments of $4,050, which are generally due within the next twelve months.

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

Goodwill
The Company conducts its annual goodwill impairment assessment during the third quarter of its fiscal year, using data as of the end of the second quarter of its fiscal year. Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill ("net book value"). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of reporting unit goodwill is determined as the residual between the fair value of the reporting unit and the fair value of its assets (including any unrecognized intangible assets) and liabilities. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

Fiscal 2014
As previously disclosed, the Company realigned its organizational structure as a result of a new management team and a renewed business strategy. In connection with this reorganization, the Company evaluated its historical geographic-based operating segments (North America, Europe, Latin America and Pacific Rim) in relation to Generally Accepted Accounting Principles and identified the following new operating segments: (i) North America Products, (ii) North America Services, (iii) International Products and (iv) International Services. The new operating segments became effective, on a prospective basis, beginning on April 1, 2013. Note that the Company's operating segments are also its reporting units (for goodwill assessment purposes) and reporting segments (for financial reporting purposes). In connection with the identification of the new operating segments, the Company allocated goodwill from the historical geographic-based reporting units to the new reporting units using a relative fair market value approach.

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

Consistent with prior years, the Company conducted its annual goodwill impairment assessment as of the end of the second quarter of its fiscal year (September 28, 2013 for Fiscal 2014). Historically, this assessment was completed during the third quarter. However, given the reduced revenue and profitability outlook for Fiscal 2014 in each reporting unit announced in November 2013 with the second fiscal quarter financial results and changes in outlook as a result of the Company’s efforts to transform into a more relevant and effective solution provider, the Company determined it was necessary to extend completion of its assessment process in order to take into account a contemporary outlook for the Company’s business units that are being developed in connection with Fiscal 2015 planning.

During the fourth quarter, the Company determined that the carrying value of its reporting units exceeded the fair value of its reporting units, which included a contemporary outlook for each unit that had been developed in connection with Fiscal 2015 planning. As such, the Company proceeded to the second step of the goodwill impairment assessment. The Company, after consultation by Management with the Audit Committee (the "Audit Committee") of the Board, concluded that the Company will record a non-cash, pre-tax goodwill impairment loss of $154,429, (consisting of $42,613, $86,904, $20,159 and $4,753 in its North America Products, North America Services, International Products and International Services reporting units, respectively) during the fourth quarter of Fiscal 2014 as a result of its annual goodwill assessment conducted as of September 28, 2013. The impairment charge did not impact the Company's business operations, compliance with debt covenants, future cash flows nor result in any cash expenditures.

The primary factors contributing to the goodwill impairment loss were actual and projected revenue and profitability for Fiscal 2014 and Fiscal 2015, and the corresponding impact beyond those periods. Fiscal 2014 revenues and profitability on a consolidated basis were at or near their lowest levels in the past 6 years. Product revenues in Fiscal 2014 were impacted by reduced spending in both direct and indirect channels by our government clients as a result of the federal budget sequestration, which the Company believes may continue to impact North America Product Revenues, relative to recent historic levels, for the foreseeable future. Service Revenues were impacted by weaker than anticipated client adoption of the rapidly changing communications technology in our core markets. Product and Service Operating income margin were impacted by historically low gross profit margins as a result of continued competitive pricing pressures and current period investments for growth programs which, it is expected, will continue in Fiscal 2015. The Company believes that these short-term investments will enable it to grow revenue profitably in the longer term. Also contributing to the goodwill impairment loss was an increased weighted-average cost of capital for all of our reporting units (primarily driven by debt-related components of the weighted-average cost of capital).

The Company then adjusted the carrying value of its reporting units to reflect the goodwill impairment loss and compared that adjusted carrying value to the fair value of the reporting units. The excess of the fair value over this adjusted carrying value was $24,909, $51,957, $16,430 and $1,859 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit, would decrease the fair value of the reporting units by $8,911, $39,375, $3,333 and $1,402 for North America Products, North America Services, International Products and International Services, respectively.

Fiscal 2013
The Company conducted its annual goodwill impairment assessment using data as of September 29, 2012. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units, thus the reporting units are considered not impaired and the second step of the impairment test was not necessary.

Fiscal 2012
As a result of its annual goodwill assessment conducted as of October 1, 2011, the Company, after consultation by Management with the Audit Committee, recorded a non-cash, pre-tax goodwill impairment charge of $317,797 during the third quarter of Fiscal 2012. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows, or result in any cash expenditures. All of out reporting units continued to operate profitably and generate positive cash flow from operations. However, the fair value of the North America Products, North America Services, International Products and International Services reporting units did not support the book value of goodwill recorded from historical acquisitions. The primary factors contributing to the difference in fair value to book value were an increased weighted-average cost of capital for North America Products and North America Services (primarily driven by an increase in the risk premium associated with the Company's industry segment relative to a control group) and lower profitability as a result of competitive market conditions for North America Products, North America Services, International Products and International Services.

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

Loss Contingencies
The Company becomes subject to contingencies as a normal part of its business operations, such as future warranty obligations and potential liabilities relating to legal or regulatory matters. The Company accrues for contingent obligations when a loss is probable and the amount can be reasonably estimated.

Revenue Recognition
Product revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location.

Services revenues are recognized from maintenance service contracts, MAC work and network integration services when the services are provided. Service contracts are generally pre-billed, recorded in Deferred revenue within the Company’s Consolidated Balance Sheets and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2014, Fiscal 2013 or Fiscal 2012 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements.

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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of March 31, 2014, the Company had total long-term obligations of $160,355 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement (discussed in more detail below) and $35,355 was in variable rate obligations. As of March 31, 2014, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would increase the Company’s net loss in the subsequent fiscal year by $87 ($53 net of tax) assuming the Company employed no intervention strategies.

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

As of March 31, 2014, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.10 to 1.14 Australian dollar, 1.04 to 1.13 Canadian dollar, 5.41 to 5.53 Danish krone, 0.72 to 0.76 Euro, 13.75 to 13.75 Mexican peso, 5.92 to 6.33 Norwegian kroner, 0.60 to 0.62 British pound sterling, 6.46 to 6.69 Swedish krona, 0.88 to 0.90 Swiss franc and 98.23 to 102.88 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $53,031 and will expire within nine months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2014. In connection with our audits of the financial statements, we have also audited Schedule II - Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Box Corporation's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 16, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 16, 2014

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited Black Box Corporation's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2014 and our report dated May 16, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 16, 2014

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2014	2013
Assets
Cash and cash equivalents	$30,810	$30,720
Accounts receivable, net of allowance for doubtful accounts of $6,004 and $6,300	156,549	152,967
Inventories, net	52,211	55,469
Costs/estimated earnings in excess of billings on uncompleted contracts	89,789	101,458
Other assets	26,974	26,068
Total current assets	356,333	366,682
Property, plant and equipment, net	29,052	27,720
Goodwill, net	192,954	345,397
Intangibles, net	98,645	110,668
Other assets	35,045	27,534
Total assets	$712,029	$878,001
Liabilities
Accounts payable	$64,603	$66,236
Accrued compensation and benefits	26,075	25,186
Deferred revenue	33,847	33,869
Billings in excess of costs/estimated earnings on uncompleted contracts	15,932	13,386
Income taxes	3,169	6,650
Other liabilities	37,015	37,126
Total current liabilities	180,641	182,453
Long-term debt	160,429	187,648
Other liabilities	19,842	25,653
Total liabilities	360,912	395,754
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 15,558 and 16,133 shares outstanding, 26,136 and 25,898 issued	26	26
Additional paid-in capital	492,427	486,075
Retained earnings	249,217	370,775
Accumulated other comprehensive income	7,327	1,457
Treasury stock, at cost 10,578 and 9,765 shares	(397,880)	(376,086)
Total stockholders’ equity	351,117	482,247
Total liabilities and stockholders’ equity	$712,029	$878,001

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
In thousands, except per share amounts	2014	2013	2012
Revenues
Products	$182,153	$186,283	$198,640
Services	789,521	811,503	888,888
Total	971,674	997,786	1,087,528
Cost of sales *
Products	105,477	103,876	110,455
Services	562,615	573,980	630,577
Total	668,092	677,856	741,032
Gross profit	303,582	319,930	346,496
Selling, general & administrative expenses	245,521	249,924	255,347
Goodwill impairment loss	154,429	—	317,797
Intangibles amortization	12,024	13,737	13,025
Operating income (loss)	(108,392)	56,269	(239,673)
Interest expense (income), net	4,647	6,090	5,148
Other expenses (income), net	1,197	3,716	1,245
Income (loss) before provision for income taxes	(114,236)	46,463	(246,066)
Provision (benefit) for income taxes	1,637	17,657	1,668
Net income (loss)	$(115,873)	$28,806	$(247,734)
Earnings (loss) per common share
Basic	$(7.33)	$1.73	$(13.98)
Diluted	$(7.33)	$1.73	$(13.98)
Weighted-average common shares outstanding
Basic	15,813	16,627	17,725
Diluted	15,813	16,689	17,725
Dividends per share	$0.36	$0.32	$0.28
* Exclusive of depreciation and intangibles amortization.

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
In thousands	2014	2013	2012
Net income (loss)	$(115,873)	$28,806	$(247,734)
Other comprehensive income (loss)
Foreign currency translation adjustment	4,288	(4,237)	(6,868)
Pension
Actuarial gain (loss), net of taxes of $962, ($692) and ($2,091)	1,386	(1,823)	(5,503)
Amounts reclassified into results of operations, net of taxes of $185, $104 and $39	283	273	99
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($744), ($142) and ($54)	(1,212)	(375)	(143)
Amounts reclassified into results of operations, net of taxes of $692, $136 and $59	1,125	357	154
Other comprehensive income (loss)	$5,870	$(5,805)	$(12,261)
Comprehensive income (loss)	$(110,003)	$23,001	$(259,995)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income
In thousands	Shares	$.001 par	Shares	$	Additional Paid-in Capital	Foreign Currency Translation Adjustment	Derivative Instruments	Defined Benefit Pension	Retained Earnings	Total
March 31, 2011	25,561	$26	7,643	$(323,580)	$470,367	$23,914	$(164)	$(4,227)	$599,923	$766,259
Net income (loss)									(247,734)	(247,734)
Foreign currency translation adjustment						(6,868)				(6,868)
Pension, net of taxes
Actuarial gain (loss)								(5,503)		(5,503)
Actuarial gain (loss) reclassified into results of operations								99		99
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(143)			(143)
Amounts reclassified into results of operations							154			154
Stock compensation expense					9,296					9,296
Dividends declared									(4,947)	(4,947)
Issuance of common stock	169	—			—					—
Repurchases of common stock			607	(15,292)						(15,292)
Tax impact from equity awards					(937)					(937)
March 31, 2012	25,730	$26	8,250	$(338,872)	$478,726	$17,046	$(153)	$(9,631)	$347,242	$494,384
Net income (loss)									28,806	28,806
Foreign currency translation adjustment						(4,237)				(4,237)
Pension, net of taxes
Actuarial gain (loss)								(1,823)		(1,823)
Actuarial gain (loss) reclassified into results of operations								273		273
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(375)			(375)
Amounts reclassified into results of operations							357			357
Stock compensation expense					7,712					7,712
Dividends declared									(5,273)	(5,273)
Issuance of common stock	168	—			—					—
Repurchases of common stock			1,515	(37,214)						(37,214)
Tax impact from equity awards					(363)					(363)
March 31, 2013	25,898	$26	9,765	$(376,086)	$486,075	$12,809	$(171)	$(11,181)	$370,775	$482,247
Net income (loss)									(115,873)	(115,873)
Foreign currency translation adjustment						4,288				4,288
Pension, net of taxes
Actuarial gain (loss)								1,386		1,386
Actuarial gain (loss) reclassified into results of operations								283		283
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(1,212)			(1,212)
Amounts reclassified into results of operations							1,125			1,125
Stock compensation expense					6,589					6,589
Dividends declared									(5,685)	(5,685)
Issuance of common stock	238	—			—					—
Repurchases of common stock			813	(21,794)						(21,794)
Proceeds from the exercise of stock options					988					988
Tax impact from equity awards					(1,225)					(1,225)
March 31, 2014	26,136	$26	10,578	$(397,880)	$492,427	$17,097	$(258)	$(9,512)	$249,217	$351,117
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2014	2013	2012
Operating Activities
Net income (loss)	$(115,873)	$28,806	$(247,734)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization and depreciation	18,211	19,123	18,459
Loss (gain) on sale of property	92	(105)	(253)
Deferred taxes	(8,672)	4,144	(18,398)
Stock compensation expense	6,589	7,712	9,296
Change in fair value of interest-rate swaps	(832)	606	(530)
Goodwill impairment loss	154,429	—	317,797
Joint venture investment loss	822	2,670	—
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	(2,866)	10,047	135
Inventories, net	3,299	1,231	(3,540)
Costs/estimated earnings in excess of billings on uncompleted contracts	11,767	(13,928)	19,133
All other assets	(778)	(3,217)	(2,822)
Billings in excess of costs/estimated earnings on uncompleted contracts	2,543	(908)	(6,603)
All other liabilities	(12,385)	(9,480)	(19,119)
Net cash provided by (used for) operating activities	$56,346	$46,701	$65,821
Investing Activities
Capital expenditures	$(7,338)	$(6,323)	$(7,633)
Capital disposals	16	389	280
Acquisition of businesses (payments)/recoveries	—	17	(39,770)
Prior merger-related (payments)/recoveries	(779)	(2,388)	(1,295)
Net cash provided by (used for) investing activities	$(8,101)	$(8,305)	$(48,418)
Financing Activities
Proceeds (repayments) from long-term debt	$(27,382)	$7,735	$(1,911)
Proceeds (repayments) from short-term debt	2,267	4,005	—
Deferred financing costs	—	(20)	(1,743)
Purchase of treasury stock	(21,794)	(37,214)	(15,292)
Proceeds from the exercise of stock options	988	—	—
Payment of dividends	(5,576)	(5,206)	(4,798)
Increase (decrease) in cash overdrafts	(524)	1,237	—
Net cash provided by (used for) financing activities	$(52,021)	$(29,463)	$(23,744)
Foreign currency exchange impact on cash	$3,866	$(657)	$(2,427)
Increase/(decrease) in cash and cash equivalents	$90	$8,276	$(8,768)
Cash and cash equivalents at beginning of period	$30,720	$22,444	$31,212
Cash and cash equivalents at end of period	$30,810	$30,720	$22,444
Supplemental cash flow
Cash paid for interest	$5,527	$5,092	$6,557
Cash paid for income taxes	13,651	10,097	29,437
Non-cash financing activities
Dividends payable	1,400	1,291	1,223
Capital leases	260	33	36

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box," or "the Company”) is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms it has built over its 38-year history. The Products Platform is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current product categories offered through this platform include: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. The Services Platform is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include but are not limited to: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (vi) data center services. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
In connection with a new management team and a renewed business strategy, the Company has realigned its organizational structure which resulted in the identification of new operating segments (North America Products, North America Services, International Products and International Services) for the purpose of making operational decisions and assessing financial performance effective, on a prospective basis, beginning on April 1, 2013. See Note 5 and Note 16 for additional information.
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

Allowance for doubtful accounts receivable
An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present the net balance that the Company believes will be collected. This allowance is based on both recent trends in certain accounts receivable ("specific reserve") estimated to be a greater credit risk as well as general trends in the entire accounts receivable pool ("general reserve"). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. Additions to the allowance for doubtful accounts are charged to Selling, general & administrative expense within the Company’s Consolidated Statements of Operations, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. The provision for doubtful accounts expense was $4,324, $3,556 and $3,006 for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

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

Goodwill
Goodwill is the excess of purchase price over the value of net assets acquired in acquisitions. The Company conducts its annual goodwill impairment assessment during the third quarter of its fiscal year, using data as of the end of the second quarter of its fiscal year. Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill ("net book value"). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of reporting unit goodwill is determined as the residual between the fair value of the reporting unit and the fair value of its assets (including any unrecognized intangible assets) and liabilities. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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
Interest-rate Swap
To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. The Company’s goal is to manage interest-rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest rates. The interest-rate swap (defined below) is recognized on the consolidated balance sheets at fair value. It does not meet the requirements for hedge accounting and is marked to market through Interest expense (income) within the Company’s Consolidated Statements of Operations.
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

Revenue
Product revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location.

Services revenues are recognized from maintenance service contracts, moves, adds and changes and network integration services when the services are provided. Service contracts are generally pre-billed, recorded in Deferred revenue within the Company’s Consolidated Balance Sheets and are generally recognized over the service period on a straight-line basis. Revenues from the sale and installation of products and systems are recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

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

Advertising expense was $4,778, $4,636 and $5,224 for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.

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

Per share information
Basic earnings (loss) per common share ("basic EPS") is computed by dividing Net income (loss) by the weighted-average number of shares of the common stock outstanding during the period. Diluted earnings (loss) per share of the common stock is computed similarly to that of basic EPS, except that the weighted-average number of shares of the common stock outstanding during the period is adjusted to include the number of additional shares of the common stock that would have been outstanding if the potential number of dilutive shares of the common stock had been issued.

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

The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of the interest-rate swaps (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Accounts receivable and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of the Company's Long-term debt approximates carrying value because the interest rate is subject to change with market interest rates. There have been no changes in the Company’s valuation techniques used to measure fair values during Fiscal 2014. See Note 9 for further reference.

Recently Issued Accounting Standards
There have been no accounting pronouncements adopted during Fiscal 2014, Fiscal 2013 or Fiscal 2012 that had a material impact on the Company’s consolidated financial statements. There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3: Inventories

The Company’s Inventories consist of the following:

	March 31,
	2014	2013
Raw materials	$1,294	$1,231
Finished goods	68,303	72,278
Inventory, gross	69,597	73,509
Excess and obsolete inventory reserves	(17,386)	(18,040)
Inventories, net	$52,211	$55,469

Note 4: Property, Plant and Equipment

The Company’s Property, plant and equipment consist of the following:

	March 31,
	2014	2013
Land	$2,396	$2,396
Building and improvements	31,384	30,823
Equipment and computer hardware and software	71,366	67,651
Property, plant and equipment, gross	105,146	100,870
Accumulated depreciation	(76,094)	(73,150)
Property, plant and equipment, net	$29,052	$27,720

Depreciation expense was $6,187, $5,386 and $5,434 for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

Note 5: Goodwill

As previously disclosed, the Company realigned its organizational structure as a result of a new management team and a renewed business strategy. In connection with this reorganization, the Company evaluated its historical geographic-based operating segments (North America, Europe, Latin America and Pacific Rim) in relation to GAAP and identified the following new operating segments: (i) North America Products, (ii) North America Services, (iii) International Products and (iv) International Services. The new operating segments became effective, on a prospective basis, beginning on April 1, 2013. Note that the Company's operating segments are also its reporting units (for goodwill assessment purposes) and reporting segments (for financial reporting purposes). In connection with the identification of the new operating segments, the Company allocated goodwill from the historical geographic-based reporting units to the new reporting units using a relative fair market value approach. See Note 1 and Note 16 for additional information.

The following table summarizes Goodwill at the Company’s reporting segments, which has been allocated from the historical geographic-based reporting segments using a relative fair market value approach:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2012	$79,766	$506,205	$38,791	$39,473	$664,235
Accumulated impairment losses at March 31, 2012	$(232)	$(277,132)	$(13,724)	$(26,709)	$(317,797)
Goodwill (net) at March 31, 2012	$79,534	$229,073	$25,067	$12,764	$346,438

Foreign currency translation adjustment	$(3)	$17	$(270)	$(788)	$(1,044)
Current period acquisitions (see Note 14)	$—	$—	$3	$—	$3

Goodwill (gross) at March 31, 2013	$79,763	$506,222	$38,524	$38,685	$663,194
Accumulated impairment losses at March 31, 2013	(232)	(277,132)	(13,724)	(26,709)	(317,797)
Goodwill (net) at March 31, 2013	$79,531	$229,090	$24,800	$11,976	$345,397

Foreign currency translation adjustment	(14)	59	500	1,441	1,986
Goodwill impairment loss	(42,613)	(86,904)	(20,159)	(4,753)	(154,429)

Goodwill (gross) at March 31, 2014	$79,749	$506,281	$39,024	$40,126	$665,180
Accumulated impairment losses at March 31, 2014	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2014	$36,904	$142,245	$5,141	$8,664	$192,954
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
Consistent with prior years, the Company conducted its annual goodwill impairment assessment as of the end of the second quarter of its fiscal year (September 28, 2013 for Fiscal 2014). Historically, this assessment was completed during the third quarter. However, given the reduced revenue and profitability outlook for Fiscal 2014 in each reporting unit announced in November 2013 with the second fiscal quarter financial results and changes in outlook as a result of the Company’s efforts to transform into a more relevant and effective solution provider, the Company determined it was necessary to extend completion of its assessment process in order to take into account a contemporary outlook for the Company’s business units that are being developed in connection with Fiscal 2015 planning.

During the fourth quarter, the Company determined that the carrying value of its reporting units exceeded the fair value of its reporting units, which included a contemporary outlook for each unit that had been developed in connection with Fiscal 2015 planning. As such, the Company proceeded to the second step of the goodwill impairment assessment. The Company, after consultation by Management with the Audit Committee (the "Audit Committee") of the Company's Board of Directors (the "Board"), concluded that the Company will record a non-cash, pre-tax goodwill impairment loss of $154,429, (consisting of $42,613, $86,904, $20,159 and $4,753 in its North America Products, North America Services, International Products and International Services reporting units, respectively) during the fourth quarter of Fiscal 2014 as a result of its annual goodwill assessment conducted as of September 28, 2013. The impairment charge did not impact the Company's business operations, compliance with debt covenants, future cash flows nor result in any cash expenditures.

The primary factors contributing to the goodwill impairment loss were actual and projected revenue and profitability for Fiscal 2014 and Fiscal 2015, and the corresponding impact beyond those periods. Fiscal 2014 revenues and profitability on a consolidated basis were at or near their lowest levels in the past 6 years. Product revenues in Fiscal 2014 were impacted by reduced spending in both direct and indirect channels by our government clients as a result of the federal budget sequestration, which the Company believes may continue to impact North America Product Revenues, relative to recent historic levels, for the foreseeable future. Service Revenues were impacted by weaker than anticipated client adoption of the rapidly changing communications technology in our core markets. Product and Service Operating income margin were impacted by historically low gross profit margins as a result of continued competitive pricing pressures and current period investments for growth programs which, it is expected, will continue in Fiscal 2015. The Company believes that these short-term investments will enable it to grow revenue profitably in the longer term. Also contributing to the goodwill impairment loss was an increased weighted-average cost of capital for all of our reporting units (primarily driven by debt-related components of the weighted-average cost of capital).

The Company then adjusted the carrying value of its reporting units to reflect the goodwill impairment loss and compared that adjusted carrying value to the fair value of the reporting units. The excess of the fair value over this adjusted carrying value was $24,909, $51,957, $16,430 and $1,859 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit, would decrease the fair value of the reporting units by $8,911, $39,375, $3,333 and $1,402 for North America Products, North America Services, International Products and International Services, respectively.

Future events that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company's overall business or (iii) significant negative industry or economic trends.

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

Fiscal 2012
As a result of its annual goodwill assessment conducted as of October 1, 2011, the Company, after consultation by Management with the Audit Committee, recorded a non-cash, pre-tax goodwill impairment charge of $317,797 during the third quarter of Fiscal 2012. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows, or result in any cash expenditures. All of out reporting units continued to operate profitably and generate positive cash flow from operations. However, the fair value of the North America Products, North America Services, International Products and International Services reporting units did not support the book value of goodwill recorded from historical acquisitions. The primary factors contributing to the difference in fair value to book value were an increased weighted-average cost of capital for North America Products and North America Services (primarily driven by an increase in the risk premium associated with the Company's industry segment relative to a control group) and lower profitability as a result of competitive market conditions for North America Products, North America Services, International Products and International Services.

Note 6: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	March 31,
	2014			2013
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,261	$11,577	$684	$12,189	$10,906	$1,283
Customer relationships	137,267	68,644	68,623	137,267	58,092	79,175
Acquired backlog	20,838	19,239	1,599	20,838	18,367	2,471
Total	$170,366	$99,460	$70,906	$170,294	$87,365	$82,929
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$206,358	$107,713	$98,645	$206,286	$95,618	$110,668

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts by Intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer Relationships	Total
March 31, 2012	$27,739	$5,359	$93,443	$126,541
Intangibles amortization	—	(1,609)	(12,128)	(13,737)
Foreign Currency Translation Adjustment	—	4	—	4
Other [1]	—	—	(2,140)	(2,140)
March 31, 2013	$27,739	$3,754	$79,175	$110,668
Intangibles amortization	—	(1,472)	(10,552)	(12,024)
Foreign Currency Translation Adjustment	—	1	—	1
March 31, 2014	$27,739	$2,283	$68,623	$98,645
1 Primarily represents the write-off of the net book value of intangible assets due to the probable divestiture of our non-controlling interest in Genesis Networks Integration Services, LLC, a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC.

Intangibles amortization was $12,024, $13,737 and $13,025 for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

The following table details the estimated intangibles amortization expense for the next five years.

Fiscal
2015	$10,547
2016	10,281
2017	9,325
2018	7,948
2019	6,967
Thereafter	25,838
Total	$70,906

Note 7: Indebtedness

The Company’s long-term debt consists of the following:

	March 31,
	2014	2013
Revolving credit agreement	$160,355	$187,610
Other	277	142
Total debt	$160,632	$187,752
Less: current portion (included in Other liabilities)	(203)	(104)
Long-term debt	$160,429	$187,648

On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2014, the Company was in compliance with all covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for Fiscal 2014 was $208,730, $190,015 and 1.5%, respectively, compared to $220,470, $203,072 and 1.5%, respectively, for Fiscal 2013, and $216,180, $194,055 and 1.1%, respectively, for Fiscal 2012.

As of March 31, 2014, the Company had $4,050 outstanding in letters of credit and $235,595 in unused commitments under the Credit Agreement.

At March 31, 2014, scheduled maturities or required payments of total debt for each of the five succeeding fiscal years were as follows:

Fiscal
2015	$203
2016	25
2017	160,376
2018	20
2019	8
Total	$160,632

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

Foreign currency contracts
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2014, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $53,031 and will expire within nine months. There was no hedge ineffectiveness during Fiscal 2014, Fiscal 2013 or Fiscal 2012. See Note 2 for additional information.

Interest-rate Swaps
On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a three-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000. This interest-rate swap does not qualify for hedge accounting and is hereinafter referred to as the "interest-rate swap." See Note 2 for additional information.

The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		March 31,
	Classification	2014	2013	2014	2013
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$358	$615
Foreign currency contracts	Other assets (current)	$478	$409
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			1,547	2,379

		Fiscal
	Classification	2014	2013	2012
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(1,212)	$(375)	$143
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	1,125	357	154
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	832	(606)	530

Note 9: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of
	March 31, 2014
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$478	$—	$478

	Liabilities at Fair Value as of
	March 31, 2014
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$358	$—	$358
Interest-rate swap	—	1,547	—	1,547
Total	$—	$1,905	$—	$1,905

Non-recurring fair value measurements
The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination, Goodwill and the defined benefit pension plan assets. As disclosed in Note 14, the Company completed acquisitions during Fiscal 2012 which included operating assets, liabilities and certain intangible assets. The Company utilized level 3 inputs to measure the fair value of these items. As disclosed in Note 5, the Company reduced the book value of Goodwill to the implied fair value. The Company utilized level 3 inputs to measure the fair value of Goodwill. See Note 13 for reference to fair value inputs of the Company's defined benefit pension plan assets.

Note 10: Income Taxes

The domestic and foreign components of Income (loss) before provision (benefit) for income taxes are as follows:

	Fiscal
	2014	2013	2012
Domestic	$(100,786)	$34,597	$(224,993)
Foreign	(13,450)	11,866	(21,073)
Consolidated	$(114,236)	$46,463	$(246,066)

The provision/(benefit) for income taxes consists of the following:

	Fiscal
	2014	2013	2012
Current
Federal	$6,376	$8,877	$14,166
State	2,112	2,203	2,962
Foreign	1,821	2,433	2,938
Total current	10,309	13,513	20,066
Deferred	(8,672)	4,144	(18,398)
Total provision (benefit) for income taxes	$1,637	$17,657	$1,668

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign taxes, net of foreign tax credits	(0.7)	(2.9)	(5.5)
Non-deductible expenses	0.3	(0.9)	0.3
State income taxes, net of federal benefit	(0.2)	2.9	0.2
Valuation allowance	—	—	—
Non-deductible goodwill impairment loss	(35.2)	—	(31.5)
Equity awards	(1.4)	3.3	(0.3)
Other, net	0.8	0.6	1.1
Effective tax rate	(1.4)%	38.0%	(0.7)%

The effective tax rate of (1.4)% for Fiscal 2014 was primarily due to $114,920 of non-deductible goodwill impairment loss (see Note 5), a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation partially offset by the write-off of certain deferred tax assets related to equity awards. The effective tax rate of (0.7)% for Fiscal 2012 was primarily due to $262,703 of non-deductible goodwill impairment loss (see Note 5) and a reduction in reserves of $1,579 related to the settlement of an Internal Revenue Service ("IRS") audit for Fiscal 2007 through Fiscal 2010 and a state audit for Fiscal 2005 through Fiscal 2011.

The components of current and long-term deferred tax liabilities/assets are as follows:

	March 31,
	2014	2013
Deferred Tax Liabilities
Goodwill and intangibles	$17,251	$29,206
Unremitted earnings of foreign subsidiaries	397	213
Other	256	534
Gross deferred tax liabilities	17,904	29,953
Deferred Tax Assets
Net operating losses	29,455	29,631
Basis of finished goods inventory	6,299	7,714
Reserve for bad debts	1,193	1,169
Foreign tax credit carry-forwards	195	938
Accrued employee costs	8,609	10,211
Stock-based compensation	8,712	10,966
Other	2,836	2,530
Gross deferred tax assets	57,299	63,159
Valuation allowance	(3,518)	(3,518)
Net deferred tax assets	53,781	59,641
Net deferred tax assets/(liabilities)	$35,877	$29,688

The net deferred tax asset of $35,877 in the table above is classified as either current or non-current under Other assets within the Company's Consolidated Balance Sheets. At March 31, 2014, the Company had $47,099, $107,498 and $25,115 of federal, state and foreign gross net operating loss carry-forwards, respectively. As a result of the Company’s acquisitions of InnerWireless and ACS Communications, Inc., Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of net operating losses available to the Company to approximately $6,178 per year. The federal gross net operating loss carry-forwards expire in Fiscal 2031. The state gross net operating loss carry-forwards expire at various times through Fiscal 2034 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2024, with the exception of $208 for Austria, $744 for Belgium and $9,488 for Brazil, which have no expirations.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $3,518 for certain state and foreign net operating loss carry-forwards anticipated to produce no tax benefit.

In general, except for certain earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $7,589 based on exchange rates at March 31, 2014, thus there is no unrealized currency translation adjustments related to translation of foreign denominated balance sheets.

A reconciliation of the change in the tax liability for unrecognized tax benefits is as follows:

	Fiscal
	2014	2013	2012
Balance at beginning of year	$5,340	$5,204	$8,318
Additions for tax positions related to the current year	193	465	801
Additions for tax positions related to prior years	209	213	804
Reductions for tax positions related to prior years	(896)	(542)	(4,235)
Settlements	(462)	—	(484)
Balance at end of year	$4,384	$5,340	$5,204

Unrecognized tax benefits are classified as either current or non-current under Other liabilities within the Company's Consolidated Balance Sheets. Of the $4,384 noted above, the Company expects that $234 will reverse in the next twelve-months. As of March 31, 2014, 2013 and 2012, the Company recorded $1,114, $1,001 and $1,812, respectively, of interest and penalties related to uncertain tax positions in current liabilities within Income taxes, all of which impacted the Company's effective tax rate.

During Fiscal 2013 the IRS commenced an examination of the Company's United States federal income tax return for Fiscal 2011 and 2012. During Fiscal 2014, the IRS concluded its examination with no proposed adjustments for Fiscal 2011 and Fiscal 2012.
Fiscal 2013 remains open to examination by the IRS and Fiscal 2009 through Fiscal 2013 remain open to examination by certain state and foreign taxing jurisdictions.

Note 11: Stockholder's Equity

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
4Q14	March 31, 2014	April 11, 2014	$0.09	$1,400
3Q14	December 27, 2013	January 10, 2014	$0.09	$1,410
2Q14	September 27, 2013	October 11, 2013	$0.09	$1,430
1Q14	June 28, 2013	July 12, 2013	$0.09	$1,445
4Q13	March 29, 2013	April 12, 2013	$0.08	$1,291
3Q13	December 28, 2012	January 11, 2013	$0.08	$1,304
2Q13	September 28, 2012	October 12, 2012	$0.08	$1,323
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355
4Q12	March 30, 2012	April 13, 2012	$0.07	$1,223
3Q12	December 30, 2011	January 12, 2012	$0.07	$1,223
2Q12	September 30, 2011	October 13, 2011	$0.07	$1,238
1Q12	July 1, 2011	July 14, 2011	$0.07	$1,263

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

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Fiscal
	2014	2013
Common stock purchased	813,180	1,515,445
Aggregate purchase price	$21,794	$37,214
Average purchase price	$26.80	$24.56

During Fiscal 2014, the Company made tax payments of $1,520 and withheld 57,913 shares of common stock, which were designated as treasury shares, at an average price per share of $26.24, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares. During Fiscal 2013, the Company made tax payments of $983 and withheld 44,697 shares of common stock, which were designated as treasury shares, at an average price per share of $21.98, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of the repurchase program in April 1999 through March 31, 2014, the Company has repurchased 10,413,494 shares of common stock for an aggregate purchase price of $393,373, or an average purchase price per share of $37.78. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of March 31, 2014, 1,086,506 shares were available under repurchase programs approved by the Board. This includes 1,000,000 shares approved for repurchase by the Board on each of October 2, 2012 and January 27, 2014. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.

Note 12: Operating Leases

The Company leases offices, facilities, equipment and vehicles throughout the world. While most of the leases are operating leases that expire over the next three years, certain vehicles and equipment are leased under capital leases that also expire over the next three years. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $18,883, $19,717 and $22,912 for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2014 are as follows:

Fiscal
2015	$12,078
2016	7,955
2017	5,144
2018	3,559
2019	2,091
Thereafter	2,110
Total minimum lease payments	$32,937

Note 13: Incentive Compensation Plans
Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $3,777, $3,697 and $7,388 under its variable compensation plans for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Profit Sharing and Savings Plans ("the savings plans")
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $2,452, $2,504 and $2,639 for these plans during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Pension Plans
The Company has multiple defined benefit pension plans for which a majority of benefits have been "frozen" (i.e., no new employees will be admitted and those employees currently in the plan will not earn additional benefits based on service) and a multi-employer plan. The Company made contributions of $2,973, $3,406 and $3,349 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, to the pension plans. The defined benefit pension plan had assets of $34,229, $29,884 and $25,770, a projected benefit obligation of $47,192, $48,016 and $43,110 and a resulting unfunded liability of $12,963, $18,132 and $17,340 for the periods ended March 31, 2014, 2013 and 2012, respectively. The assets held by the pension plan consist of $14,803 and $14,187 of mutual funds measured using level 1 inputs and $19,426 and $15,697 of common collective trusts measured using level 2 inputs for the periods ended March 31, 2014 and 2013, respectively.
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

The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan is 900,000 plus the number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of March 31, 2014.

Shares
Shares authorized under the incentive plan on August 12, 2008	900,000
Shares authorized under the incentive plan on August 6, 2013 [1]	1,000,000
Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888,087
Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through March 31, 2014	2,020,824
Shares authorized for grant under the Incentive Plan as of March 31, 2014	4,808,911
Shares available for grant under the Incentive Plan as of March 31, 2014 [2]	1,839,870
1 On August 6, 2013, the Company's Stockholders approved amendments to the Incentive Plan, including an increase to the number of shares available for grant under the Incentive Plan by 1,000,000.
2 The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance share awards). The shares available for grant assume a 100% payout on outstanding performance share awards. Actual payout could range from 0% - 150% or 200% depending on performance goal resulting in shares available for grant from 2,317,588 to 1,490,230.
The Company recognized stock-based compensation expense of $6,589, $7,712 and $9,296 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $2,404, $2,814 and $3,417 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

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

	Fiscal
	2014	2013	2012
Expected life (in years)	6.8	7.0	4.8
Risk free interest rate	1.3%	0.8%	1.7%
Annual forfeiture rate	2.5%	2.0%	2.1%
Expected Volatility	42.3%	44.6%	45.3%
Dividend yield	1.3%	1.0%	0.7%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2013	2,535	$34.02
Granted	158	26.19
Exercised	(35)	28.35
Forfeited or cancelled	(641)	35.94
Outstanding at March 31, 2014	2,018	$32.89	3.7	$283
Exercisable at March 31, 2014	1,760	$33.93	2.9	$127

The weighted-average grant-date fair value of options granted during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $10.06, $9.02 and $12.42, respectively. The intrinsic value of options exercised during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $25, $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on March 31, 2014 of $24.34.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	348	$10.57
Granted	158	10.06
Vested	(179)	11.04
Forfeited	(69)	10.08
March 31, 2014	258	$10.07

As of March 31, 2014, there was $1,433 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2013	335	$26.48
Granted	169	26.19
Vested	(183)	27.57
Forfeited	(32)	25.47
March 31, 2014	289	$25.73

The total fair value of shares that vested during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $4,772, $3,674 and $3,921, respectively.

As of March 31, 2014, there was $3,799 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.8 years.

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

	Fiscal
	2014	2013	2012
Risk free interest rate	0.4%	0.4%	0.9%
Expected Volatility	41.1%	41.3%	50.8%
Dividend yield	1.3%	1.0%	0.7%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted- Average Grant- Date Fair Value
March 31, 2013	275	$29.39
Granted	92	28.92
Vested	(21)	30.72
Forfeited	(91)	30.67
March 31, 2014	255	$28.66

The total fair value of shares that vested during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $570, $0 and $1,679, respectively.

As of March 31, 2014, there was $1,069 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.8 years.

Note 14: Acquisitions

Fiscal 2014
There were no acquisitions during Fiscal 2014.

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

Note 15: Earnings (loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Fiscal
	2014	2013	2012
Net income (loss)	$(115,873)	$28,806	$(247,734)
Weighted-average common shares outstanding (basic)	15,813	16,627	17,725
Effect of dilutive securities from equity awards	—	62	—
Weighted-average common shares outstanding (diluted)	15,813	16,689	17,725
Basic earnings (loss) per common share	$(7.33)	$1.73	$(13.98)
Dilutive earnings (loss) per common share	$(7.33)	$1.73	$(13.98)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,017,805, 2,648,137 and 2,870,784 non-dilutive equity awards outstanding during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 16: Segment Reporting

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

The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
FY14
Revenues	$82,833	$753,525	$99,320	$35,996	$971,674
Gross profit	34,624	219,337	42,052	7,569	303,582
Operating income (loss) [1]	(36,099)	(52,426)	(14,847)	(5,020)	(108,392)
Depreciation expense	1,910	3,501	598	178	6,187
Intangibles amortization	—	12,006	—	18	12,024
Capital expenditures	2,899	3,820	443	176	7,338
Assets (as of March 31)	92,704	532,756	52,432	34,137	712,029

FY13
Revenues	87,089	775,868	99,194	35,635	997,786
Gross profit	38,367	228,503	44,040	9,020	319,930
Operating income (loss) [2]	8,995	38,418	6,954	1,902	56,269
Depreciation expense	1,237	3,466	526	157	5,386
Intangibles amortization	—	13,713	—	24	13,737
Capital expenditures	2,824	2,310	1,017	172	6,323
Assets (as of March 31)	131,762	646,119	70,238	29,882	878,001

FY12
Revenues	92,781	850,936	105,859	37,952	1,087,528
Gross profit	39,585	247,918	48,600	10,393	346,496
Operating income (loss) [3]	8,599	(223,279)	(1,308)	(23,685)	(239,673)
Depreciation expense	1,291	3,626	399	118	5,434
Intangibles amortization	—	12,980	—	45	13,025
Capital expenditures	2,696	4,396	429	112	7,633
Assets (as of March 31)	133,538	656,539	66,973	30,973	888,023
1 Includes restructuring expense of $3,440 ($308 for North America Products, $1,958 for North America Services, $594 for International Products and $580 for International Services) and goodwill impairment loss of $154,429 ($42,613 for North America Products, $86,904 for North America Services, $20,159 for International Products and $4,753 for International Services) recorded during Fiscal 2014.

2 Includes restructuring expense of $8,445 ($688 for North America Products, $5,578 for North America Services, $1,879 for International Products and $300 for International Services) recorded during Fiscal 2013.

3 Includes restructuring expense of $2,142 ($1,886 for North America Services, $43 for International Products and $213 for International Services) and goodwill impairment loss of $317,797 ($232 for North America Products, $277,132 for North America Services, $13,724 for International Products and $26,709 for International Services) recorded during Fiscal 2012.

The Company generated revenues of $161,154, $159,438 and $184,833 with the United States Federal Government during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, all of which is included within the Company's North America reportable segment.

Note 17: Quarterly Data (Unaudited)

The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Operations for Fiscal 2014 and Fiscal 2013. Earnings (loss) per common share may not compute due to the use of different quarterly/annual basic and diluted shares.

	Fiscal 2014
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$48,208	$43,191	$44,528	$46,226	$182,153
Services	198,689	203,619	195,161	192,052	789,521
Total	246,897	246,810	239,689	238,278	971,674
Cost of sales
Products	28,495	24,249	25,754	26,979	105,477
Services	141,371	145,433	140,151	135,660	562,615
Total	169,866	169,682	165,905	162,639	668,092
Gross profit	77,031	77,128	73,784	75,639	303,582
Selling, general & administrative expenses [1]	61,270	60,490	60,366	63,395	245,521
Goodwill impairment loss	—	—	—	154,429	154,429
Intangibles amortization	3,309	3,109	2,923	2,683	12,024
Operating income (loss)	12,452	13,529	10,495	(144,868)	(108,392)
Interest expense (income), net	923	1,378	1,230	1,116	4,647
Other expenses (income), net [2]	116	910	84	87	1,197
Income (loss) before provision for income taxes	11,413	11,241	9,181	(146,071)	(114,236)
Provision (benefit) for income taxes	4,508	5,656	2,523	(11,050)	1,637
Net income (loss)	$6,905	$5,585	$6,658	$(135,021)	$(115,873)
Earnings (loss) per common share
Basic	$0.43	$0.35	$0.42	$(8.65)	$(7.33)
Diluted	$0.43	$0.35	$0.42	$(8.65)	$(7.33)
1 Includes restructuring expense of $139, $734, $833 and $1,734 for 1Q14, 2Q14, 3Q14 and 4Q14, respectively.

2 Includes a loss of $822 during the second quarter of Fiscal 2014 due to the probable divestiture of our non-controlling interest in GNIS, a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC.

	Fiscal 2013
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$45,353	$47,653	$48,068	$45,209	$186,283
Services	202,484	212,508	204,021	192,490	811,503
Total	247,837	260,161	252,089	237,699	997,786
Cost of sales
Products	24,823	26,667	27,407	24,979	103,876
Services	143,740	153,440	142,950	133,850	573,980
Total	168,563	180,107	170,357	158,829	677,856
Gross profit	79,274	80,054	81,732	78,870	319,930
Selling, general & administrative expenses [1]	63,950	62,596	60,542	62,836	249,924
Intangibles amortization	3,464	3,474	3,478	3,321	13,737
Operating income (loss)	11,860	13,984	17,712	12,713	56,269
Interest expense (income), net	1,930	1,893	1,133	1,134	6,090
Other expenses (income), net [2]	361	588	2,839	(72)	3,716
Income (loss) before provision for income taxes	9,569	11,503	13,740	11,651	46,463
Provision (benefit) for income taxes	3,637	4,370	5,222	4,428	17,657
Net income (loss)	$5,932	$7,133	$8,518	$7,223	$28,806
Earnings (loss) per common share
Basic	$0.34	$0.43	$0.52	$0.45	$1.73
Diluted	$0.34	$0.43	$0.52	$0.44	$1.73
1 Includes restructuring expense of $1,980, $2,051, $1,442 and $2,972 for 1Q13, 2Q13, 3Q13 and 4Q13, respectively.

2 Includes a loss of $2,670 during the third quarter of Fiscal 2013 due to the probable divestiture of our non-controlling interest in GNIS, a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC.

Note 18: Commitments and Contingencies

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Management believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.

Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2014 and 2013, the Company has recorded a warranty reserve of $1,520 and $1,937, respectively.

There has been no other significant or unusual activity during Fiscal 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 based on the framework described in “Internal Control – Integrated Framework 1992,” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2014, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of its assessment with the Audit Committee of the Board.
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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is incorporated herein by reference to the information set forth under Part I of this Annual Report under the captions "Executive Officers of the Registrant" and "Directors of the Registrant." The other information required by this item is incorporated herein by reference to the information set forth under the captions "Policies and Procedures Related to the Approval of Transactions with Related Persons,"Annual Meeting Matters - Proposal 1 - Election of Directors" and "Board of Directors and Board Committees" in the Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the information set forth under the captions "Annual Meeting Matters - Proposal 1 - Election of Directors," "Board of Directors and Board Committees," "Policies and Procedures Related to the Approval of Transactions with Related Persons" and "Executive Compensation and Other Information" in the Proxy Statement.

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

SCHEDULE II

BLACK BOX CORPORATION

Valuation and Qualifying Accounts
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisitions	Reductions from Reserves	Other	Balance at End of Period
March 31, 2014
Excess and obsolete inventory reserves	$18,040	$2,522	$—	$(3,176)	$(2)	$17,384
Allowance for doubtful accounts	6,300	4,324	—	(4,674)	(1)	5,949
March 31, 2013
Excess and obsolete inventory reserves	$18,900	$3,586	$—	$(4,392)	$(54)	$18,040
Allowance for doubtful accounts	6,273	3,556	—	(3,531)	2	6,300
March 31, 2012
Excess and obsolete inventory reserves	$19,859	$1,648	$32	$(2,639)	$—	$18,900
Allowance for doubtful accounts	7,121	3,006	12	(3,866)	—	6,273

(a)(3)    Exhibits

EXHIBITS

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1
Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (the “Credit Agreement”) (3)

10.2	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4	Amended and Restated Agreement between the Company and R. Terry Blakemore (5)
10.5	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)
10.8	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (7)
10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12	2008 Long-Term Incentive Plan (9)
10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.15	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17	Summary of Director Compensation (11)
10.18	Description of Fiscal 2011 Annual Incentive Plan (12)
10.19	Agreement between the Company and Kenneth P. Davis (13)
10.20	Description of Fiscal 2012 Annual Incentive Plan (14)
10.21	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (14)
10.22	Description of Fiscal 2013 Annual Incentive Plan (15)
10.23	Agreement between the Company and Timothy C. Huffmyer (16)
10.24	Agreement between the Company and R. Terry Blakemore (16)
10.25	Agreement between the Company and Ronald Basso (18)
10.26	Agreement between the Company and Michael McAndrew (17)
21.1	Subsidiaries of the Registrant (1)
23.1	Consent of Independent Registered Accounting Firm (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101	Interactive Data File

(1)	Filed herewith.
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.
(9)	Filed as Exhibit I to the Proxy Statement for the 2013 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 21, 2013.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.
(11)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 30, 2013, and incorporated herein by reference.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 12, 2010, and incorporated herein by reference.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.
(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 8, 2012, and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 2, 2013, and incorporated herein by reference.
(18)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2013, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Date: May 16, 2014

/s/ TIMOTHY C. HUFFMYER

Timothy C. Huffmyer
Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ RICHARD L. CROUCH	Director	May 16, 2014
Richard L. Crouch

/s/ THOMAS W. GOLONSKI	Director	May 16, 2014
Thomas W. Golonski

/s/ THOMAS G. GREIG	Director and Chairman of the Board	May 16, 2014
Thomas G. Greig

/s/ JOHN S. HELLER	Director	May 16, 2014
John S. Heller

/s/ WILLIAM H. HERNANDEZ	Director	May 16, 2014
William H. Hernandez

/s/ TIMOTHY C. HUFFMYER	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	May 16, 2014
Timothy C. Huffmyer

/s/ MICHAEL MCANDREW	Director, President and Chief Executive Officer	May 16, 2014
Michael McAndrew

/s/ EDWARD A. NICHOLSON	Director	May 16, 2014
Edward A. Nicholson

/s/ JOEL T. TRAMMELL	Director	May 16, 2014
Joel T. Trammell

EXHIBIT INDEX

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)

10.1
Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (the “Credit Agreement”) (3)

10.2	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4	Amended and Restated Agreement between the Company and R. Terry Blakemore (5)
10.5	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)
10.8	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (7)
10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12	2008 Long-Term Incentive Plan (9)
10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.15	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17	Summary of Director Compensation (11)
10.18	Description of Fiscal 2011 Annual Incentive Plan (12)
10.19	Agreement between the Company and Kenneth P. Davis (13)
10.20	Description of Fiscal 2012 Annual Incentive Plan (14)
10.21	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (14)
10.22	Description of Fiscal 2013 Annual Incentive Plan (15)
10.23	Agreement between the Company and Timothy C. Huffmyer (16)
10.24	Agreement between the Company and R. Terry Blakemore (16)
10.25	Agreement between the Company and Ronald Basso (18)
10.26	Agreement between the Company and Michael McAndrew (17)
21.1	Subsidiaries of the Registrant (1)
23.1	Consent of Independent Registered Accounting Firm (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101	Interactive Data File

(1)	Filed herewith.
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 18, 2007, and incorporated herein by reference.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.
(9)	Filed as Exhibit I to the Proxy Statement for the 2013 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 21, 2013.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.
(11)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 30, 2013, and incorporated herein by reference.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 12, 2010, and incorporated herein by reference.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.
(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 8, 2012, and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 2, 2013, and incorporated herein by reference.
(18)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2013, and incorporated herein by reference.