Form 10-Q
period 2014-06-28
BLACK BOX CORP
filed 2014-08-01
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 11, 2014, there were 15,536,210 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JUNE 28, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	June 28, 2014	March 31, 2014
Assets
Cash and cash equivalents	$27,768	$30,810
Accounts receivable, net of allowance for doubtful accounts of $6,013 and $6,004	171,185	156,549
Inventories, net	53,694	52,211
Costs/estimated earnings in excess of billings on uncompleted contracts	88,033	89,789
Other assets	24,731	26,974
Total current assets	365,411	356,333
Property, plant and equipment, net	29,335	29,052
Goodwill, net	193,173	192,954
Intangibles, net	95,998	98,645
Other assets	32,423	35,045
Total assets	$716,340	$712,029
Liabilities
Accounts payable	$69,714	$64,603
Accrued compensation and benefits	20,039	26,075
Deferred revenue	30,767	33,847
Billings in excess of costs/estimated earnings on uncompleted contracts	16,832	15,932
Income taxes	1,229	3,169
Other liabilities	35,574	37,015
Total current liabilities	174,155	180,641
Long-term debt	170,536	160,429
Other liabilities	19,614	19,842
Total liabilities	$364,305	$360,912
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,536 and 15,558 shares outstanding, 26,286 and 26,136 issued	26	26
Additional paid-in capital	494,708	492,427
Retained earnings	251,606	249,217
Accumulated other comprehensive income	7,511	7,327
Treasury stock, at cost 10,750 and 10,578 shares	(401,816)	(397,880)
Total stockholders’ equity	$352,035	$351,117
Total liabilities and stockholders’ equity	$716,340	$712,029

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended
	June 28 and June 29
In thousands, except per share amounts	2014	2013
Revenues
Products	$43,219	$48,208
Services	202,007	198,689
Total	245,226	246,897
Cost of sales *
Products	25,271	28,495
Services	144,726	141,371
Total	169,997	169,866
Gross profit	75,229	77,031
Selling, general & administrative expenses	64,015	61,270
Intangibles amortization	2,650	3,309
Operating income (loss)	8,564	12,452
Interest expense, net	1,131	923
Other expenses (income), net	(41)	116
Income (loss) before provision for income taxes	7,474	11,413
Provision (benefit) for income taxes	3,531	4,508
Net income (loss)	$3,943	$6,905
Earnings (loss) per common share
Basic	$0.25	$0.43
Diluted	$0.25	$0.43
Weighted-average common shares outstanding
Basic	15,528	16,085
Diluted	15,629	16,213
Dividends per share	$0.10	$0.09
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended
	June 28 and June 29
In thousands	2014	2013
Net income (loss)	$3,943	$6,905
Other comprehensive income (loss)
Foreign currency translation adjustment	120	(723)
Pension
Actuarial gain (loss), net of taxes of ($3) and ($3)	(4)	(5)
Amounts reclassified into results of operations, net of taxes of $28 and $51	43	78
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($50) and ($110)	(81)	(179)
Amounts reclassified into results of operations, net of taxes of $65 and $41	106	66
Other comprehensive income (loss)	$184	$(763)
Comprehensive income (loss)	$4,127	$6,142

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-months ended
	June 28 and June 29
In thousands	2014	2013
Operating Activities
Net income (loss)	$3,943	$6,905
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	2,650	3,309
Depreciation	1,718	1,375
Loss (gain) on sale of property	(3)	3
Deferred taxes	2,415	2,124
Stock compensation expense	2,312	2,446
Change in fair value of interest-rate swaps	(249)	(457)
Joint venture investment loss	—	—
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	(14,492)	7,530
Inventories, net	(1,401)	1,026
Costs/estimated earnings in excess of billings on uncompleted contracts	1,740	4,284
All other assets	2,812	(147)
Billings in excess of costs/estimated earnings on uncompleted contracts	886	2,404
Accounts payable	5,214	(2,565)
All other liabilities	(13,427)	(7,698)
Net cash provided by (used for) operating activities	$(5,882)	$20,539
Investing Activities
Capital expenditures	(1,909)	(2,003)
Capital disposals	3	—
Prior merger-related (payments)/recoveries	(8)	(2)
Net cash provided by (used for) investing activities	$(1,914)	$(2,005)
Financing Activities
Proceeds (repayments) from long-term debt	$10,076	$(9,412)
Proceeds (repayments) from short-term debt	759	(105)
Purchase of treasury stock	(3,936)	(6,763)
Proceeds from the exercise of stock options	—	—
Payment of dividends	(1,400)	(1,291)
Increase (decrease) in cash overdrafts	(195)	(46)
Net cash provided by (used for) financing activities	5,304	(17,617)
Foreign currency exchange impact on cash	$(550)	$(62)
Increase/(decrease) in cash and cash equivalents	$(3,042)	$855
Cash and cash equivalents at beginning of period	$30,810	$30,720
Cash and cash equivalents at end of period	$27,768	$31,575
Supplemental cash flow
Cash paid for interest	$1,366	$1,370
Cash paid for income taxes	3,026	3,498
Non-cash financing activities
Dividends payable	1,554	1,445
Capital leases	87	33
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation
Business
Black Box Corporation ("Black Box," or "the Company”) is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms it has built over its 38-year history. The Products Platform is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current product categories offered through this platform include: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. The Services Platform is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which include dedicated sales and engineering resources. The primary services offered through this platform include but are not limited to: (i) telephony and unified communications, (ii) wired and wireless infrastructure and (iii) managed services. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods presented may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2014 (the "Form 10-K").
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2014 and 2013 were June 28, 2014 and June 29, 2013, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
Note 2: Significant Accounting Policies
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2015.

Recent Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2015 that have had a material impact on the Company's consolidated financial statements.
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09") that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities have the option of using either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 for public companies and early adoption is not permitted. The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
Note 3: Inventories
The Company’s Inventories consist of the following:

	June 30, 2014	March 31, 2014
Raw materials	$1,303	$1,294
Finished goods	69,959	68,303
Inventory, gross	71,262	69,597
Excess and obsolete inventory reserves	(17,568)	(17,386)
Inventories, net	$53,694	$52,211
Note 4: Goodwill
The following table summarizes Goodwill at the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2014	$79,749	$506,281	$39,024	$40,126	$665,180
Accumulated impairment losses at March 31, 2014	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2014	$36,904	$142,245	$5,141	$8,664	$192,954

Foreign currency translation adjustment	4	(11)	251	(25)	219

Goodwill (gross) at June 30, 2014	$79,753	$506,270	$39,275	$40,101	$665,399
Accumulated impairment losses at June 30, 2014	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at June 30, 2014	$36,908	$142,234	$5,392	$8,639	$193,173
As previously disclosed, the Company completed its annual goodwill assessment during the fourth quarter of Fiscal 2014 that resulted in a goodwill impairment loss. The Company then adjusted the carrying value of its reporting units to reflect the goodwill impairment loss and compared that adjusted carrying value to the fair value of the reporting units. The excess of the fair value over this adjusted carrying value was $24,909, $51,957, $16,430 and $1,859 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $8,911, $39,375, $3,333 and $1,402 for North America Products, North America Services, International Products and International Services, respectively.

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
Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	June 30, 2014			March 31, 2014
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,253	$11,662	$591	$12,261	$11,577	$684
Customer relationships	137,267	70,980	66,287	137,267	68,644	68,623
Acquired backlog	20,838	19,457	1,381	20,838	19,239	1,599
Total	$170,358	$102,099	$68,259	$170,366	$99,460	$70,906
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$206,350	$110,352	$95,998	$206,358	$107,713	$98,645
The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer relationships	Total
March 31, 2014	$27,739	$2,283	$68,623	$98,645
Intangibles amortization	—	(314)	(2,336)	(2,650)
Foreign currency translation adjustment	—	3	—	3
June 30, 2014	$27,739	$1,972	$66,287	$95,998
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2015, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2015	$7,901
2016	10,281
2017	9,324
2018	7,948
2019	6,967
Thereafter	25,838
Total	$68,259

Note 6: Indebtedness
The Company’s Long-term debt consists of the following:

	June 30, 2014	March 31, 2014
Revolving credit agreement	$170,470	$160,355
Other	325	277
Total debt	$170,795	$160,632
Less: current portion (included in Other liabilities)	(259)	(203)
Long-term debt	$170,536	$160,429
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2014, the Company was in compliance with all covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended June 30, 2014 was $189,605, $176,163 and 1.5%, respectively, compared to $208,675, $193,157 and 1.6%, respectively, for the three-months ended June 30, 2013.
As of June 30, 2014, the Company had $4,050 outstanding in letters of credit and $225,480 in unused commitments under the Credit Agreement.
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
As of June 30, 2014, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $56,487 and will expire within eight months. There was no hedge ineffectiveness during Fiscal 2015 or Fiscal 2014.

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
The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2014
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$594	$358
Foreign currency contracts	Other assets (current)	$284	$478
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			$1,298	$1,547

		Three-months ended
		June 30
	Classification	2014	2013
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(81)	$(179)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$106	$66
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$249	$457
Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of [1]
	June 30, 2014
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$284	$—	$284
1 Pension plan assets, not included in the table above, are measured annually using level 1 (mutual funds) and level 2 (common collective trust) inputs.

	Liabilities at Fair Value as of
	June 30, 2014
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$594	$—	$594
Interest-rate swaps	—	1,298	—	1,298
Total	$—	$1,892	$—	$1,892

Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.
Note 9: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	June 30, 2014	March 31, 2014
Foreign currency translation adjustment	$17,216	$17,096
Derivative instruments, net of tax	(233)	(258)
Defined benefit pension, net of tax	(9,472)	(9,511)
Accumulated other comprehensive income	$7,511	$7,327
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
1Q15	June 27, 2014	July 11, 2014	$0.10	$1,554
1Q14	June 28, 2013	July 12, 2013	$0.09	$1,445
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
Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended
	June 30
	2014	2013
Common stock purchased	171,304	255,506
Aggregate purchase price	$3,936	$6,762
Average purchase price	$22.98	$26.47
During the three-month period ended June 30, 2014, the Company made tax payments of $949 and withheld 41,404 shares of common stock, which were designated as treasury shares, at an average price per share of $22.92, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares. During the three-month period ended June 30, 2013, the Company made tax payments of $1,322 and withheld 51,194 shares of common stock, which were designated as treasury shares, at an average price per share of $25.82, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of its repurchase programs beginning in April 1999 and through June 30, 2014, the Company has repurchased 10,543,394 shares of common stock for an aggregate purchase price of $396,360, or an average purchase price per share of $37.59. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of June 30, 2014, 956,606 shares were available under the most recent repurchase program approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
Note 10: Income Taxes
The Company's provision for income taxes for the three-months ended June 30, 2014 was $3,531, an effective tax rate of 47.2% on income before provision for income taxes of $7,474, compared to a provision for income taxes for the three-months ended June 30, 2013 of $4,508, an effective tax rate of 39.5% on income before provision for income taxes of $11,413. The effective tax rate increase from 39.5% to 47.2% was primarily due to the write-off of certain deferred tax assets related to equity awards. The effective tax rate for the three-months ended June 30, 2014 of 47.2% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by foreign earnings taxed at lower statutory rates.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
Fiscal 2013 through Fiscal 2015 remain open to examination by the Internal Revenue Service ("IRS") and Fiscal 2010 through Fiscal 2015 remain open to examination by certain state and foreign taxing jurisdictions.
Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of June 30, 2014, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 4,820,911 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $2,312 and $2,446 for the three-months ended June 30, 2014 and 2013, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $843 and $892 for the three-months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.
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

	Three-months ended
	June 30
	2014	2013
Expected life (in years)	7.7	6.8
Risk free interest rate	2.3%	1.3%
Annual forfeiture rate	1.5%	2.5%
Expected Volatility	45.1%	42.3%
Dividend yield	1.3%	1.3%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2014	2,018	$32.89
Granted	166	21.79
Exercised	—	—
Forfeited or cancelled	(18)	31.50
Outstanding at June 30, 2014	2,166	$32.05	3.8	$382
Exercisable at June 30, 2014	1,866	$33.46	2.9	$105
The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2014 and 2013 was $9.59 and $10.06, respectively. The intrinsic value of options exercised during the three-months ended June 30, 2014 and 2013 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on June 27, 2014, which was $23.23.
The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	258	$10.07
Granted	166	9.59
Vested	(118)	10.38
Forfeited	(6)	9.77
June 30, 2014	300	$9.68
As of June 30, 2014, there was $2,620 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	289	$25.73
Granted	181	21.79
Vested	(150)	25.60
Forfeited	(10)	25.18
June 30, 2014	310	$23.51
The total fair value of shares that vested during the three-months ended June 30, 2014 and 2013 was $3,401 and $4,157, respectively.
As of June 30, 2014, there was $5,518 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

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

	Three-months ended
	June 30
	2014	2013
Risk free interest rate	0.8%	0.4%
Expected Volatility	44.7%	41.1%
Dividend yield	1.3%	1.3%
The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	255	$28.66
Granted	115	23.05
Vested	—	—
Forfeited	(88)	33.92
June 30, 2014	282	$24.72
The total fair value of shares that vested during the three-months ended June 30, 2014 and 2013 was $0 and $570, respectively.
As of June 30, 2014, there was $2,468 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.4 years.
Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Three-months ended
	June 30
	2014	2013
Net income (loss)	$3,943	$6,905
Weighted-average common shares outstanding (basic)	15,528	16,085
Effect of dilutive securities from equity awards	101	128
Weighted-average common shares outstanding (diluted)	15,629	16,213
Basic earnings (loss) per common share	$0.25	$0.43
Dilutive earnings (loss) per common share	$0.25	$0.43

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,143,781 and 2,784,316 non-dilutive equity awards outstanding for the three-months ended June 30, 2014 and 2013, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
1Q15
Revenues	$19,727	$194,265	$23,492	$7,742	$245,226
Gross profit	7,959	55,217	9,989	2,064	75,229
Operating income (loss)	1,447	6,235	303	579	8,564
Depreciation expense	550	947	180	41	1,718
Intangibles amortization	—	2,647	—	3	2,650
Capital expenditures	360	1,417	132	—	1,909
Assets (as of June 30)	94,480	535,908	54,301	31,651	716,340

1Q14
Revenues	21,036	189,666	27,172	9,023	246,897
Gross profit	8,912	55,187	10,801	2,131	77,031
Operating income (loss)	1,104	9,423	1,649	276	12,452
Depreciation expense	327	866	139	43	1,375
Intangibles amortization	—	3,303	—	6	3,309
Capital expenditures	1,266	493	225	19	2,003
Assets (as of June 30)	136,232	624,599	65,404	34,310	860,545
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
There has been no other significant or unusual activity during Fiscal 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three months ended June 30, 2014 and 2013 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2014 (the "Form 10-K"). References to “1Q15” mean the three-month period ended June 30, 2014 while references to “1Q14” mean the three-month period ended June 30, 2013. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of June 30, 2014 and 2013 were June 28, 2014 and June 29, 2013, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
The Company
Black Box is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms that it has built over its 38 year history.
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
The Services Platform ("Service") is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which include dedicated sales and engineering resources. The primary services offered through this platform include but are not limited to telephony and unified communications, wired and wireless infrastructure and managed services.
The Company generates revenues in its Service business from the design, sale and/or installation of new communications and data infrastructure systems, the support of existing systems and MAC (moves, adds and changes) work. The Company's diverse portfolio of offerings allows it to service the needs of its clients independent of the technology that they choose, which it believes is a unique competitive advantage. For the sale and implementation of new communications systems, or other major projects, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to maintain and grow service revenues. Projects account for the majority of Service revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.
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

The Company generates backlog which is defined by the Company as orders and contracts considered to be firm. At June 30, 2014, the Company's total backlog, which relates primarily to Services, was $408,746, of which $269,408 is expected to be completed within the next twelve months.
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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have approximately 4,000 team members world-wide, with the experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

•	Strong financial position: We have a stable balance sheet and have generated positive cash flow for 38 consecutive years.

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

1Q15 vs 1Q14 Summary

	1Q15	1Q14	% Change
Revenues	$245,226	$246,897	(1)%
Gross profit margin	30.7%	31.2%	(2)%
Operating income margin	3.5%	5.0%	(30)%
Diluted EPS	$0.25	$0.43	(41)%
Net cash provided by (used for) operating activities	$(5,882)	$20,539	(129)%
Diluted EPS was $0.25, a decrease of 41% compared to Diluted EPS of $0.43 in the same period last year as a result of:

•
a $1,671 decrease in Revenues as a result of a decrease in Product Revenues primarily due to a non-recurring large order in International Products and reduced spending in both direct and indirect channels by our government clients as a result of the federal budget sequestration in North America Products. The decrease in Product revenues was partially offset by an increase in Services Revenues primarily due to an increase in core commercial revenues and wireless solutions practice revenues,

•	a $1,802 decrease in Gross profit as a result of the decrease in Revenues noted above and a decrease in Gross profit margin,

•
a $2,745 increase in Selling, general and administrative expenses which were primarily the result of current period investments for growth programs and an increase in restructuring expense of $477 partially offset by costs savings from restructuring activity in the prior year,

•	a $208 increase in Interest expense (income), net resulting from the change in the fair value of the interest-rate swap of $208 (from a gain of $457 in 1Q14 to a gain of $249 in 1Q15),

•
a $977 decrease in Provision for income taxes as a result of a decrease in Income before provision for income taxes partially offset by an increase in the effective rate from 39.5% to 47.2% due to the write-off of certain deferred tax assets related to equity awards, and

•	a 584 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases.
Net cash used for operating activities was $5,882, which included Net income of $3,943 and an increase in working capital of $15,564, a decrease of 129% compared to Net cash provided by operating activities of $20,539, which included Net income of $6,905 and a decrease in working capital of $5,472, in the same period last year.

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

	1Q15	1Q14	% Change
Revenues
North America Products	$19,727	$21,036	(6)%
International Products	$23,492	$27,172	(14)%
Total Products	$43,219	$48,208	(10)%
North America Services	$194,265	$189,666	2%
International Services	$7,742	$9,023	(14)%
Total Services	$202,007	$198,689	2%
Total Revenues	$245,226	$246,897	(1)%
Gross profit
North America Products	$7,959	$8,912	(11)%
% of Revenues	40.3%	42.4%	(5)%
International Products	$9,989	$10,801	(8)%
% of Revenues	42.5%	39.8%	7%
Total Products	$17,948	$19,713	(9)%
% of Revenues	41.5%	40.9%	2%
North America Services	$55,217	$55,187	—%
% of Revenues	28.4%	29.1%	(2)%
International Services	$2,064	$2,131	(3)%
% of Revenues	26.7%	23.6%	13%
Total Services	$57,281	$57,318	—%
% of Revenues	28.4%	28.8%	(1)%
Total Gross Profit	75,229	77,031	(2)%
% of Revenues	30.7%	31.2%	(2)%
Operating income (loss)
North America Products	$1,447	$1,104	31%
% of Revenues	7.3%	5.2%	40%
International Products	$303	$1,649	(82)%
% of Revenues	1.3%	6.1%	(79)%
Total Products	$1,750	$2,753	(36)%
% of Revenues	4.0%	5.7%	(29)%
North America Services	$6,235	$9,423	(34)%
% of Revenues	3.2%	5.0%	(36)%
International Services	$579	$276	110%
% of Revenues	7.5%	3.1%	142%
Total Services	$6,814	$9,699	(30)%
% of Revenues	3.4%	4.9%	(31)%
Total Operating Income (loss)	8,564	12,452	(31)%
% of Revenues	3.5%	5.0%	(30)%

1Q15 vs 1Q14
Total Revenues were $245,226, a decrease of 1% when compared to Total Revenues of $246,897 in the same period last year. Product Revenues were $43,219, a decrease of 10% compared to Product Revenues of $48,208 in the same period last year primarily as a result of a non-recurring large order in International Products sold through integrators within business services whose end-users were government clients and reduced spending in both direct and indirect channels by our government clients in North America Products. The decrease in Product Revenues was partially offset by sales generated by a new direct sales team focused on larger opportunities. Service Revenues were $202,007, an increase of 2% compared to Service Revenues of $198,689 in the same period last year primarily due to an increase in core commercial revenues in North America Services, which includes the Cisco solutions practice, and Wireless solutions practice in North America Services partially offset by a decrease in government revenues in North America Services.
Total Gross profit margin was 30.7%, a decrease of 2% compared to Total Gross profit margin of 31.2% in the same period last year. Product Gross profit margin was 41.5%, an increase of 2% compared to Product Gross profit margin of 40.9% in the same period last year primarily due to lower margins on the non-recurring order in International Products noted above partially offset by the impact of our new direct sales team focused on large competitive deals which tend to carry lower margins and product mix. Service Gross profit margin was 28.4%, a decrease of 1% compared to Service Gross profit margin of 28.8% in the same period last year primarily due to continued competition for lower priority budget dollars.
Total Operating income margin was 3.5%, a decrease of 30% compared to Total Operating income margin of 5.0% in the same period last year. Product Operating income margin was 4.0%, a decrease of 29% compared to Product Operating income margin of 5.7% in the same period last year, primarily due to current period investments for growth programs and infrastructure offset by an increase in Gross profit margins as noted above. Service Operating income margin was 3.4%, a decrease of 31% compared to Service Operating income margin of 4.9% in the same period last year, primarily due to current period investments for growth programs and a decrease in Gross profit margins as noted above.
The Company anticipates it will continue its investment in longer-term programs designed to accelerate the growth in revenue and market penetration which are expected to result in its Operating income margin remaining at or near current levels for Fiscal 2015.
Interest expense, Other expense and Income Taxes

	1Q15	1Q14	% Change
Interest expense	$1,131	$923	23%
% of Revenues	0.5%	0.4%	25%
Income taxes	$3,531	$4,508	(22)%
Effective income tax rate	47.2%	39.5%	20%
1Q15 vs 1Q14
Interest expense was $1,131, an increase of 23% compared to Interest expense of $923 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $208 (from a gain of $457 in 1Q14 to a gain of $249 in 1Q15). Interest expense as a percent of Revenues was 0.5%, an increase of 25% compared to Interest expense as a percent of Revenues of 0.4% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $176,163 and 1.5%, respectively, compared to $193,157 and 1.6% in the same period last year.
Income taxes were $3,531, a decrease of 22% compared to Income taxes of $4,508 in the same period last year. The effective income tax rate was 47.2%, an increase of 20% compared to the effective income tax rate of 39.5% in the same period last year. The effective income tax rate increase from 39.5% to 47.2% was primarily due to the write-off of certain deferred tax assets related to equity awards. The Company expects an effective income tax rate of approximately 39.0% for Fiscal 2015.

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
We seek to allocate company resources in a manner that will enhance shareholder value. Our discretionary investments include: investments in growth programs and infrastructure, strategic acquisitions of high quality growth-oriented companies, a return to our shareholders through dividends and common stock repurchases and repaying our debt.
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	1Q15	4Q14	1Q14
Cash and cash equivalents	$27,768	$30,810	$31,575
Working capital	$191,256	$175,692	$178,757
Long-term debt	$170,536	$160,429	$178,255
Stockholders’ equity	$352,035	$351,117	$482,497
Unused portion of the Credit Agreement	$225,480	$235,595	$217,621
We expect that our cash, the unused portion of the Credit Agreement (hereinafter defined) and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for at least the next 12 months.
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	1Q15	1Q14
Net cash provided by (used for) operating activities	$(5,882)	$20,539
Net cash provided by (used for) investing activities	$(1,914)	$(2,005)
Net cash provided by (used for) financing activities	$5,304	$(17,617)
Net cash provided by (used for) operating activities
Net cash used for operating activities was $5,882, due primarily to Net income of $3,943, inclusive of non-cash charges, an increase in Accounts receivable, net of $14,492 and a decrease in All other liabilities of $13,427, compared to net cash provided by operating activities of $20,539 in the same period last year, due primarily to Net income of $6,905, inclusive of non-cash charges, a decrease in Accounts receivable, net of $7,530 and a decrease in Costs/estimated earnings in excess of billings on uncompleted contracts of $4,284 (primarily due to large contracts where contract billing terms do not necessarily coincide with percentage-of-completion revenue recognition). Changes in the above accounts are based on average Fiscal 2015 and Fiscal 2014 exchange rates, as applicable.
Changes in working capital, and particularly changes in accounts receivable, costs in excess of billings and billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts. The Company expects that its cash provided by operating activities and the availability under its Credit Agreement will be sufficient to fund the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for the next twelve-months.

Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $1,909 compared to $2,003 in the same period last year which related primarily to information technology infrastructure, computer hardware and software and vehicles.
Net cash provided by (used for) financing activities
Proceeds from long-term debt
Proceeds from long-term debt was $10,076, which was used to fund common stock repurchases and operations, compared to repayment of long-term debt of $9,412 in the same period last year, which was funded by cash flow provided by operations.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $2,987 compared to $5,440 in the same period last year. The Company also made tax payments of $949 compared to $1,322 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares.
Since the inception of the repurchase program in April 1999 through June 30, 2014, the Company has repurchased 10,543,394 shares of common stock for an aggregate purchase price of $396,360, or an average purchase price per share of $37.59. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of June 30, 2014, 956,606 shares were available under repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
Dividends
The Company made discretionary investments in the form of dividends to its shareholders of $1,400 compared to $1,291 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.
Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios which could limit the Company's ability to borrow the full amount of the credit facility. As of June 30, 2014, the Company was in compliance with all covenants under the Credit Agreement.
Legal Proceedings
See Note 14 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10‑Q (this "Form 10-Q"), which information is incorporated herein by reference.

Inflation
The overall effects of inflation on the Company have been nominal. Although long-term inflation rates are difficult to predict, the Company continues to strive to minimize the effect of inflation through improved productivity and cost reduction programs as well as price adjustments within the constraints of market competition.
Valuation of Goodwill
As previously disclosed, the Company completed its annual goodwill assessment during the fourth quarter of Fiscal 2014 that resulted in a goodwill impairment loss. The Company then adjusted the carrying value of its reporting units to reflect the goodwill impairment loss and compared that adjusted carrying value to the fair value of the reporting units. The excess of the fair value over this adjusted carrying value was $24,909, $51,957, $16,430 and $1,859 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $8,911, $39,375, $3,333 and $1,402 for North America Products, North America Services, International Products and International Services, respectively.
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
Critical Accounting Policies/Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2015.
Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2015 that have had a material impact on the Company's consolidated financial statements.
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09") that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities have the option of using either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 for public companies and early adoption is not permitted. The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of June 30, 2014, the Company had total long-term obligations of $170,470 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to fixed rate debt through an interest-rate swap agreement (discussed in more detail below) and $45,470 was in variable rate obligations. As of June 30, 2014, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $112 ($68 net of tax) assuming the Company employed no intervention strategies.
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
As of June 30, 2014, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.09 to 1.14 Australian dollar, 1.04 to 1.13 Canadian dollar, 5.41 to 5.53 Danish krone, 0.72 to 0.75 Euro, 13.75 to 13.75 Mexican peso, 5.92 to 6.33 Norwegian kroner, 0.59 to 0.61 British pound sterling, 6.47 to 6.72 Swedish krona, 0.88 to 0.90 Swiss franc and 102.77 to 102.88 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $56,487 and will expire within eight months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2014. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2014 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 27, 2014	—	$—	—	1,086,506
April 28, 2014 to May 25, 2014	129,900	$23.00	129,900	956,606
May 26, 2014 to June 28, 2014	—	$—	—	956,606
Total	129,900	$23.00	129,900	956,606
The 129,900 shares noted in the above table does not include 41,404 shares of common stock designated as treasury shares withheld to satisfy employee income taxes due as a result of the vesting in May 2014 of certain restricted stock units and performance share units.
As of June 28, 2014, 956,606 shares were available for the Company's repurchase under a repurchase program for 1,000,000 shares approved by the Board and announced on October 2, 2012. This repurchase program has no expiration date and none of the Company's repurchase programs were terminated prior to the full repurchase of the authorized amount.
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
Date: August 1, 2014
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