Form 10-Q
period 2014-09-27
BLACK BOX CORP
filed 2014-10-31
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 10, 2014, there were 15,451,600 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 27, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	September 27, 2014	March 31, 2014
Assets
Cash and cash equivalents	$28,352	$30,810
Accounts receivable, net of allowance for doubtful accounts of $5,771 and $6,004	165,297	156,549
Inventories, net	51,205	52,211
Costs/estimated earnings in excess of billings on uncompleted contracts	88,911	89,789
Other assets	25,843	26,974
Total current assets	359,608	356,333
Property, plant and equipment, net	29,227	29,052
Goodwill, net	192,486	192,954
Intangibles, net	93,353	98,645
Other assets	32,320	35,045
Total assets	$706,994	$712,029
Liabilities
Accounts payable	$61,842	$64,603
Accrued compensation and benefits	19,658	26,075
Deferred revenue	31,570	33,847
Billings in excess of costs/estimated earnings on uncompleted contracts	20,588	15,932
Income taxes	4,026	3,169
Other liabilities	41,462	37,015
Total current liabilities	179,146	180,641
Long-term debt	161,423	160,429
Other liabilities	19,537	19,842
Total liabilities	$360,106	$360,912
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,441 and 15,558 shares outstanding, 26,286 and 26,136 issued	26	26
Additional paid-in capital	495,719	492,427
Retained earnings	253,265	249,217
Accumulated other comprehensive income	1,694	7,327
Treasury stock, at cost 10,845 and 10,578 shares	(403,816)	(397,880)
Total stockholders’ equity	$346,888	$351,117
Total liabilities and stockholders’ equity	$706,994	$712,029

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Six-months ended
	September 27 and September 28		September 27 and September 28
In thousands, except per share amounts	2014	2013	2014	2013
Revenues
Products	$44,549	$43,191	$87,768	$91,399
Services	204,324	203,619	406,331	402,308
Total	248,873	246,810	494,099	493,707
Cost of sales *
Products	25,943	24,249	51,214	52,744
Services	149,221	145,433	293,947	286,804
Total	175,164	169,682	345,161	339,548
Gross profit	73,709	77,128	148,938	154,159
Selling, general & administrative expenses	64,016	60,490	128,031	121,760
Intangibles amortization	2,643	3,109	5,293	6,418
Operating income (loss)	7,050	13,529	15,614	25,981
Interest expense, net	1,027	1,378	2,158	2,301
Other expenses (income), net	180	910	139	1,026
Income (loss) before provision for income taxes	5,843	11,241	13,317	22,654
Provision (benefit) for income taxes	2,640	5,656	6,171	10,164
Net income (loss)	$3,203	$5,585	$7,146	$12,490
Earnings (loss) per common share
Basic	$0.21	$0.35	$0.46	$0.78
Diluted	$0.21	$0.35	$0.46	$0.78
Weighted-average common shares outstanding
Basic	15,480	15,955	15,483	15,994
Diluted	15,516	16,036	15,546	16,085
Dividends per share	$0.10	$0.09	$0.20	$0.18
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Six-months ended
	September 27 and September 28		September 27 and September 28
In thousands	2014	2013	2014	2013
Net income (loss)	$3,203	$5,585	$7,146	$12,490
Other comprehensive income (loss)
Foreign currency translation adjustment	(5,953)	4,171	(5,833)	3,448
Pension
Actuarial gain (loss), net of taxes of $1, $2, ($2) and ($1)	1	3	(3)	(2)
Amounts reclassified into results of operations, net of taxes of $28, $51, $56 and $102	43	78	86	156
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of $33, ($235), ($17) and ($345)	53	(383)	(28)	(562)
Amounts reclassified into results of operations, net of taxes of $24, $90, $89 and $131	39	146	145	212
Other comprehensive income (loss)	$(5,817)	$4,015	$(5,633)	$3,252
Comprehensive income (loss)	$(2,614)	$9,600	$1,513	$15,742

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months ended
	September 27 and September 28
In thousands	2014	2013
Operating Activities
Net income (loss)	$7,146	$12,490
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	5,293	6,418
Depreciation	3,394	2,940
Loss (gain) on sale of property	(45)	2
Deferred taxes	(180)	4,627
Stock compensation expense	3,594	3,972
Change in fair value of interest-rate swaps	(546)	(470)
Joint venture investment loss	—	822
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	(9,890)	4,912
Inventories, net	663	3,882
Costs/estimated earnings in excess of billings on uncompleted contracts	705	(2,375)
All other assets	2,648	2,219
Billings in excess of costs/estimated earnings on uncompleted contracts	4,675	1,270
Accounts payable	(2,047)	(176)
All other liabilities	(6,252)	(11,071)
Net cash provided by (used for) operating activities	$9,158	$29,462
Investing Activities
Capital expenditures	(3,522)	(4,090)
Capital disposals	45	4
Prior merger-related (payments)/recoveries	(776)	(759)
Net cash provided by (used for) investing activities	$(4,253)	$(4,845)
Financing Activities
Proceeds (repayments) from long-term debt	$945	$(14,662)
Proceeds (repayments) from short-term debt	2,212	1,072
Deferred financing costs	1	—
Purchase of treasury stock	(5,936)	(12,748)
Proceeds from the exercise of stock options	—	975
Payment of dividends	(2,954)	(2,736)
Increase (decrease) in cash overdrafts	(364)	(213)
Net cash provided by (used for) financing activities	(6,096)	(28,312)
Foreign currency exchange impact on cash	$(1,267)	$(184)
Increase/(decrease) in cash and cash equivalents	$(2,458)	$(3,879)
Cash and cash equivalents at beginning of period	$30,810	$30,720
Cash and cash equivalents at end of period	$28,352	$26,841
Supplemental cash flow
Cash paid for interest	$2,681	$2,782
Cash paid for income taxes	3,129	7,490
Non-cash financing activities
Dividends payable	1,544	1,430
Capital leases	145	196
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2014 and 2013 were September 27, 2014 and September 28, 2013, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09") that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 for public companies and early adoption is not permitted. The Company is evaluating the method of adoption and the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
Note 3: Inventories
The Company’s Inventories consist of the following:

	September 30, 2014	March 31, 2014
Raw materials	$1,507	$1,294
Finished goods	67,325	68,303
Inventory, gross	68,832	69,597
Excess and obsolete inventory reserves	(17,627)	(17,386)
Inventories, net	$51,205	$52,211
Note 4: Goodwill
The following table summarizes Goodwill at the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2014	$79,749	$506,281	$39,024	$40,126	$665,180
Accumulated impairment losses at March 31, 2014	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2014	$36,904	$142,245	$5,141	$8,664	$192,954

Foreign currency translation adjustment	2	(10)	233	(693)	(468)

Goodwill (gross) at September 30, 2014	$79,751	$506,271	$39,257	$39,433	$664,712
Accumulated impairment losses at September 30, 2014	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at September 30, 2014	$36,906	$142,235	$5,374	$7,971	$192,486
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

Consistent with prior years, during the third quarter of Fiscal 2015, the Company will conduct its annual goodwill impairment assessment. During that process, the Company will determine whether the recent downward adjustment in its profitability outlook for the remainder of Fiscal 2015 and an expected increase in its weighted-average cost of capital will impact the valuation of goodwill. A significant decrease in the fair value of our reporting units could result in a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.
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
Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	September 30, 2014			March 31, 2014
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,139	$11,641	$498	$12,261	$11,577	$684
Customer relationships	137,267	73,314	63,953	137,267	68,644	68,623
Acquired backlog	20,838	19,675	1,163	20,838	19,239	1,599
Total	$170,244	$104,630	$65,614	$170,366	$99,460	$70,906
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$206,236	$112,883	$93,353	$206,358	$107,713	$98,645
The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer relationships	Total
March 31, 2014	$27,739	$2,283	$68,623	$98,645
Intangibles amortization	—	(623)	(4,670)	(5,293)
Foreign currency translation adjustment	—	1	—	1
September 30, 2014	$27,739	$1,661	$63,953	$93,353
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2015, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2015	$5,257
2016	10,271
2017	8,884
2018	7,428
2019	6,446
Thereafter	27,328
Total	$65,614

Note 6: Indebtedness
The Company’s Long-term debt consists of the following:

	September 30, 2014	March 31, 2014
Revolving credit agreement	$161,360	$160,355
Other	343	277
Total debt	$161,703	$160,632
Less: current portion (included in Other liabilities)	(280)	(203)
Long-term debt	$161,423	$160,429
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2014, the Company was in compliance with all covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended September 30, 2014 was $198,055, $186,676 and 1.6%, respectively, compared to $196,185, $187,704 and 1.5%, respectively, for the three-months ended September 30, 2013. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six-months ended September 30, 2014 was $198,055, $181,478 and 1.5%, respectively, compared to $208,675, $190,415 and 1.6%, respectively, for the six-months ended September 30, 2013.
As of September 30, 2014, the Company had $4,050 outstanding in letters of credit and $234,590 in unused commitments under the Credit Agreement.
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

As of September 30, 2014, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $56,719 and will expire within eight months. There was no hedge ineffectiveness during Fiscal 2015 or Fiscal 2014.
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
The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	September 30, 2014	March 31, 2014	September 30, 2014	March 31, 2014
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$2,357	$358
Foreign currency contracts	Other assets (current)	$351	$478
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			$1,001	$1,547

		Three-months ended		Six-months ended
		September 30		September 30
	Classification	2014	2013	2014	2013
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$53	$(383)	$(28)	$(562)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$39	$146	$145	$212
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$297	$13	$546	$470
Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of [1]
	September 30, 2014
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$351	$—	$351
1 Pension plan assets, not included in the table above, are measured annually using level 1 (mutual funds) and level 2 (common collective trust) inputs.

	Liabilities at Fair Value as of
	September 30, 2014
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$2,357	$—	$2,357
Interest-rate swaps	—	1,001	—	1,001
Total	$—	$3,358	$—	$3,358
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.
Note 9: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	September 30, 2014	March 31, 2014
Foreign currency translation adjustment	$11,263	$17,096
Derivative instruments, net of tax	(141)	(258)
Defined benefit pension, net of tax	(9,428)	(9,511)
Accumulated other comprehensive income	$1,694	$7,327
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
2Q15	September 26, 2014	October 10, 2014	$0.10	$1,544
1Q15	June 27, 2014	July 11, 2014	$0.10	$1,554
2Q14	September 27, 2013	October 11, 2013	$0.09	$1,430
1Q14	June 28, 2013	July 12, 2013	$0.09	$1,445
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
Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended		Six-months ended
	September 30		September 30
	2014	2013	2014	2013
Common stock purchased	95,433	210,000	266,737	465,506
Aggregate purchase price	$2,000	$5,985	$5,936	$12,748
Average purchase price	$20.96	$28.50	$22.26	$27.38

During the six-month period ended September 30, 2014, the Company made tax payments of $949 and withheld 41,404 shares of common stock, which were designated as treasury shares, at an average price per share of $22.92, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares. During the six-month period ended September 30, 2013, the Company made tax payments of $1,322 and withheld 51,194 shares of common stock, which were designated as treasury shares, at an average price per share of $25.82, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of its repurchase programs beginning in April 1999 and through September 30, 2014, the Company has repurchased 10,638,827 shares of common stock for an aggregate purchase price of $398,360, or an average purchase price per share of $37.44. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of September 30, 2014, 861,173 shares were available under the most recent repurchase program approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
Note 10: Income Taxes
The Company's provision for income taxes for the three-months ended September 30, 2014 was $2,640, an effective tax rate of 45.2% on income before provision for income taxes of $5,843, compared to a provision for income taxes for the three-months ended September 30, 2013 of $5,656, an effective tax rate of 50.3% on income before provision for income taxes of $11,241. The effective tax rate decrease from 50.3% to 45.2% was primarily due to the reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates. The Company's provision for income taxes for the six-months ended September 30, 2014 was $6,171, an effective tax rate of 46.3% on income before provision for income taxes of $13,317, compared to a provision for income taxes for the six-months ended September 30, 2013 of $10,164, an effective tax rate of 44.9% on income before provision for income taxes of $22,654. The effective tax rate increase from 44.9% to 46.3% was primarily due to the write-off of certain deferred tax assets related to equity awards partially offset by a reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates. The effective tax rate for the six-months ended September 30, 2014 of 46.3% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by the reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates.
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
Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of September 30, 2014, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 5,078,542 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $1,282 and $1,526 for the three-months ended September 30, 2014 and 2013, respectively, and $3,594 and $3,972 for the six-months ended September 30, 2014 and 2013, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $468 and $557 for the three-months ended September 30, 2014 and 2013, respectively, and $1,311 and $1,449 for the six-months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

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

	Six-months ended
	September 30
	2014	2013
Expected life (in years)	7.7	6.8
Risk free interest rate	2.3%	1.3%
Annual forfeiture rate	1.5%	2.5%
Expected Volatility	45.1%	42.3%
Dividend yield	1.3%	1.3%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2014	2,018	$32.89
Granted	166	21.79
Exercised	—	—
Forfeited or cancelled	(276)	34.69
Outstanding at September 30, 2014	1,908	$31.67	4.0	$578
Exercisable at September 30, 2014	1,608	$33.23	3.1	$166
The weighted-average grant-date fair value of options granted during the six-months ended September 30, 2014 and 2013 was $9.59 and $10.06, respectively. The intrinsic value of options exercised during the six-months ended September 30, 2014 and 2013 was $0 and $21, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on September 26, 2014, which was $23.91.
The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	258	$10.07
Granted	166	9.59
Vested	(118)	10.38
Forfeited	(6)	9.77
September 30, 2014	300	$9.68
As of September 30, 2014, there was $2,300 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	289	$25.73
Granted	181	21.79
Vested	(150)	25.60
Forfeited	(13)	24.64
September 30, 2014	307	$23.51
The total fair value of shares that vested during the six-months ended September 30, 2014 and 2013 was $3,401 and $4,157, respectively.
As of September 30, 2014, there was $4,701 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.
Performance share awards
Performance share awards are subject to one of the performance goals - the Company's Relative Total Shareholder Return ("TSR") Ranking or cumulative Adjusted EBITDA - each over a three-year period. The Company’s Relative TSR Ranking metric is based on the three-year cumulative return to stockholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation valuation method which includes the following weighted-average assumptions.

	Six-months ended
	September 30
	2014	2013
Risk free interest rate	0.8%	0.4%
Expected Volatility	44.7%	41.1%
Dividend yield	1.3%	1.3%
The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	255	$28.66
Granted	115	23.05
Vested	—	—
Forfeited	(88)	33.92
September 30, 2014	282	$24.72
The total fair value of shares that vested during the six-months ended September 30, 2014 and 2013 was $0 and $570, respectively.
As of September 30, 2014, there was $2,001 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.2 years.

Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Three-months ended		Six-months ended
	September 30		September 30
	2014	2013	2014	2013
Net income (loss)	$3,203	$5,585	$7,146	$12,490
Weighted-average common shares outstanding (basic)	15,480	15,955	15,483	15,994
Effect of dilutive securities from equity awards	36	81	63	91
Weighted-average common shares outstanding (diluted)	15,516	16,036	15,546	16,085
Basic earnings (loss) per common share	$0.21	$0.35	$0.46	$0.78
Dilutive earnings (loss) per common share	$0.21	$0.35	$0.46	$0.78

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,014,132 and 2,156,490 non-dilutive equity awards outstanding for the three-months ended September 30, 2014 and 2013, respectively, and 1,931,703 and 2,326,449 non-dilutive equity awards outstanding for the six-months ended September 30, 2014 and 2013, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.
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

The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
2Q15
Revenues	$23,167	$197,519	$21,382	$6,805	$248,873
Gross profit	9,683	53,462	8,923	1,641	73,709
Operating income (loss)	1,860	5,404	(252)	38	7,050
Depreciation expense	541	932	166	37	1,676
Intangibles amortization	—	2,643	—	—	2,643
Capital expenditures	607	866	97	43	1,613
Assets (as of September 30)	94,720	536,300	48,544	27,430	706,994

2Q14
Revenues	21,615	194,518	21,576	9,101	246,810
Gross profit	9,377	56,220	9,565	1,966	77,128
Operating income (loss)(1)	2,624	9,928	924	53	13,529
Depreciation expense	500	878	137	50	1,565
Intangibles amortization	—	3,103	—	6	3,109
Capital expenditures	907	1,052	95	33	2,087
Assets (as of September 30)	135,387	618,158	67,293	37,095	857,933

2QYTD15
Revenues	42,894	391,784	44,874	14,547	494,099
Gross profit	17,642	108,679	18,912	3,705	148,938
Operating income (loss)(1)	2,089	12,857	51	617	15,614
Depreciation expense	1,091	1,879	346	78	3,394
Intangibles amortization	—	5,290	—	3	5,293
Capital expenditures	967	2,283	229	43	3,522
Assets (as of September 30)	94,720	536,300	48,544	27,430	706,994

2QYTD14
Revenues	42,651	384,184	48,748	18,124	493,707
Gross profit	18,289	111,407	20,366	4,097	154,159
Operating income (loss)(1)	3,503	19,576	2,573	329	25,981
Depreciation expense	827	1,744	276	93	2,940
Intangibles amortization	—	6,406	—	12	6,418
Capital expenditures	2,173	1,545	320	52	4,090
Assets (as of September 30)	135,387	618,158	67,293	37,095	857,933
(1) These results reflect a reclassification of expense that reduced Operating income (loss) in North America Products by $250, $1,218 and $475 in 2Q14, 2QYTD15 and 2QYTD14, respectively, with a corresponding increase of the same amounts for Operating income (loss) in North America Services. This reclassification had no effect on our consolidated financial results.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three and six-months ended September 30, 2014 and 2013 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2014 (the "Form 10-K"). References to “2Q15” mean the three-month period ended September 30, 2014 while references to “2Q14” mean the three-month period ended September 30, 2013. References to “2QYTD15” mean the six-month period ended September 30, 2014 while references to “2QYTD14” mean the six-month period ended September 30, 2013. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of September 30, 2014 and 2013 were September 27, 2014 and September 28, 2013, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
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

The Company generates backlog which is defined by the Company as orders and contracts considered to be firm. At September 30, 2014, the Company's total backlog, which relates primarily to Services, was $389,920, of which $257,939 is expected to be completed within the next twelve months.
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

2QYTD15 vs 2QYTD14 Summary

	2QYTD15	2QYTD14	% Change
Revenues	$494,099	$493,707	—%
Gross profit margin	30.1%	31.2%	(4)%
Operating income margin	3.2%	5.3%	(40)%
Diluted EPS	$0.46	$0.78	(41)%
Net cash provided by (used for) operating activities	$9,158	$29,462	(69)%
Diluted EPS was $0.46, a decrease of 41% compared to Diluted EPS of $0.78 in the same period last year as a result of:

•
a $392 increase in Revenues as a result of an increase in Service Revenues primarily due to an increase in core commercial revenues in North America Services, which includes the Cisco solutions practice, and Wireless solutions practice, also in North America Services, partially offset by a decrease in Product Revenues primarily due to a non-recurring large order in International Products in Fiscal 2014,

•	a $5,221 decrease in Gross profit as a result of a decrease in Gross profit margin related to both Product and Service Revenues as discussed herein,

•
a $6,271 increase in Selling, general and administrative expenses which were primarily the result of current period investments for growth programs and an increase in restructuring expense of $875 partially offset by cost savings from restructuring activity in the prior year,

•	a $143 decrease in Interest expense (income), net resulting from the change in the fair value of the interest-rate swap of $76 (from a gain of $470 in 2QYTD14 to a gain of $546 in 2QYTD15),

•
a $3,993 decrease in Provision for income taxes as a result of a decrease in Income before provision for income taxes partially offset by an increase in the effective rate from 44.9% to 46.3% due to the write-off of certain deferred tax assets related to equity awards partially offset by a reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates, and

•	a 539 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases.
Net cash provided by operating activities was $9,158, which included Net income of $7,146 and an increase in working capital of $4,770, a decrease of 69% compared to $29,462, which included Net income of $12,490 and a decrease in working capital of $2,832, in the same period last year. The decrease was primarily due to the timing of working capital items.

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

	2Q15	2Q14	% Change	2QYTD15	2QYTD14	% Change
Revenues
North America Products	$23,167	$21,615	7%	$42,894	$42,651	1%
International Products	$21,382	$21,576	(1)%	$44,874	$48,748	(8)%
Total Products	$44,549	$43,191	3%	$87,768	$91,399	(4)%
North America Services	$197,519	$194,518	2%	$391,784	$384,184	2%
International Services	$6,805	$9,101	(25)%	$14,547	$18,124	(20)%
Total Services	$204,324	$203,619	—%	$406,331	$402,308	1%
Total Revenues	$248,873	$246,810	1%	$494,099	$493,707	—%
Gross profit
North America Products	$9,683	$9,377	3%	$17,642	$18,289	(4)%
% of Revenues	41.8%	43.4%	(4)%	41.1%	42.9%	(4)%
International Products	$8,923	$9,565	(7)%	$18,912	$20,366	(7)%
% of Revenues	41.7%	44.3%	(6)%	42.1%	41.8%	1%
Total Products	$18,606	$18,942	(2)%	$36,554	$38,655	(5)%
% of Revenues	41.8%	43.9%	(5)%	41.6%	42.3%	(2)%
North America Services	$53,462	$56,220	(5)%	$108,679	$111,407	(2)%
% of Revenues	27.1%	28.9%	(6)%	27.7%	29.0%	(5)%
International Services	$1,641	$1,966	(17)%	$3,705	$4,097	(10)%
% of Revenues	24.1%	21.6%	12%	25.5%	22.6%	13%
Total Services	$55,103	$58,186	(5)%	$112,384	$115,504	(3)%
% of Revenues	27.0%	28.6%	(6)%	27.7%	28.7%	(4)%
Total Gross Profit	73,709	77,128	(4)%	148,938	154,159	(3)%
% of Revenues	29.6%	31.2%	(5)%	30.1%	31.2%	(4)%
Operating income (loss)(1)
North America Products	$1,860	$2,624	(29)%	$2,089	$3,503	(40)%
% of Revenues	8.0%	12.1%	(34)%	4.9%	8.2%	(40)%
International Products	$(252)	$924	(127)%	$51	$2,573	(98)%
% of Revenues	(1.2)%	4.3%	(128)%	0.1%	5.3%	(98)%
Total Products	$1,608	$3,548	(55)%	$2,140	$6,076	(65)%
% of Revenues	3.6%	8.2%	(56)%	2.4%	6.6%	(63)%
North America Services	$5,404	$9,928	(46)%	$12,857	$19,576	(34)%
% of Revenues	2.7%	5.1%	(47)%	3.3%	5.1%	(35)%
International Services	$38	$53	(28)%	$617	$329	88%
% of Revenues	0.6%	0.6%	—%	4.2%	1.8%	133%
Total Services	$5,442	$9,981	(46)%	$13,474	$19,905	(32)%
% of Revenues	2.7%	4.9%	(45)%	3.3%	4.9%	(33)%
Total Operating Income (loss)	7,050	13,529	(48)%	15,614	25,981	(40)%
% of Revenues	2.8%	5.5%	(49)%	3.2%	5.3%	(40)%
(1) These results reflect a reclassification of expense that reduced Operating income (loss) in North America Products by $250, $1,218 and $475 in 2Q14, 2QYTD15 and 2QYTD14, respectively, with a corresponding increase of the same amounts for Operating income (loss) in North America Services. This reclassification had no effect on our consolidated financial results.

2Q15 vs 2Q14
Total Revenues were $248,873, an increase of 1% when compared to Total Revenues of $246,810 in the same period last year. Product Revenues were $44,549, an increase of 3% compared to Product Revenues of $43,191 in the same period last year primarily as a result of sales generated by a new direct sales program focused on larger opportunities. Service Revenues were $204,324, consistent with Service Revenues of $203,619 in the same period last year primarily due to an increase in core commercial revenues, which includes the Cisco solutions practice, and Wireless solutions practice in North America Services, partially offset by a decrease in government revenues in North America Services due to lower project bidding volume.
Total Gross profit margin was 29.6%, a decrease of 5% compared to Total Gross profit margin of 31.2% in the same period last year. Product Gross profit margin was 41.8%, a decrease of 5% compared to Product Gross profit margin of 43.9% in the same period last year primarily due to the impact of our new direct sales program focused on large competitive deals which tend to carry lower margins and product mix. Service Gross profit margin was 27.0%, a decrease of 6% compared to Service Gross profit margin of 28.6% in the same period last year primarily due to $3,067 of unanticipated costs required to complete a fixed price contract, which decreased gross profit margin by 1.2%, and a decrease in profitability associated with core commercial revenues in North America as a result of continued competition for lower priority budget dollars partially offset by an increase in profitability associated with government revenues in North America due to multiple projects with higher than normal profitability.
Total Operating income margin was 2.8%, a decrease of 49% compared to Total Operating income margin of 5.5% in the same period last year. Product Operating income margin was 3.6%, a decrease of 56% compared to Product Operating income margin of 8.2% in the same period last year, primarily due to current period investments for growth programs and infrastructure and a decrease in Gross profit margins as noted above. Service Operating income margin was 2.7%, a decrease of 45% compared to Service Operating income margin of 4.9% in the same period last year, primarily due to current period investments for growth programs and a decrease in Gross profit margins as noted above.
2QYTD15 vs 2QYTD14
Total Revenues were $494,099, consistent with Total Revenues of $493,707 in the same period last year. Product Revenues were $87,768, a decrease of 4% compared to Product Revenues of $91,399 in the same period last year primarily as a result of a non-recurring large order in International Products sold through integrators within business services whose end-users were government clients and reduced spending in both direct and indirect channels by our government clients in North America Products. The decrease in Product Revenues was partially offset by sales generated by a new direct sales program focused on larger opportunities. Service Revenues were $406,331, an increase of 1% compared to Service Revenues of $402,308 in the same period last year primarily due to an increase in core commercial revenues, which includes the Cisco solutions practice, and Wireless solutions practice in North America Services, partially offset by a decrease in government revenues in North America Services due to lower project bidding volume.
Total Gross profit margin was 30.1%, a decrease of 4% compared to Total Gross profit margin of 31.2% in the same period last year. Product Gross profit margin was 41.6%, a decrease of 2% compared to Product Gross profit margin of 42.3% in the same period last year primarily due to the impact of our new direct sales program focused on large competitive deals which tend to carry lower margins and product mix partially offset by lower margins on the non-recurring order in International Products noted above. Service Gross profit margin was 27.7%, a decrease of 4% compared to Service Gross profit margin of 28.7% in the same period last year primarily due to $3,067 of unanticipated costs required to complete a fixed price contract, which decreased gross profit margin by 0.7%, and a decrease in profitability associated with core commercial revenues in North America as a result of continued competition for lower priority budget dollars partially offset by an increase in profitability associated with government revenues in North America due to multiple projects with higher than normal profitability.
Total Operating income margin was 3.2%, a decrease of 40% compared to Total Operating income margin of 5.3% in the same period last year. Product Operating income margin was 2.4%, a decrease of 63% compared to Product Operating income margin of 6.6% in the same period last year, primarily due to current period investments for growth programs and infrastructure and a decrease in Gross profit margins as noted above. Service Operating income margin was 3.3%, a decrease of 33% compared to Service Operating income margin of 4.9% in the same period last year, primarily due to current period investments for growth programs and a decrease in Gross profit margins as noted above.
The Company anticipates it will continue its investment in longer-term programs designed to accelerate the growth in revenue and market penetration which are expected to result in its Operating income margin remaining at or near current levels for Fiscal 2015.

Interest expense, Other expense and Income Taxes

	2Q15	2Q14	% Change	2QYTD15	2QYTD14	% Change
Interest expense	$1,027	$1,378	(26)%	$2,158	$2,301	(6)%
% of Revenues	0.4%	0.6%	(33)%	0.4%	0.5%	(20)%
Income taxes	$2,640	$5,656	(53)%	$6,171	$10,164	(39)%
Effective income tax rate	45.2%	50.3%	(10)%	46.3%	44.9%	3%
2Q15 vs 2Q14
Interest expense was $1,027, a decrease of 26% compared to Interest expense of $1,378 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $284 (from a gain of $13 in 2Q14 to a gain of $297 in 2Q15). Interest expense as a percent of Revenues was 0.4%, a decrease of 33% compared to Interest expense as a percent of Revenues of 0.6% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $186,676 and 1.6%, respectively, compared to $187,704 and 1.5% in the same period last year.
Income taxes were $2,640, a decrease of 53% compared to Income taxes of $5,656 in the same period last year. The effective income tax rate was 45.2%, a decrease of 10% compared to the effective income tax rate of 50.3% in the same period last year. The effective income tax rate decrease from 50.3% to 45.2% was primarily due to the reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates. The Company expects an effective income tax rate of approximately 39.0% for Fiscal 2015.
2QYTD15 vs 2QYTD14
Interest expense was $2,158, a decrease of 6% compared to Interest expense of $2,301 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $76 (from a gain of $470 in 2QYTD14 to a gain of $546 in 2QYTD15). Interest expense as a percent of Revenues was 0.4%, a decrease of 20% compared to Interest expense as a percent of Revenues of 0.5% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $181,478 and 1.5%, respectively, compared to $190,415 and 1.6% in the same period last year.
Income taxes were $6,171, a decrease of 39% compared to Income taxes of $10,164 in the same period last year. The effective income tax rate was 46.3%, an increase of 3% compared to the effective income tax rate of 44.9% in the same period last year. The effective income tax rate increase from 44.9% to 46.3% was primarily due to the write-off of certain deferred tax assets related to equity awards partially offset by the reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates. The Company expects an effective income tax rate of approximately 39.0% for Fiscal 2015.
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
We seek to allocate company resources in a manner that will enhance stockholder value. Our discretionary investments include: investments in growth programs and infrastructure, strategic acquisitions of high quality growth-oriented companies, a return to our stockholders through dividends and common stock repurchases and repaying our debt.

Liquidity Position
The following is a summary of our capitalization and liquidity position.

	2Q15	4Q14	2Q14
Cash and cash equivalents	$28,352	$30,810	$26,841
Working capital	$180,462	$175,692	$181,397
Long-term debt	$161,423	$160,429	$173,096
Stockholders’ equity	$346,888	$351,117	$486,911
Unused portion of the Credit Agreement	$234,590	$235,595	$222,945
We expect that our cash, the unused portion of the Credit Agreement (hereinafter defined) and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for at least the next 12 months.
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	2QYTD15	2QYTD14
Net cash provided by (used for) operating activities	$9,158	$29,462
Net cash provided by (used for) investing activities	$(4,253)	$(4,845)
Net cash provided by (used for) financing activities	$(6,096)	$(28,312)
Net cash provided by (used for) operating activities
Net cash provided by operating activities was $9,158, due primarily to Net income of $7,146, inclusive of non-cash charges, an increase in Accounts receivable, net of $9,890 and a decrease in All other liabilities of $6,252, compared to net cash provided by operating activities of $29,462 in the same period last year, due primarily to Net income of $12,490, inclusive of non-cash charges, a decrease in Accounts receivable, net of $4,912 and a decrease in All other liabilities of $11,071. Changes in the above accounts are based on average Fiscal 2015 and Fiscal 2014 exchange rates, as applicable.
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
The Company made investments of $3,522 compared to $4,090 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and vehicles.
Net cash provided by (used for) financing activities
Proceeds from long-term debt
Proceeds from long-term debt was $945, which was used to fund common stock repurchases and operations, compared to repayment of long-term debt of $14,662 in the same period last year, which was funded by cash flow provided by operations.

Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $4,987 compared to $11,426 in the same period last year. The Company also made tax payments of $949 compared to $1,322 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares.
Since the inception of the repurchase program in April 1999 through September 30, 2014, the Company has repurchased 10,638,827 shares of common stock for an aggregate purchase price of $398,360, or an average purchase price per share of $37.44. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of September 30, 2014, 861,173 shares were available under repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
Dividends
The Company made discretionary investments in the form of dividends to its stockholders of $2,954 compared to $2,736 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.
Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios which could limit the Company's ability to borrow the full amount of the credit facility. As of September 30, 2014, the Company was in compliance with all covenants under the Credit Agreement.
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
Consistent with prior years, during the third quarter of Fiscal 2015, the Company will conduct its annual goodwill impairment assessment. During that process, the Company will determine whether the recent downward adjustment in its profitability outlook for the remainder of Fiscal 2015 and an expected increase in its weighted-average cost of capital will impact the valuation of goodwill. A significant decrease in the fair value of our reporting units could result in a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.
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
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09") that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 for public companies and early adoption is not permitted. The Company is evaluating the method of adoption and the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Cautionary Forward Looking Statements
When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "should," "expects," "intends," "anticipates," "believes," "estimates," "approximates," "targets," "plans" and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs and other initiatives, successful marketing of the Company's product and services offerings, successful implementation of the Company’s integration initiatives, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company’s control. Additional risk factors are included in the Form 10-K. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10‑Q. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to be correct. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of September 30, 2014, the Company had total long-term obligations of $161,360 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to fixed rate debt through an interest-rate swap agreement (discussed in more detail below) and $36,360 was in variable rate obligations. As of September 30, 2014, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $90 ($55 net of tax) assuming the Company employed no intervention strategies.
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
As of September 30, 2014, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.06 to 1.13 Australian dollar, 1.08 to 1.11 Canadian dollar, 5.41 to 5.68 Danish krone, 0.73 to 0.76 Euro, 13.26 to 13.26 Mexican peso, 6.08 to 6.33 Norwegian kroner, 0.59 to 0.61 British pound sterling, 6.48 to 7.23 Swedish krona, 0.90 to 0.92 Swiss franc and 102.77 to 104.95 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $56,719 and will expire within eight months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2014. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2014 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2014 to July 27, 2014	—	$—	—	956,606
July 28, 2014 to August 24, 2014	95,433	$20.96	95,433	861,173
August 25, 2014 to September 27, 2014	—	$—	—	861,173
Total	95,433	$20.96	95,433	861,173
As of September 27, 2014, 861,173 shares were available for the Company's repurchase under a repurchase program for 1,000,000 shares approved by the Board and announced on October 2, 2012. This repurchase program has no expiration date and none of the Company's repurchase programs were terminated prior to the full repurchase of the authorized amount.
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
Date: October 31, 2014
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