Form 10-Q
period 2014-12-27
BLACK BOX CORP
filed 2015-02-02
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 9, 2015, there were 15,363,200 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 27, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	December 27, 2014	March 31, 2014
Assets
Cash and cash equivalents	$33,294	$30,810
Accounts receivable, net of allowance for doubtful accounts of $5,632 and $6,004	178,069	156,549
Inventories, net	54,921	52,211
Costs/estimated earnings in excess of billings on uncompleted contracts	83,707	89,789
Other assets	26,111	26,974
Total current assets	376,102	356,333
Property, plant and equipment, net	30,162	29,052
Goodwill, net	191,927	192,954
Intangibles, net	90,706	98,645
Other assets	30,932	35,045
Total assets	$719,829	$712,029
Liabilities
Accounts payable	$64,823	$64,603
Accrued compensation and benefits	21,084	26,075
Deferred revenue	29,527	33,847
Billings in excess of costs/estimated earnings on uncompleted contracts	21,613	15,932
Income taxes	2,729	3,169
Other liabilities	39,542	37,015
Total current liabilities	179,318	180,641
Long-term debt	176,054	160,429
Other liabilities	19,137	19,842
Total liabilities	$374,509	$360,912
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,363 and 15,558 shares outstanding, 26,301 and 26,136 issued	26	26
Additional paid-in capital	496,975	492,427
Retained earnings	257,003	249,217
Accumulated other comprehensive income	(2,755)	7,327
Treasury stock, at cost 10,938 and 10,578 shares	(405,929)	(397,880)
Total stockholders’ equity	$345,320	$351,117
Total liabilities and stockholders’ equity	$719,829	$712,029

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Nine-months ended
	December 27 and December 28		December 27 and December 28
In thousands, except per share amounts	2014	2013	2014	2013
Revenues
Total Products	$46,616	$44,528	$134,384	$135,927
Total Services	206,678	195,161	613,009	597,469
Total	253,294	239,689	747,393	733,396
Cost of sales *
Total Products	27,930	25,754	79,144	78,498
Total Services	148,569	140,151	442,516	426,955
Total	176,499	165,905	521,660	505,453
Gross profit	76,795	73,784	225,733	227,943
Selling, general & administrative expenses	65,145	60,366	193,176	182,126
Intangibles amortization	2,647	2,923	7,940	9,341
Operating income (loss)	9,003	10,495	24,617	36,476
Interest expense, net	1,170	1,230	3,328	3,531
Other expenses (income), net	112	84	251	1,110
Income (loss) before provision for income taxes	7,721	9,181	21,038	31,835
Provision (benefit) for income taxes	2,447	2,523	8,618	12,687
Net income (loss)	$5,274	$6,658	$12,420	$19,148
Earnings (loss) per common share
Basic	$0.34	$0.42	$0.80	$1.20
Diluted	$0.34	$0.42	$0.80	$1.20
Weighted-average common shares outstanding
Basic	15,392	15,771	15,439	15,902
Diluted	15,454	15,867	15,501	15,989
Dividends per share	$0.10	$0.09	$0.30	$0.27
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Nine-months ended
	December 27 and December 28		December 27 and December 28
In thousands	2014	2013	2014	2013
Net income (loss)	$5,274	$6,658	$12,420	$19,148
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,594)	427	(10,427)	3,875
Pension
Actuarial gain (loss), net of taxes of $5, ($1), $3 and ($2)	8	(2)	5	(4)
Amounts reclassified into results of operations, net of taxes of $28, $51, $84 and $153	43	78	129	234
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($57), ($131), ($74) and ($476)	(92)	(214)	(120)	(776)
Amounts reclassified into results of operations, net of taxes of $114, $211, $203 and $342	186	343	331	555
Other comprehensive income (loss)	$(4,449)	$632	$(10,082)	$3,884
Comprehensive income (loss)	$825	$7,290	$2,338	$23,032

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-months ended
	December 27 and December 28
In thousands	2014	2013
Operating Activities
Net income (loss)	$12,420	$19,148
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	7,940	9,341
Depreciation	5,143	4,576
Loss (gain) on sale of property	(93)	101
Deferred taxes	(148)	5,025
Stock compensation expense	4,909	5,486
Change in fair value of interest-rate swaps	(837)	(636)
Joint venture investment loss	—	822
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	(24,066)	(14,248)
Inventories, net	(3,376)	2,807
Costs/estimated earnings in excess of billings on uncompleted contracts	5,775	9,702
All other assets	2,069	1,225
Billings in excess of costs/estimated earnings on uncompleted contracts	5,757	2,194
Accounts payable	1,141	(5,752)
All other liabilities	(7,110)	(11,886)
Net cash provided by (used for) operating activities	$9,524	$27,905
Investing Activities
Capital expenditures	(6,366)	(5,542)
Capital disposals	193	4
Prior merger-related (payments)/recoveries	(780)	(770)
Net cash provided by (used for) investing activities	$(6,953)	$(6,308)
Financing Activities
Proceeds (repayments) from long-term debt	$15,551	$(8,480)
Proceeds (repayments) from short-term debt	(1,658)	3,954
Purchase of treasury stock	(8,049)	(18,767)
Proceeds from the exercise of stock options	—	975
Payment of dividends	(4,498)	(4,166)
Increase (decrease) in cash overdrafts	108	(674)
Net cash provided by (used for) financing activities	1,454	(27,158)
Foreign currency exchange impact on cash	$(1,541)	$443
Increase/(decrease) in cash and cash equivalents	$2,484	$(5,118)
Cash and cash equivalents at beginning of period	$30,810	$30,720
Cash and cash equivalents at end of period	$33,294	$25,602
Supplemental cash flow
Cash paid for interest	$5,391	$4,189
Cash paid for income taxes	7,217	10,181
Non-cash financing activities
Dividends payable	1,536	1,410
Capital leases	171	235
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation
Business
Black Box Corporation ("Black Box," or "the Company”) is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms it has built over its 38-year history. The Products Platform is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current product categories offered through this platform include: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. The Services Platform is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which include dedicated sales and engineering resources. The primary services offered through this platform include, but are not limited to: (i) telephony and unified communications, (ii) wired and wireless infrastructure and (iii) managed services. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2014 and 2013 were December 27, 2014 and December 28, 2013, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
Note 3: Inventories
The Company’s Inventories consist of the following:

	December 31, 2014	March 31, 2014
Raw materials	$1,495	$1,294
Finished goods	70,667	68,303
Inventory, gross	72,162	69,597
Excess and obsolete inventory reserves	(17,241)	(17,386)
Inventories, net	$54,921	$52,211
Note 4: Goodwill
The following table summarizes Goodwill at the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2014	$79,749	$506,281	$39,024	$40,126	$665,180
Accumulated impairment losses at March 31, 2014	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2014	$36,904	$142,245	$5,141	$8,664	$192,954

Foreign currency translation adjustment	—	(10)	220	(1,237)	(1,027)

Goodwill (gross) at December 31, 2014	$79,749	$506,271	$39,244	$38,889	$664,153
Accumulated impairment losses at December 31, 2014	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at December 31, 2014	$36,904	$142,235	$5,361	$7,427	$191,927
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2015 using data as of September 27, 2014. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units thus the reporting units are considered not impaired and the second step of the impairment test is not necessary. The excess of the fair value over this adjusted carrying amount was $23,061, $68,364, $14,839 and $1,411 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $8,629, $41,488, $2,998 and $1,265 for North America Products, North America Services, International Products and International Services, respectively.

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
Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	December 31, 2014			March 31, 2014
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$12,040	$11,633	$407	$12,261	$11,577	$684
Customer relationships	137,267	75,652	61,615	137,267	68,644	68,623
Acquired backlog	20,838	19,893	945	20,838	19,239	1,599
Total	$170,145	$107,178	$62,967	$170,366	$99,460	$70,906
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$206,137	$115,431	$90,706	$206,358	$107,713	$98,645
The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions. The Company conducted its intangible assets impairment assessment during the third quarter of Fiscal 2015, using data as of September 27, 2014. There were no indicators that our intangible assets were not recoverable.
The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer relationships	Total
March 31, 2014	$27,739	$2,283	$68,623	$98,645
Intangibles amortization	—	(932)	(7,008)	(7,940)
Foreign currency translation adjustment	—	1	—	1
December 31, 2014	$27,739	$1,352	$61,615	$90,706
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2015, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2015	$2,627
2016	10,271
2017	8,869
2018	7,428
2019	6,446
Thereafter	27,326
Total	$62,967

Note 6: Indebtedness
The Company’s Long-term debt consists of the following:

	December 31, 2014	March 31, 2014
Revolving credit agreement	$176,000	$160,355
Other	327	277
Total debt	$176,327	$160,632
Less: current portion (included in Other liabilities)	(273)	(203)
Long-term debt	$176,054	$160,429
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit, subject to compliance with the Credit Agreement's covenants. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2014, the Company was in compliance with all covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended December 31, 2014 was $206,930, $190,199 and 1.7%, respectively, compared to $208,730, $194,349 and 1.5%, respectively, for the three-months ended December 31, 2013. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine-months ended December 31, 2014 was $206,930, $184,406 and 1.6%, respectively, compared to $208,730, $191,732 and 1.5%, respectively, for the nine-months ended December 31, 2013.
As of December 31, 2014, the Company had $4,050 outstanding in letters of credit and $219,950 in unused commitments, which are limited by a financial covenant, under the Credit Agreement.
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

As of December 31, 2014, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Korean won, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $59,446 and will expire within eight months. There was no hedge ineffectiveness during Fiscal 2015 or Fiscal 2014.
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
The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	December 31, 2014	March 31, 2014	December 31, 2014	March 31, 2014
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$3,472	$358
Foreign currency contracts	Other assets (current)	$520	$478
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			$710	$1,547

		Three-months ended		Nine-months ended
		December 31		December 31
	Classification	2014	2013	2014	2013
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(92)	$(214)	$(120)	$(776)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$186	$343	$331	$555
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$291	$166	$837	$636
Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets at Fair Value as of [1]
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$520	$—	$520
1 Pension plan assets, not included in the table above, are measured annually using level 1 (mutual funds) and level 2 (common collective trust) inputs.

	Liabilities at Fair Value as of
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$3,472	$—	$3,472
Interest-rate swaps	—	710	—	710
Total	$—	$4,182	$—	$4,182
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.
Note 9: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	December 31, 2014	March 31, 2014
Foreign currency translation adjustment	$6,669	$17,096
Derivative instruments, net of tax	(47)	(258)
Defined benefit pension, net of tax	(9,377)	(9,511)
Accumulated other comprehensive income	$(2,755)	$7,327
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
3Q15	December 26, 2014	January 9, 2015	$0.10	$1,536
2Q15	September 26, 2014	October 10, 2014	$0.10	$1,544
1Q15	June 27, 2014	July 11, 2014	$0.10	$1,554
4Q14	March 31, 2014	April 11, 2014	$0.09	$1,400
3Q14	December 27, 2013	January 10, 2014	$0.09	$1,410
2Q14	September 27, 2013	October 11, 2013	$0.09	$1,430
1Q14	June 28, 2013	July 12, 2013	$0.09	$1,445
While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make distributions or dividends as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended		Nine-months ended
	December 31		December 31
	2014	2013	2014	2013
Shares of common stock purchased	93,126	233,530	359,863	699,036
Aggregate purchase price	$2,112	$6,019	$8,048	$18,766
Average purchase price	$22.68	$25.77	$22.37	$26.85
During the nine-month period ended December 31, 2014, the Company made tax payments of $1,062 and withheld 46,130 shares of common stock, which were designated as treasury shares, at an average price per share of $23.01, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares. During the nine-month period ended December 31, 2013, the Company made tax payments of $1,483 and withheld 56,639 shares of common stock, which were designated as treasury shares, at an average price per share of $26.19, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of its repurchase programs beginning in April 1999 and through December 31, 2014, the Company has repurchased 10,727,227 shares of common stock for an aggregate purchase price of $400,360, or an average purchase price per share of $37.32. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of December 31, 2014, 772,773 shares were available under the most recent repurchase program approved by the Board. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, a leverage ratio above 3.0 restricts the company from purchasing its stock on the open market until the conclusion of the next quarterly reporting period with a leverage ratio of 3.0 or below 3.0. At December 31, 2014, the Company's leverage ratio was 3.1 which restricts the Company from repurchasing its stock on the open market during the fourth quarter of Fiscal 2015. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
Note 10: Income Taxes
The Company's provision for income taxes for the three-months ended December 31, 2014 was $2,447, an effective tax rate of 31.7% on income before provision for income taxes of $7,721, compared to a provision for income taxes for the three-months ended December 31, 2013 of $2,523, an effective tax rate of 27.5% on income before provision for income taxes of $9,181. The effective tax rate increase from 27.5% to 31.7% was primarily due to the write-off of certain deferred tax assets related to equity awards and an increase in uncertain income tax positions partially offset by the reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates. The Company's provision for income taxes for the nine-months ended December 31, 2014 was $8,618, an effective tax rate of 41.0% on income before provision for income taxes of $21,038, compared to a provision for income taxes for the nine-months ended December 31, 2013 of $12,687, an effective tax rate of 39.9% on income before provision for income taxes of $31,835. The effective tax rate increase from 39.9% to 41.0% was primarily due to the write-off of certain deferred tax assets related to equity awards and an increase in uncertain income tax positions partially offset by the reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates. The effective tax rate for the nine-months ended December 31, 2014 of 41.0% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by the reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates.
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

Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of December 31, 2014, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 5,109,959 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $1,315 and $1,514 for the three-months ended December 31, 2014 and 2013, respectively, and $4,909 and $5,486 for the nine-months ended December 31, 2014 and 2013, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $479 and $552 for the three-months ended December 31, 2014 and 2013, respectively, and $1,790 and $2,001 for the nine-months ended December 31, 2014 and 2013, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.
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

	Nine-months ended
	December 31
	2014	2013
Expected life (in years)	7.7	6.8
Risk free interest rate	2.3%	1.3%
Annual forfeiture rate	1.5%	2.5%
Expected Volatility	45.1%	42.3%
Dividend yield	1.3%	1.3%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2014	2,018	$32.89
Granted	166	21.79
Exercised	—	—
Forfeited or cancelled	(307)	34.71
Outstanding at December 31, 2014	1,877	$31.61	3.8	$717
Exercisable at December 31, 2014	1,577	$33.19	2.8	$210
The weighted-average grant-date fair value of options granted during the nine-months ended December 31, 2014 and 2013 was $9.59 and $10.06, respectively. The intrinsic value of options exercised during the nine-months ended December 31, 2014 and 2013 was $0 and $21, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on December 26, 2014, which was $24.39.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	258	$10.07
Granted	166	9.59
Vested	(118)	10.38
Forfeited	(6)	9.77
December 31, 2014	300	$9.68
As of December 31, 2014, there was $1,980 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	289	$25.73
Granted	181	21.79
Vested	(165)	25.61
Forfeited	(19)	24.42
December 31, 2014	286	$23.38
The total fair value of shares that vested during the nine-months ended December 31, 2014 and 2013 was $3,771 and $4,675, respectively.
As of December 31, 2014, there was $3,861 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.
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

	Nine-months ended
	December 31
	2014	2013
Risk free interest rate	0.8%	0.4%
Expected Volatility	44.7%	41.1%
Dividend yield	1.3%	1.3%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	255	$28.66
Granted	115	23.05
Vested	—	—
Forfeited	(88)	33.92
December 31, 2014	282	$24.72
The total fair value of shares that vested during the nine-months ended December 31, 2014 and 2013 was $0 and $570, respectively.
As of December 31, 2014, there was $1,567 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 1.9 years.
Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Three-months ended		Nine-months ended
	December 31		December 31
	2014	2013	2014	2013
Net income (loss)	$5,274	$6,658	$12,420	$19,148
Weighted-average common shares outstanding (basic)	15,392	15,771	15,439	15,902
Effect of dilutive securities from equity awards	62	96	62	87
Weighted-average common shares outstanding (diluted)	15,454	15,867	15,501	15,989
Basic earnings (loss) per common share	$0.34	$0.42	$0.80	$1.20
Dilutive earnings (loss) per common share	$0.34	$0.42	$0.80	$1.20

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,882,003 and 1,919,667 non-dilutive equity awards outstanding for the three-months ended December 31, 2014 and 2013, respectively, and 1,885,103 and 2,080,532 non-dilutive equity awards outstanding for the nine-months ended December 31, 2014 and 2013, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.
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

The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
3Q15
Revenues	$21,833	$198,377	$24,783	$8,301	$253,294
Gross profit	8,693	55,815	9,993	2,294	76,795
Operating income (loss)	701	6,915	583	804	9,003
Depreciation expense	552	985	168	44	1,749
Intangibles amortization	—	2,647	—	—	2,647
Capital expenditures	893	1,626	297	28	2,844
Assets (as of December 31)	95,646	549,430	47,169	27,584	719,829

3Q14
Revenues	19,517	185,831	25,011	9,330	239,689
Gross profit	7,967	53,141	10,807	1,869	73,784
Operating income (loss)(1)	721	8,664	1,406	(296)	10,495
Depreciation expense	534	904	155	43	1,636
Intangibles amortization	—	2,920	—	3	2,923
Capital expenditures	442	872	65	73	1,452
Assets (as of December 31)	133,420	624,669	66,069	37,825	861,983

3QYTD15
Revenues	64,727	590,161	69,657	22,848	747,393
Gross profit	26,335	164,494	28,905	5,999	225,733
Operating income (loss)(1)	2,790	19,772	634	1,421	24,617
Depreciation expense	1,643	2,864	514	122	5,143
Intangibles amortization	—	7,937	—	3	7,940
Capital expenditures	1,860	3,909	526	71	6,366
Assets (as of December 31)	95,646	549,430	47,169	27,584	719,829

3QYTD14
Revenues	62,168	570,015	73,759	27,454	733,396
Gross profit	26,256	164,548	31,173	5,966	227,943
Operating income (loss)(1)	4,224	28,240	3,979	33	36,476
Depreciation expense	1,361	2,648	431	136	4,576
Intangibles amortization	—	9,326	—	15	9,341
Capital expenditures	2,615	2,417	385	125	5,542
Assets (as of December 31)	133,420	624,669	66,069	37,825	861,983
(1) These results reflect a reclassification of expense that reduced Operating income (loss) in North America Products by $407, $1,218 and $882 in 3Q14, 3QYTD15 and 3QYTD14, respectively, with a corresponding increase of the same amounts for Operating income (loss) in North America Services. This reclassification had no effect on our consolidated financial results.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three and nine-months ended December 31, 2014 and 2013 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2014 (the "Form 10-K"). References to “3Q15” mean the three-month period ended December 31, 2014 while references to “3Q14” mean the three-month period ended December 31, 2013. References to “3QYTD15” mean the nine-month period ended December 31, 2014 while references to “3QYTD14” mean the nine-month period ended December 31, 2013. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of December 31, 2014 and 2013 were December 27, 2014 and December 28, 2013, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
The Company
Black Box is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms that it has built over its 38 year history.
The Products Platform ("Product") is comprised of global sales and distribution, free 24/7/365 technical support, custom solutions, same-day delivery, lifetime warranties, quality control, global product management and sourcing. The current products offered through the platform include, but are not limited to, IT infrastructure, specialty networking, multimedia and KVM switching.
The Company generates revenues in its Product business from the sale of technology products through its print catalogs and Internet Web site. These products are sold in a highly fragmented and competitive market. The Company has been in this business for over 38 years and has developed a reputation for being a reliable provider of high-quality communications and infrastructure products. With an average order size of less than one thousand dollars, product revenues are less impacted by capital spending and more so by general information technology spending.
The Services Platform ("Service") is comprised of engineering and design, network operations centers, technical certifications, local and national sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which include dedicated sales and engineering resources. The primary services offered through this platform include, but are not limited to, telephony and unified communications, wired and wireless infrastructure and managed services.
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

The Company generates backlog which is defined by the Company as orders and contracts considered to be firm. At December 31, 2014, the Company's total backlog, which relates primarily to Service, was $352,628, of which $229,707 is expected to be completed within the next twelve months.
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

3QYTD15 vs 3QYTD14 Summary

	3QYTD15	3QYTD14	% Change
Revenues	$747,393	$733,396	2%
Gross profit margin	30.2%	31.1%	(3)%
Operating income margin	3.3%	5.0%	(34)%
Diluted EPS	$0.80	$1.20	(33)%
Net cash provided by (used for) operating activities	$9,524	$27,905	(66)%
Diluted EPS was $0.80, a decrease of 33% compared to Diluted EPS of $1.20 in the same period last year as a result of:

•
a $13,997 increase in Revenues as a result of an increase in Service Revenues primarily due to an increase in core commercial revenues in North America Services, which includes the Cisco solutions practice and the Wireless solutions practice, partially offset by a decrease in government revenues in North America Services due to lower project bidding and a decrease in Product Revenues relative to the prior period primarily due to a non-recurring large order in International Products in Fiscal 2014,

•	a $2,210 decrease in Gross profit as a result of a decrease in Gross profit margin related to both Product and Service Revenues as discussed herein,

•
a $11,050 increase in Selling, general and administrative expenses which were primarily the result of current period investments for growth programs and infrastructure and an increase in restructuring expense of $1,009, partially offset by cost savings from restructuring activity in the prior year,

•	a $203 decrease in Interest expense (income), net resulting from the change in the fair value of the interest-rate swap of $201 (from a gain of $636 in 3QYTD14 to a gain of $837 in 3QYTD15),

•
a $4,069 decrease in Provision for income taxes as a result of a decrease in Income before provision for income taxes partially offset by an increase in the effective rate from 39.9% to 41.0% due to the write-off of certain deferred tax assets related to equity awards, partially offset by a reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates, and

•	a 488 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases.
Net cash provided by operating activities was $9,524, which included Net income of $12,420 and an increase in working capital of $21,092, a decrease of 66% compared to $27,905, which included Net income of $19,148 and an increase in working capital of $7,866, in the same period last year. The decrease was primarily due to the timing of working capital items.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income amounts in the table below are presented on a basis consistent with GAAP.

	3Q15	3Q14	% Change	3QYTD15	3QYTD14	% Change
Revenues
North America Products	$21,833	$19,517	12%	$64,727	$62,168	4%
International Products	$24,783	$25,011	(1)%	$69,657	$73,759	(6)%
Total Products	$46,616	$44,528	5%	$134,384	$135,927	(1)%
North America Services	$198,377	$185,831	7%	$590,161	$570,015	4%
International Services	$8,301	$9,330	(11)%	$22,848	$27,454	(17)%
Total Services	$206,678	$195,161	6%	$613,009	$597,469	3%
Total Revenues	$253,294	$239,689	6%	$747,393	$733,396	2%
Gross profit
North America Products	$8,693	$7,967	9%	$26,335	$26,256	—%
% of Revenues	39.8%	40.8%	(3)%	40.7%	42.2%	(4)%
International Products	$9,993	$10,807	(8)%	$28,905	$31,173	(7)%
% of Revenues	40.3%	43.2%	(7)%	41.5%	42.3%	(2)%
Total Products	$18,686	$18,774	(1)%	$55,240	$57,429	(4)%
% of Revenues	40.1%	42.2%	(5)%	41.1%	42.2%	(3)%
North America Services	$55,815	$53,141	5%	$164,494	$164,548	—%
% of Revenues	28.1%	28.6%	(2)%	27.9%	28.9%	(3)%
International Services	$2,294	$1,869	23%	$5,999	$5,966	1%
% of Revenues	27.6%	20.0%	38%	26.3%	21.7%	21%
Total Services	$58,109	$55,010	6%	$170,493	$170,514	—%
% of Revenues	28.1%	28.2%	—%	27.8%	28.5%	(3)%
Total Gross Profit	76,795	73,784	4%	225,733	227,943	(1)%
% of Revenues	30.3%	30.8%	(2)%	30.2%	31.1%	(3)%
Operating income (loss)(1)
North America Products	$701	$721	(3)%	$2,790	$4,224	(34)%
% of Revenues	3.2%	3.7%	(13)%	4.3%	6.8%	(37)%
International Products	$583	$1,406	(59)%	$634	$3,979	(84)%
% of Revenues	2.4%	5.6%	(58)%	0.9%	5.4%	(83)%
Total Products	$1,284	$2,127	(40)%	$3,424	$8,203	(58)%
% of Revenues	2.8%	4.8%	(42)%	2.5%	6.0%	(58)%
North America Services	$6,915	$8,664	(20)%	$19,772	$28,240	(30)%
% of Revenues	3.5%	4.7%	(25)%	3.4%	5.0%	(32)%
International Services	$804	$(296)	(372)%	$1,421	$33	n/m
% of Revenues	9.7%	(3.2)%	(405)%	6.2%	0.1%	n/m
Total Services	$7,719	$8,368	(8)%	$21,193	$28,273	(25)%
% of Revenues	3.7%	4.3%	(13)%	3.5%	4.7%	(27)%
Total Operating Income (loss)	9,003	10,495	(14)%	24,617	36,476	(33)%
% of Revenues	3.6%	4.4%	(19)%	3.3%	5.0%	(34)%
n/m: not meaningful
(1) These results reflect a reclassification of expense that reduced Operating income (loss) in North America Products by $407, $1,218 and $882 in 3Q14, 3QYTD15 and 3QYTD14, respectively, with a corresponding increase of the same amounts for Operating income (loss) in North America Services. This reclassification had no effect on our consolidated financial results.

3Q15 vs 3Q14
Total Revenues were $253,294, an increase of 6% when compared to Total Revenues of $239,689 in the same period last year. Product Revenues were $46,616, an increase of 5% compared to Product Revenues of $44,528 in the same period last year primarily as a result of sales generated by a new direct sales program focused on larger opportunities. Service Revenues were $206,678, an increase of 6% compared to Service Revenues of $195,161 in the same period last year primarily due to an increase in core commercial revenues, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services, partially offset by a decrease in government revenues in North America Services due to lower project bidding volume.
Total Gross profit margin was 30.3%, a decrease of 2% compared to Total Gross profit margin of 30.8% in the same period last year. Product Gross profit margin was 40.1%, a decrease of 5% compared to Product Gross profit margin of 42.2% in the same period last year primarily due to the impact of our new direct sales program focused on large competitive deals which tend to carry lower margins and product mix. Service Gross profit margin was 28.1%, a decrease compared to Service Gross profit margin of 28.2% in the same period last year primarily due to a decrease in profitability associated with core commercial revenues in North America Services as a result of continued competition for lower priority budget dollars partially offset by an increase in profitability associated with government revenues in North America Services due to multiple projects with higher than normal profitability.
Total Operating income margin was 3.6%, a decrease of 19% compared to Total Operating income margin of 4.4% in the same period last year. Product Operating income margin was 2.8%, a decrease of 42% compared to Product Operating income margin of 4.8% in the same period last year, primarily due to current period investments for growth programs and infrastructure and a decrease in Gross profit margins as noted above. Service Operating income margin was 3.7%, a decrease of 13% compared to Service Operating income margin of 4.3% in the same period last year, primarily due to current period investments for growth programs and infrastructure and a decrease in Gross profit margins as noted above.
3QYTD15 vs 3QYTD14
Total Revenues were $747,393, an increase of 2% compared to Total Revenues of $733,396 in the same period last year. Product Revenues were $134,384, a decrease of 1% compared to Product Revenues of $135,927 in the same period last year primarily as a result of a non-recurring large order in International Products sold through integrators within business services whose end-users were government clients and reduced spending in both direct and indirect channels by our government clients in North America Products. The decrease in Product Revenues was partially offset by sales generated by a new direct sales program focused on larger opportunities. Service Revenues were $613,009, an increase of 3% compared to Service Revenues of $597,469 in the same period last year primarily due to an increase in core commercial revenues, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services, partially offset by a decrease in government revenues in North America Services due to lower project bidding volume.
Total Gross profit margin was 30.2%, a decrease of 3% compared to Total Gross profit margin of 31.1% in the same period last year. Product Gross profit margin was 41.1%, a decrease of 3% compared to Product Gross profit margin of 42.2% in the same period last year primarily due to the impact of our new direct sales program focused on large competitive deals which tend to carry lower margins and product mix. Service Gross profit margin was 27.8%, a decrease of 3% compared to Service Gross profit margin of 28.5% in the same period last year primarily due to a decrease in profitability associated with core commercial revenues in North America Services as a result of continued competition for lower priority budget dollars partially offset by an increase in profitability associated with government revenues in North America Services due to multiple projects with higher than normal profitability.
Total Operating income margin was 3.3%, a decrease of 34% compared to Total Operating income margin of 5.0% in the same period last year. Product Operating income margin was 2.5%, a decrease of 58% compared to Product Operating income margin of 6.0% in the same period last year, primarily due to current period investments for growth programs and infrastructure and a decrease in Gross profit margins as noted above. Service Operating income margin was 3.5%, a decrease of 27% compared to Service Operating income margin of 4.7% in the same period last year, primarily due to current period investments for growth programs and infrastructure and a decrease in Gross profit margins as noted above.
The Company anticipates it will continue its investment in longer-term programs designed to accelerate the growth in revenue and market penetration which are expected to result in its Operating income margin remaining at or near current levels for the remainder of Fiscal 2015.

Interest expense, Other expense and Income Taxes

	3Q15	3Q14	% Change	3QYTD15	3QYTD14	% Change
Interest expense	$1,170	$1,230	(5)%	$3,328	$3,531	(6)%
% of Revenues	0.5%	0.5%	—%	0.4%	0.5%	(20)%
Income taxes	$2,447	$2,523	(3)%	$8,618	$12,687	(32)%
Effective income tax rate	31.7%	27.5%	15%	41.0%	39.9%	3%
3Q15 vs 3Q14
Interest expense was $1,170, a decrease of 5% compared to Interest expense of $1,230 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $125 (from a gain of $166 in 3Q14 to a gain of $291 in 3Q15). Interest expense as a percent of Revenues was 0.5%, consistent with Interest expense as a percent of Revenues of 0.5% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $190,199 and 1.7%, respectively, compared to $194,349 and 1.5% in the same period last year.
Income taxes were $2,447, a decrease of 3% compared to Income taxes of $2,523 in the same period last year. The effective income tax rate was 31.7%, an increase of 15% compared to the effective income tax rate of 27.5% in the same period last year. The effective income tax rate increase from 27.5% to 31.7% was primarily due to the write-off of certain deferred tax assets related to equity awards and an increase in uncertain income tax positions, partially offset by the reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates.
3QYTD15 vs 3QYTD14
Interest expense was $3,328, a decrease of 6% compared to Interest expense of $3,531 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $201 (from a gain of $636 in 3QYTD14 to a gain of $837 in 3QYTD15). Interest expense as a percent of Revenues was 0.4%, a decrease of 20% compared to Interest expense as a percent of Revenues of 0.5% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $184,406 and 1.6%, respectively, compared to $191,732 and 1.5% in the same period last year.
Income taxes were $8,618, a decrease of 32% compared to Income taxes of $12,687 in the same period last year. The effective income tax rate was 41.0%, an increase of 3% compared to the effective income tax rate of 39.9% in the same period last year. The effective income tax rate increase from 39.9% to 41.0% was primarily due to the write-off of certain deferred tax assets related to equity awards, partially offset by the reduction of certain deferred tax liabilities associated with previously taxed income and foreign earnings taxed at lower statutory rates. The Company expects an effective income tax rate of approximately 39.0% for Fiscal 2015.
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

Liquidity Position
The following is a summary of our capitalization and liquidity position.

	3Q15	4Q14	3Q14
Cash and cash equivalents	$33,294	$30,810	$25,602
Working capital	$196,784	$175,692	$192,095
Long-term debt	$176,054	$160,429	$179,305
Stockholders’ equity	$345,320	$351,117	$487,543
Unused commitments of the Credit Agreement	$219,950	$235,595	$216,725
We expect that our cash, the available unused commitments of the Credit Agreement (hereinafter defined), which are lower than the unused commitments due to a financial covenant, and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for at least the next 12 months.
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	3QYTD15	3QYTD14
Net cash provided by (used for) operating activities	$9,524	$27,905
Net cash provided by (used for) investing activities	$(6,953)	$(6,308)
Net cash provided by (used for) financing activities	$1,454	$(27,158)
Net cash provided by (used for) operating activities
Net cash provided by operating activities was $9,524, due primarily to Net income of $12,420, inclusive of non-cash charges, an increase in Accounts receivable, net of $24,066 and a decrease in All other liabilities of $7,110, compared to net cash provided by operating activities of $27,905 in the same period last year, due primarily to Net income of $19,148, inclusive of non-cash charges, an increase in Accounts receivable, net of $14,248 and a decrease in All other liabilities of $11,886. Changes in the above accounts are based on average Fiscal 2015 and Fiscal 2014 exchange rates, as applicable.
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
The Company made investments of $6,366 compared to $5,542 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and vehicles.
Net cash provided by (used for) financing activities
Proceeds from long-term debt
Proceeds from long-term debt was $15,551, which was used to fund common stock repurchases and operations, compared to repayment of long-term debt of $8,480 in the same period last year, which was funded by cash flow provided by operations.

Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $6,987 compared to $17,283 in the same period last year. The Company also made tax payments of $1,062 compared to $1,483 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares.
Since the inception of the repurchase program in April 1999 through December 31, 2014, the Company has repurchased 10,727,227 shares of common stock for an aggregate purchase price of $400,360, or an average purchase price per share of $37.32. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of December 31, 2014, 772,773 shares were available under repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, a leverage ratio above 3.0 restricts the company from purchasing its stock on the open market until the conclusion of the next quarterly reporting period with a leverage ratio of 3.0 or below 3.0. At December 31, 2014, the Company's leverage ratio was 3.1 which restricts the Company from repurchasing its stock on the open market during the fourth quarter of Fiscal 2015. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement.
Dividends
The Company made discretionary investments in the form of dividends to its stockholders of $4,498 compared to $4,166 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.
Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios which limit the Company's ability to borrow the full amount of the credit facility. As of December 31, 2014, the Company was in compliance with all covenants under the Credit Agreement.
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

Valuation of Goodwill
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2015 using data as of September 27, 2014. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units thus the reporting units are considered not impaired and the second step of the impairment test is not necessary. The excess of the fair value over this adjusted carrying amount was $23,061, $68,364, $14,839 and $1,411 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $8,629, $41,488, $2,998 and $1,265 for North America Products, North America Services, International Products and International Services, respectively.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of December 31, 2014, the Company had total long-term obligations of $176,000 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to fixed rate debt through an interest-rate swap agreement (discussed in more detail below) and $51,000 was in variable rate obligations. As of December 31, 2014, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $126 ($77 net of tax) assuming the Company employed no intervention strategies.
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
As of December 31, 2014, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.06 to 1.23 Australian dollar, 1.10 to 1.16 Canadian dollar, 5.56 to 6.00 Danish krone, 0.73 to 0.80 Euro, 1,092.05 to 1,092.05 Korean won, 13.26 to 14.63 Mexican peso, 6.20 to 7.45 Norwegian kroner, 0.59 to 0.64 British pound sterling, 6.48 to 7.45 Swedish krona, 0.96 to 0.96 Swiss franc and 102.78 to 104.95 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $59,446 and will expire within eight months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of December 27, 2014. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2014 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2014 to October 26, 2014	—	$—	—	861,173
October 27, 2014 to November 23, 2014	88,400	$22.62	88,400	772,773
November 24, 2014 to December 27, 2014	—	$—	—	772,773
Total	88,400	$22.62	88,400	772,773
As of December 27, 2014, 772,773 shares were available for the Company's repurchase under a repurchase program for 1,000,000 shares approved by the Board and announced on October 2, 2012. This repurchase program has no expiration date and none of the Company's prior repurchase programs were terminated prior to the full repurchase of the authorized amount.
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
Date: February 2, 2015
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