Form 10-K
period 2015-03-31
BLACK BOX CORP
filed 2015-05-15
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 26, 2014 (based on closing price of such stock as reported by NASDAQ on such date) was $364,552,160. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of April 20, 2015, there were 15,365,280 shares of common stock, par value $.001 (the "common stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2015 Annual Meeting of Stockholders (the "Proxy Statement") – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2015

PART I

Item 1. Business.

Overview

Black Box Corporation ("Black Box," "we," the "Company," "our" or “us”) is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. Offerings under our Products platform include IT infrastructure, specialty networking, multimedia and keyboard/video/mouse ("KVM") switching. Offerings under our Services platform include unified communications, data infrastructure and managed services. We employed 3,803 and 3,959 employees as of March 31, 2015 and March 31, 2014, respectively.

We participate in the worldwide communications, network infrastructure and managed services markets. The offerings of our Products platform are sold by manufacturers and integrators and are distributed through value-added resellers, direct marketing manufacturers, mass merchandisers, web retailers and others. We believe that we compete well in both markets on the basis of our solution features, technical capabilities, service levels and price. The offerings of our Services platform are distributed to these markets primarily through value-added resellers, manufacturers, large system integrators and other technical services companies.
We conduct business globally and manage our business on a geographic-service type basis consisting of four operating segments which are (i) North America Products, (ii) North America Services, (iii) International Products and (iv) International Services. Revenues within our North America segments are primarily attributed to the United States while revenues within our International segments are attributed to countries in Europe, the Pacific Rim and Latin America. Through Fiscal 2013, the Company was organized on a geographic-basis with the following three segments: (i) North America, (ii) Europe and (iii) All Other. As a result of this segment change, which was the result of a new management team and renewed business strategy and became effective on April 1, 2013 on a prospective basis, the Company has restated prior periods to conform to the current year's presentation. For revenues and other information (including large customers) regarding these reporting segments, see Note 15 of the Notes to the Consolidated Financial Statements. For information regarding backlog, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Products and Services Platforms

Since our founding in 1976, we have built robust operating platforms that allow us to identify customer needs, and then design, source, implement and support the appropriate solutions. Our two platforms for serving customers and generating growth are as follows:

Products Platform
Under our Products platform ("Products"), we provide networking solutions through the sale of products for IT infrastructure, specialty networking, multimedia and KVM switching.

Our Products' revenues are generated from sales to end-users, collaboration with key channel partners and system integrators and through a global distribution network. Products sells through a direct sales team as well as through its internet site and catalogs. In order to meet client demand, we keep a moderate level of inventory which consumes part of our working capital. The market for these products is a highly fragmented and competitive. The Company has participated in this market for 39-years and has earned a reputation for providing high quality products, rapid order fulfillment and free 24/7/365 technical support. With an average order size of less than one thousand dollars, the Company's Products revenue is primarily driven by general information technology spending rather than capital spending.

In order to procure our Products, we utilize a network of original equipment manufacturers ("OEMs") and suppliers throughout the world. Each supplier is monitored for quality, delivery performance and cost through a well-established certification program. This network has manufacturing and engineering capabilities to customize products for specialized applications. Black Box operates its own manufacturing and assembly operation at its Lawrence, Pennsylvania location. The Company chooses to manufacture certain products in-house when outside sourcing is not economical. Sourcing decisions of in-house versus third-party suppliers are based upon a balance of quality, performance, delivery and cost factors.

Services Platform
Our Services platform ("Services") is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include communications lifecycle services, unified communications, structured cabling, video/AV services, in-building wireless and data center services.

The Company generates revenues in its Services business from the design, sale and/or installation of new communications and network infrastructure systems, the support of existing systems and moves, adds and changes ("MAC work"). We periodically generate revenues from contracts performed over time that may result in an asset on our balance sheet for multiple periods constituting part of our working capital. We have not experienced significant collectability issues related to such contracts. For the sale and implementation of new communications systems or other major projects, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to maintain and grow service revenues. Projects account for the majority of Services revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.
The Company routinely competes against original equipment manufacturers, large system integrators and local or regional manufacturer-specific channel partners in the Services markets for enterprise clients. The Company believes that it favorably differentiates against this competition through its technology-independent approach which draws the appropriate product from our portfolio of different partner solutions, broad geographic footprint and deep industry and technical expertise. Through its network of operational centers and network operations centers, the Company can provide clients with both on-site and remote services.

Management has initiated programs that it believes will leverage these platforms, introduce the Company into new markets and increase the number of offerings that it can provide to its existing and new clients.

Key Differentiators

Our platforms introduce scale, flexibility and leverage to the business, and provide the following competitive advantages:

•
A diversified client base: We have built a diversified client base that ranges from small organizations to many of the world's largest corporations and institutions. Black Box clients participate in many industries, including government, healthcare, business services, manufacturing, retail, technology and banking, among others. Revenues from our clients are segmented with approximately 60% from large companies (i.e., revenues greater than $1 billion, including federal governments), approximately 20% from medium-sized companies (i.e., revenues between $50 million and $1 billion, including state governments) and approximately 20% from small companies (i.e., revenues less than $50 million, including local governments). We strive to develop extensive and long-term relationships with high-quality clients as we believe that satisfied clients will demand quality services and product offerings even in economic downturns. Also, we believe that our distinctive portfolio of products and services will allow us to leverage the relationship and introduce additional offerings to satisfied clients.

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have approximately 3,800 team members world-wide, with the experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of approximately 400 direct sales people world-wide.

•	Strong financial position: We have a stable balance sheet and have generated positive cash flow for 39 consecutive years.

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

Our fiscal year ends on March 31. References to "Fiscal Year" or "Fiscal" mean our fiscal year ended March 31 for the year referenced. All dollar amounts are in thousands except for per share amounts or unless otherwise noted. We were incorporated in Delaware in 1976, and our headquarters is near Pittsburgh in Lawrence, Pennsylvania. Our mailing address is 1000 Park Drive, Lawrence, Pennsylvania 15055 and our phone number is (724) 746-5500. Our website is http://www.blackbox.com. Through the Investor Relations section of our website, we make available the following filings as soon as practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. Also available on our website is the Company's Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and the charter of each committee of the Company's Board of Directors (the "Board") each of which is available free of charge.

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

A significant part of our business involves public sector clients which provides unique risks. Approximately 20% of our revenues is derived from sales to agencies and departments of federal, state and local governments. Legislatures typically appropriate funds for a given program annually. These appropriations may be influenced by, among other things, the state of the economy, competing priorities for appropriation, changes in administration or control of legislatures, the timing and amount of tax receipts and the overall level of government expenditures. A decrease in appropriations for certain programs could have a material adverse effect on our business.

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

We have a significant amount of goodwill and could accumulate additional goodwill that could be subject to impairment. As a result of our past acquisition program and given the service nature of our business, we have accumulated goodwill. Part of our long-term growth strategy is to acquire strategic companies in high growth markets and given the potential service nature of those future acquisitions, we will accumulate additional goodwill. We conduct an impairment assessment of the carrying value of our goodwill at least annually and we monitor market conditions to determine if any additional interim review of goodwill is warranted. Deterioration in the market or under performance of past or future acquisitions could result in a future impairment. In the event that we determine that our goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations. The information set forth under the caption “Goodwill” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report is incorporated herein by reference in order to supplement this information.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s worldwide headquarters and certain U.S. operations, including the Products and Services platforms, are located in Lawrence, Pennsylvania (located 20 miles south of Pittsburgh) in a 352,000 square foot owned facility on 84 acres.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company
Michael McAndrew	55	President and Chief Executive Officer
Timothy C. Huffmyer	41	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)
Ronald Basso	55	Executive Vice President of Business Development, General Counsel & Secretary

The following is a biographical summary of the experience of the executive officers of the Company:

MICHAEL MCANDREW, 55, was selected as a member of the Board on April 1, 2013 and was named Chief Executive Officer effective that same date. On October 2, 2012, he was promoted to President and Chief Operating Officer. On May 11, 2010, he was promoted to Executive Vice President. He had previously been promoted to the position of Vice President and Chief Financial Officer on December 13, 2002. He became Secretary and Treasurer on January 31, 2003. He was Manager of Corporate Planning and Analysis with the Company prior to December 13, 2002. Mr. McAndrew has been with the Company for 25 years.

TIMOTHY C. HUFFMYER, 41, was named Vice President, Chief Financial Officer and Treasurer (and, in those roles, he serves as the Company's principal financial officer and principal accounting officer) on October 2, 2012. Mr. Huffmyer was promoted to Director of Finance in February, 2008. He served as Corporate Controller from June, 2004 and in other finance roles prior thereto. Mr. Huffmyer has been with the Company for 11 years.

RONALD BASSO, 55, was named Executive Vice President of Business Development, General Counsel and Secretary on January 28, 2013. Mr. Basso was a shareholder of the law firm of Buchanan Ingersoll & Rooney PC, which he joined in 1985, where he served as the Company's lead engagement partner.

Directors of the Registrant

The following sets forth certain information concerning the members of the Board:

RICHARD L. CROUCH, 68, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm on July 2, 2004.

RICHARD C. ELIAS, 61, was selected to be a director on November 3, 2014. Mr. Elias retired from PPG Industries, Inc. ("PPG"), a global supplier of paints, coatings, optical products, specialty materials, chemicals, glass and fiber glass in April 2014. Prior to his retirement, Mr. Elias served as the Senior Vice President - Optical and Specialty Materials of PPG from 2008 to 2014, and Vice President, Optical Products of PPG from 2000 to 2008. Mr. Elias also served as the President, and then Chief Executive Officer, of Transitions Optical, Inc., a subsidiary and then joint venture of PPG, from 1995 to 2014. Mr. Elias is a director of Universal Display Corporation.

THOMAS W. GOLONSKI, 72, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. He is a director of several educational and health care organizations and active in other charitable organizations.

THOMAS G. GREIG, 67, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Senior Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc. and a number of privately-held companies.

JOHN S. HELLER, 61, was selected to be a director on March 27, 2013 and was elected by our stockholders on August 6, 2013. Mr. Heller retired from Caterpillar Inc., a manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives, in February 2012. He held a number of positions of increasing responsibility at Caterpillar during a 38-year career, last serving as Vice President and Chief Information Officer for more than 5 years.

WILLIAM H. HERNANDEZ, 67, was selected to be a director on December 3, 2009 and was elected by our stockholders on August 10, 2010. Mr. Hernandez was the Senior Vice President, Finance and Chief Financial Officer of PPG Industries, Inc. (“PPG”), a global supplier of paints, coatings, optical products, specialty materials, chemicals, glass and fiber glass, from 1995 until he retired on October 15, 2009. Prior to assuming those duties in 1995, he served as PPG’s Controller from 1990 to 1994 and as Vice President and Controller from 1994. From 1974 until 1990, he held a number of positions at Borg-Warner Corporation, a supplier of motor vehicle parts and systems. He is a Certified Management Accountant and a director of Albermarle Corporation, Northrop Grumman Corporation and USG Corporation, all publicly-held companies.

MICHAEL MCANDREW, 55, was selected to be a director effective April 1, 2013 in connection with his appointment as the Chief Executive Officer of the Company, which became effective on the same date. Mr. McAndrew has been with the Company for 25 years. In October 2012, he was named President and Chief Operating Officer of the Company. Prior to that, he served as Executive Vice President and Chief Financial Officer from May 2010 to October 2012, and Vice President and Chief Financial Officer, from December 2002 to May 2010. He also served as Secretary and Treasurer from January 2003 to October 2012. Prior to 2002, he held the position of Manager of Corporate Planning and Analysis.

JOEL T. TRAMMELL, 50, was selected to be a director on March 27, 2013 and was elected by our stockholders on August 6, 2013. Mr. Trammell is the founder and Chief Executive Officer of Khorus, Inc., a provider of software-based management systems, since 2013. He also has been a Managing Partner of Lone Rock Technology Group, a private equity firm, since 2011, and a Managing Partner of Lake Austin Advisors, a hedge fund, since 2013. He was a founder and the Chief Executive Officer of CacheIQ, Inc., a network computing company, from June 2010 until it was acquired by NetApp, Inc. in November 2012. Previously, he was a founder and served as the Chief Executive Officer of NetQoS, Inc., a network management software and services company, from June 2000 to November 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information
The common stock is traded on NASDAQ under the symbol "BBOX" and has been assigned to the NASDAQ Global Select tier. As of March 31, 2015, 26,304,830 shares of the common stock were issued, of which 10,939,550 shares were held in treasury, resulting in 15,365,280 shares outstanding at that date.

The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low
Fiscal 2015
1st Quarter	$25.93	$19.34
2nd Quarter	24.52	20.05
3rd Quarter	24.89	20.50
4th Quarter	24.91	19.85
Fiscal 2014
1st Quarter	$27.86	$19.60
2nd Quarter	31.52	25.45
3rd Quarter	31.59	23.82
4th Quarter	30.52	22.00

On April 20, 2015, the last reported sale price of the common stock was $20.13 per share.

Dividend Policy
Cash dividends of $0.10 per share of common stock declared during Fiscal 2015 were paid on each of July 11, 2014, October 10, 2014, January 9, 2015 and April 15, 2015. Cash dividends of $0.09 per share of common stock declared during Fiscal 2014 were paid on each of July 12, 2013, October 11, 2013, January 10, 2014 and April 11, 2014. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company.

Under the Company’s Credit Agreement dated as of March 23, 2012 (the "Credit Agreement"), the Company is permitted to make any distribution or dividend or repurchase its common stock as long as no Event of Default or Potential Default (each as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend on or repurchase of common stock under the repurchase program is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0 other than regular quarterly dividends not exceeding $15,000 per year.

Stockholders
As of March 31, 2015, there were 861 holders of record of the common stock.

Equity Plan Compensation Information:
See the information set forth under the caption "Equity Plan Compensation Information" in the Proxy Statement, which is incorporated by reference into Item 12 of Part III of this Annual Report.

Issuance of Unregistered Securities:
There were no issuances of unregistered securities by the Company during the three-month period ended March 31, 2015.

Issuer Purchases of Equity Securities:
There were no purchases of equity securities by the Company during the three-month period ended March 31, 2015 because the Company's leverage ratio was above 3.0 which restricted purchases of its common stock on the open market.

As of March 31, 2015, 772,773 shares, which includes 1,000,000 shares approved for repurchase by the Board on January 27, 2014, were available under repurchase programs approved by the Board. This repurchase program has no expiration date and none of the Company's prior repurchase programs were terminated prior to the full repurchase of the authorized amount.
Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock under the repurchase program is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0.

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

	Fiscal
	2015	2014	2013	2012	2011
Statements of Operations
Revenues	$992,444	$971,674	$997,786	$1,087,528	$1,068,229
Gross profit	302,269	303,582	319,930	346,496	357,110
Operating income (loss)[1]	28,574	(108,392)	56,269	(239,673)	91,058
Net income (loss)[1]	15,342	(115,873)	28,806	(247,734)	52,862
Basic earnings (loss) per share	1.00	(7.33)	1.73	(13.98)	2.99
Diluted earnings (loss) per share	0.99	(7.33)	1.73	(13.98)	2.97
Dividends per share	0.40	0.36	0.32	0.28	0.24
Balance Sheet Data (at end of period)
Working capital [2]	$155,618	$175,692	$184,229	$166,167	$164,595
Total assets	686,259	712,029	878,001	888,023	1,171,983
Long-term debt	137,267	160,429	187,648	179,621	181,127
Stockholders’ equity	337,111	351,117	482,247	494,384	766,259
1 Includes goodwill impairment loss of $154,429 and $317,797 for Fiscal 2014 and 2012, respectively.
2 Working capital is computed as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The discussion and analysis for the fiscal years ended March 31, 2015, 2014 and 2013 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.

The Company
Black Box is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms that it has built over its 39-year history.
Under our Products platform, we provide networking solutions through the sale of products for IT infrastructure, specialty networking, multimedia and KVM switching.
Our Products' revenues are generated from sales to end-users, collaboration with key channel partners and system integrators and through a global distribution network. Products sells through a direct sales team as well as through its internet site and catalogs. These products are sold in a highly fragmented and competitive market. The Company has been in this business for over 39 years and has developed a reputation for being a reliable provider of high-quality communications and infrastructure products. With an average order size of less than one thousand dollars, product revenues are less impacted by capital spending and more so by general information technology spending.
Our Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which include dedicated sales and engineering resources. The primary services offered through this platform include communications lifecycle services, unified communications, structured cabling, video/AV services, in-building wireless and data center services.
The Company generates revenues in its Services business from the design, sale and/or installation of new communications and data infrastructure systems, the support of existing systems and MAC work. The Company's diverse portfolio of offerings allows it to service the needs of its clients independent of the technology that they choose, which it believes is a unique competitive advantage. For the sale and implementation of new communications systems, or other major projects, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to maintain and grow service revenues. Projects account for the majority of Services revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.
New communications systems orders often generate post-implementation maintenance via a fixed fee model where revenues are earned ratably over the term of the agreement (generally 1-3 years for commercial clients and 3-5 years for government clients) or a variable fee model that is based on time and materials per occurrence, similar to MAC work. Maintenance revenues generally are not dependent on the economy as clients contract for maintenance to extend the life of their existing equipment and delay capital spending on new communications systems. Maintenance and MAC work revenues are also dependent upon the Company's relationship with its clients and its long track record of providing high-quality service.
The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At March 31, 2015, the Company's total backlog, which relates primarily to Services, was $329,941, of which $226,096 is expected to be completed within the next twelve months.
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

In connection with a new management team and a renewed business strategy, the Company has realigned its organizational structure, which resulted in the identification of new operating segments (North America Products, North America Services, International Products and International Services) for the purpose of making operational decisions and assessing financial performance which was effective, on a prospective basis, beginning on April 1, 2013. See Note 5 and Note 15 to the Consolidated Financial Statements for additional information.
Fiscal 2015 vs Fiscal 2014 Summary

	FY15	FY14	% Change
Revenues	$992,444	$971,674	2%
Gross profit margin	30.5%	31.2%	(3)%
Operating income (loss) margin	2.9%	(11.2)%	n/m
Diluted earnings (loss) per share	$0.99	$(7.33)	n/m
Net cash provided by (used for) operating activities	$46,498	$56,346	(18)%
n/m = not meaningful

Diluted earnings per share was $0.99 compared to Diluted loss per share of $7.33 in the same period last year as a result of:

•
a $20,770 increase in Revenues which includes an increase in Services Revenues due to an increase in a large managed services contract and core commercial revenues, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services partially offset by a decrease in government revenues in North America Services due to lower project bidding volume and delays in award decisions and a decrease in Products Revenues as of result of negative exchange rate impact of $5,179 relative to the U.S. dollar in International Products and a non-recurring large order in Fiscal 2014 in International Products sold through integrators within business services whose end-users were government clients,

•	a $1,313 decrease in Gross profit as a result of a decrease in Gross profit margin due to product and project mix partially offset by an increase in Revenues noted above,

•
a $17,625 increase in Selling, general and administrative expenses which were primarily the result of investments for growth programs and infrastructure, an increase in restructuring expense of $3,414 and $800 of costs associated with the international legal entity restructuring noted below,

•	a $154,429 decrease in Goodwill impairment loss (see "Goodwill" below for additional reference),

•	a $231 decrease in Interest expense (income), net resulting from the change in the fair value of the interest-rate swap of $315 (from a gain of $832 in Fiscal 2014 to a gain of $1,147 in Fiscal 2015),

•
a $627 decrease in Other expenses (income), net as a result of a $822 decrease in non-cash losses related to the Company's non-controlling interest in Genesis Networks Integration Services, LLC ("GNIS"),

•
a $6,609 increase in Provision for income taxes as a result of an increase in Income (loss) before provision for income taxes primarily due to the goodwill impairment loss recorded in the fourth quarter of Fiscal 2014 which included $114,920 of non-deductible goodwill impairment loss and $1,574 of tax benefit from an international legal entity restructuring, and

•	a 411 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases.
Net cash provided by operating activities was $46,498, which included Net income of $15,342 and an increase in working capital of $4,254, a decrease of 18% compared to $56,346, which included Net loss of $115,873 and an increase in working capital of $1,580, in the same period last year. The decrease was primarily due to the timing of working capital items.
In Fiscal 2015, the Company grew Revenues by 2% driven by growth in North America Services within our commercial business and North America Products. The growth in the commercial business was due to growth in our Cisco Solutions Practice and Wireless Solutions Practice, which were established during Fiscal 2013, our managed services contract and stability in our core commercial offerings. That growth was reduced by a decline in revenues in our government business. The growth in North America Products was due to a focused sales and marketing strategy to concentrate on specific high growth markets. This follows organic revenue decline in each of the prior three fiscal years.

Our profits were negatively impacted by the investments and restructuring expense incurred to transform Black Box from a branch leadership model to a functional leadership model in all of our business units to allow it to adapt and grow with a primary focus to increase revenues. This transformation is directly aligned with our strategy to have a consistent, unified go-to-market approach, optimize our structure, leverage our expertise and strengthen our offerings. We believe that this provides the platform that will allow us to effectively expand our solutions going forward.
During Fiscal 2015, we implemented a sales improvement program in our commercial business that led to a national sales organization equipped with better processes and tools. We believe that this will enable our sales team to present our clients and prospective clients with a clearer view of our capabilities and the value we can create through our unique ability to provide a high level of service for multiple information technology functions at dispersed geographic locations. This national sales organization is fully operational. Also, we established process and procedures to enable our operations organization to deliver our offerings on a national level outside of our former branch model. Our Products business has adopted functional leadership in its geographic markets, most recently in its European operations.
In Fiscal 2016, in our commercial business, we will be focused on execution of our new sales and operations organizations, but with an emphasis on identifying functional organizational efficiencies that will be enabled by information technology. With this transformation, we believe we will enhance our unique offering to clients, through our depth and breadth of solutions, technical expertise, experience and geographic reach, which are all differentiators for us. We will be focused on continuing to strengthen that platform to provide effective, efficient business solutions to the market. We believe that our Products business will continue to improve performance under functional leadership and focus on high growth markets.
We also believe that, in Fiscal 2016, we can establish an appropriate level of operating expenses below our Fiscal 2015 levels, without reducing the momentum of our transformation. In addition, we believe we are well-positioned to demonstrate the profitability leverage in our business model as we grow our revenues. We have placed significant amount of attention on managing our investments into a normalized run rate so that operating margin expansion and increases in cash flow can return to the business with revenue growth.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income amounts in the table below are presented on a basis consistent with accounting principles generally accepted in the United States. As a result of the segment change (discussed in Note 15 of the Notes to the Consolidated Financial Statements), the Company has restated prior period information to conform to the current year's presentation.

	FY15	FY14	% Change	FY14	FY13	% Change
Revenues
North America Products	$85,205	$82,833	3%	$82,833	$87,089	(5)%
International Products	$91,614	$99,320	(8)%	$99,320	$99,194	—%
Total Products	$176,819	$182,153	(3)%	$182,153	$186,283	(2)%
North America Services	$785,681	$753,525	4%	$753,525	$775,868	(3)%
International Services	$29,944	$35,996	(17)%	$35,996	$35,635	1%
Total Services	$815,625	$789,521	3%	$789,521	$811,503	(3)%
Total Revenues	$992,444	$971,674	2%	$971,674	$997,786	(3)%
Gross profit
North America Products	$36,082	$34,624	4%	$34,624	$38,367	(10)%
% of Revenues	42.3%	41.8%	1%	41.8%	44.1%	(5)%
International Products	$37,662	$42,052	(10)%	$42,052	$44,040	(5)%
% of Revenues	41.1%	42.3%	(3)%	42.3%	44.4%	(5)%
Total Products	$73,744	$76,676	(4)%	$76,676	$82,407	(7)%
% of Revenues	41.7%	42.1%	(1)%	42.1%	44.2%	(5)%
North America Services	$220,469	$219,337	1%	$219,337	$228,503	(4)%
% of Revenues	28.1%	29.1%	(4)%	29.1%	29.5%	(1)%
International Services	$8,056	$7,569	6%	$7,569	$9,020	(16)%
% of Revenues	26.9%	21.0%	28%	21.0%	25.3%	(17)%
Total Services	$228,525	$226,906	1%	$226,906	$237,523	(5)%
% of Revenues	28.0%	28.7%	(3)%	28.7%	29.3%	(2)%
Total Gross Profit	302,269	303,582	—%	303,582	319,930	(5)%
% of Revenues	30.5%	31.2%	(3)%	31.2%	32.1%	(3)%
Operating income (loss)(1) (2)
North America Products	$4,564	$(37,785)	n/m	$(37,785)	$8,995	n/m
% of Revenues	5.4%	(45.6)%	n/m	(45.6)%	10.3%	n/m
International Products	$(277)	$(14,847)	n/m	$(14,847)	$6,954	n/m
% of Revenues	(0.3)%	(14.9)%	n/m	(14.9)%	7.0%	n/m
Total Products	$4,287	$(52,632)	n/m	$(52,632)	$15,949	n/m
% of Revenues	2.4%	(28.9)%	n/m	(28.9)%	8.6%	n/m
North America Services	$22,195	$(50,740)	n/m	$(50,740)	$38,418	n/m
% of Revenues	2.8%	(6.7)%	n/m	(6.7)%	5.0%	n/m
International Services	$2,092	$(5,020)	n/m	$(5,020)	$1,902	n/m
% of Revenues	7.0%	(13.9)%	n/m	(13.9)%	5.3%	n/m
Total Services	$24,287	$(55,760)	n/m	$(55,760)	$40,320	n/m
% of Revenues	3.0%	(7.1)%	n/m	(7.1)%	5.0%	n/m
Total Operating Income (loss)	28,574	(108,392)	n/m	(108,392)	56,269	n/m
% of Revenues	2.9%	(11.2)%	n/m	(11.2)%	5.6%	n/m
n/m = not meaningful
(1) These results reflect a reclassification of expense that reduced Operating income (loss) in North America Products by $1,218 and $1,686 in Fiscal 2015 and Fiscal 2014, respectively, with a corresponding increase of the same amounts for Operating income (loss) in North America Services. This reclassification had no effect on our consolidated financial results.

(2) These results include goodwill impairment loss of $42,613, $20,159, $86,904 and $4,753 for North America Products, International Products, North America Services and International Services, respectively, for Fiscal 2014.
Fiscal 2015 vs Fiscal 2014
Total Revenues were $992,444, an increase of 2% when compared to Total Revenues of $971,674 in the same period last year. Products Revenues were $176,819, a decrease of 3% compared to Products Revenues of $182,153 in the same period last year primarily due to a negative exchange rate impact of $5,179 relative to the U.S. dollar in International Products and a non-recurring large order in Fiscal 2014 in International Products sold through integrators within business services whose end-users were government clients and reduced spending in both direct and indirect channels by our government clients in North America Products. The decrease in Products Revenues was partially offset by sales generated by a new direct sales program focused on larger opportunities. Services Revenues were $815,625, an increase of 3% compared to Services Revenues of $789,521 in the same period last year primarily due to an increase in a large managed services contract and core commercial revenues, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services, partially offset by a decrease in government revenues in North America Services due to lower project bidding volume and delays in award decisions.
Total Gross profit margin was 30.5%, a decrease of 3% compared to Total Gross profit margin of 31.2% in the same period last year. Products Gross profit margin was 41.7%, a decrease of 1% compared to Products Gross profit margin of 42.1% in the same period last year, primarily due to the impact of our new direct sales program focused on large competitive deals which tend to carry lower margins and product mix. Services Gross profit margin was 28.0%, a decrease of 3% compared to Services Gross profit margin of 28.7% in the same period last year, primarily due to a decrease in profitability associated with core commercial revenues in North America Services as a result of increased competition for lower priority budget dollars partially offset by an increase in profitability associated with government revenues in North America Services due to multiple projects with higher than normal profitability.
Total Operating income margin was 2.9% compared to Total Operating loss margin of 11.2% in the same period last year. Products Operating income margin was 2.4% compared to Products Operating loss margin of 28.9% in the same period last year, primarily due to goodwill impairment loss of $62,772 ($42,613 for North America Products and $20,159 for International Products) in Fiscal 2014 partially offset by current period investments for growth programs and infrastructure, an increase in restructuring expense of $1,573 and a decrease in Gross profit margins as noted above. Services Operating income margin was 3.0% compared to Services Operating loss margin of 7.1% in the same period last year, primarily due to goodwill impairment loss of $91,657 ($86,904 for North America Services and $4,753 for International Services) in Fiscal 2014 partially offset by current period investments for growth programs and infrastructure, an increase in restructuring expense of $1,841 and a decrease in Gross profit margins as noted above.
Fiscal 2014 vs Fiscal 2013
Total Revenues were $971,674, a decrease of 3% when compared to Total Revenues of $997,786 in the same period last year. Products Revenues were $182,153, a decrease of 2% compared to Products Revenues of $186,283 in the same period last year primarily as a result of a decrease in North America Products due to reduced spending in both direct and indirect channels by our government clients as a result of the federal budget sequestration, which the Company believes may impact Products Revenues, relative to historic levels, for the foreseeable future, and a decrease in demand for International Products, partially offset by a large order in International Products sold through integrators within business services whose end-users were government clients. The decrease in Products Revenues was partially offset by an approximate $20,000 of incremental revenue that was generated by a new direct sales team focused on larger opportunities. Services Revenues were $789,521, a decrease of 3% compared to Services Revenues of $811,503 in the same period last year primarily due to a decrease in commercial revenues in North America Services resulting from weaker than anticipated economic recovery and sluggish client adoption of the rapidly changing communications technology along with relatively stable government revenues in North America Services. The decrease in North America Services was partially offset by the success of its Cisco and Wireless solutions practices which grew 10% and 6%, respectively, over the prior year.
Total Gross profit margin was 31.2%, a decrease of 3% compared to Total Gross profit margin of 32.1% in the same period last year. Products Gross profit margin was 42.1%, a decrease of 5% compared to Products Gross profit margin of 44.2% in the same period last year, primarily due to lower Gross profit margins on the large order noted above, competitive pricing pressures and product mix. Services Gross profit margin was 28.7%, a decrease of 2% compared to Services Gross profit margin of 29.3% in the same period last year, primarily due to project mix and client-type mix. The selling prices for our services and the resulting gross profit margins continue to be impacted by competition for lower priority budget dollars.

Total Operating loss margin was 11.2% compared to Total Operating income margin of 5.6% in the same period last year. Products Operating loss margin was 28.9%, compared to Products Operating income margin of 8.6% in the same period last year primarily due to goodwill impairment loss of $62,772 ($42,613 for North America Products and $20,159 for International Products), the lower gross profit margins noted above and investments for growth programs. Services Operating loss margin was 7.1% compared to Services Operating income margin of 5.0% in the same period last year primarily due to goodwill impairment loss of $91,657 ($86,904 for North America Services and $4,753 for International Services), lower gross profit margins noted above and investments for growth programs.
Interest expense, Other expense and Income Taxes

	FY15	FY14	% Change	FY14	FY13	% Change
Interest expense	$4,416	$4,647	(5)%	$4,647	$6,090	(24)%
% of Revenues	0.4%	0.5%	(20)%	0.5%	0.6%	(17)%
Income taxes	$8,246	$1,637	404%	$1,637	$17,657	(91)%
Effective income tax rate	35.0%	(1.4)%	n/m	(1.4)%	38.0%	n/m
n/m = not meaningful
Fiscal 2015 vs Fiscal 2014
Interest expense was $4,416, a decrease of 5% compared to Interest expense of $4,647 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $315 (from a gain of $832 in Fiscal 2014 to a gain of $1,147 in Fiscal 2015). Interest expense as a percent of Revenues was 0.4%, a decrease of 20% compared to Interest expense as a percent of Revenues of 0.5% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $182,149 and 1.7%, respectively, compared to $190,015 and 1.5% in the same period last year.
Income taxes were $8,246 compared to Income taxes of $1,637 in the same period last year. The effective income tax rate was 35.0% compared to the effective income tax rate of (1.4)% in the same period last year. The effective income tax rate increase from (1.4)% to 35.0% was primarily due to an increase in Income (loss) before provision for income taxes primarily due to the goodwill impairment loss recorded in the fourth quarter of Fiscal 2014 which included $114,920 of non-deductible goodwill impairment loss and $1,574 of tax benefit from an international legal entity restructuring.
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
Income taxes were $1,637 compared to Income taxes of $17,657 in the same period last year. The effective income tax rate was (1.4)% compared to the effective income tax rate of 38.0% in the same period last year. The effective income tax rate decrease from 38.0% to (1.4)% was primarily due to $114,920 of non-deductible goodwill impairment loss, a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation partially offset by the write-off of certain deferred tax assets related to equity awards.

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
We seek to allocate company resources in a manner that will enhance per share results. Our discretionary investments include: investments in growth programs and infrastructure, strategic acquisitions of high quality growth-oriented companies, a return to our stockholders through dividends and common stock repurchases and repaying our debt.
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	FY15	FY14	FY13
Cash and cash equivalents	$23,534	$30,810	$30,720
Working capital	$155,618	$175,692	$184,229
Long-term debt	$137,267	$160,429	$187,648
Stockholders’ equity	$337,111	$351,117	$482,247
Unused commitment of the Credit Agreement [1]	$259,950	$235,595	$208,340
1 Subsequent to March 31, 2015, the Company voluntarily reduced the unused commitment of the Credit Agreement by $100,000 in order to reduce commitment fee costs associated with the unused portion of the line.
We expect that our cash, the available unused commitments of the Credit Agreement, which are lower than the unused commitments due to a financial covenant, and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for at least the next 12 months.
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	FY15	FY14	FY13
Net cash provided by (used for) operating activities	$46,498	$56,346	$46,701
Net cash provided by (used for) investing activities	$(9,087)	$(8,101)	$(8,305)
Net cash provided by (used for) financing activities	$(41,197)	$(52,021)	$(29,463)
Net cash provided by (used for) operating activities
Net cash provided by operating activities for Fiscal 2015 was $46,498, due primarily to Net income of $15,342, inclusive of non-cash charges, an increase in All other liabilities of $8,103 and a decrease in Costs/estimated earnings in excess of billings on uncompleted contracts of $9,892, partially offset by an increase in All other assets of $14,152. Net cash provided by operating activities for Fiscal 2014 was $56,346, due primarily to Net loss of $115,873, inclusive of non-cash charges, including $154,429 goodwill impairment loss, and a decrease in Costs/estimated earnings in excess of billings on uncompleted contracts of $11,767, partially offset by a decrease in All other liabilities of $11,025. Net cash provided by operating activities for Fiscal 2013 was $46,701, due primarily to Net income of $28,806, inclusive of non-cash charges and a decrease in trade accounts receivable of $10,047, partially offset by an increase in Costs/estimated earnings in excess of billings on uncompleted contracts of $13,928 and a decrease in All other liabilities of $4,621. Changes in the above accounts are based on average Fiscal 2015, Fiscal 2014 and Fiscal 2013 exchange rates, as applicable.

Changes in working capital, and particularly changes in accounts receivable, costs in excess of billings and billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $8,515 in Fiscal 2015 compared to $7,338 and $6,323 for Fiscal 2014 and Fiscal 2013, respectively, which related primarily to information technology infrastructure, computer hardware and software and vehicles.
Acquisitions
The Company made investments of $780 in Fiscal 2015 compared to $779 and $2,371 for Fiscal 2014 and Fiscal 2013, respectively.
Net cash provided by (used for) financing activities
Long-term debt
Repayment of long-term debt was $24,475 in Fiscal 2015, funded by cash flow provided by operations, compared to $27,382, funded by cash flow provided by operations, and proceeds from long-term debt of of $7,735, used to fund common stock repurchases, for Fiscal 2014 and Fiscal 2013, respectively.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $6,987 in Fiscal 2015 compared to $20,274 and $36,231 for Fiscal 2014 and Fiscal 2013, respectively. We did not repurchase common stock during the fourth quarter of Fiscal 2015 because our leverage ratio was above 3.0 which restricted purchases of our common stock on the open market. The Company also made tax payments of $1,089 in Fiscal 2015 compared to $1,520 and $983 for Fiscal 2014 and Fiscal 2013, respectively, related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares.
Since the inception of the repurchase program in April 1999 through March 31, 2015, the Company has repurchased 10,727,227 shares of common stock for an aggregate purchase price of $400,360, or an average purchase price per share of $37.32. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of March 31, 2015, 772,773 shares were available under repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock under the repurchase program is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0.
Dividends
The Company made discretionary investments in the form of dividends to its shareholders of $6,034 in Fiscal 2015 compared to $5,576 and $5,206 for Fiscal 2014 and Fiscal 2013, respectively. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.

Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015, and includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $100,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.75% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios, which could limit the Company's ability to borrow the full amount of the credit facility. As of March 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.
Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including those arising under its debt agreements, operating and capital lease obligations and discounted lease rental commitments.

The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2015. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2015:

	Payments Due by Period [1]
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$—	$136,000	$—	$—	$136,000
Interest expense on long-term debt	2,780	2,711	—	—	5,491
Purchase obligations	4,795	1,029	35	—	5,859
Capital lease obligations	865	1,267	—	—	2,132
Operating lease obligations	11,320	15,111	6,596	3,308	36,335
Total contractual obligations	$19,760	$156,118	$6,631	$3,308	$185,817
1 Not included in the above table are potential cash obligations of $16,388 associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligation.

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding under the Company's credit facility and the weighted-average interest rate in effect as of March 31, 2015.

As of March 31, 2015, the Company had potential commercial commitments under letters of credit of $4,050, which expire within the next twelve months.

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

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported financial condition and results of operations. Such estimates and assumptions may differ from actual results. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable for the circumstances. The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Fiscal 2015
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2015 using data as of September 27, 2014. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units thus the reporting units are considered not impaired and the second step of the impairment test is not necessary. The excess of the fair value over this carrying amount was $23,061, $68,364, $14,839 and $1,411 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $8,629, $41,488, $2,998 and $1,265 for North America Products, North America Services, International Products and International Services, respectively.
During the fourth quarter of Fiscal 2015 in connection with planning for the fiscal year ending March 31, 2016, and based on the results of Fiscal 2015, the Company reduced its longer-term revenue and profitability outlook for North America Services from the longer-term revenue and profitability outlook used in the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015. The Company evaluated the impact of this reduced longer-term revenue and profitability outlook and determined that it was not more likely than not a reduction in the fair value of this reporting unit below its carrying amount; thus, no interim test was warranted. Such determination was based on the following considerations: (i) the Company continues to expect longer-term revenue and profit growth, but at lower rates (ii) the carrying amount for North America Services did not materially change from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015 (iii) the Company had $68,364 (31%) of excess of fair value over the carrying amount for North America Services from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015 and (iv) there were no material negative industry or macro-economic trends in the fourth quarter of Fiscal 2015. To illustrate the impact of the reduced longer-term revenue and profitability outlook, assuming all other assumptions held constant from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015, the excess of the fair value for North America Services would be reduced from $68,364 (31%) to $14,963 (7%). If the Company were to fail to meet forecasted results or further reduce its longer-term revenue and profitability outlook in the future, it could result in goodwill impairment loss that could have a material adverse effect on the results of operations.
Fiscal 2014
As previously disclosed, the Company realigned its organizational structure as a result of a new management team and a renewed business strategy. In connection with this reorganization, the Company evaluated its historical geographic-based operating segments (North America, Europe, Latin America and Pacific Rim) in relation to accounting principles generally accepted in the United States and identified the following new operating segments: (i) North America Products, (ii) North America Services, (iii) International Products and (iv) International Services. The new operating segments became effective, on a prospective basis, beginning on April 1, 2013. Note that the Company's operating segments are also its reporting units (for goodwill assessment purposes) and reporting segments (for financial reporting purposes). In connection with the identification of the new operating segments, the Company allocated goodwill from the historical geographic-based reporting units to the new reporting units using a relative fair market value approach.

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

During the fourth quarter, the Company determined that the carrying value of its reporting units exceeded the fair value of its reporting units, which included a contemporary outlook for each unit that had been developed in connection with Fiscal 2015 planning. As such, the Company proceeded to the second step of the goodwill impairment assessment. The Company, after consultation by Management with the Audit Committee (the "Audit Committee") of the Board, concluded that the Company would record a non-cash, pre-tax goodwill impairment loss of $154,429, (consisting of $42,613, $86,904, $20,159 and $4,753 in its North America Products, North America Services, International Products and International Services reporting units, respectively) during the fourth quarter of Fiscal 2014 as a result of its annual goodwill assessment conducted as of September 28, 2013. The impairment charge did not impact the Company's business operations, compliance with debt covenants, future cash flows nor result in any cash expenditures.

The primary factors contributing to the goodwill impairment loss were actual and projected revenue and profitability for Fiscal 2014 and Fiscal 2015, and the corresponding impact beyond those periods. Fiscal 2014 revenues and profitability on a consolidated basis were at or near their lowest levels in the past 6 years. Products revenues in Fiscal 2014 were impacted by reduced spending in both direct and indirect channels by our government clients as a result of the federal budget sequestration, which the Company believes may continue to impact North America Products Revenues, relative to recent historic levels, for the foreseeable future. Services Revenues were impacted by weaker than anticipated client adoption of the rapidly changing communications technology in our core markets. Products and Services Operating income margin were impacted by historically low gross profit margins as a result of continued competitive pricing pressures and current period investments for growth programs which, it is expected, will continue in Fiscal 2015. The Company believes that these short-term investments will enable it to grow revenue profitably in the longer term. Also contributing to the goodwill impairment loss was an increased weighted-average cost of capital for all of our reporting units (primarily driven by debt-related components of the weighted-average cost of capital).

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

Revenue Recognition
Products revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location.

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

Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2015, Fiscal 2014 or Fiscal 2013 that had a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09"), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 for public companies and early adoption is not permitted. The Company is evaluating the method of adoption and the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Cautionary Forward Looking Statements
When included in this Annual Report or in documents incorporated herein by reference, the words "should," "expects," "intends," "anticipates," "believes," "estimates," "approximates," "targets," "plans" and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs, successful marketing of the Company's products and services offerings, successful implementation of the Company’s M&A program including identifying appropriate targets, consummating transactions and successfully integrating the businesses, successful implementation of the Company’s government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company’s arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company’s control. Additional risk factors are included in this Annual Report. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based and cautions you not to unduly rely on any such forward-looking statements.

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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of March 31, 2015, the Company had total long-term obligations of $136,000 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to a fixed rate through an interest-rate swap agreement (discussed in more detail below) and $11,000 was in variable rate obligations. As of March 31, 2015, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would decrease the Company’s net income in the subsequent fiscal year by $27 ($18 net of tax) assuming the Company employed no intervention strategies.

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

As of March 31, 2015, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.15 to 1.29 Australian dollar, 1.10 to 1.26 Canadian dollar, 5.56 to 6.59 Danish krone, 0.73 to 0.89 Euro, 14.63 to 15.19 Mexican peso, 6.32 to 7.66 Norwegian kroner, 0.62 to 0.68 British pound sterling, 6.90 to 8.38 Swedish krona, 0.95 to 0.96 Swiss franc and 104.85 to 119.85 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $50,874 and will expire within eight months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2015. In connection with our audits of the financial statements, we have also audited Schedule II - Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Box Corporation's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 15, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 15, 2015

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited Black Box Corporation's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2015 and our report dated May 15, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 15, 2015

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2015	2014
Assets
Cash and cash equivalents	$23,534	$30,810
Accounts receivable, net of allowance for doubtful accounts of $5,109 and $6,004	150,562	156,549
Inventories, net	54,437	52,211
Costs/estimated earnings in excess of billings on uncompleted contracts	79,329	89,789
Other assets	35,475	26,974
Total current assets	343,337	356,333
Property, plant and equipment, net	32,247	29,052
Goodwill, net	191,178	192,954
Intangibles, net	88,098	98,645
Other assets	31,399	35,045
Total assets	$686,259	$712,029
Liabilities
Accounts payable	$64,509	$64,603
Accrued compensation and benefits	24,817	26,075
Deferred revenue	34,913	33,847
Billings in excess of costs/estimated earnings on uncompleted contracts	16,380	15,932
Other liabilities	47,100	40,184
Total current liabilities	187,719	180,641
Long-term debt	137,267	160,429
Other liabilities	24,162	19,842
Total liabilities	349,148	360,912
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 15,365 and 15,558 shares outstanding, 26,305 and 26,136 issued	26	26
Additional paid-in capital	498,052	492,427
Retained earnings	258,388	249,217
Accumulated other comprehensive income (loss)	(13,399)	7,327
Treasury stock, at cost 10,940 and 10,578 shares	(405,956)	(397,880)
Total stockholders’ equity	337,111	351,117
Total liabilities and stockholders’ equity	$686,259	$712,029

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
In thousands, except per share amounts	2015	2014	2013
Revenues
Total Products	$176,819	$182,153	$186,283
Total Services	815,625	789,521	811,503
Total	992,444	971,674	997,786
Cost of sales *
Total Products	103,075	105,477	103,876
Total Services	587,100	562,615	573,980
Total	690,175	668,092	677,856
Gross profit	302,269	303,582	319,930
Selling, general & administrative expenses	263,146	245,521	249,924
Goodwill impairment loss	—	154,429	—
Intangibles amortization	10,549	12,024	13,737
Operating income (loss)	28,574	(108,392)	56,269
Interest expense, net	4,416	4,647	6,090
Other expenses (income), net	570	1,197	3,716
Income (loss) before provision for income taxes	23,588	(114,236)	46,463
Provision (benefit) for income taxes	8,246	1,637	17,657
Net income (loss)	$15,342	$(115,873)	$28,806
Earnings (loss) per common share
Basic	$1.00	$(7.33)	$1.73
Diluted	$0.99	$(7.33)	$1.73
Weighted-average common shares outstanding
Basic	15,407	15,813	16,627
Diluted	15,483	15,813	16,689
Dividends per share	$0.40	$0.36	$0.32
* Exclusive of depreciation and intangibles amortization.

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
In thousands	2015	2014	2013
Net income (loss)	$15,342	$(115,873)	$28,806
Other comprehensive income (loss)
Foreign currency translation adjustment	(17,954)	4,288	(4,237)
Pension
Actuarial gain (loss), net of taxes of ($1,950), $962 and ($692)	(2,999)	1,386	(1,823)
Amounts reclassified into results of operations, net of taxes of $112, $185 and $104	172	283	273
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($154), ($744) and ($142)	(250)	(1,212)	(375)
Amounts reclassified into results of operations, net of taxes of $187, $692 and $136	305	1,125	357
Other comprehensive income (loss)	$(20,726)	$5,870	$(5,805)
Comprehensive income (loss)	$(5,384)	$(110,003)	$23,001

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock			Accumulated other comprehensive income (loss)
In thousands	Shares	$.001 par	Shares	$	Additional Paid-in Capital	Foreign Currency Translation Adjustment	Derivative Instruments	Defined Benefit Pension	Retained Earnings	Total
March 31, 2012	25,730	$26	8,250	$(338,872)	$478,726	$17,046	$(153)	$(9,631)	$347,242	$494,384
Net income (loss)									28,806	28,806
Foreign currency translation adjustment						(4,237)				(4,237)
Pension, net of taxes
Actuarial gain (loss)								(1,823)		(1,823)
Actuarial gain (loss) reclassified into results of operations								273		273
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(375)			(375)
Amounts reclassified into results of operations							357			357
Stock compensation expense					7,712					7,712
Dividends declared									(5,273)	(5,273)
Issuance of common stock	168	—			—					—
Repurchases of common stock			1,515	(37,214)						(37,214)
Tax impact from equity awards					(363)					(363)
March 31, 2013	25,898	$26	9,765	$(376,086)	$486,075	$12,809	$(171)	$(11,181)	$370,775	$482,247
Net income (loss)									(115,873)	(115,873)
Foreign currency translation adjustment						4,288				4,288
Pension, net of taxes
Actuarial gain (loss)								1,386		1,386
Actuarial gain (loss) reclassified into results of operations								283		283
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(1,212)			(1,212)
Amounts reclassified into results of operations							1,125			1,125
Stock compensation expense					6,589					6,589
Dividends declared									(5,685)	(5,685)
Issuance of common stock	238	—			—					—
Repurchases of common stock			813	(21,794)						(21,794)
Proceeds from the exercise of stock options					988					988
Tax impact from equity awards					(1,225)					(1,225)
March 31, 2014	26,136	$26	10,578	$(397,880)	$492,427	$17,097	$(258)	$(9,512)	$249,217	$351,117
Net income (loss)									15,342	15,342
Foreign currency translation adjustment						(17,954)				(17,954)
Pension, net of taxes
Actuarial gain (loss)								(2,999)		(2,999)
Actuarial gain (loss) reclassified into results of operations								172		172
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(250)			(250)
Amounts reclassified into results of operations							305			305
Stock compensation expense					6,009					6,009
Dividends declared									(6,171)	(6,171)
Issuance of common stock	169	—			—					—
Repurchases of common stock			362	(8,076)						(8,076)
Tax impact from equity awards					(384)					(384)
March 31, 2015	26,305	$26	10,940	$(405,956)	$498,052	$(857)	$(203)	$(12,339)	$258,388	$337,111
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2015	2014	2013
Operating Activities
Net income (loss)	$15,342	$(115,873)	$28,806
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	10,549	12,024	13,737
Depreciation	6,978	6,187	5,386
Loss (gain) on sale of property	(143)	92	(105)
Deferred taxes	4,656	(8,672)	4,144
Stock compensation expense	6,009	6,589	7,712
Change in fair value of interest-rate swaps	(1,147)	(832)	606
Goodwill impairment loss	—	154,429	—
Joint venture investment loss	—	822	2,670
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	1,530	(2,866)	10,047
Inventories, net	(3,485)	3,299	1,231
Costs/estimated earnings in excess of billings on uncompleted contracts	9,892	11,767	(13,928)
All other assets	(14,152)	(778)	(3,217)
Billings in excess of costs/estimated earnings on uncompleted contracts	580	2,543	(908)
Accounts payable	1,786	(1,360)	(4,859)
All other liabilities	8,103	(11,025)	(4,621)
Net cash provided by (used for) operating activities	$46,498	$56,346	$46,701
Investing Activities
Capital expenditures	$(8,515)	$(7,338)	$(6,323)
Capital disposals	208	16	389
Acquisition of businesses (payments)/recoveries	—	—	17
Prior merger-related (payments)/recoveries	(780)	(779)	(2,388)
Net cash provided by (used for) investing activities	$(9,087)	$(8,101)	$(8,305)
Financing Activities
Proceeds (repayments) from long-term debt	$(24,475)	$(27,382)	$7,735
Proceeds (repayments) from short-term debt	(2,291)	2,267	4,005
Deferred financing costs	—	—	(20)
Purchase of treasury stock	(8,076)	(21,794)	(37,214)
Proceeds from the exercise of stock options	—	988	—
Payment of dividends	(6,034)	(5,576)	(5,206)
Increase (decrease) in cash overdrafts	(321)	(524)	1,237
Net cash provided by (used for) financing activities	$(41,197)	$(52,021)	$(29,463)
Foreign currency exchange impact on cash	$(3,490)	$3,866	$(657)
Increase/(decrease) in cash and cash equivalents	$(7,276)	$90	$8,276
Cash and cash equivalents at beginning of period	$30,810	$30,720	$22,444
Cash and cash equivalents at end of period	$23,534	$30,810	$30,720
Supplemental cash flow
Cash paid for interest	$5,450	$5,527	$5,092
Cash paid for income taxes	8,259	13,651	10,097
Non-cash financing activities
Dividends payable	1,537	1,400	1,291
Capital leases	2,028	260	33

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box," or "the Company”) is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms it has built over its 39-year history. The Products platform provides networking solutions through the sale of products including: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. The Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (vi) data center services. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
In connection with a new management team and a renewed business strategy, the Company has realigned its organizational structure which resulted in the identification of new operating segments (North America Products, North America Services, International Products and International Services) for the purpose of making operational decisions and assessing financial performance effective, on a prospective basis, beginning on April 1, 2013. See Note 5 and Note 15 for additional information.
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

Allowance for doubtful accounts receivable
An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present the net balance that the Company believes will be collected. This allowance is based on both recent trends in certain accounts receivable ("specific reserve") estimated to be a greater credit risk as well as general trends in the entire accounts receivable pool ("general reserve"). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. Additions to the allowance for doubtful accounts are charged to Selling, general & administrative expense within the Company’s Consolidated Statements of Operations, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. The provision for doubtful accounts expense was $1,638, $4,324 and $3,556 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

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

Revenue
Products revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location.

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

Advertising expense was $5,629, $4,778 and $4,636 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.

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

The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of pension plan assets is determined using a market approach and consists of $12,950 of mutual funds measured using level 1 inputs and $22,721 of common collective trusts measured using level 2 inputs. The fair value of the interest-rate swaps (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Accounts receivable and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of the Company's Long-term debt approximates carrying value because the interest rate is subject to change with market interest rates. There have been no changes in the Company’s valuation techniques used to measure fair values during Fiscal 2015. See Note 9 for further reference.

Recently Issued Accounting Standards
There have been no accounting pronouncements adopted during Fiscal 2015, Fiscal 2014 or Fiscal 2013 that had a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09"), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 for public companies and early adoption is not permitted. The Company is evaluating the method of adoption and the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Note 3: Inventories

The Company’s Inventories consist of the following:

	March 31,
	2015	2014
Raw materials	$1,674	$1,294
Finished goods	69,387	68,303
Inventory, gross	71,061	69,597
Excess and obsolete inventory reserves	(16,624)	(17,386)
Inventories, net	$54,437	$52,211

Note 4: Property, Plant and Equipment

The Company’s Property, plant and equipment consist of the following:

	March 31,
	2015	2014
Land	$2,396	$2,396
Building and improvements	31,367	31,384
Equipment and computer hardware and software	77,458	71,366
Property, plant and equipment, gross	111,221	105,146
Accumulated depreciation	(78,974)	(76,094)
Property, plant and equipment, net	$32,247	$29,052

Depreciation expense was $6,978, $6,187 and $5,386 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Note 5: Goodwill

As previously disclosed, the Company realigned its organizational structure as a result of a new management team and a renewed business strategy. In connection with this reorganization, the Company evaluated its historical geographic-based operating segments (North America, Europe, Latin America and Pacific Rim) in relation to GAAP and identified the following new operating segments: (i) North America Products, (ii) North America Services, (iii) International Products and (iv) International Services. The new operating segments became effective, on a prospective basis, beginning on April 1, 2013. Note that the Company's operating segments are also its reporting units (for goodwill assessment purposes) and reporting segments (for financial reporting purposes). In connection with the identification of the new operating segments, the Company allocated goodwill from the historical geographic-based reporting units to the new reporting units using a relative fair market value approach. See Note 1 and Note 15 for additional information.

The following table summarizes Goodwill at the Company’s reporting segments, which has been allocated from the historical geographic-based reporting segments using a relative fair market value approach:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2013	$79,763	$506,222	$38,524	$38,685	$663,194
Accumulated impairment losses at March 31, 2013	$(232)	$(277,132)	$(13,724)	$(26,709)	$(317,797)
Goodwill (net) at March 31, 2013	$79,531	$229,090	$24,800	$11,976	$345,397

Foreign currency translation adjustment	$(14)	$59	$500	$1,441	$1,986
Goodwill impairment loss	$(42,613)	$(86,904)	$(20,159)	$(4,753)	$(154,429)

Goodwill (gross) at March 31, 2014	$79,749	$506,281	$39,024	$40,126	$665,180
Accumulated impairment losses at March 31, 2014	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2014	$36,904	$142,245	$5,141	$8,664	$192,954

Foreign currency translation adjustment	(4)	(10)	193	(1,955)	(1,776)

Goodwill (gross) at March 31, 2015	$79,745	$506,271	$39,217	$38,171	$663,404
Accumulated impairment losses at March 31, 2015	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2015	$36,900	$142,235	$5,334	$6,709	$191,178
Fiscal 2015
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2015 using data as of September 27, 2014. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units thus the reporting units are considered not impaired and the second step of the impairment test is not necessary. The excess of the fair value over this carrying amount was $23,061, $68,364, $14,839 and $1,411 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $8,629, $41,488, $2,998 and $1,265 for North America Products, North America Services, International Products and International Services, respectively.
During the fourth quarter of Fiscal 2015 in connection with planning for the fiscal year ending March 31, 2016, and based on the results of Fiscal 2015, the Company reduced its longer-term revenue and profitability outlook for North America Services from the longer-term revenue and profitability outlook used in the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015. The Company evaluated the impact of this reduced longer-term revenue and profitability outlook and determined that it was not more likely than not a reduction in the fair value of this reporting unit below its carrying amount; thus, no interim test was warranted. Such determination was based on the following considerations: (i) the Company continues to expect longer-term revenue and profit growth, but at lower rates (ii) the carrying amount for North America Services did not materially change from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015 (iii) the Company had $68,364 (31%) of excess of fair value over the carrying amount for North America Services from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015 and (iv) there were no material negative industry or macro-economic trends in the fourth quarter of Fiscal 2015. To illustrate the impact of the reduced longer-term revenue and profitability outlook, assuming all other assumptions held constant from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015, the excess of the fair value for North America Services would be reduced from $68,364 (31%) to $14,963 (7%). If the Company were to fail to meet forecasted results or further reduce its longer-term revenue and profitability outlook in the future, it could result in goodwill impairment loss that could have a material adverse effect on the results of operations.

Future events that could result in an interim assessment of goodwill impairment and/or a potential impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company's overall business and (iii) significant negative industry or economic trends.
Fiscal 2014
On April 1, 2013, the Company conducted an interim goodwill impairment assessment because data, relevant to a goodwill impairment assessment, was readily available through the reassignment of goodwill to the Company's new business segments using the relative fair market value approach. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our new reporting units, thus the new reporting units were considered not impaired as of April 1, 2013 and the second step of the impairment test was not necessary.
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
The primary factors contributing to the goodwill impairment loss were actual and projected revenue and profitability for Fiscal 2014 and Fiscal 2015, and the corresponding impact beyond those periods. Fiscal 2014 revenues and profitability on a consolidated basis were at or near their lowest levels in the past 6 years. Products revenues in Fiscal 2014 were impacted by reduced spending in both direct and indirect channels by our government clients as a result of the federal budget sequestration, which the Company believes may continue to impact North America Products Revenues, relative to recent historic levels, for the foreseeable future. Services Revenues were impacted by weaker than anticipated client adoption of the rapidly changing communications technology in our core markets. Products and Services Operating income margin were impacted by historically low gross profit margins as a result of continued competitive pricing pressures and current period investments for growth programs which, it is expected, will continue in Fiscal 2015. The Company believes that these short-term investments will enable it to grow revenue profitably in the longer term. Also contributing to the goodwill impairment loss was an increased weighted-average cost of capital for all of our reporting units (primarily driven by debt-related components of the weighted-average cost of capital).
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

Note 6: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	March 31,
	2015			2014
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$11,901	$11,548	$353	$12,261	$11,577	$684
Customer relationships	137,267	77,988	59,279	137,267	68,644	68,623
Acquired backlog	20,838	20,111	727	20,838	19,239	1,599
Total	$170,006	$109,647	$60,359	$170,366	$99,460	$70,906
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$205,998	$117,900	$88,098	$206,358	$107,713	$98,645

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts by Intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer Relationships	Total
March 31, 2013	$27,739	$3,754	$79,175	$110,668
Intangibles amortization	—	(1,472)	(10,552)	(12,024)
Foreign Currency Translation Adjustment	—	1	—	1
March 31, 2014	$27,739	$2,283	$68,623	$98,645
Intangibles amortization	—	(1,205)	(9,344)	(10,549)
Foreign Currency Translation Adjustment	—	2	—	2
March 31, 2015	$27,739	$1,080	$59,279	$88,098

The following table details the estimated intangibles amortization expense for the next five years.

Fiscal
2016	$10,271
2017	8,884
2018	7,427
2019	6,446
2020	5,951
Thereafter	21,380
Total	$60,359

Note 7: Indebtedness

The Company’s long-term debt consists of the following:

	March 31,
	2015	2014
Revolving credit agreement	$136,000	$160,355
Other	2,132	277
Total debt	$138,132	$160,632
Less: current portion (included in Other liabilities)	(865)	(203)
Long-term debt	$137,267	$160,429

On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015, and includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $100,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for Fiscal 2015 was $206,930, $182,149 and 1.7%, respectively, compared to $208,730, $190,015 and 1.5%, respectively, for Fiscal 2014, and $220,470, $203,072 and 1.5%, respectively, for Fiscal 2013.

As of March 31, 2015, the Company had $4,050 outstanding in letters of credit and $259,950 in unused commitments, which was reduced by $100,000 in April 2015, under the Credit Agreement.

At March 31, 2015, scheduled maturities or required payments of total debt for each of the five succeeding fiscal years were as follows:

Fiscal
2016	$865
2017	136,634
2018	633
2019	—
2020	—
Total	$138,132

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

Foreign currency contracts
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2015, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $50,874 and will expire within eight months. There was no hedge ineffectiveness during Fiscal 2015, Fiscal 2014 or Fiscal 2013. See Note 2 for additional information.

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

The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		March 31,
	Classification	2015	2014	2015	2014
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$4,959	$358
Foreign currency contracts	Other assets (current)	$402	$478
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			400	1,547

		Fiscal
	Classification	2015	2014	2013
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(250)	$(1,212)	$(375)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	305	1,125	357
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	1,147	832	(606)

Note 9: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets	$12,950	$22,721	$—	$35,671
Foreign currency contracts	$—	$402	$—	$402
Total Assets at Fair Value	$12,950	$23,123	$—	$36,073
Liabilities at Fair Value
Foreign currency contracts	$—	$4,959	$—	$4,959
Interest-rate swap	$—	$400	$—	$400
Total Liabilities at Fair Value	$—	$5,359	$—	$5,359

Non-recurring fair value measurements
The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill. As disclosed in Note 5, the Company reduced the book value of Goodwill to the implied fair value in Fiscal 2014. The Company utilized level 3 inputs to measure the fair value of Goodwill. See Note 2 for additional reference.

Note 10: Income Taxes

The domestic and foreign components of Income (loss) before provision (benefit) for income taxes are as follows:

	Fiscal
	2015	2014	2013
Domestic	$17,865	$(100,786)	$34,597
Foreign	5,723	(13,450)	11,866
Consolidated	$23,588	$(114,236)	$46,463

The provision/(benefit) for income taxes consists of the following:

	Fiscal
	2015	2014	2013
Current
Federal	$279	$6,376	$8,877
State	1,259	2,112	2,203
Foreign	2,052	1,821	2,433
Total current	3,590	10,309	13,513
Deferred	4,656	(8,672)	4,144
Total provision (benefit) for income taxes	$8,246	$1,637	$17,657

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2015		2014		2013
	$	%	$	%	$	%
Federal statutory tax rate	$8,256	35.0%	$(39,983)	35.0%	$16,262	35.0%
Foreign taxes, net of foreign tax credits	(418)	(1.8)	776	(0.7)	(1,343)	(2.9)
Non-deductible expenses	(338)	(1.4)	(317)	0.3	(434)	(0.9)
State income taxes, net of federal benefit	1,082	4.6	211	(0.2)	1,343	2.9
International legal entity restructuring	(1,574)	(6.6)	—	—	—	—
Permanent book/tax differences	—	—	40,222	(35.2)	—	—
Equity awards	1,940	8.2	1,626	(1.4)	1,531	3.3
Other, net	(702)	(3.0)	(898)	0.8	298	0.6
Effective tax rate	$8,246	35.0%	$1,637	(1.4)%	$17,657	38.0%

The effective tax rate of 35.0% for Fiscal 2015 was primarily due to a tax benefit from an international legal entity restructuring which was partially offset by the write-off of certain deferred tax assets related to equity awards. The effective tax rate of (1.4)% for Fiscal 2014 was primarily due to $114,920 of non-deductible goodwill impairment loss (see Note 5), a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation partially offset by the write-off of certain deferred tax assets related to equity awards.
The components of current and long-term deferred tax liabilities/assets are as follows:

	March 31,
	2015	2014
Deferred Tax Liabilities
Goodwill and intangibles	$18,957	$17,251
Unremitted earnings of foreign subsidiaries	3	397
Other	1,428	256
Gross deferred tax liabilities	20,388	17,904
Deferred Tax Assets
Net operating losses	27,342	29,455
Basis of finished goods inventory	6,498	6,299
Reserve for bad debts	960	1,193
Foreign tax credit carry-forwards	1,596	195
Accrued employee costs	10,178	8,609
Stock-based compensation	6,141	8,712
Other	2,103	2,836
Gross deferred tax assets	54,818	57,299
Valuation allowance	(3,518)	(3,518)
Net deferred tax assets	51,300	53,781
Net deferred tax assets/(liabilities)	$30,912	$35,877

The net deferred tax asset of $30,912 in the table above is classified as either current or non-current under Other assets within the Company's Consolidated Balance Sheets. At March 31, 2015, the Company had $41,769, $107,498 and $23,863 of federal, state and foreign gross net operating loss carry-forwards, respectively. As a result of the Company’s acquisitions of InnerWireless and ACS Communications, Inc., Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of net operating losses available to the Company to approximately $6,178 per year. The federal gross net operating loss carry-forwards expire in Fiscal 2031. The state gross net operating loss carry-forwards expire at various times through Fiscal 2035 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2025, with the exception of $164 for Austria, $580 for Belgium and $9,498 for Brazil, which have no expirations.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $3,518 for certain state and foreign net operating loss carry-forwards anticipated to produce no tax benefit.

In general, except for certain earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $7,577 based on exchange rates at March 31, 2015.

A reconciliation of the change in the tax liability for unrecognized tax benefits is as follows:

	Fiscal
	2015	2014	2013
Balance at beginning of year	$4,384	$5,340	$5,204
Additions for tax positions related to the current year	62	193	465
Additions for tax positions related to prior years	170	209	213
Reductions for tax positions related to prior years	—	(896)	(542)
Settlements	(533)	(462)	—
Balance at end of year	$4,083	$4,384	$5,340

Unrecognized tax benefits are classified as either current or non-current under Other liabilities within the Company's Consolidated Balance Sheets. Of the $4,083 noted above, the Company expects that $234 will reverse in the next twelve-months. As of March 31, 2015, 2014 and 2013, the Company recorded $1,065, $1,114 and $1,001, respectively, of interest and penalties related to uncertain tax positions in current liabilities within Income taxes, all of which impacted the Company's effective tax rate.

During Fiscal 2013 the Internal Revenue Service ("IRS") commenced an examination of the Company's United States federal income tax return for Fiscal 2011 and 2012. During Fiscal 2014, the IRS concluded its examination with no proposed adjustments for Fiscal 2011 and Fiscal 2012.
Fiscal 2013 through Fiscal 2015 remains open to examination by the IRS and Fiscal 2010 through Fiscal 2014 remain open to examination by certain state and foreign taxing jurisdictions.

Note 11: Stockholder's Equity

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
4Q15	March 31, 2015	April 15, 2015	$0.10	$1,537
3Q15	December 26, 2014	January 9, 2015	$0.10	$1,536
2Q15	September 26, 2014	October 10, 2014	$0.10	$1,544
1Q15	June 27, 2014	July 11, 2014	$0.10	$1,554
4Q14	March 31, 2014	April 11, 2014	$0.09	$1,400
3Q14	December 27, 2013	January 10, 2014	$0.09	$1,410
2Q14	September 27, 2013	October 11, 2013	$0.09	$1,430
1Q14	June 28, 2013	July 12, 2013	$0.09	$1,445
4Q13	March 29, 2013	April 12, 2013	$0.08	$1,291
3Q13	December 28, 2012	January 11, 2013	$0.08	$1,304
2Q13	September 28, 2012	October 12, 2012	$0.08	$1,323
1Q13	June 29, 2012	July 13, 2012	$0.08	$1,355

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

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Fiscal
	2015	2014
Common stock purchased	361,180	813,180
Aggregate purchase price	$8,076	$21,794
Average purchase price	$22.36	$26.80

We did not repurchase common stock during the fourth quarter of Fiscal 2015 because our leverage ratio was above 3.0 which restricted purchases of our common stock on the open market. During Fiscal 2015, the Company made tax payments of $1,089 and withheld 47,447 shares of common stock, which were designated as treasury shares, at an average price per share of $22.96, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During Fiscal 2014, the Company made tax payments of $1,520 and withheld 57,913 shares of common stock, which were designated as treasury shares, at an average price per share of $26.24, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares.

Since the inception of the repurchase program in April 1999 through March 31, 2015, the Company has repurchased 10,727,227 shares of common stock for an aggregate purchase price of $400,360, or an average purchase price per share of $37.32. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of March 31, 2015, 772,773 shares were available under repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock under the repurchase program is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0.

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

Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $20,166, $18,883 and $19,717 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2015 are as follows:

Fiscal
2016	$11,320
2017	8,673
2018	6,438
2019	4,432
2020	2,164
Thereafter	3,308
Total minimum lease payments	$36,335

Note 13: Incentive Compensation Plans
Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $6,841, $3,777 and $3,697 under its variable compensation plans for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Profit Sharing and Savings Plans ("the savings plans")
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $2,609, $2,452 and $2,504 for these plans during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Pension Plans
The Company has multiple defined benefit pension plans for which a majority of benefits have been "frozen" (i.e., no new employees will be admitted and those employees currently in the plan will not earn additional benefits based on service) and a multi-employer plan. The Company made contributions of $1,711, $2,973 and $3,406 during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, to the pension plans. The defined benefit pension plan had assets of $35,671, $34,229 and $29,884, a projected benefit obligation of $52,059, $47,192 and $48,016 and a resulting unfunded liability of $16,388, $12,963 and $18,132 for the periods ended March 31, 2015, 2014 and 2013, respectively. See Note 2 and Note 9 for additional reference.
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
The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan, as amended, is 1,900,000 plus the number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of March 31, 2015.

Shares
Shares authorized under the incentive plan on August 12, 2008	900,000
Shares authorized under the incentive plan on August 6, 2013 [1]	1,000,000
Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888,087
Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through March 31, 2015	2,335,372
Shares authorized for grant under the Incentive Plan as of March 31, 2015	5,123,459
Shares available for grant under the Incentive Plan as of March 31, 2015 [2]	1,713,916
1 On August 6, 2013, the Company's Stockholders approved amendments to the Incentive Plan, including an increase to the number of shares available for grant under the Incentive Plan by 1,000,000.
2 The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance share awards). The shares available for grant assume a 100% payout on outstanding performance share awards. Actual payout could range from 0% - 150% or 200% depending on performance goal resulting in shares available for grant from 2,227,257 to 1,337,865.
The Company recognized stock-based compensation expense of $6,009, $6,589 and $7,712 during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $2,191, $2,404 and $2,814 during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

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

	Fiscal
	2015	2014	2013
Expected life (in years)	7.7	6.8	7.0
Risk free interest rate	2.3%	1.3%	0.8%
Annual forfeiture rate	1.5%	2.5%	2.0%
Expected Volatility	45.1%	42.3%	44.6%
Dividend yield	1.3%	1.3%	1.0%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2014	2,018	$32.89
Granted	165	21.79
Exercised	—	—
Forfeited or cancelled	(339)	34.24
Outstanding at March 31, 2015	1,844	$31.65	3.5	$—
Exercisable at March 31, 2015	1,554	$33.20	2.6	$—

The weighted-average grant-date fair value of options granted during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $9.59, $10.06 and $9.02, respectively. The intrinsic value of options exercised during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $0, $25 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on March 31, 2015 of $20.93.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	258	$10.07
Granted	165	9.59
Vested	(118)	10.38
Forfeited	(15)	9.77
March 31, 2015	290	$9.68

As of March 31, 2015, there was $1,587 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2014	289	$25.73
Granted	181	21.79
Vested	(168)	25.59
Forfeited	(40)	24.05
March 31, 2015	262	$23.34

The total fair value of shares that vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $3,842, $4,772 and $3,674, respectively.

As of March 31, 2015, there was $2,881 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.7 years.

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

	Fiscal
	2015	2014	2013
Risk free interest rate	0.8%	0.4%	0.4%
Expected Volatility	44.7%	41.1%	41.3%
Dividend yield	1.3%	1.3%	1.0%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted- Average Grant- Date Fair Value
March 31, 2014	255	$28.66
Granted	115	23.05
Vested	—	—
Forfeited	(95)	33.25
March 31, 2015	275	$24.69

The total fair value of shares that vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $0, $570 and $0, respectively.

As of March 31, 2015, there was $1,257 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.8 years.

Note 14: Earnings (loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Fiscal
	2015	2014	2013
Net income (loss)	$15,342	$(115,873)	$28,806
Weighted-average common shares outstanding (basic)	15,407	15,813	16,627
Effect of dilutive securities from equity awards	76	—	62
Weighted-average common shares outstanding (diluted)	15,483	15,813	16,689
Basic earnings (loss) per common share	$1.00	$(7.33)	$1.73
Dilutive earnings (loss) per common share	$0.99	$(7.33)	$1.73

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,851,059, 2,017,805 and 2,648,137 non-dilutive equity awards outstanding during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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

The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
FY15
Revenues	$85,205	$785,681	$91,614	$29,944	$992,444
Gross profit	36,082	220,469	37,662	8,056	302,269
Operating income (loss) 1 2	4,564	22,195	(277)	2,092	28,574
Depreciation expense	2,186	3,958	668	166	6,978
Intangibles amortization	—	10,546	—	3	10,549
Capital expenditures	1,929	5,716	799	71	8,515
Assets (as of March 31)	101,299	513,941	48,156	22,863	686,259

FY14
Revenues	82,833	753,525	99,320	35,996	971,674
Gross profit	34,624	219,337	42,052	7,569	303,582
Operating income (loss) 2 3	(37,785)	(50,740)	(14,847)	(5,020)	(108,392)
Depreciation expense	1,910	3,501	598	178	6,187
Intangibles amortization	—	12,006	—	18	12,024
Capital expenditures	2,899	3,820	443	176	7,338
Assets (as of March 31)	92,704	532,756	52,432	34,137	712,029

FY13
Revenues	87,089	775,868	99,194	35,635	997,786
Gross profit	38,367	228,503	44,040	9,020	319,930
Operating income (loss) [4]	8,995	38,418	6,954	1,902	56,269
Depreciation expense	1,237	3,466	526	157	5,386
Intangibles amortization	—	13,713	—	24	13,737
Capital expenditures	2,824	2,310	1,017	172	6,323
Assets (as of March 31)	131,762	646,119	70,238	29,882	878,001
1 Includes restructuring expense of $6,854 ($215 for North America Products, $3,898 for North America Services, $2,260 for International Products and $481 for International Services) recorded during Fiscal 2015.
2 These results reflect a reclassification of expense that reduced Operating income (loss) in North America Products by $1,218 and $1,686 in Fiscal 2015 and Fiscal 2014, respectively, with a corresponding increase of the same amounts for Operating income (loss) in North America Services. This reclassification had no effect on our consolidated financial results.
3 Includes restructuring expense of $3,440 ($308 for North America Products, $1,958 for North America Services, $594 for International Products and $580 for International Services) and goodwill impairment loss of $154,429 ($42,613 for North America Products, $86,904 for North America Services, $20,159 for International Products and $4,753 for International Services) recorded during Fiscal 2014.

4 Includes restructuring expense of $8,445 ($688 for North America Products, $5,578 for North America Services, $1,879 for International Products and $300 for International Services) recorded during Fiscal 2013.
The Company generated revenues of $127,826, $161,154 and $159,438 with the United States Federal Government during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, all of which is included within the Company's North America Services reportable segment.

Note 16: Quarterly Data (Unaudited)

The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Operations for Fiscal 2015 and Fiscal 2014. Earnings (loss) per common share may not compute due to the use of different quarterly/annual basic and diluted shares.

	Fiscal 2015
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Total Products	$43,219	$44,549	$46,616	$42,435	$176,819
Total Services	202,007	204,324	206,678	202,616	815,625
Total	245,226	248,873	253,294	245,051	992,444
Cost of sales
Total Products	25,271	25,943	27,930	23,931	103,075
Total Services	144,726	149,221	148,569	144,584	587,100
Total	169,997	175,164	176,499	168,515	690,175
Gross profit	75,229	73,709	76,795	76,536	302,269
Selling, general & administrative expenses [1]	64,015	64,016	65,145	69,970	263,146
Intangibles amortization	2,650	2,643	2,647	2,609	10,549
Operating income (loss)	8,564	7,050	9,003	3,957	28,574
Interest expense, net	1,131	1,027	1,170	1,088	4,416
Other expenses (income), net	(41)	180	112	319	570
Income (loss) before provision for income taxes	7,474	5,843	7,721	2,550	23,588
Provision (benefit) for income taxes	3,531	2,640	2,447	(372)	8,246
Net income (loss)	$3,943	$3,203	$5,274	$2,922	$15,342
Earnings (loss) per common share
Basic	$0.25	$0.21	$0.34	$0.19	$1.00
Diluted	$0.25	$0.21	$0.34	$0.19	$0.99
1 Includes restructuring expense of $616, $1,132, $967 and $4,139 for 1Q15, 2Q15, 3Q15 and 4Q15, respectively.

	Fiscal 2014
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Total Products	$48,208	$43,191	$44,528	$46,226	$182,153
Total Services	198,689	203,619	195,161	192,052	789,521
Total	246,897	246,810	239,689	238,278	971,674
Cost of sales
Total Products	28,495	24,249	25,754	26,979	105,477
Total Services	141,371	145,433	140,151	135,660	562,615
Total	169,866	169,682	165,905	162,639	668,092
Gross profit	77,031	77,128	73,784	75,639	303,582
Selling, general & administrative expenses [1]	61,270	60,490	60,366	63,395	245,521
Goodwill impairment loss	—	—	—	154,429	154,429
Intangibles amortization	3,309	3,109	2,923	2,683	12,024
Operating income (loss)	12,452	13,529	10,495	(144,868)	(108,392)
Interest expense, net	923	1,378	1,230	1,116	4,647
Other expenses (income), net [2]	116	910	84	87	1,197
Income (loss) before provision for income taxes	11,413	11,241	9,181	(146,071)	(114,236)
Provision (benefit) for income taxes	4,508	5,656	2,523	(11,050)	1,637
Net income (loss)	$6,905	$5,585	$6,658	$(135,021)	$(115,873)
Earnings (loss) per common share
Basic	$0.43	$0.35	$0.42	$(8.65)	$(7.33)
Diluted	$0.43	$0.35	$0.42	$(8.65)	$(7.33)
1 Includes restructuring expense of $139, $734, $833 and $1,734 for 1Q14, 2Q14, 3Q14 and 4Q14, respectively.

2 Includes a loss of $822 during the second quarter of Fiscal 2014 due to the probable divestiture of our non-controlling interest in GNIS, a joint venture company which was formed in conjunction with Genesis Networks Enterprises, LLC.

Note 17: Commitments and Contingencies

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Management believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.

Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2015 and 2014, the Company has recorded a warranty reserve of $1,214 and $1,520, respectively.

There has been no other significant or unusual activity during Fiscal 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 based on the framework described in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2015, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of its assessment with the Audit Committee of the Board.
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

SCHEDULE II

BLACK BOX CORPORATION

Valuation and Qualifying Accounts
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisitions	Reductions from Reserves	Other	Balance at End of Period
March 31, 2015
Excess and obsolete inventory reserves	$17,386	$2,260	$—	$(3,022)	$—	$16,624
Allowance for doubtful accounts	5,949	1,638	—	(2,478)	—	5,109
March 31, 2014
Excess and obsolete inventory reserves	$18,040	$2,522	$—	$(3,176)	$—	$17,386
Allowance for doubtful accounts	6,300	4,324	—	(4,674)	(1)	5,949
March 31, 2013
Excess and obsolete inventory reserves	$18,900	$3,586	$—	$(4,392)	$(54)	$18,040
Allowance for doubtful accounts	6,273	3,556	—	(3,531)	2	6,300

(a)(3)    Exhibits

EXHIBITS

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1
Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (the “Credit Agreement”) (3)

10.2	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4	Description of Fiscal 2015 Annual Incentive Plan (5)
10.5	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)
10.8	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (7)
10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12	2008 Long-Term Incentive Plan, as amended (9)
10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.15	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17	Summary of Director Compensation (5)
10.18	Description of Fiscal 2014 Annual Incentive Plan (5)
10.19	Agreement between the Company and Kenneth P. Davis (11)
10.20	Description of Fiscal 2012 Annual Incentive Plan (12)
10.21	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (12)
10.22	Description of Fiscal 2013 Annual Incentive Plan (13)
10.23	Agreement between the Company and Timothy C. Huffmyer (14)
10.24	Agreement between the Company and Ronald Basso (15)
10.25	Agreement between the Company and Michael McAndrew (16)
10.26	Letter Agreement with Kenneth P. Davis (5)
21.1	Subsidiaries of the Registrant (5)
23.1	Consent of Independent Registered Accounting Firm (5)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101	Interactive Data File

(1)	Filed as Exhibit 3(i) to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 16, 2014, and incorporated herein by reference herewith.
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.
(5)	Filed herewith.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.
(9)	Filed as Exhibit I to the Proxy Statement for the 2013 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 21, 2013.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 8, 2012, and incorporated herein by reference.
(14)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2013, and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 2, 2013, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Date: May 15, 2015

/s/ TIMOTHY C. HUFFMYER

Timothy C. Huffmyer
Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ RICHARD L. CROUCH	Director	May 15, 2015
Richard L. Crouch

/s/ RICHARD C. ELIAS	Director	May 15, 2015
Richard C. Elias

/s/ THOMAS W. GOLONSKI	Director	May 15, 2015
Thomas W. Golonski

/s/ THOMAS G. GREIG	Director and Chairman of the Board	May 15, 2015
Thomas G. Greig

/s/ JOHN S. HELLER	Director	May 15, 2015
John S. Heller

/s/ WILLIAM H. HERNANDEZ	Director	May 15, 2015
William H. Hernandez

/s/ TIMOTHY C. HUFFMYER	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	May 15, 2015
Timothy C. Huffmyer

/s/ MICHAEL MCANDREW	Director, President and Chief Executive Officer	May 15, 2015
Michael McAndrew

/s/ JOEL T. TRAMMELL	Director	May 15, 2015
Joel T. Trammell

EXHIBIT INDEX

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)

10.1
Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (the “Credit Agreement”) (3)

10.2	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4	Description of Fiscal 2015 Annual Incentive Plan (5)
10.5	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)
10.8	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (7)
10.11	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12	2008 Long-Term Incentive Plan, as amended (9)
10.13	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.15	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17	Summary of Director Compensation (5)
10.18	Description of Fiscal 2014 Annual Incentive Plan (5)
10.19	Agreement between the Company and Kenneth P. Davis (11)
10.20	Description of Fiscal 2012 Annual Incentive Plan (12)
10.21	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (12)
10.22	Description of Fiscal 2013 Annual Incentive Plan (13)
10.23	Agreement between the Company and Timothy C. Huffmyer (14)
10.24	Agreement between the Company and Ronald Basso (15)
10.25	Agreement between the Company and Michael McAndrew (16)
10.26	Letter Agreement with Kenneth P. Davis (5)
21.1	Subsidiaries of the Registrant (5)
23.1	Consent of Independent Registered Accounting Firm (5)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101	Interactive Data File

(1)	Filed as Exhibit 3(i) to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 16, 2014, and incorporated herein by reference herewith.
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 17, 2010, and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.
(5)	Filed herewith.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.
(9)	Filed as Exhibit I to the Proxy Statement for the 2013 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 21, 2013.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 8, 2012, and incorporated herein by reference.
(14)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2013, and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 2, 2013, and incorporated herein by reference.