Form 10-Q
period 2015-06-27
BLACK BOX CORP
filed 2015-08-03
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 10, 2015, there were 15,374,752 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JUNE 27, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	June 27, 2015	March 31, 2015
Assets
Cash and cash equivalents	$20,508	$23,534
Accounts receivable, net of allowance for doubtful accounts of $5,097 and $5,109	153,056	150,562
Inventories, net	53,415	54,437
Costs/estimated earnings in excess of billings on uncompleted contracts	81,514	79,329
Other assets	31,052	35,475
Total current assets	339,545	343,337
Property, plant and equipment, net	32,336	32,247
Goodwill, net	191,877	191,178
Intangibles, net	85,485	88,098
Other assets	27,792	31,399
Total assets	$677,035	$686,259
Liabilities
Accounts payable	$66,593	$64,509
Accrued compensation and benefits	19,263	24,817
Deferred revenue	31,946	34,913
Billings in excess of costs/estimated earnings on uncompleted contracts	16,053	16,380
Other liabilities	36,482	47,100
Total current liabilities	170,337	187,719
Long-term debt	144,469	137,267
Other liabilities	23,116	24,162
Total liabilities	$337,922	$349,148
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,375 and 15,365 shares outstanding, 26,456 and 26,305 issued	26	26
Additional paid-in capital	500,302	498,052
Retained earnings	257,451	258,388
Accumulated other comprehensive income (loss)	(9,914)	(13,399)
Treasury stock, at cost 11,081 and 10,940 shares	(408,752)	(405,956)
Total stockholders’ equity	$339,113	$337,111
Total liabilities and stockholders’ equity	$677,035	$686,259

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended
	June 27 and June 28
In thousands, except per share amounts	2015	2014
Revenues
Products	$40,496	$43,219
Services	188,718	202,007
Total	229,214	245,226
Cost of sales *
Products	23,672	25,271
Services	135,891	144,726
Total	159,563	169,997
Gross profit	69,651	75,229
Selling, general & administrative expenses	62,886	64,015
Intangibles amortization	2,613	2,650
Operating income (loss)	4,152	8,564
Interest expense, net	1,382	1,131
Other expenses (income), net	(58)	(41)
Income (loss) before provision for income taxes	2,828	7,474
Provision (benefit) for income taxes	2,074	3,531
Net income (loss)	$754	$3,943
Earnings (loss) per common share
Basic	$0.05	$0.25
Diluted	$0.05	$0.25
Weighted-average common shares outstanding
Basic	15,356	15,528
Diluted	15,459	15,629
Dividends per share	$0.11	$0.10
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended
	June 27 and June 28
In thousands	2015	2014
Net income (loss)	$754	$3,943
Other comprehensive income (loss)
Foreign currency translation adjustment	3,288	120
Pension
Actuarial gain (loss), net of taxes of $3 and ($3)	5	(4)
Amounts reclassified into results of operations, net of taxes of $56 and $28	85	43
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($61) and ($50)	(99)	(81)
Amounts reclassified into results of operations, net of taxes of $127 and $65	206	106
Other comprehensive income (loss)	$3,485	$184
Comprehensive income (loss)	$4,239	$4,127

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-months ended
	June 27 and June 28
In thousands	2015	2014
Operating Activities
Net income (loss)	$754	$3,943
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	2,613	2,650
Depreciation	2,002	1,718
Loss (gain) on sale of property	(1)	(3)
Deferred taxes	2,687	2,415
Stock compensation expense	2,279	2,312
Change in fair value of interest-rate swaps	(294)	(249)
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	(1,749)	(14,492)
Inventories, net	1,268	(1,401)
Costs/estimated earnings in excess of billings on uncompleted contracts	(2,079)	1,740
All other assets	6,961	2,812
Accounts payable	595	5,214
Billings in excess of costs/estimated earnings on uncompleted contracts	(364)	886
All other liabilities	(22,043)	(13,427)
Net cash provided by (used for) operating activities	$(7,371)	$(5,882)
Investing Activities
Capital expenditures	(1,917)	(1,909)
Capital disposals	19	3
Prior merger-related (payments)/recoveries	—	(8)
Net cash provided by (used for) investing activities	$(1,898)	$(1,914)
Financing Activities
Proceeds (repayments) from long-term debt	$6,957	$10,076
Proceeds (repayments) from short-term debt	2,324	759
Purchase of treasury stock	(2,796)	(3,936)
Payment of dividends	(1,537)	(1,400)
Increase (decrease) in cash overdrafts	1,193	(195)
Net cash provided by (used for) financing activities	6,141	5,304
Foreign currency exchange impact on cash	$102	$(550)
Increase/(decrease) in cash and cash equivalents	$(3,026)	$(3,042)
Cash and cash equivalents at beginning of period	$23,534	$30,810
Cash and cash equivalents at end of period	$20,508	$27,768
Supplemental cash flow
Cash paid for interest	$1,740	$1,366
Cash paid for income taxes	568	3,026
Non-cash financing activities
Dividends payable	1,691	1,554
Capital leases	143	87
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation
Business
Black Box Corporation ("Black Box," or "the Company”) is a leading technology solutions provider dedicated to helping customers design, build, manage and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms it has built over its 39-year history. The Products platform provides networking solutions through the sale of products including: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. The Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (vi) data center services. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods presented may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2015 (the "Form 10-K").
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2015 and 2014 were June 27, 2015 and June 28, 2014, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
Note 2: Significant Accounting Policies
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2016.

Recent Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2016 that have had a material impact on the Company's consolidated financial statements.
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASC 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASC 2015-03 requires retrospective adoption and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-03 to have a material impact on our financial statements.
In April 2015, the FASB issued ASC Update 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASC 2015-05") which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASC 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. Entities can use either of two methods: (i) prospectively to all arrangements entered into or materially modified after the effective date; or (ii) retrospectively providing certain additional disclosures as defined per ASC 2015-05. ASC 2015-05 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-05 to have a material impact on our financial statements.
In May 2014, the FASB issued ASC Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09"), which was amended in July 2015, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. The Company is evaluating the method of adoption and the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
Note 3: Inventories
The Company’s Inventories consist of the following:

	June 30, 2015	March 31, 2015
Raw materials	$1,826	$1,674
Finished goods	68,012	69,387
Inventory, gross	69,838	71,061
Excess and obsolete inventory reserves	(16,423)	(16,624)
Inventories, net	$53,415	$54,437

Note 4: Goodwill
The following table summarizes Goodwill at the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2015	$79,745	$506,271	$39,217	$38,171	$663,404
Accumulated impairment losses at March 31, 2015	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2015	$36,900	$142,235	$5,334	$6,709	$191,178

Foreign currency translation adjustment	(1)	1	19	680	699

Goodwill (gross) at June 30, 2015	$79,744	$506,272	$39,236	$38,851	$664,103
Accumulated impairment losses at June 30, 2015	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at June 30, 2015	$36,899	$142,236	$5,353	$7,389	$191,877
As previously disclosed, the Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2015 using data as of September 27, 2014. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units thus the reporting units are considered not impaired and the second step of the impairment test is not necessary. The excess of the fair value over this adjusted carrying amount was $23,061, $68,364, $14,839 and $1,411 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $8,629, $41,488, $2,998 and $1,265 for North America Products, North America Services, International Products and International Services, respectively.
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
During the second quarter of Fiscal 2016, the Company will determine whether the recent downward adjustment in its revenue and profitability outlook for the remainder of Fiscal 2016 will impact the valuation of goodwill.
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

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	June 30, 2015			March 31, 2015
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$11,971	$11,689	$282	$11,901	$11,548	$353
Customer relationships	137,267	80,312	56,955	137,267	77,988	59,279
Acquired backlog	20,838	20,329	509	20,838	20,111	727
Total	$170,076	$112,330	$57,746	$170,006	$109,647	$60,359
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$206,068	$120,583	$85,485	$205,998	$117,900	$88,098
The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions. The recent downward adjustment in its revenue and profitability outlook for the remainder of Fiscal 2016 will not impact the valuation of definite-lived or indefinite-lived intangible assets.
The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer relationships	Total
March 31, 2015	$27,739	$1,080	$59,279	$88,098
Intangibles Amortization	—	(289)	(2,324)	(2,613)
Foreign currency translation adjustment	—	—	—	—
June 30, 2015	$27,739	$791	$56,955	$85,485
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2016, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2016	$7,664
2017	8,883
2018	7,427
2019	6,446
2020	5,951
Thereafter	21,375
Total	$57,746

Note 6: Indebtedness
The Company’s Long-term debt consists of the following:

	June 30, 2015	March 31, 2015
Revolving credit agreement	$143,145	$136,000
Other	2,096	2,132
Total debt	$145,241	$138,132
Less: current portion (included in Other liabilities)	(772)	(865)
Long-term debt	$144,469	$137,267
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement were permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015, and includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $100,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2015, the Company was in compliance with all covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended June 30, 2015 was $173,900, $160,762 and 2.0%, respectively, compared to $189,605, $176,163 and 1.5%, respectively, for the three-months ended June 30, 2014.
As of June 30, 2015, the Company had $4,450 outstanding in letters of credit and $152,405 in unused commitments, which are limited by a financial covenant, under the Credit Agreement.
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

As of June 30, 2015, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $48,510 and will expire within eight months. There was no hedge ineffectiveness during Fiscal 2016 or Fiscal 2015.
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
The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	June 30, 2015	March 31, 2015	June 30, 2015	March 31, 2015
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$856	$4,959
Foreign currency contracts	Other assets (current)	$521	$402
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			$106	$400

		Three-months ended
		June 30
	Classification	2015	2014
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(99)	$(81)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$206	$106
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$294	$249
Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$12,950	$22,721	$—	$35,671
Foreign currency contracts	$—	$521	$—	$521
Total Assets at Fair Value	$12,950	$23,242	$—	$36,192
Liabilities at Fair Value
Foreign currency contracts	$—	$856	$—	$856
Interest-rate swap	$—	$106	$—	$106
Total Liabilities at Fair Value	$—	$962	$—	$962

(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2015.

Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.
Note 9: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	June 30, 2015	March 31, 2015
Foreign currency translation adjustment	$2,430	$(858)
Derivative instruments, net of tax	(96)	(203)
Defined benefit pension, net of tax	(12,248)	(12,338)
Accumulated other comprehensive income	$(9,914)	$(13,399)
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
1Q16	June 26, 2015	July 10, 2015	$0.11	$1,691
4Q15	March 31, 2015	April 15, 2015	$0.10	$1,537
3Q15	December 26, 2014	January 9, 2015	$0.10	$1,536
2Q15	September 26, 2014	October 10, 2014	$0.10	$1,544
1Q15	June 27, 2014	July 11, 2014	$0.10	$1,554
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
Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended
	June 30
	2015	2014
Shares of common stock purchased	141,524	171,304
Aggregate purchase price	$2,796	$3,936
Average purchase price	$19.75	$22.98
During the three-month period ended June 30, 2015, the Company made tax payments of $796 and withheld 40,176 shares of common stock, which were designated as treasury shares, at an average price per share of $19.80, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During the three-month period ended June 30, 2014, the Company made tax payments of $949 and withheld 41,404 shares of common stock, which were designated as treasury shares, at an average price per share of $22.92, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of its repurchase programs beginning in April 1999 and through June 30, 2015, the Company has repurchased 10,828,575 shares of common stock for an aggregate purchase price of $402,360, or an average purchase price per share of $37.16. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of June 30, 2015, 671,425 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0. At June 30, 2015, the Company's leverage ratio was 3.0 which restricts the Company from repurchasing its stock on the open market during the second quarter of Fiscal 2016.
Note 10: Income Taxes
The Company's provision for income taxes for the three-months ended June 30, 2015 was $2,074, an effective tax rate of 73.3% on income before provision for income taxes of $2,828, compared to a provision for income taxes for the three-months ended June 30, 2014 of $3,531, an effective tax rate of 47.2% on income before provision for income taxes of $7,474. The effective tax rate increase from 47.2% to 73.3% was primarily due to a decrease in Income before provision for income taxes. The effective tax rate for the three-months ended June 30, 2015 of 73.3% differs from the federal statutory rate primarily due to state income taxes and the write-off of certain deferred tax assets related to equity awards partially offset by foreign earnings taxed at lower statutory rates.
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
Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of June 30, 2015, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 5,199,210 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $2,279 and $2,312 for the three-months ended June 30, 2015 and 2014, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $870 and $843 for the three-months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.
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

	Three-months ended
	June 30
	2015	2014
Expected life (in years)	7.5	7.7
Risk free interest rate	2.0%	2.3%
Annual forfeiture rate	1.5%	1.5%
Expected Volatility	43.9%	45.1%
Dividend yield	1.8%	1.3%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2015	1,844	$31.65
Granted	160	19.51
Exercised	—	—
Forfeited or cancelled	(85)	34.19
Outstanding at June 30, 2015	1,919	$30.52	3.8	$231
Exercisable at June 30, 2015	1,613	$32.28	2.7	$—
The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2015 and 2014 was $7.79 and $9.59, respectively. The intrinsic value of options exercised during the three-months ended June 30, 2015 and 2014 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on June 26, 2015, which was $20.96.
The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	290	$9.68
Granted	160	7.79
Vested	(135)	9.62
Forfeited	(9)	9.74
June 30, 2015	306	$8.72
As of June 30, 2015, there was $2,400 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	262	$23.34
Granted	170	19.53
Vested	(151)	22.41
Forfeited	(12)	22.99
June 30, 2015	269	$21.47
The total fair value of shares that vested during the three-months ended June 30, 2015 and 2014 was $2,979 and $3,401, respectively.
As of June 30, 2015, there was $4,135 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

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

	Three-months ended
	June 30
	2015	2014
Risk free interest rate	0.9%	0.8%
Expected Volatility	39.9%	44.7%
Dividend yield	2.0%	1.3%
The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	275	$24.69
Granted	106	19.56
Vested	—	—
Forfeited	(90)	22.79
June 30, 2015	291	$23.41
The total fair value of shares that vested during the three-months ended June 30, 2015 and 2014 was $0 and $0, respectively.
As of June 30, 2015, there was $2,334 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.3 years.
Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Three-months ended
	June 30
	2015	2014
Net income (loss)	$754	$3,943
Weighted-average common shares outstanding (basic)	15,356	15,528
Effect of dilutive securities from equity awards	103	101
Weighted-average common shares outstanding (diluted)	15,459	15,629
Basic earnings (loss) per common share	$0.05	$0.25
Dilutive earnings (loss) per common share	$0.05	$0.25

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,918,615 and 2,143,781 non-dilutive equity awards outstanding for the three-months ended June 30, 2015 and 2014, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
1Q16
Revenues	$20,825	$182,018	$19,671	$6,700	$229,214
Gross profit	8,879	51,116	7,945	1,711	69,651
Operating income (loss)	988	2,354	319	491	4,152
Depreciation expense	354	1,442	160	46	2,002
Intangibles amortization	—	2,613	—	—	2,613
Capital Expenditures	400	1,377	112	28	1,917
Assets (as of June 30)	104,121	505,599	42,568	24,747	677,035

1Q15
Revenues	19,727	194,265	23,492	7,742	245,226
Gross profit	7,959	55,217	9,989	2,064	75,229
Operating income (loss)(1)	229	7,453	303	579	8,564
Depreciation expense	550	947	180	41	1,718
Intangibles amortization	—	2,647	—	3	2,650
Capital Expenditures	360	1,417	132	—	1,909
Assets (as of June 30)	94,480	535,908	54,301	31,651	716,340
(1) These results reflect a reclassification of expense that reduced Operating income (loss) in North America Products by $1,218 in 1Q15, with a corresponding increase of the same amounts for Operating income (loss) in North America Services. This reclassification had no effect on our consolidated financial results.
Note 14: Commitments and Contingencies
The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property held by the Company subject to escheat laws primarily includes accounts payable, payroll checks and trade accounts receivable credits. The Company participated in voluntary disclosure programs in all 50 states within the United States and the District of Columbia in an effort to voluntarily comply with state abandoned property laws and settle past due unclaimed property obligations. The Company completed the programs and settled with 49 states and the District of Columbia which resulted in an immaterial charge to the consolidated financial statements during the fiscal year ended March 31, 2014. On May 22, 2013, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. Since that time, the Company has worked in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. The Voluntary Disclosure Agreement had an original expiration date of June 30, 2015 which was subsequently extended for six months to December 30, 2015. The Company will continue to examine its options regarding the escheat laws of Delaware including completing Delaware’s Voluntary Disclosure Agreement Program or proceeding to audit, as well as to pursue any indemnification claims the Company may have from a third party with respect to such liability. Amounts incurred and paid to resolve past due unclaimed property obligations in Delaware could have a material adverse effect on the Company’s results of operations and cash flows.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Management believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.
There has been no other significant or unusual activity during Fiscal 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three-months ended June 30, 2015 and 2014 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2015 (the "Form 10-K"). References to “1Q16” mean the three-month period ended June 30, 2015 while references to “1Q15” mean the three-month period ended June 30, 2014. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of June 30, 2015 and 2014 were June 27, 2015 and June 28, 2014, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
The Company
Black Box is a leading technology solutions provider dedicated to helping customers design, build, manage and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms that it has built over its 39-year history.
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
The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At June 30, 2015, the Company's total backlog, which relates primarily to Services, was $377,803, of which $240,447 is expected to be completed within the next twelve months.

Our platforms introduce scale, flexibility and leverage to the business, and provide the following competitive advantages:

•
A diversified client base: We have built a diversified client base that ranges from small organizations to many of the world's largest corporations and institutions. Black Box clients participate in many industries, including government, technology, business services, healthcare, manufacturing, banking and retail, among others. Revenues from our clients are segmented with approximately 60% from large companies (i.e., revenues greater than $1 billion, including federal governments), approximately 20% from medium-sized companies (i.e., revenues between $50 million and $1 billion, including state governments) and approximately 20% from small companies (i.e., revenues less than $50 million, including local governments). We strive to develop extensive and long-term relationships with high-quality clients as we believe that satisfied clients will demand quality services and product offerings even in economic downturns. Also, we believe that our distinctive portfolio of products and services will allow us to leverage the relationships and introduce additional offerings to satisfied clients.

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

The Company services a variety of clients within most major industries, with the highest concentration in the government, technology, business services, healthcare, manufacturing, banking and retail industry verticals. Factors that impact those verticals, therefore, could have an impact on the Company. While the Company generates most of its revenues in North America, the Company also generates revenues from around the world, primarily Europe, such that factors that impact European markets could impact the Company.

1Q16 vs 1Q15 Summary

	1Q16	1Q15	% Change
Revenues	$229,214	$245,226	(7)%
Gross profit margin	30.4%	30.7%	(1)%
Operating income margin	1.8%	3.5%	(48)%
Diluted EPS	$0.05	$0.25	(81)%
Net cash provided by (used for) operating activities	$(7,371)	$(5,882)	n/m
n/m = not meaningful
Diluted EPS was $0.05, a decrease of 81% compared to Diluted EPS of $0.25 in the same period last year as a result of:

•
a $16,012 decrease in Revenues as a result of a decrease in Service Revenues primarily due to a decrease in our core commercial revenues and government revenues within North America Services and a negative exchange rate impact of $3,616 relative to the U.S. Dollar in International Products partially offset by an increase in our solutions practices, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services and North America Products,

•
a $5,578 decrease in Gross profit as a result of the decrease in Revenues in North America Services noted above and the decrease in Gross profit margin in North America Services resulting from project mix,

•
a $1,129 decrease in Selling, general and administrative expenses which were primarily the result of cost savings from restructuring activity in the prior year in both International Products and North America Services partially offset by current period investments for the operations transformation and infrastructure in North America Services,

•
a $251 increase in Interest expense (income), net resulting from $242 of deferred financing costs that were written off in connection with the Company's voluntary reduction in the unused commitment of our Credit Agreement (as defined below) partially offset by a change in the fair value of the interest-rate swap of $45 (from a gain of $249 in 1Q15 to a gain of $294 in 1Q16),

•	a $1,457 decrease in Provision for income taxes and an increase in the effective rate from 47.2% to 73.3% due to a decrease in Income before provision for income taxes, and

•	a 170 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases partially offset by the vesting of certain restricted stock in 1Q16.
Net cash used for operating activities was $7,371, which included Net income of $754 and an increase in working capital of $13,590, a decrease of 25% compared to net cash used for operating activities of $5,882, which included Net income of $3,943 and an increase in working capital of $15,564, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income amounts in the table below are presented on a basis consistent with GAAP.

	1Q16	1Q15	% Change
Revenues
North America Products	$20,825	$19,727	6%
International Products	$19,671	$23,492	(16)%
Products	$40,496	$43,219	(6)%
North America Services	$182,018	$194,265	(6)%
International Services	$6,700	$7,742	(14)%
Services	$188,718	$202,007	(7)%
Total Revenues	$229,214	$245,226	(7)%
Gross profit
North America Products	$8,879	$7,959	12%
% of Revenues	42.6%	40.3%	6%
International Products	$7,945	$9,989	(21)%
% of Revenues	40.4%	42.5%	(5)%
Products	$16,824	$17,948	(6)%
% of Revenues	41.5%	41.5%	—%
North America Services	$51,116	$55,217	(7)%
% of Revenues	28.1%	28.4%	(1)%
International Services	$1,711	$2,064	(17)%
% of Revenues	25.5%	26.7%	(4)%
Services	$52,827	$57,281	(8)%
% of Revenues	28.0%	28.4%	(1)%
Total Gross Profit	69,651	75,229	(7)%
% of Revenues	30.4%	30.7%	(1)%
Operating income (loss)(1)
North America Products	$988	$229	331%
% of Revenues	4.7%	1.2%	309%
International Products	$319	$303	5%
% of Revenues	1.6%	1.3%	26%
Products	$1,307	$532	146%
% of Revenues	3.2%	1.2%	162%
North America Services	$2,354	$7,453	(68)%
% of Revenues	1.3%	3.8%	(66)%
International Services	$491	$579	(15)%
% of Revenues	7.3%	7.5%	(2)%
Services	$2,845	$8,032	(65)%
% of Revenues	1.5%	4.0%	(62)%
Total Operating Income (loss)	4,152	8,564	(52)%
% of Revenues	1.8%	3.5%	(48)%
(1) These results reflect a reclassification of expense that reduced Operating income (loss) in North America Products by $1,218 in 1Q15, with a corresponding increase of the same amounts for Operating income (loss) in North America Services. This reclassification had no effect on our consolidated financial results.

1Q16 vs 1Q15
Total Revenues were $229,214, a decrease of 7% when compared to Total Revenues of $245,226 in the same period last year. Product Revenues were $40,496, a decrease of 6% compared to Product Revenues of $43,219 in the same period last year primarily due to a negative exchange rate impact of $3,616 relative to the U.S. Dollar in International Products partially offset by an increase in North America Products as a result of direct selling efforts in focused markets. Service Revenues were $188,718, a decrease of 7% compared to Service Revenues of $202,007 in the same period last year primarily due to a decrease in core commercial revenues, primarily in the business services industry, and a decrease in government revenues as a result of unexpected project delays and award delays within North America Services partially offset by increases in a large managed services contract and our solutions practices, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services.
Total Gross profit margin was 30.4%, a decrease of 1% compared to Total Gross profit margin of 30.7% in the same period last year. Product Gross profit margin was 41.5%, consistent with Product Gross profit margin of 41.5% in the same period last year primarily due to an increase in North America Products as a result of cost efficiency programs offset by a decrease in International Products as a result of product mix. Service Gross profit margin was 28.0%, a decrease of 1% compared to Service Gross profit margin of 28.4% in the same period last year primarily due to project mix.
Total Operating income margin was 1.8%, a decrease of 48% compared to Total Operating income margin of 3.5% in the same period last year. Product Operating income margin was 3.2%, an increase of 162% compared to Product Operating income margin of 1.2% in the same period last year, primarily due to an increase in Gross profit in North America Products and a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in International Products partially offset by a decrease in Gross profit margin in International Products. Service Operating income margin was 1.5%, a decrease of 62% compared to Service Operating income margin of 4.0% in the same period last year, primarily due to a decrease in Gross profit and current period investments for the operations transformation and infrastructure partially offset by a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in North America Services.
Interest expense, Other expense and Income Taxes

	1Q16	1Q15	% Change
Interest expense	$1,382	$1,131	22%
% of Revenues	0.6%	0.5%	20%
Income taxes	$2,074	$3,531	(41)%
Effective income tax rate	73.3%	47.2%	55%
1Q16 vs 1Q15
Interest expense was $1,382, an increase of 22% compared to Interest expense of $1,131 in the same period last year primarily as a result of $242 of deferred financing costs that were written off in connection with the Company's voluntary reduction in the unused commitment of our Credit Agreement (as defined below) partially offset by a change in the fair value of the interest-rate swap of $45 (from a gain of $249 in 1Q15 to a gain of $294 in 1Q16). Interest expense as a percent of Revenues was 0.6%, an increase of 20% compared to Interest expense as a percent of Revenues of 0.5% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $160,762 and 2.0%, respectively, compared to $176,163 and 1.5% in the same period last year.
Income taxes were $2,074, a decrease of 41% compared to Income taxes of $3,531 in the same period last year. The effective income tax rate was 73.3%, an increase of 55% compared to the effective income tax rate of 47.2% in the same period last year. The effective income tax rate increase from 47.2% to 73.3% was primarily due to a decrease in Income before provision for income taxes.

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
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	1Q16	4Q15	1Q15
Cash and cash equivalents	$20,508	$23,534	$27,768
Working capital	$169,208	$155,618	$191,256
Long-term debt	$144,469	$137,267	$170,536
Stockholders’ equity	$339,113	$337,111	$352,035
Unused commitments of the Credit Agreement(1)	$152,405	$259,950	$225,480
(1) On April 16, 2015, the Company voluntarily reduced the unused commitments of the Credit Agreement by $100,000.
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
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	1Q16	1Q15
Net cash provided by (used for) operating activities	$(7,371)	$(5,882)
Net cash provided by (used for) investing activities	$(1,898)	$(1,914)
Net cash provided by (used for) financing activities	$6,141	$5,304
Net cash provided by (used for) operating activities
Net cash provided by operating activities was $7,371, due primarily to Net income of $754, inclusive of non-cash charges, a decrease in All other assets, net of $6,961 and a decrease in All other liabilities of $22,043, compared to net cash used for operating activities of $5,882 in the same period last year, due primarily to Net income of $3,943, inclusive of non-cash charges, an increase in Accounts receivable, net of $14,492 and a decrease in All other liabilities of $13,427. Changes in the above accounts are based on average Fiscal 2016 and Fiscal 2015 exchange rates, as applicable.
Changes in working capital, and particularly changes in accounts receivable, costs in excess of billings and billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.

Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $1,917 compared to $1,909 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and vehicles.
Net cash provided by (used for) financing activities
Long-term debt
Proceeds from long-term debt was $6,957 compared to $10,076 in the same period last year, which was used to fund common stock repurchases and operations.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $2,000 compared to $2,987 in the same period last year. The Company also made tax payments of $796 compared to $949 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of the repurchase program beginning in April 1999 through June 30, 2015, the Company has repurchased 10,828,575 shares of common stock for an aggregate purchase price of $402,360, or an average purchase price per share of $37.16. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of June 30, 2015, 671,425 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0. At June 30, 2015, the Company's leverage ratio was 3.0 which restricts the Company from repurchasing its stock on the open market during the second quarter of Fiscal 2016.
Dividends
The Company made discretionary investments in the form of dividends to its stockholders of $1,537 compared to $1,400 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make distributions or dividends as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.

Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement were permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015, and includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $100,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of June 30, 2015, the Company was in compliance with all covenants under the Credit Agreement.
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
During the second quarter of Fiscal 2016, the Company will determine whether the recent downward adjustment in its revenue and profitability outlook for the remainder of Fiscal 2016 will impact the valuation of goodwill.

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
Contingencies
The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property held by the Company subject to escheat laws primarily includes accounts payable, payroll checks and trade accounts receivable credits. The Company participated in voluntary disclosure programs in all 50 states within the United States and the District of Columbia in an effort to voluntarily comply with state abandoned property laws and settle past due unclaimed property obligations. The Company completed the programs and settled with 49 states and the District of Columbia which resulted in an immaterial charge to the consolidated financial statements during the fiscal year ended March 31, 2014. On May 22, 2013, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. Since that time, the Company has worked in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. The Voluntary Disclosure Agreement had an original expiration date of June 30, 2015 which was subsequently extended for six months to December 30, 2015. The Company will continue to examine its options regarding the escheat laws of Delaware including completing Delaware’s Voluntary Disclosure Agreement Program or proceeding to audit, as well as to pursue any indemnification claims the Company may have from a third party with respect to such liability. Amounts incurred and paid to resolve past due unclaimed property obligations in Delaware could have a material adverse effect on the Company’s results of operations and cash flows.
Critical Accounting Policies/Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2016.
Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2016 that have had a material impact on the Company's consolidated financial statements.
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASC 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASC 2015-03 requires retrospective adoption and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-03 to have a material impact on our financial statements.
In April 2015, the FASB issued ASC Update 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASC 2015-05") which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASC 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. Entities can use either of two methods: (i) prospectively to all arrangements entered into or materially modified after the effective date; or (ii) retrospectively providing certain additional disclosures as defined per ASC 2015-05. ASC 2015-05 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-05 to have a material impact on our financial statements.

In May 2014, the FASB issued ASC Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09"), which was amended in July 2015, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. The Company is evaluating the method of adoption and the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations. As of June 30, 2015, the Company had total long-term obligations of $143,145 under the Credit Agreement. Of the outstanding debt, $125,000 was in variable rate debt that was effectively converted to fixed rate debt through an interest-rate swap agreement (discussed in more detail below) and $18,145 was in variable rate obligations. As of June 30, 2015, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $45 ($27 net of tax) assuming the Company employed no intervention strategies.
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
As of June 30, 2015, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.22 to 1.33 Australian dollar, 1.13 to 1.26 Canadian dollar, 5.95 to 6.84 Danish krone, 0.80 to 0.94 Euro, 15.19 to 15.57 Mexican peso, 6.77 to 8.01 Norwegian kroner, 0.64 to 0.66 British pound sterling, 7.37 to 8.67 Swedish krona, 0.95 to 0.96 Swiss franc and 119.78 to 125.04 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $48,510 and will expire within eight months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of June 27, 2015. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2015 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2015 to April 26, 2015	—	$—	—	772,773
April 27, 2015 to May 24, 2015	101,348	$19.73	101,348	671,425
May 25, 2015 to June 27, 2015	—	$—	—	671,425
Total	101,348	$19.73	101,348	671,425
As of June 27, 2015, 671,425 shares were available for the Company's repurchase under a repurchase program for 1,000,000 shares approved by the Board and announced on October 2, 2012. This repurchase program has no expiration date and none of the Company's prior repurchase programs were terminated prior to the full repurchase of the authorized amount.
Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0. At June 30, 2015, the Company's leverage ratio was 3.0 which restricts the Company from repurchasing its stock on the open market during the second quarter of Fiscal 2016.
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
Date: August 3, 2015
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