Form 10-Q
period 2015-09-26
BLACK BOX CORP
filed 2015-10-30
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 9, 2015, there were 15,382,475 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 26, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	September 26, 2015	March 31, 2015
Assets
Cash and cash equivalents	$20,287	$23,534
Accounts receivable, net of allowance for doubtful accounts of $5,463 and $5,109	165,132	150,562
Inventories, net	50,121	54,437
Costs/estimated earnings in excess of billings on uncompleted contracts	78,989	79,329
Other assets	27,706	35,475
Total current assets	342,235	343,337
Property, plant and equipment, net	32,908	32,247
Goodwill, net	34,379	191,178
Intangibles, net	82,880	88,098
Deferred tax asset	47,313	27,008
Other assets	3,957	4,391
Total assets	$543,672	$686,259
Liabilities
Accounts payable	$58,343	$64,509
Accrued compensation and benefits	18,573	24,817
Deferred revenue	28,663	34,913
Billings in excess of costs/estimated earnings on uncompleted contracts	18,574	16,380
Other liabilities	39,025	47,100
Total current liabilities	163,178	187,719
Long-term debt	151,288	137,267
Other liabilities	22,827	24,162
Total liabilities	$337,293	$349,148
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,375 and 15,365 shares outstanding, 26,456 and 26,305 issued	26	26
Additional paid-in capital	501,140	498,052
Retained earnings	125,914	258,388
Accumulated other comprehensive income (loss)	(11,949)	(13,399)
Treasury stock, at cost 11,081 and 10,940 shares	(408,752)	(405,956)
Total stockholders’ equity	$206,379	$337,111
Total liabilities and stockholders’ equity	$543,672	$686,259

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Six-months ended
	September 26 and September 27		September 26 and September 27
In thousands, except per share amounts	2015	2014	2015	2014
Revenues
Products	$44,284	$44,549	$84,780	$87,768
Services	192,554	204,324	381,272	406,331
Total	236,838	248,873	466,052	494,099
Cost of sales *
Products	25,488	25,943	49,160	51,214
Services	139,944	149,221	275,835	293,947
Total	165,432	175,164	324,995	345,161
Gross profit	71,406	73,709	141,057	148,938
Selling, general & administrative expenses	61,391	64,016	124,277	128,031
Goodwill impairment loss	157,272	—	157,272	—
Intangibles amortization	2,604	2,643	5,217	5,293
Operating income (loss)	(149,861)	7,050	(145,709)	15,614
Interest expense, net	1,053	1,027	2,435	2,158
Other expenses (income), net	443	180	385	139
Income (loss) before provision for income taxes	(151,357)	5,843	(148,529)	13,317
Provision (benefit) for income taxes	(21,512)	2,640	(19,438)	6,171
Net income (loss)	$(129,845)	$3,203	$(129,091)	$7,146
Earnings (loss) per common share
Basic	$(8.45)	$0.21	$(8.41)	$0.46
Diluted	$(8.45)	$0.21	$(8.41)	$0.46
Weighted-average common shares outstanding
Basic	15,375	15,480	15,345	15,483
Diluted	15,375	15,516	15,345	15,546
Dividends per share	$0.11	$0.10	$0.22	$0.20
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Six-months ended
	September 26 and September 27		September 26 and September 27
In thousands	2015	2014	2015	2014
Net income (loss)	$(129,845)	$3,203	$(129,091)	$7,146
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,062)	(5,953)	1,226	(5,833)
Pension
Actuarial gain (loss), net of taxes of ($3), $1, $0 and ($2)	(4)	1	1	(3)
Amounts reclassified into results of operations, net of taxes of $56, $28, $112 and $56	85	43	170	86
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($76), $33, ($137) and ($17)	(123)	53	(222)	(28)
Amounts reclassified into results of operations, net of taxes of $43, $24, $170 and $89	69	39	275	145
Other comprehensive income (loss)	$(2,035)	$(5,817)	$1,450	$(5,633)
Comprehensive income (loss)	$(131,880)	$(2,614)	$(127,641)	$1,513

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months ended
	September 26 and September 27
In thousands	2015	2014
Operating Activities
Net income (loss)	$(129,091)	$7,146
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	5,217	5,293
Depreciation	4,088	3,394
Loss (gain) on sale of property	(27)	(45)
Deferred taxes	(23,179)	(180)
Stock compensation expense	3,148	3,594
Change in fair value of interest-rate swaps	(399)	(546)
Goodwill impairment loss	157,272	—
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	(14,256)	(9,890)
Inventories, net	4,318	663
Costs/estimated earnings in excess of billings on uncompleted contracts	329	705
All other assets	11,380	2,648
Accounts payable	(6,227)	(2,047)
Billings in excess of costs/estimated earnings on uncompleted contracts	2,195	4,675
All other liabilities	(28,688)	(6,252)
Net cash provided by (used for) operating activities	$(13,920)	$9,158
Investing Activities
Capital expenditures	(4,498)	(3,522)
Capital disposals	117	45
Prior merger-related (payments)/recoveries	—	(776)
Net cash provided by (used for) investing activities	$(4,381)	$(4,253)
Financing Activities
Proceeds (repayments) from long-term debt	$13,918	$946
Proceeds (repayments) from short-term debt	6,434	2,212
Purchase of treasury stock	(2,796)	(5,936)
Payment of dividends	(3,229)	(2,954)
Increase (decrease) in cash overdrafts	4	(364)
Net cash provided by (used for) financing activities	14,331	(6,096)
Foreign currency exchange impact on cash	$723	$(1,267)
Increase/(decrease) in cash and cash equivalents	$(3,247)	$(2,458)
Cash and cash equivalents at beginning of period	$23,534	$30,810
Cash and cash equivalents at end of period	$20,287	$28,352
Supplemental cash flow
Cash paid for interest	$3,092	$2,681
Cash paid for income taxes	1,022	3,129
Non-cash financing activities
Dividends payable	1,692	1,544
Capital leases	319	145
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation
Business
Black Box Corporation ("Black Box" or "the Company") is a leading technology solutions provider dedicated to helping customers design, build, manage and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms it has built over its 39-year history. The Products platform provides networking solutions through the sale of products including: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. The Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (vi) data center services. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2015 and 2014 were September 26, 2015 and September 27, 2014, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASC 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASC Update No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," ("ASC 2015-15"). ASC 2015-15 provides additional guidance to ASC 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASC 2015-03 requires retrospective adoption and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-03 to have a material impact on our financial statements.
In April 2015, the FASB issued ASC Update No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASC 2015-05") which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASC 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. Entities can use either of two methods: (i) prospectively to all arrangements entered into or materially modified after the effective date; or (ii) retrospectively providing certain additional disclosures as defined per ASC 2015-05. ASC 2015-05 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-05 to have a material impact on our financial statements.
In May 2014, the FASB issued ASC Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09"), which was amended in July 2015 by ASC Update No. 2015-14, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. The Company is evaluating the method of adoption and the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In July 2015, the FASB issued ASC Update No. 2015-11, "Simplifying the Measurement of Inventory" ("ASC 2015-11") which requires that inventory be measured at the lower of cost and net realizable value. ASC 2015-11 should be adopted prospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASC 2015-11 to have a material impact on our financial statements.
Note 3: Inventories
The Company’s Inventories consist of the following:

	September 30, 2015	March 31, 2015
Raw materials	$1,912	$1,674
Finished goods	63,740	69,387
Inventory, gross	65,652	71,061
Excess and obsolete inventory reserves	(15,531)	(16,624)
Inventories, net	$50,121	$54,437

Note 4: Goodwill
The following table summarizes Goodwill at the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2015	$79,745	$506,271	$39,217	$38,171	$663,404
Accumulated impairment losses at March 31, 2015	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2015	$36,900	$142,235	$5,334	$6,709	$191,178

Foreign currency translation adjustment	2	—	14	457	473
Goodwill impairment loss	(25,211)	(119,547)	(5,348)	(7,166)	(157,272)

Goodwill (gross) at September 30, 2015	$79,747	$506,271	$39,231	$38,628	$663,877
Accumulated impairment losses at September 30, 2015	(68,056)	(483,583)	(39,231)	(38,628)	(629,498)
Goodwill (net) at September 30, 2015	$11,691	$22,688	$—	$—	$34,379
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2015 using data as of September 27, 2014. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units; thus, the reporting units were considered not impaired and the second step of the impairment test was not necessary. The excess of the fair value over this adjusted carrying amount was $23,061, $68,364, $14,839 and $1,411 for North America Products, North America Services, International Products and International Services, respectively.
During the fourth quarter of Fiscal 2015 in connection with planning for the fiscal year ending March 31, 2016, and based on the results of Fiscal 2015, the Company reduced its longer-term revenue and profitability outlook for North America Services from the longer-term revenue and profitability outlook used in the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015. The Company evaluated the impact of this reduced longer-term revenue and profitability outlook and determined that it was not likely to reduce the fair value of this reporting unit below its carrying amount; thus, no interim test was warranted. Such determination was based on the following considerations: (i) the Company continues to expect longer term revenue and profit growth, but at lower rates (ii) the carrying amount for North America Services did not materially change from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015 (iii) the Company had $68,364 (31%) of excess of fair value over the carrying amount for North America Services from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015 and (iv) there were no material negative industry or macro-economic trends in the fourth quarter of Fiscal 2015. To illustrate the impact of the reduced longer-term revenue and profitability outlook, assuming all other assumptions held constant from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015, the excess of the fair value for North America Services would have been reduced from $68,364 (31%) to $14,963 (7%).
During the second quarter of Fiscal 2016 and in connection with its recent downward adjustment to revenue and profitability outlook for Fiscal 2016 communicated on July 28, 2015 (the most recent earnings conference call), the Company conducted an interim goodwill assessment to determine whether such assets were recoverable as of June 27, 2015. Such assessment revealed that the carrying value of its reporting units exceeded the fair value of its reporting units and accordingly the Company proceeded to the second step of the goodwill impairment assessment.
The Company recorded a non-cash, pre-tax goodwill impairment loss of $157,272, (consisting of $25,211, $119,547, $5,348 and $7,166 in its North America Products, North America Services, International Products and International Services reporting units, respectively) during the second quarter of Fiscal 2016 as a result of its interim goodwill assessment conducted as of June 27, 2015. In determining the impairment loss, the implied fair value of the reporting unit goodwill was compared to the carrying amount of the goodwill. The implied fair value of reporting unit goodwill was determined as the residual between the fair value of the reporting unit and the fair value of its assets (including any unrecognized intangible assets) and liabilities as of the interim goodwill assessment date. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows nor did it result in any cash expenditures.

The primary factors contributing to the goodwill impairment loss in North America Services were lower projected revenue and profit in Fiscal 2016 and the corresponding impact in periods beyond Fiscal 2016 and a historically high weighted-average cost of capital. North America Services revenues are lower relative to recent historical amounts due to a slower than anticipated ramp up of the new sales organization in the Company's core commercial services business and continued deferments of award and task order funding in the Company's federal business, partially offset by continued growth in the Company's Solutions Practices and large managed service contract. North America Services profits continue to be challenged by competitive pricing pressures and current period investments for the operations initiative and infrastructure which the Company believes will enable it to grow revenue and profits more efficiently beyond Fiscal 2016. North America weighted-average cost of capital was at a historical high primarily driven by a significant increase in the size premium within the cost of equity as a result of a decrease in the Company's market capitalization below $300 million. The primary factor contributing to the goodwill impairment loss in North America Products, International Products and International Services were the historically high weighted-average cost of capital noted above and, to a lower extent, lower than expected projected profits.
The Company adjusted the carrying value of its reporting units to reflect the goodwill impairment loss and compared that adjusted carrying value to the fair value of the reporting units. The excess of the fair value over this adjusted carrying value was $23,599 and $6,303 for North America Products and North America Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit, would decrease the fair value of the reporting units by $5,732 and $17,453 for North America Products and North America Services, respectively.
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
Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	September 30, 2015			March 31, 2015
	Gross Carrying Amount(1)	Accum. Amort.(1)	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$2,148	$1,935	$213	$11,901	$11,548	$353
Customer relationships	121,406	66,769	54,637	137,267	77,988	59,279
Backlog	3,489	3,198	291	20,838	20,111	727
Total	$127,043	$71,902	$55,141	$170,006	$109,647	$60,359
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$163,035	$80,155	$82,880	$205,998	$117,900	$88,098
(1) Reflects the write-off of fully amortized non-compete agreements, customer relationships and backlog during the three-month period ending September 26, 2015.
The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions. During the second quarter of Fiscal 2016 and in connection with its recent downward adjustment to revenue and profitability outlook for Fiscal 2016, the Company conducted an interim long-lived asset assessment and determined such assets were recoverable as of June 27, 2015.

The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer relationships	Total
March 31, 2015	$27,739	$1,080	$59,279	$88,098
Intangibles Amortization	—	(575)	(4,642)	(5,217)
Foreign currency translation adjustment	—	(1)	—	(1)
September 30, 2015	$27,739	$504	$54,637	$82,880
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2016, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2016	$5,057
2017	8,885
2018	7,427
2019	6,446
2020	5,951
Thereafter	21,375
Total	$55,141
Note 6: Indebtedness
The Company’s Long-term debt consists of the following:

	September 30, 2015	March 31, 2015
Revolving credit agreement	$150,300	$136,000
Other	2,079	2,132
Total debt	$152,379	$138,132
Less: current portion (included in Other liabilities)	(1,091)	(865)
Long-term debt	$151,288	$137,267
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement were permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015, and includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $100,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2015, the Company was in compliance with all covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended September 30, 2015 was $183,050, $172,037 and 1.9%, respectively, compared to $198,055, $186,676 and 1.6%, respectively, for the three-months ended September 30, 2014. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six-months ended September 30, 2015 was $183,050, $166,494 and 1.9%, respectively, compared to $198,055, $181,478 and 1.5%, respectively, for the six-months ended September 30, 2014.
As of September 30, 2015, the Company had $4,450 outstanding in letters of credit and $145,250 in unused commitments, which are limited by a financial covenant, under the Credit Agreement.
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
As of September 30, 2015, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $47,964 and will expire within eight months. There was no hedge ineffectiveness during Fiscal 2016 or Fiscal 2015.
Interest-rate Swaps
On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, which was based on a three-month LIBOR rate versus a 1.25% fixed rate, had a notional value of $125,000 and terminated on July 26, 2015. As a result of reduced debt levels and expected continued low interest rates, the Company did not replace this swap. This interest-rate swap did not qualify for hedge accounting and is hereinafter referred to as the "interest-rate swap."
The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	September 30, 2015	March 31, 2015	September 30, 2015	March 31, 2015
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$808	$4,959
Foreign currency contracts	Other assets (current)	$375	$402
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			$—	$400

		Three-months ended		Six-months ended
		September 30		September 30
	Classification	2015	2014	2015	2014
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(123)	$53	$(222)	$(28)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$69	$39	$275	$145
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$105	$297	$399	$546
Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$12,950	$22,721	$—	$35,671
Foreign currency contracts	$—	$375	$—	$375
Total Assets at Fair Value	$12,950	$23,096	$—	$36,046
Liabilities at Fair Value
Foreign currency contracts	$—	$808	$—	$808
Interest-rate swap	$—	$—	$—	$—
Total Liabilities at Fair Value	$—	$808	$—	$808

(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2015.
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.
Note 9: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	September 30, 2015	March 31, 2015
Foreign currency translation adjustment	$368	$(858)
Derivative instruments, net of tax	(150)	(203)
Defined benefit pension, net of tax	(12,167)	(12,338)
Accumulated other comprehensive income	$(11,949)	$(13,399)

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
2Q16	September 25, 2015	October 9, 2015	$0.11	$1,692
1Q16	June 26, 2015	July 10, 2015	$0.11	$1,691
4Q15	March 31, 2015	April 15, 2015	$0.10	$1,537
3Q15	December 26, 2014	January 9, 2015	$0.10	$1,536
2Q15	September 26, 2014	October 10, 2014	$0.10	$1,544
1Q15	June 27, 2014	July 11, 2014	$0.10	$1,554
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
Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended		Six-months ended
	September 30		September 30
	2015	2014	2015	2014
Shares of common stock purchased	—	95,433	141,524	266,737
Aggregate purchase price	$—	$2,000	$2,796	$5,936
Average purchase price	$—	$20.96	$19.75	$22.26
During the six-month period ended September 30, 2015, the Company made tax payments of $796 and withheld 40,176 shares of common stock, which were designated as treasury shares, at an average price per share of $19.80, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During the six-month period ended September 30, 2014, the Company made tax payments of $949 and withheld 41,404 shares of common stock, which were designated as treasury shares, at an average price per share of $22.92, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of its repurchase programs beginning in April 1999 and through September 30, 2015, the Company has repurchased 10,828,575 shares of common stock for an aggregate purchase price of $402,360, or an average purchase price per share of $37.16. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of September 30, 2015, 671,425 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0. At September 30, 2015, the Company's leverage ratio was 3.2 which restricts the Company from repurchasing its stock on the open market during the third quarter of Fiscal 2016 and until the Company reports a leverage ratio of 3.0 or less.

Note 10: Income Taxes
The Company's benefit for income taxes for the three-months ended September 30, 2015 was $21,512, an effective tax rate of 14.2% on loss before provision for income taxes of $151,357, compared to a provision for income taxes for the three-months ended September 30, 2014 of $2,640, an effective tax rate of 45.2% on income before provision for income taxes of $5,843. The effective tax rate decrease from 45.2% to 14.2% was primarily due to a decrease in Income before provision for income taxes and the non-deducible portion of the goodwill impairment loss. The Company's benefit from income taxes for the six-months ended September 30, 2015 was $19,438, an effective tax rate of 13.1% on loss before provision for income taxes of $148,529, compared to a provision for income taxes for the six-months ended September 30, 2014 of $6,171, an effective tax rate of 46.3% on income before provision for income taxes of $13,317. The effective tax rate decrease from 46.3% to 13.1% was primarily due to a decrease in Income before provision for income taxes and the non-deducible portion of the goodwill impairment loss. The effective tax rate for the six-months ended September 30, 2015 of 13.1% differs from the federal statutory rate primarily due to a decrease in Income before provision for income taxes and the non-deducible portion of the goodwill impairment loss.
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
Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of September 30, 2015, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 5,240,377 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $869 and $1,282 for the three-months ended September 30, 2015 and 2014, respectively, and $3,148 and $3,594 for the six-months ended September 30, 2015 and 2014, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $332 and $468 for the three-months ended September 30, 2015 and 2014, respectively, and $1,201 and $1,311 for the six-months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.
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

	Six-months ended
	September 30
	2015	2014
Expected life (in years)	7.5	7.7
Risk free interest rate	2.0%	2.3%
Annual forfeiture rate	1.5%	1.5%
Expected Volatility	43.9%	45.1%
Dividend yield	1.8%	1.3%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2015	1,844	$31.65
Granted	160	19.51
Exercised	—	—
Forfeited or cancelled	(214)	31.05
Outstanding at September 30, 2015	1,790	$30.64	3.3	$—
Exercisable at September 30, 2015	1,509	$32.41	2.3	$—
The weighted-average grant-date fair value of options granted during the six-months ended September 30, 2015 and 2014 was $7.79 and $9.59, respectively. The intrinsic value of options exercised during the six-months ended September 30, 2015 and 2014 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on September 25, 2015, which was $14.54.
The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	290	$9.68
Granted	160	7.79
Vested	(135)	9.62
Forfeited	(34)	9.74
September 30, 2015	281	$8.63
As of September 30, 2015, there was $1,905 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	262	$23.34
Granted	170	19.53
Vested	(151)	22.41
Forfeited	(23)	23.27
September 30, 2015	258	$21.38
The total fair value of shares that vested during the six-months ended September 30, 2015 and 2014 was $2,979 and $3,401, respectively.
As of September 30, 2015, there was $3,358 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

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

	Six-months ended
	September 30
	2015	2014
Risk free interest rate	0.9%	0.8%
Expected Volatility	39.9%	44.7%
Dividend yield	2.0%	1.3%
The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	275	$24.69
Granted	106	19.56
Vested	—	—
Forfeited	(121)	23.53
September 30, 2015	260	$23.14
The total fair value of shares that vested during the six-months ended September 30, 2015 and 2014 was $0 and $0, respectively.
As of September 30, 2015, there was $1,600 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.1 years.
Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in table in thousands):

	Three-months ended		Six-months ended
	September 30		September 30
	2015	2014	2015	2014
Net income (loss)	$(129,845)	$3,203	$(129,091)	$7,146
Weighted-average common shares outstanding (basic)	15,375	15,480	15,345	15,483
Effect of dilutive securities from equity awards	—	36	—	63
Weighted-average common shares outstanding (diluted)	15,375	15,516	15,345	15,546
Basic earnings (loss) per common share	$(8.45)	$0.21	$(8.41)	$0.46
Dilutive earnings (loss) per common share	$(8.45)	$0.21	$(8.41)	$0.46

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,113,322 and 2,014,132 non-dilutive equity awards outstanding for the three-months ended September 30, 2015 and 2014, respectively, and 1,850,305 and 1,931,703 non-dilutive equity awards outstanding for the six-months ended September 30, 2015 and 2014, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
2Q16
Revenues	$24,339	$185,463	$19,945	$7,091	$236,838
Gross profit	10,903	51,014	7,893	1,596	71,406
Operating income (loss)	(22,912)	(114,945)	(5,097)	(6,907)	(149,861)
Depreciation expense	358	1,512	171	45	2,086
Intangibles amortization	—	2,604	—	—	2,604
Goodwill impairment loss	25,211	119,547	5,348	7,166	157,272
Capital Expenditures	1,841	250	409	81	2,581
Assets (as of September 30)	77,981	411,527	38,277	15,887	543,672

2Q15
Revenues	23,167	197,519	21,382	6,805	248,873
Gross profit	9,683	53,462	8,923	1,641	73,709
Operating income (loss)	1,860	5,404	(252)	38	7,050
Depreciation expense	541	932	166	37	1,676
Intangibles amortization	—	2,643	—	—	2,643
Goodwill impairment loss	—	—	—	—	—
Capital Expenditures	607	866	97	43	1,613
Assets (as of September 30)	94,720	536,300	48,544	27,430	706,994

2QYTD16
Revenues	45,164	367,481	39,616	13,791	466,052
Gross profit	19,782	102,130	15,838	3,307	141,057
Operating income (loss)	(21,924)	(112,591)	(4,778)	(6,416)	(145,709)
Depreciation expense	712	2,954	331	91	4,088
Intangibles amortization	—	5,217	—	—	5,217
Goodwill impairment loss	25,211	119,547	5,348	7,166	157,272
Capital Expenditures	2,241	1,627	521	109	4,498
Assets (as of September 30)	77,981	411,527	38,277	15,887	543,672

2QYTD15
Revenues	42,894	391,784	44,874	14,547	494,099
Gross profit	17,642	108,679	18,912	3,705	148,938
Operating income (loss)	2,089	12,857	51	617	15,614
Depreciation expense	1,091	1,879	346	78	3,394
Intangibles amortization	—	5,290	—	3	5,293
Goodwill impairment loss	—	—	—	—	—
Capital Expenditures	967	2,283	229	43	3,522
Assets (as of September 30)	94,720	536,300	48,544	27,430	706,994

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three-months and six-months ended September 30, 2015 and 2014 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2015 (the "Form 10-K"). References to “2Q16” mean the three-month period ended September 30, 2015 while references to “2Q15” mean the three-month period ended September 30, 2014. References to “2QYTD16” mean the six-month period ended September 30, 2015 while references to “2QYTD15” mean the six-month period ended September 30, 2014. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of September 30, 2015 and 2014 were September 26, 2015 and September 27, 2014, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
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

The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At September 30, 2015, the Company's total backlog, which relates primarily to Services, was $356,311, of which $237,392 is expected to be completed within the next twelve months.
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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have approximately 3,700 team members world-wide, with the experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

•	Strong financial position: We have a strong balance sheet and have generated positive cash flow for 39 consecutive years.

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

2QYTD16 vs 2QYTD15 Summary

	2QYTD16	2QYTD15	% Change
Revenues	$466,052	$494,099	(6)%
Gross profit margin	30.3%	30.1%	—%
Operating income (loss) margin	(31.3)%	3.2%	n/m
Diluted earnings (loss) per share	$(8.41)	$0.46	n/m
Net cash provided by (used for) operating activities	$(13,920)	$9,158	n/m
n/m = not meaningful
Diluted loss per share was $8.41, compared to Diluted earnings per share of $0.46 in the same period last year as a result of:

•
a $28,047 decrease in Revenues as a result of a decrease in Service Revenues primarily due to a decrease in our core commercial revenues and government revenues within North America Services and a negative exchange rate impact of $7,093 relative to the U.S. Dollar in International Products partially offset by an increase in our solutions practices, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services, and an increase in North America Products as a result of direct selling efforts in focused markets,

•
a $7,881 decrease in Gross profit as a result of the decrease in Revenues in North America Services noted above partially offset by the increase in Gross profit margin in North America Services resulting from project mix,

•
a $3,754 decrease in Selling, general and administrative expenses which were primarily the result of cost savings from restructuring activity in the prior year in both International Products and North America Services partially offset by current period investments for the operations transformation and infrastructure in North America Services,

•	a $157,272 increase in Goodwill impairment loss (see "Goodwill" below for additional information),

•
a $277 increase in Interest expense (income), net resulting from $242 of deferred financing costs that were written off in connection with the Company's voluntary reduction in the unused commitment of our Credit Agreement (as defined below) and a change in the fair value of the interest-rate swap of $147 (from a gain of $546 in 2QYTD15 to a gain of $399 in 2QYTD16),

•
a $25,609 decrease in Provision for income taxes and a decrease in the effective rate from 46.3% to 13.1% due to a decrease in Income before provision and the non-deductible portion of goodwill impairment loss, and

•	a 201 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases partially offset by the vesting of certain restricted stock in 1Q16.
Net cash used for operating activities was $13,920, which included Net loss of $129,091 and an increase in working capital of $23,439, a decrease of 252% compared to net cash provided by operating activities of $9,158, which included Net income of $7,146 and an increase in working capital of $4,770, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income amounts in the table below are presented on a basis consistent with GAAP.

	2Q16	2Q15	% Change	2QYTD16	2QYTD15	% Change
Revenues
North America Products	$24,339	$23,167	5%	$45,164	$42,894	5%
International Products	$19,945	$21,382	(7)%	$39,616	$44,874	(12)%
Products	$44,284	$44,549	(1)%	$84,780	$87,768	(3)%
North America Services	$185,463	$197,519	(6)%	$367,481	$391,784	(6)%
International Services	$7,091	$6,805	4%	$13,791	$14,547	(5)%
Services	$192,554	$204,324	(6)%	$381,272	$406,331	(6)%
Total Revenues	$236,838	$248,873	(5)%	$466,052	$494,099	(6)%
Gross profit
North America Products	$10,903	$9,683	13%	$19,782	$17,642	12%
% of Revenues	44.8%	41.8%	7%	43.8%	41.1%	7%
International Products	$7,893	$8,923	(12)%	$15,838	$18,912	(16)%
% of Revenues	39.6%	41.7%	(5)%	40.0%	42.1%	(5)%
Products	$18,796	$18,606	1%	$35,620	$36,554	(3)%
% of Revenues	42.4%	41.8%	2%	42.0%	41.6%	1%
North America Services	$51,014	$53,462	(5)%	$102,130	$108,679	(6)%
% of Revenues	27.5%	27.1%	2%	27.8%	27.7%	—%
International Services	$1,596	$1,641	(3)%	$3,307	$3,705	(11)%
% of Revenues	22.5%	24.1%	(7)%	24.0%	25.5%	(6)%
Services	$52,610	$55,103	(5)%	$105,437	$112,384	(6)%
% of Revenues	27.3%	27.0%	1%	27.7%	27.7%	—%
Total Gross Profit	71,406	73,709	(3)%	141,057	148,938	(5)%
% of Revenues	30.1%	29.6%	2%	30.3%	30.1%	—%
Operating income (loss)(1)
North America Products	$(22,912)	$1,860	n/m	$(21,924)	$2,089	n/m
% of Revenues	(94.1)%	8.0%	n/m	(48.5)%	4.9%	n/m
International Products	$(5,097)	$(252)	n/m	$(4,778)	$51	n/m
% of Revenues	(25.6)%	(1.2)%	n/m	(12.1)%	0.1%	n/m
Products	$(28,009)	$1,608	n/m	$(26,702)	$2,140	n/m
% of Revenues	(63.2)%	3.6%	n/m	(31.5)%	2.4%	n/m
North America Services	$(114,945)	$5,404	n/m	$(112,591)	$12,857	n/m
% of Revenues	(62.0)%	2.7%	n/m	(30.6)%	3.3%	n/m
International Services	$(6,907)	$38	n/m	$(6,416)	$617	n/m
% of Revenues	(97.4)%	0.6%	n/m	(46.5)%	4.2%	n/m
Services	$(121,852)	$5,442	n/m	$(119,007)	$13,474	n/m
% of Revenues	(63.3)%	2.7%	n/m	(31.2)%	3.3%	n/m
Total Operating Income (loss)	(149,861)	7,050	n/m	(145,709)	15,614	n/m
% of Revenues	(63.3)%	2.8%	n/m	(31.3)%	3.2%	n/m

2Q16 vs 2Q15
Total Revenues were $236,838, a decrease of 5% when compared to Total Revenues of $248,873 in the same period last year. Product Revenues were $44,284, a decrease of 1% compared to Product Revenues of $44,549 in the same period last year primarily due to a negative exchange rate impact of $3,363 relative to the U.S. Dollar in International Products partially offset by an increase in North America Products as a result of direct selling efforts in focused markets. Service Revenues were $192,554, a decrease of 6% compared to Service Revenues of $204,324 in the same period last year primarily due to a decrease in core commercial revenues, primarily in the business services industry, in North America Services and a decrease in government revenues as a result of project and task order funding delays partially offset by increases in a large managed services contract and our solutions practices, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services.
Total Gross profit margin was 30.1%, an increase of 2% compared to Total Gross profit margin of 29.6% in the same period last year. Product Gross profit margin was 42.4%, an increase of 2% compared to Product Gross profit margin of 41.8% in the same period last year, primarily due to cost efficiency programs in North America Products partially offset by higher product costs due to the strength of the U.S. Dollar and product mix in International Products. Service Gross profit margin was 27.3%, an increase of 1% compared to Service Gross profit margin of 27.0% in the same period last year primarily due to project mix.
Total Operating loss margin was 63.3%, a decrease compared to Total Operating income margin of 2.8% in the same period last year. Product Operating loss margin was 63.2%, a decrease compared to Product Operating income margin of 3.6% in the same period last year, primarily due to goodwill impairment loss of $30,559 ($25,211 in North America Products and $5,348 in International Products) and a decrease in Gross profit margin in International Products partially offset by a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in International Products. Service Operating loss margin was 63.3%, a decrease compared to Service Operating income margin of 2.7% in the same period last year, primarily due to goodwill impairment loss of $126,713 ($119,547 in North America Services and $7,166 in International Services), a decrease in Gross profit and current period investments for the operations transformation and infrastructure partially offset by a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in North America Services.
2QYTD16 vs 2QYTD15
Total Revenues were $466,052, a decrease of 6% compared to Total Revenues of $494,099 in the same period last year. Product Revenues were $84,780, a decrease of 3% compared to Product Revenues of $87,768 in the same period last year, primarily as a result of a negative exchange rate impact of $7,093 relative to the U.S. Dollar partially offset by an increase in both North America Products and International Products revenues as a result of direct selling efforts in focused markets. Service Revenues were $381,272, a decrease of 6% compared to Service Revenues of $406,331 in the same period last year primarily due to a negative exchange rate impact of $2,936 relative to the U.S. Dollar, a decrease in core commercial revenues in North America Services, primarily in the business services industry and a decrease in government revenues as a result of project and task order funding delays partially offset by increases in a large managed services contract and our solutions practices, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services.
Total Gross profit margin was 30.3%, an increase compared to Total Gross profit margin of 30.1% in the same period last year. Product Gross profit margin was 42.0%, an increase of 1% compared to Product Gross profit margin of 41.6% in the same period last year primarily due to cost efficiency programs in North America Products offset by higher product costs due to the strength of the U.S. Dollar and project mix in International Products. Service Gross profit margin was 27.7%, consistent with Service Gross profit margin of 27.7%, which included $3,067 of unanticipated costs required to complete a fixed price contract, which decreased gross profit margin by 0.7%, in the same period last year primarily due to project mix.
Total Operating loss margin was 31.3%, a decrease compared to Total Operating income margin of 3.2% in the same period last year. Product Operating loss margin was 31.5%, a decrease compared to Product Operating income margin of 2.4% in the same period last year, primarily due to goodwill impairment loss of $30,559 ($25,211 in North America Products and $5,348 in International Products) and a decrease in Gross profit margin in International Products partially offset by an increase in Gross profit in North America Products and a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in International Products. Service Operating loss margin was 31.2%, a decrease compared to Service Operating income margin of 3.3% in the same period last year, primarily due to goodwill impairment loss of $126,713 ($119,547 in North America Services and $7,166 in International Services), a decrease in Gross profit and current period investments for the operations transformation and infrastructure partially offset by a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in North America Services.

Interest expense, Other expense and Income Taxes

	2Q16	2Q15	% Change	2QYTD16	2QYTD15	% Change
Interest expense	$1,053	$1,027	3%	$2,435	$2,158	13%
% of Revenues	0.4%	0.4%	—%	0.5%	0.4%	25%
Income taxes	$(21,512)	$2,640	n/m	$(19,438)	$6,171	n/m
Effective income tax rate	14.2%	45.2%	n/m	13.1%	46.3%	n/m
2Q16 vs 2Q15
Interest expense was $1,053, an increase of 3% compared to Interest expense of $1,027 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $192 (from a gain of $297 in 2Q15 to a gain of $105 in 2Q16). The interest-rate swap terminated on July 26, 2015 and was not replaced. Interest expense as a percent of Revenues was 0.4%, consistent with Interest expense as a percent of Revenues of 0.4% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $172,037 and 1.9%, respectively, compared to $186,676 and 1.6% in the same period last year.
Benefit from income taxes was $21,512, a decrease compared to provision for income taxes of $2,640 in the same period last year. The effective income tax rate was 14.2%, a decrease compared to the effective income tax rate of 45.2% in the same period last year. The effective income tax rate decrease from 45.2% to 14.2% was primarily due to a decrease in Income before provision and the non-deductible portion of the goodwill impairment loss.
2QYTD16 vs 2QYTD15
Interest expense was $2,435, an increase of 13% compared to Interest expense of $2,158 in the same period last year primarily as a result of $242 of deferred financing costs that were written off in connection with the Company's voluntary reduction in the unused commitment of our Credit Agreement (as defined below) and a change in the fair value of the interest-rate swap of $147 (from a gain of $546 in 2QYTD15 to a gain of $399 in 2QYTD16). The interest-rate swap terminated on July 26, 2015 and was not replaced. Interest expense as a percent of Revenues was 0.5%, an increase of 25% compared to Interest expense as a percent of Revenues of 0.4% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $166,494 and 1.9%, respectively, compared to $181,478 and 1.5% in the same period last year.
Benefit from income taxes was $19,438, a decrease compared to provision for income taxes of $6,171 in the same period last year. The effective income tax rate was 13.1%, a decrease compared to the effective income tax rate of 46.3% in the same period last year. The effective income tax rate decrease from 46.3% to 13.1% was primarily due to a decrease in Income before provision for income taxes and the non-deductible portion of the goodwill impairment loss. The Company expects an effective income tax rate of approximately 38.5% for Fiscal 2016.
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

Liquidity Position
The following is a summary of our capitalization and liquidity position.

	2Q16	4Q15	2Q15
Cash and cash equivalents	$20,287	$23,534	$28,352
Working capital	$179,057	$155,618	$180,462
Long-term debt	$151,288	$137,267	$161,423
Stockholders’ equity	$206,379	$337,111	$346,888
Unused commitments of the Credit Agreement(1)	$145,250	$259,950	$234,590
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
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	2QYTD16	2QYTD15
Net cash provided by (used for) operating activities	$(13,920)	$9,158
Net cash provided by (used for) investing activities	$(4,381)	$(4,253)
Net cash provided by (used for) financing activities	$14,331	$(6,096)
Net cash provided by (used for) operating activities
Net cash used for operating activities was $13,920, due primarily to an increase in Accounts receivable, net of $14,256 and a decrease in All other liabilities of $28,688, compared to net cash provided by operating activities of $9,158 in the same period last year, due primarily to Net income of $7,146, inclusive of non-cash charges, an increase in Accounts receivable, net of $9,890 and a decrease in All other liabilities of $6,252. Changes in the above accounts are based on average Fiscal 2016 and Fiscal 2015 exchange rates, as applicable.
Changes in working capital, and particularly changes in accounts receivable, costs in excess of billings and billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $4,498 compared to $3,522 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and vehicles.
Net cash provided by (used for) financing activities
Long-term debt
Proceeds from long-term debt was $13,918 compared to $946 in the same period last year, which was used to fund common stock repurchases and operations.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $2,000 compared to $4,987 in the same period last year. The Company also made tax payments of $796 compared to $949 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of the repurchase program beginning in April 1999 through September 30, 2015, the Company has repurchased 10,828,575 shares of common stock for an aggregate purchase price of $402,360, or an average purchase price per share of $37.16. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of September 30, 2015, 671,425 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0. At September 30, 2015, the Company's leverage ratio was 3.2 which restricts the Company from repurchasing its stock on the open market during the second quarter of Fiscal 2016.
Dividends
The Company made discretionary investments in the form of dividends to its stockholders of $3,229 compared to $2,954 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make distributions or dividends as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.
Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement were permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015, and includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $100,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of September 30, 2015, the Company was in compliance with all covenants under the Credit Agreement.
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
Valuation of Goodwill
During the second quarter of Fiscal 2016 and in connection with its recent downward adjustment to revenue and profitability outlook for Fiscal 2016 communicated on July 28, 2015 (the most recent earnings conference call), the Company conducted an interim goodwill assessment to determine whether such assets were recoverable as of June 27, 2015. Such assessment revealed that the carrying value of its reporting units exceeded the fair value of its reporting units and accordingly the Company proceeded to the second step of the goodwill impairment assessment.

The Company recorded a non-cash, pre-tax goodwill impairment loss of $157,272, (consisting of $25,211, $119,547, $5,348 and $7,166 in its North America Products, North America Services, International Products and International Services reporting units, respectively) during the second quarter of Fiscal 2016 as a result of its interim goodwill assessment conducted as of June 27, 2015. In determining the impairment loss, the implied fair value of the reporting unit goodwill was compared to the carrying amount of the goodwill. The implied fair value of reporting unit goodwill was determined as the residual between the fair value of the reporting unit and the fair value of its assets (including any unrecognized intangible assets) and liabilities as of the interim goodwill assessment date. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows nor did it result in any cash expenditures.
The primary factors contributing to the goodwill impairment loss in North America Services were lower projected revenue and profit in Fiscal 2016 and the corresponding impact in periods beyond Fiscal 2016 and a historically high weighted-average cost of capital. North America Services revenues are lower relative to recent historical amounts due to a slower than anticipated ramp up of the new sales organization in the Company's core commercial services business and continued deferments of award and task order funding in the Company's federal business, partially offset by continued growth in the Company's Solutions Practices and large managed service contract. North America Services profits continue to be challenged by competitive pricing pressures and current period investments for the operations initiative and infrastructure which the Company believes will enable it to grow revenue and profits more efficiently beyond Fiscal 2016. North America weighted-average cost of capital was at a historical high primarily driven by a significant increase in the size premium within the cost of equity as a result of a decrease in the Company's market capitalization below $300 million. The primary factors contributing to the goodwill impairment loss in North America Products, International Products and International Services were the historically high weighted-average cost of capital noted above and, to a lesser extent, lower than expected projected profits.
The Company adjusted the carrying value of its reporting units to reflect the goodwill impairment loss and compared that adjusted carrying value to the fair value of the reporting units. The excess of the fair value over this adjusted carrying value was $23,599 and $6,303 for North America Products and North America Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit, would decrease the fair value of the reporting units by $5,732 and $17,453 for North America Products and North America Services, respectively.
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
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASC 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASC Update No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," ("ASC 2015-15"). ASC 2015-15 provides additional guidance to ASC 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASC 2015-03 requires retrospective adoption and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-03 to have a material impact on our financial statements.
In April 2015, the FASB issued ASC Update No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASC 2015-05") which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASC 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. Entities can use either of two methods: (i) prospectively to all arrangements entered into or materially modified after the effective date; or (ii) retrospectively providing certain additional disclosures as defined per ASC 2015-05. ASC 2015-05 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-05 to have a material impact on our financial statements.
In May 2014, the FASB issued ASC Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09"), which was amended in July 2015 by ASC Update No. 2015-14, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. The Company is evaluating the method of adoption and the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In July 2015, the FASB issued ASC Update No. 2015-11, "Simplifying the Measurement of Inventory" ("ASC 2015-11") which requires that inventory be measured at the lower of cost and net realizable value. ASC 2015-11 should be adopted prospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASC 2015-11 to have a material impact on our financial statements.

Cautionary Forward Looking Statements
Any forward-looking statements contained in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. You can identify these forward-looking statements by the fact that they use words such as "should," "anticipate," "estimate," "approximate," "expect," "target," "may," "will," "project," "intend," "plan," "believe" and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, they may include levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing and costs of restructuring programs and other initiatives, successful marketing of the Company's product and services offerings, successful implementation of the Company's integration initiatives, successful implementation of the Company's government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company's arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company's control. Additional risk factors are included in the Form 10-K. We can give no assurance that any goal, plan or target set forth in forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments and caution you not to unduly rely on any such forward-looking statements.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Credit Agreement which was $150,300 as of September 30, 2015. To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that was based on a three-month LIBOR rate versus a 1.25% fixed rate, had a notional value of $125,000 and terminated on July 26, 2015. As a result of reduced debt levels and expected continued low interest rates, the Company did not replace this swap. As of September 30, 2015, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $371 ($228 net of tax) assuming the Company employed no intervention strategies.
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

As of September 30, 2015, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.26 to 1.42 Australian dollar, 1.22 to 1.34 Canadian dollar, 6.53 to 6.66 Danish krone, 0.88 to 0.94 Euro, 15.19 to 15.57 Mexican peso, 7.45 to 8.32 Norwegian kroner, 0.63 to 0.66 British pound sterling, 8.18 to 8.67 Swedish krona, 0.93 to 0.95 Swiss franc and 120.53 to 124.97 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $47,964 and will expire within eight months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2015. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2015 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Date: October 30, 2015
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