Form 10-Q
period 2015-12-26
BLACK BOX CORP
filed 2016-01-29
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 8, 2016, there were 15,382,475 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 26, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	December 26, 2015	March 31, 2015
Assets
Cash and cash equivalents	$17,992	$23,534
Accounts receivable, net of allowance for doubtful accounts of $5,325 and $5,109	160,744	150,562
Inventories, net	48,506	54,437
Costs/estimated earnings in excess of billings on uncompleted contracts	66,313	79,329
Other assets	28,099	35,475
Total current assets	321,654	343,337
Property, plant and equipment, net	34,322	32,247
Goodwill, net	34,377	191,178
Intangibles, net	80,280	88,098
Deferred tax asset	49,874	27,008
Other assets	7,905	4,391
Total assets	$528,412	$686,259
Liabilities
Accounts payable	$57,116	$64,509
Accrued compensation and benefits	18,432	24,817
Deferred revenue	27,469	34,913
Billings in excess of costs/estimated earnings on uncompleted contracts	24,391	16,380
Other liabilities	40,203	47,100
Total current liabilities	167,611	187,719
Long-term debt	128,651	137,267
Other liabilities	23,142	24,162
Total liabilities	$319,404	$349,148
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,383 and 15,365 shares outstanding, 26,467 and 26,305 issued	26	26
Additional paid-in capital	501,026	498,052
Retained earnings	129,957	258,388
Accumulated other comprehensive income (loss)	(13,200)	(13,399)
Treasury stock, at cost 11,084 and 10,940 shares	(408,801)	(405,956)
Total stockholders’ equity	$209,008	$337,111
Total liabilities and stockholders’ equity	$528,412	$686,259

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Nine-months ended
	December 26 and December 27		December 26 and December 27
In thousands, except per share amounts	2015	2014	2015	2014
Revenues
Products	$41,932	$46,616	$126,712	$134,384
Services	180,549	206,678	561,821	613,009
Total	222,481	253,294	688,533	747,393
Cost of sales *
Products	23,686	27,930	72,846	79,144
Services	129,166	148,569	405,001	442,516
Total	152,852	176,499	477,847	521,660
Gross profit	69,629	76,795	210,686	225,733
Selling, general & administrative expenses	59,950	65,145	184,227	193,176
Goodwill impairment loss	—	—	157,272	—
Intangibles amortization	2,603	2,647	7,820	7,940
Operating income (loss)	7,076	9,003	(138,633)	24,617
Interest expense, net	1,215	1,170	3,650	3,328
Other expenses (income), net	63	112	448	251
Income (loss) before provision for income taxes	5,798	7,721	(142,731)	21,038
Provision (benefit) for income taxes	61	2,447	(19,377)	8,618
Net income (loss)	$5,737	$5,274	$(123,354)	$12,420
Earnings (loss) per common share
Basic	$0.37	$0.34	$(8.04)	$0.80
Diluted	$0.37	$0.34	$(8.04)	$0.80
Weighted-average common shares outstanding
Basic	15,379	15,392	15,343	15,439
Diluted	15,385	15,454	15,343	15,501
Dividends per share	$0.11	$0.10	$0.33	$0.30
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Nine-months ended
	December 26 and December 27		December 26 and December 27
In thousands	2015	2014	2015	2014
Net income (loss)	$5,737	$5,274	$(123,354)	$12,420
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,148)	(4,594)	78	(10,427)
Pension
Actuarial gain (loss), net of taxes of $3, $5, $3 and $3	4	8	5	5
Amounts reclassified into results of operations, net of taxes of $21, $28, $133 and $84	32	43	202	129
Derivative instruments
Net change in fair value of cash flow hedges, net of taxes of ($120), ($57), ($258) and ($74)	(196)	(92)	(420)	(120)
Amounts reclassified into results of operations, net of taxes of $36, $114, $206 and $203	59	186	334	331
Other comprehensive income (loss)	$(1,249)	$(4,449)	$199	$(10,082)
Comprehensive income (loss)	$4,488	$825	$(123,155)	$2,338

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-months ended
	December 26 and December 27
In thousands	2015	2014
Operating Activities
Net income (loss)	$(123,354)	$12,420
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	7,820	7,940
Depreciation	6,274	5,143
Loss (gain) on sale of property	5	(93)
Deferred taxes	(24,252)	(148)
Stock compensation expense	4,251	4,909
Change in fair value of interest-rate swaps	(399)	(837)
Goodwill impairment loss	157,272	—
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable, net	(10,353)	(24,066)
Inventories, net	5,788	(3,376)
Costs/estimated earnings in excess of billings on uncompleted contracts	12,967	5,775
All other assets	3,721	2,069
Accounts payable	(7,270)	1,141
Billings in excess of costs/estimated earnings on uncompleted contracts	8,042	5,757
All other liabilities	(25,638)	(7,110)
Net cash provided by (used for) operating activities	$14,874	$9,524
Investing Activities
Capital expenditures	(8,124)	(6,366)
Capital disposals	128	193
Prior merger-related (payments)/recoveries	—	(780)
Net cash provided by (used for) investing activities	$(7,996)	$(6,953)
Financing Activities
Proceeds (repayments) from long-term debt	$(8,753)	$15,551
Proceeds (repayments) from short-term debt	3,201	(1,658)
Purchase of treasury stock	(2,845)	(8,049)
Payment of dividends	(4,922)	(4,498)
Increase (decrease) in cash overdrafts	77	108
Net cash provided by (used for) financing activities	(13,242)	1,454
Foreign currency exchange impact on cash	$822	$(1,541)
Increase/(decrease) in cash and cash equivalents	$(5,542)	$2,484
Cash and cash equivalents at beginning of period	$23,534	$30,810
Cash and cash equivalents at end of period	$17,992	$33,294
Supplemental cash flow
Cash paid for interest	$3,898	$5,391
Cash paid for income taxes	3,382	7,217
Non-cash financing activities
Dividends payable	1,694	1,536
Capital leases	358	171
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2015 and 2014 were December 26, 2015 and December 27, 2014, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
In November 2015, the FASB issued ASC Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASC 2015-17") which requires all deferred tax assets and liabilities, including related valuation allowances, be classified as non-current on the consolidated balance sheets. ASC 2015-17 may be adopted prospectively or retrospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASC 2015-17 to have a material impact on our financial statements.

Note 3: Inventories
The Company’s Inventories consist of the following:

	December 31, 2015	March 31, 2015
Raw materials	$1,953	$1,674
Finished goods	61,683	69,387
Inventory, gross	63,636	71,061
Excess and obsolete inventory reserves	(15,130)	(16,624)
Inventories, net	$48,506	$54,437
Note 4: Goodwill
The following table summarizes Goodwill at the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2015	$79,745	$506,271	$39,217	$38,171	$663,404
Accumulated impairment losses at March 31, 2015	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2015	$36,900	$142,235	$5,334	$6,709	$191,178

Foreign currency translation adjustment	1	(1)	14	457	471
Goodwill impairment loss	(25,211)	(119,547)	(5,348)	(7,166)	(157,272)

Goodwill (gross) at December 31, 2015	$79,746	$506,270	$39,231	$38,628	$663,875
Accumulated impairment losses at December 31, 2015	(68,056)	(483,583)	(39,231)	(38,628)	(629,498)
Goodwill (net) at December 31, 2015	$11,690	$22,687	$—	$—	$34,377
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

During the second quarter of Fiscal 2016 and in connection with its recent downward adjustment to revenue and profitability outlook for Fiscal 2016 communicated on July 28, 2015, the Company conducted an interim goodwill assessment to determine whether such assets were recoverable as of June 27, 2015. Such assessment revealed that the carrying value of its reporting units exceeded the fair value of its reporting units and accordingly the Company proceeded to the second step of the goodwill impairment assessment.
The Company recorded a non-cash, pre-tax goodwill impairment loss of $157,272 (consisting of $25,211, $119,547, $5,348 and $7,166 in its North America Products, North America Services, International Products and International Services reporting units, respectively) during the second quarter of Fiscal 2016 as a result of its interim goodwill assessment conducted as of June 27, 2015. In determining the impairment loss, the implied fair value of the reporting unit goodwill was compared to the carrying amount of the goodwill. The implied fair value of reporting unit goodwill was determined as the residual between the fair value of the reporting unit and the fair value of its assets (including any unrecognized intangible assets) and liabilities as of the interim goodwill assessment date. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows nor did it result in any cash expenditures.
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
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2016 using data as of September 26, 2015. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for both North America Products and North America Services thus those reporting units are considered not impaired and the second step of the impairment test is not necessary. The excess of the fair value over carrying amount was $24,442 and $6,622 for North America Products and North America Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $5,783 and $17,576 for North America Products and North America Services, respectively.

During the fourth of Fiscal 2016, the Company will determine whether the recent downward adjustment in revenue and profitability outlook for Fiscal 2016 and the potential impact, if any, on longer-term projections will impact the valuation of goodwill.

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

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	December 31, 2015			March 31, 2015
	Gross Carrying Amount(1)	Accum. Amort.(1)	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$2,263	$2,115	$148	$11,901	$11,548	$353
Customer relationships	121,406	69,086	52,320	137,267	77,988	59,279
Backlog	3,489	3,416	73	20,838	20,111	727
Total	$127,158	$74,617	$52,541	$170,006	$109,647	$60,359
Indefinite-lived
Trademarks	35,992	8,253	27,739	35,992	8,253	27,739
Total	$163,150	$82,870	$80,280	$205,998	$117,900	$88,098
(1) Reflects the write-off of fully amortized non-compete agreements, customer relationships and backlog during the three-month period ending December 26, 2015.
The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions. During the second quarter of Fiscal 2016 and in connection with its recent downward adjustment to revenue and profitability outlook for Fiscal 2016, the Company conducted an interim long-lived asset assessment and determined such assets were recoverable as of June 27, 2015. Further, the Company conducted its intangible assets annual impairment assessment during the third quarter of Fiscal 2016, using data as of September 26, 2015 noting no indicators that its intangible assets were not recoverable.
The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-Competes and Backlog	Customer relationships	Total
March 31, 2015	$27,739	$1,080	$59,279	$88,098
Intangibles Amortization	—	(861)	(6,959)	(7,820)
Foreign currency translation adjustment	—	2	—	2
December 31, 2015	$27,739	$221	$52,320	$80,280
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2016, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2016	$2,455
2017	8,885
2018	7,428
2019	6,446
2020	5,951
Thereafter	21,376
Total	$52,541

Note 6: Indebtedness
The Company’s Long-term debt consists of the following:

	December 31, 2015	March 31, 2015
Revolving credit agreement	$127,825	$136,000
Other	1,916	2,132
Total debt	$129,741	$138,132
Less: current portion (included in Other liabilities)	(1,090)	(865)
Long-term debt	$128,651	$137,267
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement were permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015, and includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $100,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended December 31, 2015 was $174,075, $160,750 and 2.1%, respectively, compared to $206,930, $190,199 and 1.7%, respectively, for the three-months ended December 31, 2014. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine-months ended December 31, 2015 was $183,050, $164,558 and 2.0%, respectively, compared to $206,930, $184,406 and 1.6%, respectively, for the nine-months ended December 31, 2014.
As of December 31, 2015, the Company had $4,450 outstanding in letters of credit and $167,725 in unused commitments, which are limited by a financial covenant, under the Credit Agreement.
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

As of December 31, 2015, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $49,452 and will expire within 11 months. There was no hedge ineffectiveness during Fiscal 2016 or Fiscal 2015.
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
The following tables summarize the carrying amounts of derivative asset/liability and the impact on the Company's Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
	Classification	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$1,073	$4,959
Foreign currency contracts	Other assets (current)	$168	$402
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			$—	$400

		Three-months ended		Nine-months ended
		December 31		December 31
	Classification	2015	2014	2015	2014
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(196)	$(92)	$(420)	$(120)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	$59	$186	$334	$331
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	$—	$291	$399	$837

Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$12,950	$22,721	$—	$35,671
Foreign currency contracts	$—	$168	$—	$168
Total Assets at Fair Value	$12,950	$22,889	$—	$35,839
Liabilities at Fair Value
Foreign currency contracts	$—	$1,073	$—	$1,073
Interest-rate swap	$—	$—	$—	$—
Total Liabilities at Fair Value	$—	$1,073	$—	$1,073

(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2015.
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill.
Note 9: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	December 31, 2015	March 31, 2015
Foreign currency translation adjustment	$(780)	$(858)
Derivative instruments, net of tax	(289)	(203)
Defined benefit pension, net of tax	(12,131)	(12,338)
Accumulated other comprehensive income	$(13,200)	$(13,399)
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
3Q16	December 24, 2015	January 8, 2016	$0.11	$1,694
2Q16	September 25, 2015	October 9, 2015	$0.11	$1,692
1Q16	June 26, 2015	July 10, 2015	$0.11	$1,691
4Q15	March 31, 2015	April 15, 2015	$0.10	$1,537
3Q15	December 26, 2014	January 9, 2015	$0.10	$1,536
2Q15	September 26, 2014	October 10, 2014	$0.10	$1,544
1Q15	June 27, 2014	July 11, 2014	$0.10	$1,554
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
Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended		Nine-months ended
	December 31		December 31
	2015	2014	2015	2014
Shares of common stock purchased	3,292	93,126	144,816	359,863
Aggregate purchase price	$49	$2,112	$2,844	$8,048
Average purchase price	$14.88	$22.68	$19.64	$22.37
During the nine-month period ended December 31, 2015, the Company made tax payments of $844 and withheld 43,468 shares of common stock, which were designated as treasury shares, at an average price per share of $19.42, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During the nine-month period ended December 31, 2014, the Company made tax payments of $1,062 and withheld 46,130 shares of common stock, which were designated as treasury shares, at an average price per share of $23.01, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of its repurchase programs beginning in April 1999 and through December 31, 2015, the Company has repurchased 10,828,575 shares of common stock for an aggregate purchase price of $402,362, or an average purchase price per share of $37.16. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of December 31, 2015, 671,425 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0. At December 31, 2015, the Company's leverage ratio was 2.8.
Note 10: Income Taxes
The Company's provision for income taxes for the three-months ended December 31, 2015 was $61, an effective tax rate of 1.1% on income before provision for income taxes of $5,798, compared to $2,447, an effective tax rate of 31.7% on income before provision for income taxes of $7,721 for the three-months ended December 31, 2014. The effective tax rate decrease from 31.7% to 1.1% was primarily due to a decrease in the liability for uncertain tax positions partially offset by write-offs of deferred tax assets associated with equity awards. The Company's benefit from income taxes for the nine-months ended December 31, 2015 was $19,377, an effective tax rate of 13.6% on loss before benefit for income taxes of $142,731, compared to a provision for income taxes of $8,618, an effective tax rate of 41% on income before provision for income taxes of $21,038 for the nine-months ended December 31, 2014. The effective tax rate decrease from 41.0% to 13.6% was primarily due to the non-deducible portion of the goodwill impairment loss and a decrease in the liability for uncertain tax positions partially offset by write-offs of deferred tax assets associated with equity awards. The effective tax rate for the nine-months ended December 31, 2015 of 13.6% differs from the federal statutory rate primarily due to the non-deducible portion of the goodwill impairment loss.
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

Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan, as amended (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of December 31, 2015, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 5,670,228 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $1,103 and $1,315 for the three-months ended December 31, 2015 and 2014, respectively, and $4,251 and $4,909 for the nine-months ended December 31, 2015 and 2014, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $421 and $479 for the three-months ended December 31, 2015 and 2014, respectively, and $1,622 and $1,790 for the nine-months ended December 31, 2015 and 2014, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.
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

	Nine-months ended
	December 31
	2015	2014
Expected life (in years)	7.5	7.7
Risk free interest rate	2.0%	2.3%
Annual forfeiture rate	1.5%	1.5%
Expected Volatility	43.9%	45.1%
Dividend yield	1.8%	1.3%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
Outstanding at March 31, 2015	1,844	$31.65
Granted	160	19.51
Exercised	—	—
Forfeited or cancelled	(731)	35.52
Outstanding at December 31, 2015	1,273	$27.90	4.3	$—
Exercisable at December 31, 2015	992	$29.83	3.1	$—
The weighted-average grant-date fair value of options granted during the nine-months ended December 31, 2015 and 2014 was $7.79 and $9.59, respectively. The intrinsic value of options exercised during the nine-months ended December 31, 2015 and 2014 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on December 24, 2015, which was $9.45.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	290	$9.68
Granted	160	7.79
Vested	(135)	9.62
Forfeited	(34)	9.74
December 31, 2015	281	$8.63
As of December 31, 2015, there was $1,620 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	262	$23.34
Granted	170	19.53
Vested	(162)	22.64
Forfeited	(27)	22.83
December 31, 2015	243	$21.20
The total fair value of shares that vested during the nine-months ended December 31, 2015 and 2014 was $3,143 and $3,771, respectively.
As of December 31, 2015, there was $2,745 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.
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

	Nine-months ended
	December 31
	2015	2014
Risk free interest rate	0.9%	0.8%
Expected Volatility	39.9%	44.7%
Dividend yield	2.0%	1.3%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	275	$24.69
Granted	106	19.56
Vested	—	—
Forfeited	(121)	23.53
December 31, 2015	260	$23.14
The total fair value of shares that vested during the nine-months ended December 31, 2015 and 2014 was $0 and $0, respectively.
As of December 31, 2015, there was $1,369 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 1.8 years.
Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in table in thousands):

	Three-months ended		Nine-months ended
	December 31		December 31
	2015	2014	2015	2014
Net income (loss)	$5,737	$5,274	$(123,354)	$12,420
Weighted-average common shares outstanding (basic)	15,379	15,392	15,343	15,439
Effect of dilutive securities from equity awards	6	62	—	62
Weighted-average common shares outstanding (diluted)	15,385	15,454	15,343	15,501
Basic earnings (loss) per common share	$0.37	$0.34	$(8.04)	$0.80
Dilutive earnings (loss) per common share	$0.37	$0.34	$(8.04)	$0.80

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,592,214 and 1,882,003 non-dilutive equity awards outstanding for the three-months ended December 31, 2015 and 2014, respectively, and 1,592,214 and 1,885,103 non-dilutive equity awards outstanding for the nine-months ended December 31, 2015 and 2014, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
3Q16
Revenues	$20,130	$172,633	$21,802	$7,916	$222,481
Gross profit	9,092	49,607	9,154	1,776	69,629
Operating income (loss)	726	3,895	1,965	490	7,076
Depreciation expense	367	1,614	162	43	2,186
Intangibles amortization	—	2,603	—	—	2,603
Goodwill impairment loss	—	—	—	—	—
Capital Expenditures	1,553	1,810	150	113	3,626
Assets (as of December 31)	72,436	400,202	36,301	19,473	528,412

3Q15
Revenues	21,833	198,377	24,783	8,301	253,294
Gross profit	8,693	55,815	9,993	2,294	76,795
Operating income (loss)	701	6,915	583	804	9,003
Depreciation expense	552	985	168	44	1,749
Intangibles amortization	—	2,647	—	—	2,647
Goodwill impairment loss	—	—	—	—	—
Capital Expenditures	893	1,626	297	28	2,844
Assets (as of December 31)	95,646	549,430	47,169	27,584	719,829

3QYTD16
Revenues	65,294	540,114	61,418	21,707	688,533
Gross profit	28,874	151,737	24,992	5,083	210,686
Operating income (loss)	(21,198)	(108,696)	(2,813)	(5,926)	(138,633)
Depreciation expense	1,079	4,568	493	134	6,274
Intangibles amortization	—	7,820	—	—	7,820
Goodwill impairment loss	25,211	119,547	5,348	7,166	157,272
Capital Expenditures	3,794	3,437	671	222	8,124
Assets (as of December 31)	72,436	400,202	36,301	19,473	528,412

3QYTD15
Revenues	64,727	590,161	69,657	22,848	747,393
Gross profit	26,335	164,494	28,905	5,999	225,733
Operating income (loss)	2,790	19,772	634	1,421	24,617
Depreciation expense	1,643	2,864	514	122	5,143
Intangibles amortization	—	7,937	—	3	7,940
Goodwill impairment loss	—	—	—	—	—
Capital Expenditures	1,860	3,909	526	71	6,366
Assets (as of December 31)	95,646	549,430	47,169	27,584	719,829

Note 14: Commitments and Contingencies
The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property held by the Company subject to escheat laws primarily includes accounts payable, payroll checks and trade accounts receivable credits. The Company participated in voluntary disclosure programs in all 50 states within the United States and the District of Columbia in an effort to voluntarily comply with state abandoned property laws and settle past due unclaimed property obligations. The Company completed the programs and settled with 49 states and the District of Columbia which resulted in an immaterial charge to the consolidated financial statements during the fiscal year ended March 31, 2014. On May 22, 2013, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. Since that time, the Company has worked in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. The Voluntary Disclosure Agreement had an original expiration date of June 30, 2015 which was initially extended for six months to December 30, 2015 which was subsequently verbally extended by Delaware. The Company expects a formal extension, along with an extension date, during 4Q16. The Company will continue to examine its options regarding the escheat laws of Delaware including completing Delaware’s Voluntary Disclosure Agreement Program or proceeding to audit, as well as to pursue any indemnification claims the Company may have from a third party with respect to such liability. Amounts incurred and paid to resolve past due unclaimed property obligations in Delaware could have a material adverse effect on the Company’s results of operations and cash flows.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three-months and nine-months ended December 31, 2015 and 2014 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2015 (the "Form 10-K"). References to “3Q16” mean the three-month period ended December 31, 2015 while references to “3Q15” mean the three-month period ended December 31, 2014. References to “3QYTD16” mean the nine-month period ended December 31, 2015 while references to “3QYTD15” mean the nine-month period ended December 31, 2014. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of December 31, 2015 and 2014 were December 26, 2015 and December 27, 2014, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
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

The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At December 31, 2015, the Company's total backlog, which relates primarily to Services, was $345,364, of which $232,626 is expected to be completed within the next twelve months.
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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have 3,637 team members world-wide, with the experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

•	Strong financial position: We have a strong balance sheet and have generated positive cash flow for 39 consecutive years.

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

3QYTD16 vs 3QYTD15 Summary

	3QYTD16	3QYTD15	% Change
Revenues	$688,533	$747,393	(8)%
Gross profit margin	30.6%	30.2%	1%
Operating income (loss) margin	(20.1)%	3.3%	n/m
Diluted earnings (loss) per share	$(8.04)	$0.80	n/m
Net cash provided by (used for) operating activities	$14,874	$9,524	56%
n/m = not meaningful
Diluted loss per share was $8.04, compared to Diluted earnings per share of $0.80 in the same period last year as a result of:

•
a $58,860 decrease in Revenues as a result of a decrease in Service Revenues primarily due to a decrease in our core commercial revenues and government revenues within North America Services and a negative exchange rate impact of $9,914 relative to the U.S. Dollar in International Products partially offset by an increase in our solutions practices, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services, and an increase in North America Products as a result of direct selling efforts in focused markets,

•
a $15,047 decrease in Gross profit as a result of the decrease in Revenues in North America Services noted above partially offset by the increase in Gross profit margin in North America Services resulting from project mix,

•
a $8,949 decrease in Selling, general and administrative expenses which were primarily the result of cost savings from restructuring activity in the prior year in both International Products and North America Services partially offset by current period investments for the operations transformation and infrastructure in North America Services,

•	a $157,272 increase in Goodwill impairment loss (see "Goodwill" below for additional information),

•
a $322 increase in Interest expense (income), net resulting from $242 of deferred financing costs that were written off in connection with the Company's voluntary reduction in the unused commitment of our Credit Agreement (as defined below) and a change in the fair value of the interest-rate swap of $438 (from a gain of $837 in 3QYTD15 to a gain of $399 in 3QYTD16),

•
a $27,995 decrease in Provision (benefit) for income taxes and a decrease in the effective rate from 41.0% to 13.6% due to the non-deducible portion of the goodwill impairment loss and a decrease in the liability for uncertain tax positions partially offset by write-offs of deferred tax assets associated with equity awards,

•	a 158 reduction in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases partially offset by the vesting of certain restricted stock awards in 1Q16.
Net cash provided by operating activities was $14,874, which included Net loss of $123,354 and a decrease in working capital of $1,575, an increase of 56% compared to net cash provided by operating activities of $9,524, which included Net income of $12,420 and an increase in working capital of $21,092, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income amounts in the table below are presented on a basis consistent with GAAP.

	3Q16	3Q15	% Change	3QYTD16	3QYTD15	% Change
Revenues
North America Products	$20,130	$21,833	(8)%	$65,294	$64,727	1%
International Products	$21,802	$24,783	(12)%	$61,418	$69,657	(12)%
Products	$41,932	$46,616	(10)%	$126,712	$134,384	(6)%
North America Services	$172,633	$198,377	(13)%	$540,114	$590,161	(9)%
International Services	$7,916	$8,301	(5)%	$21,707	$22,848	(5)%
Services	$180,549	$206,678	(13)%	$561,821	$613,009	(8)%
Total Revenues	$222,481	$253,294	(12)%	$688,533	$747,393	(8)%
Gross profit
North America Products	$9,092	$8,693	5%	$28,874	$26,335	10%
% of Revenues	45.2%	39.8%	13%	44.2%	40.7%	9%
International Products	$9,154	$9,993	(8)%	$24,992	$28,905	(14)%
% of Revenues	42%	40.3%	4%	40.7%	41.5%	(2)%
Products	$18,246	$18,686	(2)%	$53,866	$55,240	(3)%
% of Revenues	43.5%	40.1%	9%	42.5%	41.1%	3%
North America Services	$49,607	$55,815	(11)%	$151,737	$164,494	(8)%
% of Revenues	28.7%	28.1%	2%	28.1%	27.9%	1%
International Services	$1,776	$2,294	(23)%	$5,083	$5,999	(15)%
% of Revenues	22.4%	27.6%	(19)%	23.4%	26.3%	(11)%
Services	$51,383	$58,109	(12)%	$156,820	$170,493	(8)%
% of Revenues	28.5%	28.1%	1%	27.9%	27.8%	—%
Total Gross Profit	69,629	76,795	(9)%	210,686	225,733	(7)%
% of Revenues	31.3%	30.3%	3%	30.6%	30.2%	1%
Operating income (loss)
North America Products	$726	$701	4%	$(21,198)	$2,790	n/m
% of Revenues	3.6%	3.2%	12%	(32.5)%	4.3%	n/m
International Products	$1,965	$583	237%	$(2,813)	$634	n/m
% of Revenues	9.0%	2.4%	283%	(4.6)%	0.9%	n/m
Products	$2,691	$1,284	110%	$(24,011)	$3,424	n/m
% of Revenues	6.4%	2.8%	133%	(18.9)%	2.5%	n/m
North America Services	$3,895	$6,915	(44)%	$(108,696)	$19,772	n/m
% of Revenues	2.3%	3.5%	(35)%	(20.1)%	3.4%	n/m
International Services	$490	$804	(39)%	$(5,926)	$1,421	n/m
% of Revenues	6.2%	9.7%	(36)%	(27.3)%	6.2%	n/m
Services	$4,385	$7,719	(43)%	$(114,622)	$21,193	n/m
% of Revenues	2.4%	3.7%	(35)%	(20.4)%	3.5%	n/m
Total Operating Income (loss)	7,076	9,003	(21)%	(138,633)	24,617	n/m
% of Revenues	3.2%	3.6%	(11)%	(20.1)%	3.3%	n/m

3Q16 vs 3Q15
Total Revenues were $222,481, a decrease of 12% from $253,294 in the same period last year. Product Revenues were $41,932, a decrease of 10% from $46,616 in the same period last year primarily due to a negative exchange rate impact of $2,820 relative to the U.S. Dollar in International Products and a decrease in North America Products as a result of less large customer opportunities relative to the prior year. Service Revenues were $180,549, a decrease of 13% from $206,678 in the same period last year primarily due to a decrease in core commercial revenues, primarily in the business services industry, in North America Services and a decrease in government revenues as a result of project and task order funding delays partially offset by increases in a large managed services contract and our solutions practices, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services.
Total Gross profit margin was 31.3%, an increase of 3% from 30.3% in the same period last year. Product Gross profit margin was 43.5%, an increase of 9% from 40.1% in the same period last year, primarily due to cost efficiency programs and lower large customer opportunities that carry a lower gross margin in North America Products and product mix in International Products. Service Gross profit margin was 28.5%, an increase of 1% from 28.1% in the same period last year primarily due to project mix.
Total Operating margin was 3.2%, a decrease of 11% from 3.6% in the same period last year. Product Operating margin was 6.4%, an increase of 133% from 2.8% in the same period last year, primarily due to an increase in Gross profit margin in both North America Products and International Products and decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in International Products . Service Operating margin was 2.4%, a decrease of 35% from 3.7% in the same period last year, primarily due to an increase in Gross profit and a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in North America Services partially offset by current period investments for the operations transformation and infrastructure.
3QYTD16 vs 3QYTD15
Total Revenues were $688,533, a decrease of 8% from $747,393 in the same period last year. Product Revenues were $126,712, a decrease of 6% from $134,384 in the same period last year, primarily as a result of a negative exchange rate impact of $9,914 relative to the U.S. Dollar partially offset by an increase in both North America Products and International Products revenues as a result of direct selling efforts in focused markets. Service Revenues were $561,821, a decrease of 8% from $613,009 in the same period last year primarily due to a negative exchange rate impact of $4,144 relative to the U.S. Dollar, a decrease in core commercial revenues in North America Services, primarily in the business services industry and a decrease in government revenues as a result of project and task order funding delays partially offset by increases in a large managed services contract and our solutions practices, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services.
Total Gross profit margin was 30.6%, an increase of 1% from 30.2% in the same period last year. Product Gross profit margin was 42.5%, an increase of 3% from 41.1% in the same period last year primarily due to cost efficiency programs in North America Products offset by higher product costs due to the strength of the U.S. Dollar and project mix in International Products. Service Gross profit margin was 27.9%, an increase of 0.4% from 27.8%, which included $3,067 of unanticipated costs required to complete a fixed price contract, which decreased gross profit margin by 0.7%, in the same period last year primarily due to project mix.
Total Operating loss margin was 20.1%, a decrease compared to Total Operating income margin of 3.3% in the same period last year. Product Operating loss margin was 18.9%, a decrease compared to Product Operating income margin of 2.5% in the same period last year, primarily due to goodwill impairment loss of $30,559 ($25,211 in North America Products and $5,348 in International Products) and a decrease in Gross profit margin in International Products partially offset by an increase in Gross profit in North America Products and a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in International Products. Service Operating loss margin was 20.4%, a decrease compared to Service Operating income margin of 3.5% in the same period last year, primarily due to goodwill impairment loss of $126,713 ($119,547 in North America Services and $7,166 in International Services), a decrease in Gross profit and current period investments for the operations transformation and infrastructure partially offset by a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in North America Services.

Interest expense, Other expense and Income Taxes

	3Q16	3Q15	% Change	3QYTD16	3QYTD15	% Change
Interest expense	$1,215	$1,170	4%	$3,650	$3,328	10%
% of Revenues	0.5%	0.5%	—%	0.5%	0.4%	25%
Income taxes	$61	$2,447	(98)%	$(19,377)	$8,618	n/m
Effective income tax rate	1.1%	31.7%	(97)%	13.6%	41.0%	n/m
3Q16 vs 3Q15
Interest expense was $1,215, an increase of 4% from $1,170 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $291 (from a gain of $291 in 3Q15 with no activity in 3Q16 because the interest-rate swap terminated on July 26, 2015 and was not replaced). Interest expense as a percent of Revenues was 0.5%, consistent with the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $160,750 and 2.1%, respectively, compared to $190,199 and 1.7% in the same period last year.
Provision for income taxes was $61, a decrease of 98% from $2,447 in the same period last year. The effective income tax rate was 1.1%, a decrease of 97% from 31.7% in the same period last year. The effective income tax rate decrease from 31.7% to 1.1% was primarily due to a decrease in the liability for uncertain tax positions partially offset by write-offs of deferred tax assets associated with equity awards.
3QYTD16 vs 3QYTD15
Interest expense was $3,650, an increase of 10% from $3,328 in the same period last year primarily as a result of $242 of deferred financing costs that were written off in connection with the Company's voluntary reduction in the unused commitment of our Credit Agreement (as defined below) and a change in the fair value of the interest-rate swap of $438 (from a gain of $837 in 3QYTD15 to a gain of $399 in 3QYTD16). Interest expense as a percent of Revenues was 0.5%, an increase of 25% from 0.4% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $164,558 and 2.0%, respectively, compared to $184,406 and 1.6% in the same period last year.
Benefit from income taxes was $19,377, a decrease compared to provision for income taxes of $8,618 in the same period last year. The effective income tax rate was 13.6%, a decrease compared to the effective income tax rate of 41.0% in the same period last year. The effective income tax rate decrease from 41.0% to 13.6% was primarily due to the non-deducible portion of the goodwill impairment loss and a decrease in the liability for uncertain tax positions partially offset by write-offs of deferred tax assets associated with equity awards. The Company expects an effective income tax rate of approximately 12.0% for Fiscal 2016.
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

Liquidity Position
The following is a summary of our capitalization and liquidity position.

	3Q16	4Q15	3Q15
Cash and cash equivalents	$17,992	$23,534	$33,294
Working capital	$154,043	$155,618	$196,784
Long-term debt	$128,651	$137,267	$176,054
Stockholders’ equity	$209,008	$337,111	$345,320
Unused commitments of the Credit Agreement(1)	$167,725	$259,950	$219,950
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
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	3QYTD16	3QYTD15
Net cash provided by (used for) operating activities	$14,874	$9,524
Net cash provided by (used for) investing activities	$(7,996)	$(6,953)
Net cash provided by (used for) financing activities	$(13,242)	$1,454
Net cash provided by (used for) operating activities
Net cash used for operating activities was $14,874, due primarily to Net loss of $123,354, inclusive of non-cash charges, an increase in Accounts receivable, net of $10,353 and a decrease in All other liabilities of $25,638, compared to net cash provided by operating activities of $9,524 in the same period last year, due primarily to Net income of $12,420, inclusive of non-cash charges, an increase in Accounts receivable, net of $24,066 and a decrease in All other liabilities of $7,110. Changes in the above accounts are based on average Fiscal 2016 and Fiscal 2015 exchange rates, as applicable.
Changes in working capital, and particularly changes in accounts receivable, costs in excess of billings and billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $8,124 compared to $6,366 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and vehicles.
Net cash provided by (used for) financing activities
Long-term debt
Repayment of long-term debt was $8,753 compared to proceeds from long-term debt was $15,551 in the same period last year, which was used to fund common stock repurchases and operations.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $2,000 compared to $6,987 in the same period last year. The Company also made tax payments of $844 compared to $1,062 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of the repurchase program beginning in April 1999 through December 31, 2015, the Company has repurchased 10,828,575 shares of common stock for an aggregate purchase price of $402,362, or an average purchase price per share of $37.16. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of December 31, 2015, 671,425 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0. At December 31, 2015, the Company's leverage ratio was 2.8.
Dividends
The Company made discretionary investments in the form of dividends to its stockholders of $4,922 compared to $4,498 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make distributions or dividends as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.
Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement were permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015, and includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $100,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of December 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.
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
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2016 using data as of September 26, 2015. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for both North America Products and North America Services thus those reporting units are considered not impaired and the second step of the impairment test is not necessary. The excess of the fair value over carrying amount was $24,442 and $6,622 for North America Products and North America Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $5,783 and $17,576 for North America Products and North America Services, respectively.

During the fourth of Fiscal 2016, the Company will determine whether the recent downward adjustment in revenue and profitability outlook for Fiscal 2016 and the potential impact, if any, on longer-term projections will impact the valuation of goodwill.

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
Contingencies
The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property held by the Company subject to escheat laws primarily includes accounts payable, payroll checks and trade accounts receivable credits. The Company participated in voluntary disclosure programs in all 50 states within the United States and the District of Columbia in an effort to voluntarily comply with state abandoned property laws and settle past due unclaimed property obligations. The Company completed the programs and settled with 49 states and the District of Columbia which resulted in an immaterial charge to the consolidated financial statements during the fiscal year ended March 31, 2014. On May 22, 2013, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. Since that time, the Company has worked in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. The Voluntary Disclosure Agreement had an original expiration date of June 30, 2015 which was initially extended for six months to December

30, 2015 which was subsequently verbally extended by Delaware. The Company expects a formal extension, along with an extension date, during 4Q16. The Company will continue to examine its options regarding the escheat laws of Delaware including completing Delaware’s Voluntary Disclosure Agreement Program or proceeding to audit, as well as to pursue any indemnification claims the Company may have from a third party with respect to such liability. Amounts incurred and paid to resolve past due unclaimed property obligations in Delaware could have a material adverse effect on the Company’s results of operations and cash flows.
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
In November 2015, the FASB issued ASC Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASC 2015-17") which requires all deferred tax assets and liabilities, including related valuation allowances, be classified as non-current on the consolidated balance sheets. ASC 2015-17 may be adopted prospectively or retrospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASC 2015-17 to have a material impact on our financial statements.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Credit Agreement which was $127,825 as of December 31, 2015. To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company previously implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that was based on a three-month LIBOR rate versus a 1.25% fixed rate, had a notional value of $125,000 and terminated on July 26, 2015. As a result of reduced debt levels and expected continued low interest rates, the Company did not replace this swap. As of December 31, 2015, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $315 ($194 net of tax) assuming the Company employed no intervention strategies.

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
As of December 31, 2015, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.26 to 1.42 Australian dollar, 1.22 to 1.39 Canadian dollar, 6.53 to 7.05 Danish krone, 0.88 to 0.95 Euro, 15.57 to 16.86 Mexican peso, 7.96 to 8.80 Norwegian kroner, 0.63 to 0.67 British pound sterling, 8.30 to 8.83 Swedish krona, 0.93 to 1.02 Swiss franc and 120.53 to 123.55 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $49,452 and will expire within eleven months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of December 26, 2015. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2015 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Date: January 29, 2016
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