Form 10-K
period 2016-03-31
BLACK BOX CORP
filed 2016-05-12
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 25, 2015 (based on closing price of such stock as reported by NASDAQ on such date) was $219,945,388. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of April 8, 2016, there were 15,018,943 shares of common stock, par value $.001 (the "common stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2016 Annual Meeting of Stockholders (the "Proxy Statement") – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2016

PART I

Item 1. Business.

Overview

Black Box Corporation ("Black Box," "we," the "Company," "our" or “us”) is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. Offerings under our products platform ("Products") include IT infrastructure, specialty networking, multimedia and keyboard/video/mouse ("KVM") switching. Offerings under our services platform ("Services") include unified communications, data infrastructure and managed services. We employed 3,631 and 3,803 employees as of March 31, 2016 and March 31, 2015, respectively.

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

Products Platform
Under Products, we provide networking solutions through the sale of products for IT infrastructure, specialty networking, multimedia and KVM switching.

Our Products' revenues are generated from sales to end-users, collaboration with key channel partners and system integrators and through a global distribution network. Products sells through a direct sales team as well as through its internet site and catalogs. In order to meet client demand, we keep a moderate level of inventory which consumes part of our working capital. The market for these products is a highly fragmented and competitive. The Company has participated in this market for 40-years and has earned a reputation for providing high quality products, rapid order fulfillment and free 24/7/365 technical support. With an average order size of less than one thousand dollars, the Company's Products revenue is primarily driven by general information technology spending rather than capital spending.

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

Services Platform
Services is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include communications lifecycle services, unified communications, structured cabling, video/AV services, in-building wireless and data center services.

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

Key Differentiators

Our platforms introduce scale, flexibility and leverage to the business, and provide the following competitive advantages:

•
A diversified client base: We have built a diversified client base that ranges from small organizations to many of the world's largest corporations and institutions. Black Box clients participate in many industries, including government, healthcare, business services, manufacturing, retail, technology and banking, among others. Revenues from our clients are segmented with 60% from large companies (i.e., revenues greater than $1 billion, including federal governments), 20% from medium-sized companies (i.e., revenues between $50 million and $1 billion, including state governments) and 20% from small companies (i.e., revenues less than $50 million, including local governments). We strive to develop extensive and long-term relationships with high-quality clients as we believe that satisfied clients will demand quality services and product offerings even in economic downturns. Also, we believe that our distinctive portfolio of products and services will allow us to leverage the relationship and introduce additional offerings to satisfied clients.

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have 3,631 team members world-wide, with the experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of approximately 400 direct sales people world-wide.

•	Strong financial position: We have a stable balance sheet and have generated positive cash flow for 40 consecutive years.

Strategic Focus

We believe that the services and products that we provide enable our clients to fully optimize their communications investment. In recent years, our strategy has been based on the following core beliefs about our clients and the markets we serve:

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

We are actively implementing programs that reflect our commitment to this strategy. These programs will continue to diversify our offerings and will reflect client demand in the rapidly changing communications market.

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
Our ability to experience organic growth is dependent upon successful execution of initiatives that we commenced on or about April 1, 2013. These initiatives included a re-alignment of our organizational structure and new programs to better capitalize on internal assets and expertise, which we believe will enable us to introduce new product and service offerings as well as to support additional offerings for our clients, resulting in increased revenues (including organic growth) and profitability. The failure of these programs could have a material adverse effect on our ability to increase revenues and profitability.
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s worldwide headquarters and certain U.S. operations, including the Products and Services platforms, are located in Lawrence, Pennsylvania (located 20 miles south of Pittsburgh) in 352,000 square feet of owned facility on 84 acres.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company
Eslie C. Sykes	55	President and Chief Executive Officer
Timothy C. Huffmyer	42	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)
Ronald Basso	56	Executive Vice President of Business Development, General Counsel & Secretary

The following is a biographical summary of the experience of the executive officers of the Company:

ESLIE C. SYKES, 55, was named President and Chief Executive Officer on February 29, 2016. Mr. Sykes was employed by Flextronics International Ltd. (an international supply chain solutions company) from 1999 to 2013. He advanced from General Manager to Executive Officer and Group President of the Industrial and Emerging Products Group.  Following his career at Flextronics, Mr. Sykes was President and CEO of Switch Lighting (an LED lighting company) from 2013 to 2014.  After leaving Switch Lighting, Mr. Sykes was a consultant and investor and served on boards of private, public-private and educational endeavors.

TIMOTHY C. HUFFMYER, 42, was named Vice President, Chief Financial Officer and Treasurer (and, in those roles, he serves as the Company's principal financial officer and principal accounting officer) on October 2, 2012. Mr. Huffmyer was promoted to Director of Finance in February, 2008. He served as Corporate Controller from June, 2004 and in other finance roles prior thereto. Mr. Huffmyer has been with the Company for 12 years.

RONALD BASSO, 56, was named Executive Vice President of Business Development, General Counsel and Secretary on January 28, 2013. Mr. Basso was a shareholder of the law firm of Buchanan Ingersoll & Rooney PC, which he joined in 1985, where he served as the Company's lead engagement partner.

Directors of the Registrant

The following sets forth certain information concerning the members of the Board:

RICHARD L. CROUCH, 69, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm on July 2, 2004.

RICHARD C. ELIAS, 62, was selected to be a director on November 3, 2014. Mr. Elias retired from PPG Industries, Inc. ("PPG"), a global supplier of paints, coatings, optical products, specialty materials, chemicals, glass and fiber glass in April 2014. Prior to his retirement, Mr. Elias served as the Senior Vice President - Optical and Specialty Materials of PPG from 2008 to 2014, and Vice President, Optical Products of PPG from 2000 to 2008. Mr. Elias also served as the President, and then Chief Executive Officer, of Transitions Optical, Inc., a subsidiary and then joint venture of PPG, from 1995 to 2014. Mr. Elias is a director of Universal Display Corporation.

THOMAS W. GOLONSKI, 73, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. He is a director of several educational and health care organizations and active in other charitable organizations.

THOMAS G. GREIG, 68, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Senior Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc. and a privately-held company.

JOHN S. HELLER, 62, was selected to be a director on March 27, 2013 and was elected by our stockholders on August 6, 2013. Mr. Heller retired from Caterpillar Inc., a manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives, in February 2012. He held a number of positions of increasing responsibility at Caterpillar during a 38-year career, last serving as Vice President and Chief Information Officer for the last 5 years.

WILLIAM H. HERNANDEZ, 68, was selected to be a director on December 3, 2009 and was elected by our stockholders on August 10, 2010. Mr. Hernandez was the Senior Vice President, Finance and Chief Financial Officer of PPG Industries, Inc. (“PPG”), a global supplier of paints, coatings, optical products, specialty materials, chemicals, glass and fiber glass, from 1995 until he retired on October 15, 2009. Prior to assuming those duties in 1995, he served as PPG’s Controller from 1990 to 1994 and as Vice President and Controller from 1994. From 1974 until 1990, he held a number of positions at Borg-Warner Corporation, a supplier of motor vehicle parts and systems. He is a Certified Management Accountant and a director of Albermarle Corporation, Northrop Grumman Corporation and USG Corporation, all publicly-held companies.

ESLIE C. SYKES, 55, was named President and Chief Executive Officer on February 29, 2016. Mr. Sykes was employed by Flextronics International Ltd. (an international supply chain solutions company) from 1999 to 2013. He advanced from General Manager to Executive Officer and Group President of the Industrial and Emerging Products Group.  Following his career at Flextronics, Mr. Sykes was President and CEO of Switch Lighting (an LED lighting company) from 2013 to 2014.  After leaving Switch Lighting, Mr. Sykes was a consultant and investor and served on boards of private, public-private and educational endeavors.

JOEL T. TRAMMELL, 51, was selected to be a director on March 27, 2013 and was elected by our stockholders on August 6, 2013. Mr. Trammell is the founder and Chief Executive Officer of Khorus, Inc., a provider of software-based management systems, since 2013. He also has been a Managing Partner of Lone Rock Technology Group, a private equity firm, and Lake Austin Advisors, a hedge fund, since 2011. He was a founder and the Chief Executive Officer of CacheIQ, Inc., a network computing company, from June 2010 until it was acquired by NetApp, Inc. in November 2012. Previously, he was a founder and served as the Chief Executive Officer of NetQoS, Inc., a network management software and services company, from June 2000 to November 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information
The common stock is traded on NASDAQ under the symbol "BBOX" and has been assigned to the NASDAQ Global Select tier. As of March 31, 2016, 26,470,238 shares of the common stock were issued, of which 11,452,041 shares were held in treasury, resulting in 15,018,197 shares outstanding at that date.

The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low
Fiscal 2016
1st Quarter	$21.62	$19.48
2nd Quarter	20.40	14.09
3rd Quarter	16.35	8.48
4th Quarter	14.77	6.84
Fiscal 2015
1st Quarter	$25.93	$19.34
2nd Quarter	24.52	20.05
3rd Quarter	24.89	20.50
4th Quarter	24.91	19.85

On April 8, 2016, the last reported sale price of the common stock was $13.30 per share.

Dividend Policy
Cash dividends of $0.11 per share of common stock declared during Fiscal 2016 were paid on each of July 10, 2015, October 9, 2015, January 8, 2016 and April 14, 2016. Cash dividends of $0.10 per share of common stock declared during Fiscal 2015 were paid on each of July 11, 2014, October 10, 2014, January 9, 2015 and April 15, 2015. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company.

Under the Company’s New Credit Agreement dated as of May 9, 2016 (defined below), the Company is permitted to make distributions or dividends as long as no Event of Default or Potential Default (each as defined in the New Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the New Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the New Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.

Stockholders
As of March 31, 2016, there were 835 holders of record of the common stock.

Equity Plan Compensation Information:
See the information set forth under the caption "Equity Plan Compensation Information" in the Proxy Statement, which is incorporated by reference into Item 12 of Part III of this Annual Report.

Issuance of Unregistered Securities:
There were no issuances of unregistered securities by the Company during the three-month period ended March 31, 2016.

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 27, 2015 to January 24, 2016	—	$—	—	671,425
January 24, 2016 to February 21, 2016	187,933	$10.80	187,933	1,483,492
February 22, 2016 to March 31, 2016	178,425	$12.77	178,425	1,305,067
Total	366,358	$11.74	366,358	1,305,067
As of March 31, 2016, 1,305,067 shares, which includes 1,000,000 shares approved for repurchase by the Board on February 12, 2016, were available under repurchase programs approved by the Board. This repurchase program has no expiration date and none of the Company's prior repurchase programs were terminated prior to the full repurchase of the authorized amount.
Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the New Credit Agreement (defined below) , the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the New Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the New Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0. At March 31, 2016, the Company's leverage ratio was in excess of 3.0 which restricts the Company from repurchasing its stock on the open market during the first quarter of Fiscal 2017.
On May 9, 2016, the Company refinanced the Credit Agreement pursuant to a new credit agreement (the "New Credit Agreement") with PNC Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain other lender parties. See Note 7 of the Notes to the Consolidated Financial Statements for additional reference.

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

	Fiscal
	2016	2015	2014	2013	2012
Statements of Operations
Revenues	$912,655	$992,444	$971,674	$997,786	$1,087,528
Gross profit	270,337	302,269	303,582	319,930	346,496
Operating income (loss)[1]	(187,825)	28,574	(108,392)	56,269	(239,673)
Net income (loss)[1]	(171,102)	15,342	(115,873)	28,806	(247,734)
Basic earnings (loss) per share	(11.18)	1.00	(7.33)	1.73	(13.98)
Diluted earnings (loss) per share	(11.18)	0.99	(7.33)	1.73	(13.98)
Dividends per share	0.44	0.40	0.36	0.32	0.28
Balance Sheet Data (at end of period)
Working capital [2]	$129,048	$151,488	$175,692	$184,229	$166,167
Total assets	475,794	686,259	712,029	878,001	888,023
Long-term debt	119,663	137,267	160,429	187,648	179,621
Stockholders’ equity	156,233	337,111	351,117	482,247	494,384
1 Includes goodwill impairment loss of $191,646, $154,429 and $317,797 for Fiscal 2016, Fiscal 2014 and Fiscal 2012, respectively.
2 Working capital is computed as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The discussion and analysis for the fiscal years ended March 31, 2016, 2015 and 2014 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.

The Company
Black Box is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms that it has built over its 40-year history.
Under our Products platform, we provide networking solutions through the sale of products for IT infrastructure, specialty networking, multimedia and KVM switching.
Our Products' revenues are generated from sales to end-users, collaboration with key channel partners and system integrators and through a global distribution network. Products sells through a direct sales team as well as through its internet site and catalogs. These products are sold in a highly fragmented and competitive market. The Company has been in this business for over 40 years and has developed a reputation for being a reliable provider of high-quality communications and infrastructure products. With an average order size of less than one thousand dollars, product revenues are less impacted by capital spending and more so by general information technology spending.
Our Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and solutions practices. The primary services offered through this platform include communications lifecycle services, unified communications, structured cabling, video/AV services, in-building wireless and data center services.
The Company generates revenues in its Services business from the design, sale and/or installation of new communications and data infrastructure systems, the support of existing systems and MAC work. The Company's diverse portfolio of offerings allows it to service the needs of its clients independent of the technology that they choose, which it believes is a unique competitive advantage. For the sale and implementation of new communications systems, or other major projects, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects to maintain and grow Services' revenues. Projects account for the majority of Services revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.
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
The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At March 31, 2016, the Company's total backlog, which relates primarily to Services, was $335,526, of which $228,533 is expected to be completed within the next twelve months.
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

Fiscal 2016 vs Fiscal 2015 Summary

	FY16	FY15	% Change
Revenues	$912,655	$992,444	(8)%
Gross profit margin	29.6%	30.5%	(3)%
Operating income (loss) margin	(20.6)%	2.9%	n/m
Diluted earnings (loss) per share	$(11.18)	$0.99	n/m
Net cash provided by (used for) operating activities	$37,202	$46,498	(20)%
n/m = not meaningful

Diluted loss per share was $11.18 compared to Diluted earnings per share of $0.99 in the same period last year as a result of:

•
a $79,789 decrease in Revenues as a result of a decrease in Service Revenues primarily due to a decrease in our core commercial revenues and government revenues within North America Services and a negative exchange rate impact of $10,696 relative to the U.S. Dollar primarily in International Products partially offset by an increase in our solutions practices, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services,

•
a $31,932 decrease in Gross profit as a result of the decrease in Revenues in North America Services noted above and, to a lesser extent, a decrease in Gross profit margin which included $5,953 of Inventory impairment loss due to a non-recurring write-down to lower of cost or market as a result of a product line discontinuation and excess inventory given current current lower than expected service revenue levels,

•
a $7,481 decrease in Selling, general and administrative expenses which were primarily the result of cost savings from restructuring activity in the prior year in both International Products and North America Services partially offset by current period investments for the operations transformation and infrastructure in North America Services, a $2,379 non-recurring write-down of Accounts receivable for related to one large project and $1,513 of non-recurring expenses related to the transition of our Chief Executive Officer,

•	a $192,186 increase in asset impairment loss (including $191,644 of goodwill impairment loss and $542 of intangibles impairment loss (see "Goodwill" below for additional reference),

•
a $296 increase in Interest expense (income), net resulting from $242 of deferred financing costs that were written off in connection with the Company's voluntary reduction in the unused commitment of our Credit Agreement (as defined below) and a change in the fair value of the interest-rate swap of $748 (from a gain of $1,147 at Fiscal 2015 to a gain of $399 in Fiscal 2016),

•
a $30,228 decrease in Provision (benefit) for income taxes and a decrease in the effective rate from 35.0% to 11.4% due to the non-deducible portion of the goodwill impairment loss and a decrease in the liability for uncertain tax positions offset by additional valuation allowances against certain foreign net operating losses along with write-offs of deferred tax assets associated with equity awards, and

•	a 180 decrease in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases.
Net cash provided by operating activities was $37,202 which included Net loss of $171,102 and positive cash from working capital of $18,708, a decrease of 20% compared to $46,498, which included Net income of $15,342 and positive cash from working capital of $4,254, in the same period last year. The year-over-year decrease in Net cash provided by operating activities was primarily due to the timing of working capital items.
In Fiscal 2016, the Company’s Revenue declined by 8% which was primarily driven by lower Revenue levels in North America Services, within both the commercial and federal businesses, partially offset by growth in the Cisco Solutions Practice, Wireless Solution Practice and our large managed services contact. The decline in the commercial business was within the core unified communications business. This market is declining specific to the areas that we serve. In addition, during Fiscal 2016, we launched a new sales initiative in our commercial business which included new sales leadership, new account segmentation and allocation, new commission plans and a single CRM tool. We experienced greater than expected sales turnover as we refreshed nearly 30% of the direct sales force from the start of the fiscal year, which impacted our Revenues. The decline in the federal business was primary due to the results of lower spending levels in the government related to communication infrastructure projects, specifically within the Department of Defense. We believe that the Company has obtained certain key contracts; however, we have not yet seen an increase in large task orders in our space under those contracts.

During Fiscal 2016, our profits were negatively impacted by certain charges that included restructuring expenses, CEO transition costs, goodwill impairment loss, inventory impairment loss and accounts receivable loss. The restructuring expenses will allow us to be more cost efficient as we transform the operations of the commercial business platform and we implement a new organizational structure and technology tools to support a national service delivery platform to consistently deliver the Black Box solutions. The restructuring activity is also a result of planned consolidations as we continue to move from a branch model to a consolidated enterprise. The inventory impairment charges are related to exiting certain non-essential product lines and the result of declining service maintenance revenues as clients continue to migrate from this service.
In Fiscal 2017, we are focused on completing the operational transformation and seeing the results of the more mature sales organization. Additionally, we are now focused on the larger opportunity of an enterprise-wide “One Black Box” as compared to functionalization and consolidation within our separate business units. This focus will allow us to take full advantage of our size and scale to be more competitive. Additionally, this will allow us to tap into the entire executive talent set to bring the best ideas to the entire organization. Most importantly, we believe that this will allow us to serve our clients better and become more relevant to them. Also in Fiscal 2017, we will be further focused on aligning our operating costs to positively impact future profitability.

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

	FY16	FY15	% Change	FY15	FY14	% Change
Revenues
North America Products	$84,654	$85,205	(1)%	$85,205	$82,833	3%
International Products	$81,882	$91,614	(11)%	$91,614	$99,320	(8)%
Products	$166,536	$176,819	(6)%	$176,819	$182,153	(3)%
North America Services	$715,839	$785,681	(9)%	$785,681	$753,525	4%
International Services	$30,280	$29,944	1%	$29,944	$35,996	(17)%
Services	$746,119	$815,625	(9)%	$815,625	$789,521	3%
Total Revenues	$912,655	$992,444	(8)%	$992,444	$971,674	2%
Gross profit
North America Products	$35,643	$36,082	(1)%	$36,082	$34,624	4%
% of Revenues	42.1%	42.3%	—%	42.3%	41.8%	1%
International Products	$33,350	$37,662	(11)%	$37,662	$42,052	(10)%
% of Revenues	40.7%	41.1%	(1)%	41.1%	42.3%	(3)%
Products	$68,993	$73,744	(6)%	$73,744	$76,676	(4)%
% of Revenues	41.4%	41.7%	(1)%	41.7%	42.1%	(1)%
North America Services	$194,401	$220,469	(12)%	$220,469	$219,337	1%
% of Revenues	27.2%	28.1%	(3)%	28.1%	29.1%	(3)%
International Services	$6,943	$8,056	(14)%	$8,056	$7,569	6%
% of Revenues	22.9%	26.9%	(15)%	26.9%	21.0%	28%
Services	$201,344	$228,525	(12)%	$228,525	$226,906	1%
% of Revenues	27.0%	28.0%	(4)%	28.0%	28.7%	(2)%
Total Gross Profit	270,337	302,269	(11)%	302,269	303,582	—%
% of Revenues	29.6%	30.5%	(3)%	30.5%	31.2%	(2)%
Operating income (loss) (1)
North America Products	$(34,654)	$4,564	n/m	$4,564	$(37,785)	n/m
% of Revenues	(40.9)%	5.4%	n/m	5.4%	(45.6)%	n/m
International Products	$(3,781)	$(277)	n/m	$(277)	$(14,847)	n/m
% of Revenues	(4.6)%	(0.3)%	n/m	(0.3)%	(14.9)%	n/m
Products	$(38,435)	$4,287	n/m	$4,287	$(52,632)	n/m
% of Revenues	(23.1)%	2.4%	n/m	2.4%	(28.9)%	n/m
North America Services	$(143,967)	$22,195	n/m	$22,195	$(50,740)	n/m
% of Revenues	(20.1)%	2.8%	n/m	2.8%	(6.7)%	n/m
International Services	$(5,423)	$2,092	n/m	$2,092	$(5,020)	n/m
% of Revenues	(0.7)%	0.3%	n/m	0.3%	(0.6)%	n/m
Services	$(149,390)	$24,287	n/m	$24,287	$(55,760)	n/m
% of Revenues	(20.0)%	3.0%	n/m	3.0%	(7.1)%	n/m
Total Operating Income (loss)	(187,825)	28,574	n/m	28,574	(108,392)	n/m
% of Revenues	(20.6)%	2.9%	n/m	2.9%	(11.2)%	n/m
n/m = not meaningful
(1) These results include goodwill impairment loss of $36,901, $5,348, $142,229 and $7,166 for North America Products, International Products, North America Services and International Services, respectively, for Fiscal 2016 and $42,613, $20,159, $86,904 and $4,753 for North America Products, International Products, North America Services and International Services, respectively, for Fiscal 2014.

Fiscal 2016 vs Fiscal 2015
Total Revenues were $912,655, a decrease of 8% when compared to Total Revenues of $992,444 in the same period last year. Products Revenues were $166,536, a decrease of 6% compared to Products Revenues of $176,819 in the same period last year primarily due to a negative exchange rate impact of $10,696 relative to the U.S. dollar primarily in International Products. Services Revenues were $746,119, a decrease of 9% compared to Services Revenues of $815,625 in the same period last year primarily due to a negative exchange rate impact of $4,820 relative to the U.S. Dollar, a decrease in core commercial revenues in North America Services, primarily in the business services industry and a decrease in government revenues as a result of project and task order funding delays partially offset by increases in a large managed services contract and our solutions practices, which includes the Cisco solutions practice and the Wireless solutions practice in North America Services.
Total Gross profit margin was 29.6%, a decrease of 2.7% compared to Total Gross profit margin of 30.5% in the same period last year. Products Gross profit margin was 41.4%, which included $2,192 of Inventory impairment loss due to a non-recurring write-down to lower of cost or market as a result of a product line discontinuation, a decrease of 0.7% compared to Products Gross profit margin of 41.7% in the same period last year, primarily due to cost efficiency programs in North America Products offset by higher product costs due to the strength of the U.S. Dollar and project mix in International Products. Services Gross profit margin was 27.0%, which included $3,791 of Inventory impairment loss due to a non-recurring write-down to lower of cost or market as a result of excess inventory given current lower than expected service revenue levels, a decrease of 3.7% compared to Services Gross profit margin of 28.0% in the same period last year, which included $3,067 of unanticipated costs required to complete a fixed price contract, which decreased gross profit margin by 0.7%, in the same period last year primarily due to project mix.
Total Operating loss margin was 20.6%, a decrease compared to Total Operating income margin of 2.9% in the same period last year. Product Operating loss margin was 23.1%, a decrease compared to Product Operating income margin of 2.4% in the same period last year, primarily due to goodwill impairment loss of $42,249 ($36,901 in North America Products and $5,348 in International Products), a decrease in Gross profit margin in both North America Products and International Products partially offset by a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year in International Products. Service Operating loss margin was 20.0%, a decrease compared to Service Operating income margin of 3.0% in the same period last year, primarily due to goodwill and intangible asset impairment loss of $149,937 ($142,771 in North America Services and $7,166 in International Services), a decrease in Gross profit, current period investments for the operations transformation and infrastructure, a $2,379 non-recurring write-down of Accounts receivable for one large project in North America Services and $1,240 of non-recurring expenses related to the transition of our Chief Executive Officer in North America Services partially offset by a decrease in Selling, general and administrative expenses as a result of cost savings from restructuring activity in the prior year.
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
Interest expense, Other expense and Income Taxes

	FY16	FY15	% Change	FY15	FY14	% Change
Interest expense	$4,712	$4,416	7%	$4,416	$4,647	(5)%
% of Revenues	0.5%	0.4%	25%	0.4%	0.5%	(20)%
Income taxes	$(21,982)	$8,246	n/m	$8,246	$1,637	404%
Effective income tax rate	11.4%	35.0%	(67)%	35.0%	(1.4)%	n/m
n/m = not meaningful
Fiscal 2016 vs Fiscal 2015
Interest expense was $4,712, an increase of 7% compared to Interest expense of $4,416 in the same period last year primarily as a result of a change in the fair value of the interest-rate swap of $748 (from a gain of $1,147 at Fiscal 2015 to a gain of $399 in Fiscal 2016). Interest expense as a percent of Revenues was 0.5%, an increase of 25% compared to Interest expense as a percent of Revenues of 0.4% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $158,256 and 2.0%, respectively, compared to $182,149 and 1.7% in the same period last year.
Benefit from income taxes was $21,982, a decrease compared to provision for income taxes of $8,246 in the same period last year. The effective income tax rate was 11.4%, a decrease compared to the effective income tax rate of 35.0% in the same period last year. The effective income tax rate decrease from 35.0% to 11.4% was primarily due to the non-deducible portion of the goodwill impairment loss and a decrease in the liability for uncertain tax positions offset by additional valuation allowances against certain foreign net operating losses along with write-offs of deferred tax assets associated with equity awards.
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
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	FY16	FY15	FY14
Cash and cash equivalents	$23,497	$23,534	$30,810
Working Capital	$129,048	$151,488	$175,692
Long-term debt	$119,663	$137,267	$160,429
Stockholders’ equity	$156,233	$337,111	$351,117
Unused commitment of the Credit Agreement (1)	$176,550	$259,950	$235,595
(1) On April 6, 2016 and April 16, 2015, both of which were subsequent to March 31 for the applicable fiscal year end, the Company voluntarily reduced the unused commitments of the Credit Agreement by $100,000.
We expect that our cash, the available unused commitments of the New Credit Agreement, which are lower than the unused commitments due to a financial covenant, and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for at least the next 12 months.
Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	FY16	FY15	FY14
Net cash provided by (used for) operating activities	$37,202	$46,498	$56,346
Net cash provided by (used for) investing activities	$(11,088)	$(9,087)	$(8,101)
Net cash provided by (used for) financing activities	$(27,664)	$(41,197)	$(52,021)
Net cash provided by (used for) operating activities
Net cash provided by operating activities for Fiscal 2016 was $37,202, due primarily to Net loss of $171,102, inclusive of non-cash charges, including $192,186 goodwill and intangible asset impairment loss, a decrease in Accounts receivable of $7,819, Inventory of $4,048, Costs/estimated earnings in excess of billings on uncompleted contracts of $12,682 and an increase in Billings in excess of costs/estimated earnings on uncompleted contracts of $4,035 partially offset by decreases in Accounts payable of $7,568 and All other liabilities of $13,582. Net cash provided by operating activities for Fiscal 2015 was $46,498, due primarily to Net income of $15,342, inclusive of non-cash charges, an increase in All other liabilities of $8,103 and a decrease in Costs/estimated earnings in excess of billings on uncompleted contracts of $9,892, partially offset by an increase in All other assets of $14,152. Net cash provided by operating activities for Fiscal 2014 was $56,346, due primarily to Net loss of $115,873, inclusive of non-cash charges, including $154,429 goodwill impairment loss, and a decrease in Costs/estimated earnings in excess of billings on uncompleted contracts of $11,767, partially offset by a decrease in All other liabilities of $11,025. Changes in the above accounts are based on average Fiscal 2016, Fiscal 2015 and Fiscal 2014 exchange rates, as applicable.

Changes in working capital, and particularly changes in accounts receivable, costs in excess of billings and billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $10,477 in Fiscal 2016 compared to $8,515 and $7,338 for Fiscal 2015 and Fiscal 2014, respectively, which related primarily to information technology infrastructure, computer hardware and software and vehicles.
Acquisitions
The Company made investments of $773 in Fiscal 2016 compared to $780 and $779 for Fiscal 2015 and Fiscal 2014, respectively.
Net cash provided by (used for) financing activities
Long-term debt
Repayment of long-term debt was $17,788 in Fiscal 2016 compared to $24,475 and $27,382, for Fiscal 2015 and Fiscal 2014, respectively, all of which was funded by cash flow provided by operations.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $6,300 in Fiscal 2016 compared to $6,987 and $20,274 for Fiscal 2015 and Fiscal 2014, respectively. The Company also made tax payments of $854 in Fiscal 2016 compared to $1,089 and $1,520 for Fiscal 2015 and Fiscal 2014, respectively, related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units and performance shares.
Since the inception of the repurchase program beginning in April 1999 through March 31, 2016, the Company has repurchased 11,194,933 shares of common stock for an aggregate purchase price of $406,661, or an average purchase price per share of $36.33. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of March 31, 2016, 1,305,067 shares were available under most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the New Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the New Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0. At March 31, 2016, the Company's leverage ratio was in excess of 3.0.
Dividends
The Company made discretionary investments in the form of dividends to its shareholders of $6,617 in Fiscal 2016 compared to $6,034 and $5,576 for Fiscal 2015 and Fiscal 2014, respectively. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the New Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the New Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the New Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year.

Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015 and again voluntarily reduced to $200,000 effective as of April 6, 2016, and includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $100,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios, which could limit the Company's ability to borrow the full amount of the credit facility. As of March 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.
On May 9, 2016, the Company refinanced the Credit Agreement pursuant to the New Credit Agreement. See Note 7 of the Notes to the Consolidated Financial Statements for additional reference.

Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including those arising under its debt agreements, operating and capital lease obligations and discounted lease rental commitments.

The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2016. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2016:

	Payments Due by Period [1]
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations 2	$—	$—	$—	$119,000	$119,000
Interest expense on long-term debt	2,354	—	—	—	2,354
Purchase obligations	5,555	2,584	—	—	8,139
Capital lease obligations	1,139	630	33	—	1,802
Operating lease obligations	10,139	12,110	3,484	2,507	28,240
Total contractual obligations	$19,187	$15,324	$3,517	$121,507	$159,535
1 Not included in the above table are potential cash obligations of $18,621 associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligation.

2 Subsequent to March 31, 2016, the Company refinanced the Credit Agreement which enabled such debt to be classified as long-term as of March 31, 2016.

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding under the Company's credit facility and the weighted-average interest rate in effect as of March 31, 2016.

As of March 31, 2016, the Company had potential commercial commitments under letters of credit of $4,450, which expire within the next twelve months.

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

Fiscal 2016
During the second quarter of Fiscal 2016 and in connection with a downward adjustment to revenue and profitability outlook for Fiscal 2016 communicated on July 28, 2015, the Company conducted an interim goodwill assessment to determine whether such assets were recoverable as of June 27, 2015. Such assessment revealed that the carrying value of its reporting units exceeded the fair value of its reporting units and accordingly the Company proceeded to the second step of the goodwill impairment assessment.
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

During the fourth quarter of Fiscal 2016 and in connection with a downward adjustment to revenue and profitability outlook for Fiscal 2016 communicated on January 26, 2015, the Company conducted an interim goodwill assessment to determine whether such assets were recoverable as of December 26, 2015. Such assessment revealed that the carrying value of its reporting units exceeded the fair value of its reporting units and accordingly the Company proceeded to the second step of the goodwill impairment assessment.
The Company recorded a non-cash, pre-tax goodwill impairment loss of $34,372 (consisting of $11,690 and $22,682 in its North America Products and North America Services reporting units, respectively) during the fourth quarter of Fiscal 2016 as a result of its interim goodwill assessment conducted as of December 26, 2015. In determining the impairment loss, the implied fair value of the reporting unit goodwill was compared to the carrying amount of the goodwill. The implied fair value of reporting unit goodwill was determined as the residual between the fair value of the reporting unit and the fair value of its assets (including any unrecognized intangible assets) and liabilities as of the interim goodwill assessment date. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows nor did it result in any cash expenditures.
The primary factors contributing to the goodwill impairment loss in both North America Products and North America Services were lower projected revenue and profit in Fiscal 2016 and the corresponding impact in periods beyond Fiscal 2016. North America Services revenues are lower relative to recent expectations due to a decrease in core commercial revenues, primarily in the business services industry and a decrease in government revenues as a result of project and task order funding delays partially offset by increases in a large managed services contract and our solutions practices. North America Services profits continue to be challenged by competitive pricing pressures and current period investments for the operations initiative and infrastructure which the Company believes will enable it to grow revenue and profits more efficiently beyond Fiscal 2016. North America Products revenues and profits are comparable year-over-year but less than expected due to lower than expected revenues from its core offerings.
Fiscal 2015
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2015 using data as of September 27, 2014. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units thus the reporting units are considered not impaired and the second step of the impairment test is not necessary. The excess of the fair value over this carrying amount was $23,061, $68,634, $14,839 and $1,411 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $8,629, $41,488, $2,998 and $1,265 for North America Products, North America Services, International Products and International Services, respectively.
During the fourth quarter of Fiscal 2015 in connection with planning for the fiscal year ending March 31, 2016, and based on the results of Fiscal 2015, the Company reduced its longer-term revenue and profitability outlook for North America Services from the longer-term revenue and profitability outlook used in the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015. The Company evaluated the impact of this reduced longer-term revenue and profitability outlook and determined that it was not more likely than not a reduction in the fair value of this reporting unit below its carrying amount; thus, no interim test was warranted. Such determination was based on the following considerations: (i) the Company continues to expect longer-term revenue and profit growth, but at lower rates, (ii) the carrying amount for North America Services did not materially change from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015, (iii) the Company had $68,634 (31%) of excess of fair value over the carrying amount for North America Services from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015 and (iv) there were no material negative industry or macro-economic trends in the fourth quarter of Fiscal 2015. To illustrate the impact of the reduced longer-term revenue and profitability outlook, assuming all other assumptions held constant from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015, the excess of the fair value for North America Services would be reduced from $68,634 (31%) to $14,963 (7%). If the Company were to fail to meet forecasted results or further reduce its longer-term revenue and profitability outlook in the future, it could result in goodwill impairment loss that could have a material adverse effect on the results of operations.
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
Long-Lived Assets other than Goodwill
The Company reviews long-lived assets including indefinite-lived intangible assets and property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. During the fourth quarter of Fiscal 2016 and in connection with a downward adjustment to revenue and profitability outlook for Fiscal 2016, the Company conducted an interim long-lived asset assessment and determined such assets, with the exception of Trademarks, were recoverable as of December 26, 2015. The Company recorded an Intangible asset impairment loss of $542 to reduce book value to fair value. There are no long-lived assets impairments during Fiscal 2015 or Fiscal 2014.

Loss Contingencies
The Company becomes subject to contingencies as a normal part of its business operations, such as future warranty obligations and potential liabilities relating to legal or regulatory matters. The Company accrues for contingent obligations when a loss is probable and the amount can be reasonably estimated.

Revenue Recognition
Products revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location, the fee is fixed or determinable, collectibility is reasonably assured and no further obligation exists.

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

Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2016, Fiscal 2015 or Fiscal 2014 that had a material impact on the Company’s consolidated financial statements.

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
In November 2015, the FASB issued ASC Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASC 2015-17") which requires all deferred tax assets and liabilities, including related valuation allowances, be classified as non-current on the consolidated balance sheets. ASC 2015-17 may be adopted prospectively or retrospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt ASC 2015-17 as of March 31, 2016 with no material impact on our financial statements.

In February 2016, the FASB issued ASC Update No. 2016-02, "Leases" ("ASC 2016-02") which requires, as of the commencement date of a lease, a liability for a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and an a right-of-use asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASC 2016-02 must be adopted using the modified retrospective approach and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2018 with early adoption permitted. The Company does not expect the adoption of ASC 2016-02 to have a material impact on our financial statements.
In March 2016, the FASB issued ASC Update No. 2016-09, "Compensation - Stock Compensation" ("ASC 2016-02") which simplifies several aspects of the accounting for share-based payment award including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASC 2016-09 has multiple transition requirements is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASC 2016-09 to have a material impact on our financial statements.
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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Credit Agreement which was $119,000 as of March 31, 2016. To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company previously implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that was based on a three-month LIBOR rate versus a 1.25% fixed rate, had a notional value of $125,000 and terminated on July 26, 2015. As a result of reduced debt levels and expected continued low interest rates, the Company did not replace this swap. As of March 31, 2016, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $302 ($186 net of tax) assuming the Company employed no intervention strategies.

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

As of March 31, 2016, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.32 to 1.40 Australian dollar, 1.30 to 1.38 Canadian dollar, 6.66 to 7.04 Danish krone, 0.89 to 0.95 Euro, 16.86 to 17.78 Mexican peso, 7.96 to 8.87 Norwegian kroner, 0.64 to 0.71 British pound sterling, 8.26 to 8.78 Swedish krona, 0.93 to 1.02 Swiss franc and 112.65 to 123.42 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $41,932 and will expire within nine months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2016. In connection with our audits of the financial statements, we have also audited Schedule II - Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Box Corporation's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 12, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 12, 2016

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited Black Box Corporation's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2016 and our report dated May 12, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 12, 2016

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2016	2015
Assets
Cash and cash equivalents	$23,497	$23,534
Accounts receivable, net of allowance for doubtful accounts of $7,808 and $5,109	139,222	150,562
Inventories, net	42,703	54,437
Costs/estimated earnings in excess of billings on uncompleted contracts	66,664	79,329
Other assets	27,315	31,345
Total current assets	299,401	339,207
Property, plant and equipment, net	34,474	32,247
Goodwill, net	—	191,178
Intangibles, net	78,181	88,098
Deferred tax asset	57,065	31,138
Other assets	6,673	4,391
Total assets	$475,794	$686,259
Liabilities
Accounts payable	$56,774	$64,509
Accrued compensation and benefits	21,493	24,817
Deferred revenue	29,441	34,913
Billings in excess of costs/estimated earnings on uncompleted contracts	20,411	16,380
Other liabilities	42,234	47,100
Total current liabilities	170,353	187,719
Long-term debt	119,663	137,267
Other liabilities	29,545	24,162
Total liabilities	319,561	349,148
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 15,018 and 15,365 shares outstanding, 26,470 and 26,305 issued	26	26
Additional paid-in capital	501,839	498,052
Retained earnings	80,553	258,388
Accumulated other comprehensive income (loss)	(13,075)	(13,399)
Treasury stock, at cost 11,452 and 10,940 shares	(413,110)	(405,956)
Total stockholders’ equity	156,233	337,111
Total liabilities and stockholders’ equity	$475,794	$686,259

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
In thousands, except per share amounts	2016	2015	2014
Revenues
Products	$166,536	$176,819	$182,153
Services	746,119	815,625	789,521
Total	912,655	992,444	971,674
Cost of sales *
Products	97,543	103,075	105,477
Services	544,775	587,100	562,615
Total	642,318	690,175	668,092
Gross profit	270,337	302,269	303,582
Selling, general & administrative expenses	255,665	263,146	245,521
Asset impairment loss	192,186	—	154,429
Intangibles amortization	10,311	10,549	12,024
Operating income (loss)	(187,825)	28,574	(108,392)
Interest expense, net	4,712	4,416	4,647
Other expenses (income), net	547	570	1,197
Income (loss) before provision for income taxes	(193,084)	23,588	(114,236)
Provision (benefit) for income taxes	(21,982)	8,246	1,637
Net income (loss)	$(171,102)	$15,342	$(115,873)
Earnings (loss) per common share
Basic	$(11.18)	$1.00	$(7.33)
Diluted	$(11.18)	$0.99	$(7.33)
Weighted-average common shares outstanding
Basic	15,303	15,407	15,813
Diluted	15,303	15,483	15,813
Dividends per share	$0.44	$0.40	$0.36
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
In thousands	2016	2015	2014
Net income (loss)	$(171,102)	$15,342	$(115,873)
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	1,970	(17,954)	4,288
Defined Benefit Pension
Actuarial gain (loss), net of taxes of ($733), ($1,950) and $962	(1,881)	(2,999)	1,386
Amounts reclassified into results of operations, net of taxes of $166, $112 and $185	287	172	283
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of ($321), ($154) and ($744)	(580)	(250)	(1,212)
Amounts reclassified into results of operations, net of taxes of $282, $187 and $692	528	305	1,125
Other comprehensive income (loss)	$324	$(20,726)	$5,870
Comprehensive income (loss)	$(170,778)	$(5,384)	$(110,003)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock			Accumulated other comprehensive income (loss)
In thousands	Shares	$.001 par	Shares	$	Additional Paid-in Capital	Foreign Currency Translation Adjustment	Derivative Instruments	Defined Benefit Pension	Retained Earnings	Total
March 31, 2013	25,898	$26	9,765	$(376,086)	$486,075	$12,809	$(171)	$(11,181)	$370,775	$482,247
Net income (loss)									(115,873)	(115,873)
Foreign currency translation adjustment						4,288				4,288
Pension, net of taxes
Actuarial gain (loss)								1,386		1,386
Actuarial gain (loss) reclassified into results of operations								283		283
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(1,212)			(1,212)
Amounts reclassified into results of operations							1,125			1,125
Stock compensation expense					6,589					6,589
Dividends declared									(5,685)	(5,685)
Issuance of common stock	238	—			—					—
Repurchases of common stock			813	(21,794)						(21,794)
Proceeds from the exercise of stock options					988					988
Tax impact from equity awards					(1,225)					(1,225)
March 31, 2014	26,136	$26	10,578	$(397,880)	$492,427	$17,097	$(258)	$(9,512)	$249,217	$351,117
Net income (loss)									15,342	15,342
Foreign currency translation adjustment						(17,954)				(17,954)
Pension, net of taxes
Actuarial gain (loss)								(2,999)		(2,999)
Actuarial gain (loss) reclassified into results of operations								172		172
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(250)			(250)
Amounts reclassified into results of operations							305			305
Stock compensation expense					6,008					6,008
Dividends declared									(6,171)	(6,171)
Issuance of common stock	169	—			—					—
Repurchases of common stock			361	(8,076)						(8,076)
Proceeds from the exercise of stock options					—					—
Tax impact from equity awards					(383)					(383)
March 31, 2015	26,305	$26	10,939	$(405,956)	$498,052	$(857)	$(203)	$(12,339)	$258,388	$337,111
Net income (loss)									(171,102)	(171,102)
Foreign currency translation adjustment						1,970				1,970
Pension, net of taxes
Actuarial gain (loss)								(1,881)		(1,881)
Actuarial gain (loss) reclassified into results of operations								287		287
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(580)			(580)
Amounts reclassified into results of operations							528			528
Stock compensation expense					5,064					5,064
Dividends declared									(6,733)	(6,733)
Issuance of common stock	165	—			—					—
Repurchases of common stock			512	(7,154)						(7,154)
Proceeds from the exercise of stock options					—					—
Tax impact from equity awards					(1,277)					(1,277)
March 31, 2016	26,470	$26	11,451	$(413,110)	$501,839	$1,113	$(255)	$(13,933)	$80,553	$156,233
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2016	2015	2014
Operating Activities
Net income (loss)	$(171,102)	$15,342	$(115,873)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	10,311	10,549	12,024
Depreciation	8,562	6,978	6,187
Loss (gain) on sale of property	16	(143)	92
Deferred taxes	(26,145)	4,656	(8,672)
Stock compensation expense	5,065	6,009	6,589
Change in fair value of interest-rate swaps	(399)	(1,147)	(832)
Asset impairment loss	192,186	—	154,429
Joint venture investment loss	—	—	822
Provision for obsolete inventory	7,735	2,260	2,522
Provision for (recovery of) doubtful accounts	3,819	1,638	4,324
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	7,819	(108)	(7,409)
Inventories	4,048	(5,745)	996
Costs/estimated earnings in excess of billings on uncompleted contracts	12,682	9,892	11,767
All other assets	(280)	(14,152)	(778)
Billings in excess of costs/estimated earnings on uncompleted contracts	4,035	580	2,543
Accounts payable	(7,568)	1,786	(1,360)
All other liabilities	(13,582)	8,103	(11,025)
Net cash provided by (used for) operating activities	$37,202	$46,498	$56,346
Investing Activities
Capital expenditures	$(10,477)	$(8,515)	$(7,338)
Capital disposals	162	208	16
Acquisition of businesses (payments)/recoveries	(773)	—	—
Prior merger-related (payments)/recoveries	—	(780)	(779)
Net cash provided by (used for) investing activities	$(11,088)	$(9,087)	$(8,101)
Financing Activities
Proceeds (repayments) from long-term debt	$(17,788)	$(24,475)	$(27,382)
Proceeds (repayments) from short-term debt	4,063	(2,291)	2,267
Purchase of treasury stock	(7,154)	(8,076)	(21,794)
Proceeds from the exercise of stock options	—	—	988
Payment of dividends	(6,617)	(6,034)	(5,576)
Increase (decrease) in cash overdrafts	(168)	(321)	(524)
Net cash provided by (used for) financing activities	$(27,664)	$(41,197)	$(52,021)
Foreign currency exchange impact on cash	$1,513	$(3,490)	$3,866
Increase/(decrease) in cash and cash equivalents	$(37)	$(7,276)	$90
Cash and cash equivalents at beginning of period	$23,534	$30,810	$30,720
Cash and cash equivalents at end of period	$23,497	$23,534	$30,810
Supplemental cash flow
Cash paid for interest	$5,876	$5,450	$5,527
Cash paid for income taxes	3,482	8,259	13,651
Non-cash financing activities
Dividends payable	1,652	1,537	1,400
Capital leases	437	2,028	260

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box," or "the Company”) is a leading technology solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms it has built over its 40-year history. The Products platform provides networking solutions through the sale of products including: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. The Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (vi) data center services. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Basis of Presentation
References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.

The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported net income (loss), comprehensive income (loss), cash flows, total assets or total stockholders' equity.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Company management ("Management") to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include project progress towards completion to estimated budget, allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, property, plant and equipment, intangible assets and goodwill. Actual results could differ from those estimates. Management believes the estimates made are reasonable.

Note 2: Significant Accounting Policies

Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Allowance for doubtful accounts receivable
An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present the net balance that the Company believes will be collected. This allowance is based on both recent trends in certain accounts receivable ("specific reserve") estimated to be a greater credit risk as well as general trends in the entire accounts receivable pool ("general reserve"). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. Additions to the allowance for doubtful accounts are charged to Selling, general & administrative expense within the Company’s Consolidated Statements of Operations, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. The provision for doubtful accounts expense was $3,819, $1,638 and $4,324 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Inventories
Inventories are valued at the lower of cost or market. The Company uses the first-in, first-out average cost method to value the majority of its inventory. However, several locations within the Company use other valuation methods, including first-in, first-out ("FIFO"). The Company records an estimate for slow moving and obsolete inventory ("inventory reserve") based upon our product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. For “convenience,” we reduce inventory cost through a contra asset rather than through a new cost basis. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions. During the fourth quarter of Fiscal 2016, the Company recorded an Inventory impairment loss of $2,192 due to a non-recurring write-down to the lower of cost or market as a result of a product line discontinuation in Products and an Inventory impairment loss of $3,791 due to a non-recurring write-down to the lower of cost or market as a result of excess inventory given current revenue levels in Services.

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

Revenue
Products revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location, the fee is fixed or determinable, collectibility is reasonably assured and no further obligation exists.

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

Advertising expense was $5,353, $5,629 and $4,778 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.

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

The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of pension plan assets is determined using a market approach and consists of $21,275 of mutual funds measured using level 1 inputs and $11,111 of common collective trusts measured using level 2 inputs. The fair value of the interest-rate swaps (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Accounts receivable and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of the Company's Long-term debt approximates carrying value because the interest rate is subject to change with market interest rates. There have been no changes in the Company’s valuation techniques used to measure fair values during Fiscal 2016. See Note 9 for further reference.

Recently Issued Accounting Standards
There have been no accounting pronouncements adopted during Fiscal 2016, Fiscal 2015 or Fiscal 2014 that had a material impact on the Company’s consolidated financial statements.

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
In November 2015, the FASB issued ASC Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASC 2015-17") which requires all deferred tax assets and liabilities, including related valuation allowances, be classified as non-current on the consolidated balance sheets. ASC 2015-17 may be adopted prospectively or retrospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt ASC 2015-17 as of March 31, 2016 on a retrospective basis which resulted in a reclassification from Other current assets to long-term Deferred tax asset within the Company's Consolidated Balance Sheets of $4,130, which is not material to our financial statements.
In February 2016, the FASB issued ASC Update No. 2016-02, "Leases" ("ASC 2016-02") which requires, as of the commencement date of a lease, a liability for a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and an a right-of-use asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASC 2016-02 must be adopted using the modified retrospective approach and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2018 with early adoption permitted. The Company does not expect the adoption of ASC 2016-02 to have a material impact on our financial statements.

In March 2016, the FASB issued ASC Update No. 2016-09, "Compensation - Stock Compensation" ("ASC 2016-02") which simplifies several aspects of the accounting for share-based payment award including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASC 2016-09 has multiple transition requirements is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASC 2016-09 to have a material impact on our financial statements.
Note 3: Inventories

The Company’s Inventories consist of the following:

	March 31,
	2016	2015
Raw materials	$1,897	$1,674
Finished goods	60,969	69,387
Inventory, gross	62,866	71,061
Excess and obsolete inventory reserves	(20,163)	(16,624)
Inventories, net	$42,703	$54,437

Note 4: Property, Plant and Equipment

The Company’s Property, plant and equipment consist of the following:

	March 31,
	2016	2015
Land	$2,379	$2,396
Building and improvements	32,532	31,367
Equipment and computer hardware and software	83,857	77,458
Property, plant and equipment, gross	118,768	111,221
Accumulated depreciation	(84,294)	(78,974)
Property, plant and equipment, net	$34,474	$32,247

Depreciation expense was $8,562, $6,978 and $6,187 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Note 5: Goodwill

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
The following table summarizes Goodwill at the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2014	$79,749	$506,281	$39,024	$40,126	$665,180
Accumulated impairment losses at March 31, 2014	$(42,845)	$(364,036)	$(33,883)	$(31,462)	$(472,226)
Goodwill (net) at March 31, 2014	$36,904	$142,245	$5,141	$8,664	$192,954

Foreign currency translation adjustment	$(4)	$(10)	$193	$(1,955)	$(1,776)

Goodwill (gross) at March 31, 2015	$79,745	$506,271	$39,217	$38,171	$663,404
Accumulated impairment losses at March 31, 2015	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2015	$36,900	$142,235	$5,334	$6,709	$191,178

Foreign currency translation adjustment	(4)	1	14	457	468
Goodwill impairment loss	(36,896)	(142,236)	(5,348)	(7,166)	(191,646)

Goodwill (gross) at March 31, 2016	$79,741	$506,272	$39,231	$38,628	$663,872
Accumulated impairment losses at March 31, 2016	(79,741)	(506,272)	(39,231)	(38,628)	(663,872)
Goodwill (net) at March 31, 2016	$—	$—	$—	$—	$—

Fiscal 2016
During the second quarter of Fiscal 2016 and in connection with a downward adjustment to revenue and profitability outlook for Fiscal 2016 communicated on July 28, 2015, the Company conducted an interim goodwill assessment to determine whether such assets were recoverable as of June 27, 2015. Such assessment revealed that the carrying value of its reporting units exceeded the fair value of its reporting units and accordingly the Company proceeded to the second step of the goodwill impairment assessment.
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

The primary factors contributing to the goodwill impairment loss recorded in the second quarter of Fiscal 2016 in North America Services were lower projected revenue and profit in Fiscal 2016 and the corresponding impact in periods beyond Fiscal 2016 and a historically high weighted-average cost of capital. North America Services revenues are lower relative to recent historical amounts due to a slower than anticipated ramp up of the new sales organization in the Company's core commercial services business and continued deferments of award and task order funding in the Company's federal business, partially offset by continued growth in the Company's Solutions Practices and large managed service contract. North America Services profits continue to be challenged by competitive pricing pressures and current period investments for the operations initiative and infrastructure which the Company believes will enable it to grow revenue and profits more efficiently beyond Fiscal 2016. North America weighted-average cost of capital was at a historical high primarily driven by a significant increase in the size premium within the cost of equity as a result of a decrease in the Company's market capitalization below $300 million. The primary factor contributing to the goodwill impairment loss in North America Products, International Products and International Services were the historically high weighted-average cost of capital noted above and, to a lower extent, lower than expected projected profits.
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

During the fourth of Fiscal 2016 and in connection with a downward adjustment to revenue and profitability outlook for Fiscal 2016 communicated on January 26, 2015, the Company conducted an interim goodwill assessment to determine whether such assets were recoverable as of December 26, 2015. Such assessment revealed that the carrying value of its reporting units exceeded the fair value of its reporting units and accordingly the Company proceeded to the second step of the goodwill impairment assessment.
The Company recorded a non-cash, pre-tax goodwill impairment loss of the remaining $34,372 of goodwill (consisting of $11,690 and $22,682 in its North America Products and North America Services reporting units, respectively) during the fourth quarter of Fiscal 2016 as a result of its interim goodwill assessment conducted as of December 26, 2015. In determining the impairment loss, the implied fair value of the reporting unit goodwill was compared to the carrying amount of the goodwill. The implied fair value of reporting unit goodwill was determined as the residual between the fair value of the reporting unit and the fair value of its assets (including any unrecognized intangible assets) and liabilities as of the interim goodwill assessment date. The impairment charge did not impact the Company's business operations, compliance with debt covenants or future cash flows nor did it result in any cash expenditures.
The primary factors contributing to the goodwill impairment loss in both North America Products and North America Services were lower projected revenue and profit in Fiscal 2016 and the corresponding impact in periods beyond Fiscal 2016. North America Services revenues are lower relative to recent expectations due to a decrease in core commercial revenues, primarily in the business services industry and a decrease in government revenues as a result of project and task order funding delays partially offset by increases in a large managed services contract and our solutions practices. North America Services profits continue to be challenged by competitive pricing pressures and current period investments for the operations initiative and infrastructure which the Company believes will enable it to grow revenue and profits more efficiently beyond Fiscal 2016. North America Products revenues and profits are comparable year-over-year but less than expected due to lower than expected revenues from its core offerings.

Fiscal 2015
The Company conducted its annual goodwill impairment assessment during the third quarter of Fiscal 2015 using data as of September 27, 2014. The first step of the goodwill impairment assessment, used to identify potential impairment, resulted in a surplus of fair value over carrying amount for each of our reporting units thus the reporting units are considered not impaired and the second step of the impairment test is not necessary. The excess of the fair value over this carrying amount was $23,061, $68,634, $14,839 and $1,411 for North America Products, North America Services, International Products and International Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would have a significant impact on the fair value of a reporting unit and would decrease the fair value of the reporting units by $8,629, $41,488, $2,998 and $1,265 for North America Products, North America Services, International Products and International Services, respectively.
During the fourth quarter of Fiscal 2015 in connection with planning for the fiscal year ending March 31, 2016, and based on the results of Fiscal 2015, the Company reduced its longer-term revenue and profitability outlook for North America Services from the longer-term revenue and profitability outlook used in the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015. The Company evaluated the impact of this reduced longer-term revenue and profitability outlook and determined that it was not more likely than not a reduction in the fair value of this reporting unit below its carrying amount; thus, no interim test was warranted. Such determination was based on the following considerations: (i) the Company continues to expect longer-term revenue and profit growth, but at lower rates, (ii) the carrying amount for North America Services did not materially change from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015, (iii) the Company had $68,634 (31%) of excess of fair value over the carrying amount for North America Services from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015 and (iv) there were no material negative industry or macro-economic trends in the fourth quarter of Fiscal 2015. To illustrate the impact of the reduced longer-term revenue and profitability outlook, assuming all other assumptions held constant from the annual goodwill impairment assessment completed in the third quarter of Fiscal 2015, the excess of the fair value for North America Services would be reduced from $68,634 (31%) to $14,963 (7%). If the Company were to fail to meet forecasted results or further reduce its longer-term revenue and profitability outlook in the future, it could result in goodwill impairment loss that could have a material adverse effect on the results of operations.
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
During the fourth quarter, the Company determined that the carrying value of its reporting units exceeded the fair value of its reporting units, which included a contemporary outlook for each unit that had been developed in connection with Fiscal 2015 planning. As such, the Company proceeded to the second step of the goodwill impairment assessment. The Company, after consultation by Management with the Audit Committee (the "Audit Committee") of the Company's Board of Directors (the "Board"), concluded that the Company will record a non-cash, pre-tax goodwill impairment loss of $154,429, (consisting of $42,613, $86,904, $20,159and $4,753 in its North America Products, North America Services, International Products and International Services reporting units, respectively) during the fourth quarter of Fiscal 2014 as a result of its annual goodwill assessment conducted as of September 28, 2013. The impairment charge did not impact the Company's business operations, compliance with debt covenants, future cash flows nor result in any cash expenditures.

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
Note 6: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	March 31,
	2016			2015
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$2,254	$2,170	$84	$11,901	$11,548	$353
Customer relationships	122,345	71,445	50,900	137,267	77,988	59,279
Backlog	3,489	3,489	—	20,838	20,111	727
Total	$128,088	$77,104	$50,984	$170,006	$109,647	$60,359
Indefinite-lived
Trademarks	35,450	8,253	27,197	35,992	8,253	27,739
Total	$163,538	$85,357	$78,181	$205,998	$117,900	$88,098

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions. During the second quarter of Fiscal 2016 and in connection with a downward adjustment to revenue and profitability outlook for Fiscal 2016, the Company conducted an interim long-lived asset assessment and determined such assets were recoverable as of June 27, 2015. Further, the Company conducted its intangible assets annual impairment assessment during the third quarter of Fiscal 2016, using data as of September 26, 2015 noting no indicators that its intangible assets were not recoverable. During the fourth quarter of Fiscal 2016 and in connection with a downward adjustment to revenue and profitability outlook for Fiscal 2016, the Company conducted an interim long-lived asset assessment and determined such assets, with the exception of Trademarks, were recoverable as of December 26, 2015. The Company recorded an Intangible asset impairment loss of $542 to reduce book value to fair value which is recorded in Asset impairment loss within the Company’s Consolidated Statements of Operations. The fair value of Trademarks was determined using an income approach that included level 3 inputs.

The following table summarizes the changes to the net carrying amounts by Intangible asset class:

	Trademarks	Non-compete agreements	Customer relationships	Backlog	Total
March 31, 2014	$27,739	$684	$68,623	$1,599	$98,645
Intangibles Amortization	—	(333)	(9,344)	(872)	(10,549)
Foreign Currency Translation Adjustment	—	2	—	—	2
March 31, 2015	$27,739	$353	$59,279	$727	$88,098
Intangibles Amortization	—	(266)	(9,318)	(727)	(10,311)
Foreign Currency Translation Adjustment	—	(3)	—	—	(3)
Current period acquisitions	—	—	939	—	939
Intangible asset impairment loss	(542)	—	—	—	(542)
March 31, 2016	$27,197	$84	$50,900	$—	$78,181

The following table details the estimated intangibles amortization expense for the next five years.

Fiscal
2017	$9,354
2018	7,857
2019	6,446
2020	5,952
2021	5,501
Thereafter	15,874
Total	$50,984

Note 7: Indebtedness

The Company’s long-term debt consists of the following:

	March 31,
	2016	2015
Revolving credit agreement	$119,000	$136,000
Other	1,802	2,132
Total debt	$120,802	$138,132
Less: current portion (included in Other liabilities)	(1,139)	(865)
Long-term debt	$119,663	$137,267

On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement expires on March 23, 2017. Borrowings under the Credit Agreement are permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015 and again voluntarily reduced to $200,000 effective as of April 6, 2016, and includes up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $100,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and fixed-charge coverage ratios. As of March 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.
On May 9, 2016, the Company refinanced the Credit Agreement pursuant to a new credit agreement (the "New Credit Agreement") with PNC Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain other lender parties. The New Credit Agreement expires on May 9, 2021. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $200,000, and includes up to $15,000 of swing-line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $50,000 and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) a Base Rate Option equal to the highest of (i) the federal funds open rate, plus fifty (50) basis points (0.5%), (ii) the bank’s prime rate, and (iii) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 0% to 1.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.00% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and interest coverage ratios. The Company’s obligations under the New Credit Agreement are secured by substantially all of the assets of the Company’s material direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States and are guaranteed by such domestic subsidiaries.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for Fiscal 2016 was $183,050, $158,256 and 2.0%, respectively, compared to $206,930, $182,149 and 1.7%, respectively, for Fiscal 2015, and $208,730, $190,015 and 1.5%, respectively, for Fiscal 2014.

As of March 31, 2016, the Company had $4,450 outstanding in letters of credit and $176,550 in unused commitments, which was reduced by $100,000 in April 2016, under the Credit Agreement.

At March 31, 2016, scheduled maturities or required payments of total debt for each of the five succeeding fiscal years were as follows:

Fiscal
2017	$1,139
2018	528
2019	102
2020	33
2021	119,000
Total	$120,802

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

Foreign currency contracts
The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2016, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $41,932 and will expire within nine months. There was no hedge ineffectiveness during Fiscal 2016, Fiscal 2015 or Fiscal 2014. See Note 2 for additional information.

Interest-rate Swaps
On November 15, 2011, the Company entered into a three-year floating-to-fixed interest-rate swap, with an effective start date of July 26, 2012, that is based on a three-month LIBOR rate versus a 1.25% fixed rate and has a notional value of $125,000 and terminated on July 26, 2015. As a result of reduced debt levels and expected continued low interest rates, the Company did not replace this swap. This interest-rate swap did not qualify for hedge accounting and is hereinafter referred to as the "interest-rate swap." See Note 2 for additional information.

The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		March 31,
	Classification	2016	2015	2016	2015
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$552	$4,959
Foreign currency contracts	Other assets (current)	$882	$402
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			—	400

		Fiscal
	Classification	2016	2015	2014
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(580)	$(250)	$(1,212)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	528	305	1,125
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	399	1,147	832

Note 9: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets	$21,275	$11,111	$—	$32,386
Foreign currency contracts	$—	$882	$—	$882
Total Assets at Fair Value	$21,275	$11,993	$—	$33,268
Liabilities at Fair Value
Foreign currency contracts	$—	$552	$—	$552
Interest-rate swap	$—	$—	$—	$—
Total Liabilities at Fair Value	$—	$552	$—	$552

Non-recurring fair value measurements
The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill. As disclosed in Note 5, the Company reduced the book value of Goodwill to the implied fair value in Fiscal 2016 and Fiscal 2014. The Company utilized level 3 inputs to measure the fair value of Goodwill. See Note 2 for additional reference.

Note 10: Income Taxes

The domestic and foreign components of Income (loss) before provision (benefit) for income taxes are as follows:

	Fiscal
	2016	2015	2014
Domestic	$(184,598)	$17,865	$(100,786)
Foreign	(8,486)	5,723	(13,450)
Consolidated	$(193,084)	$23,588	$(114,236)

The provision/(benefit) for income taxes consists of the following:

	Fiscal
	2016	2015	2014
Current
Federal	$1,037	$279	$6,376
State	1,058	1,259	2,112
Foreign	2,067	2,052	1,821
Total current	4,162	3,590	10,309
Deferred	(26,144)	4,656	(8,672)
Total provision (benefit) for income taxes	$(21,982)	$8,246	$1,637

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2016		2015		2014
	$	%	$	%	$	%
Federal statutory tax rate	$(67,580)	35.0%	$8,256	35.0%	$(39,983)	35.0%
Foreign taxes, net of foreign tax credits	419	(0.2)	(418)	(1.8)	776	(0.7)
Non-deductible expenses	588	(0.3)	(338)	(1.4)	(317)	0.3
State income taxes, net of federal benefit	(2,242)	1.2	1,082	4.6	211	(0.2)
Valuation allowance	1,317	(0.7)	—	—	—	—
International legal entity restructuring	—	—	(1,574)	(6.6)	—	—
Permanent book/tax differences	45,732	(23.7)	—	—	40,222	(35.2)
Equity awards	1,814	(0.9)	1,940	8.2	1,626	(1.4)
Other, net	(2,030)	1.0	(702)	(3)	(898)	0.8
Effective tax rate	$(21,982)	11.4%	$8,246	35.0%	$1,637	(1.4)%

The effective tax rate of 11.4% for Fiscal 2016 was primarily due to $130,662 of non-deducible goodwill impairment loss and a decrease in the liability for uncertain tax positions offset by additional valuation allowances against certain foreign net operating losses along with write-offs of deferred tax assets associated with equity awards. The effective tax rate of 35.0% for Fiscal 2015 was primarily due to a tax benefit from an international legal entity restructuring which was partially offset by the write-off of certain deferred tax assets related to equity awards. The effective tax rate of (1.4)% for Fiscal 2014 was primarily due to $114,920 of non-deductible goodwill impairment loss (see Note 5), a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation partially offset by the write-off of certain deferred tax assets related to equity awards.

The components of current and long-term deferred tax liabilities/assets are as follows:

	March 31,
	2016	2015
Deferred Tax Liabilities
Goodwill and intangibles	$—	$18,957
Unremitted earnings of foreign subsidiaries	—	3
Other	1,076	1,428
Gross deferred tax liabilities	1,076	20,388
Deferred Tax Assets
Net operating losses	25,563	27,342
Basis of finished goods inventory	8,599	6,498
Goodwill and intangibles	1,272	—
Reserve for bad debts	2,684	960
Foreign tax credit carry-forwards	3,755	1,596
Accrued employee costs	15,302	10,178
Stock-based compensation	5,616	6,141
Other	—	2,103
Gross deferred tax assets	62,791	54,818
Valuation allowance	(4,835)	(3,518)
Net deferred tax assets	57,956	51,300
Net deferred tax assets/(liabilities)	$56,880	$30,912

At March 31, 2016, the Company had $38,796, $128,428 and $19,002 of federal, state and foreign gross net operating loss carry-forwards, respectively. As a result of the past acquisitions, Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of net operating losses available to the Company to approximately $4,085 per year. The federal gross net operating loss carry-forwards expire proratably through Fiscal 2031. The state gross net operating loss carry-forwards expire at various times through Fiscal 2036 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2026, with the exception of $311 for Austria, $1,650 for Belgium and $5,427 for Brazil, which have no expirations.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $4,835 for certain state and foreign net operating loss carry-forwards anticipated to produce no tax benefit.

In general, except for certain earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $2,687 based on exchange rates at March 31, 2016.

A reconciliation of the change in the tax liability for unrecognized tax benefits is as follows:

	Fiscal
	2016	2015	2014
Balance at beginning of year	$4,083	$4,384	$5,340
Additions for tax positions related to the current year	85	62	193
Additions for tax positions related to prior years	—	170	209
Reductions for tax positions related to prior years	(2,152)	—	(896)
Settlements	—	(533)	(462)
Balance at end of year	$2,016	$4,083	$4,384

Unrecognized tax benefits are classified as either current or non-current under Other liabilities within the Company's Consolidated Balance Sheets. Of the $2,016 noted above, the Company expects that $234 will reverse in the next twelve-months. As of March 31, 2016, 2015 and 2014, the Company recorded $435, $1,065 and $1,114, respectively, of interest and penalties related to uncertain tax positions in current liabilities within Income taxes, all of which impacted the Company's effective tax rate.

Fiscal 2013 through Fiscal 2016 remain open to examination by the Internal Revenue Service ("IRS") and Fiscal 2011 through Fiscal 2016 remain open to examination by certain state and foreign taxing jurisdictions.
Note 11: Stockholder's Equity

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
4Q16	March 31, 2016	April 14, 2016	$0.11	$1,652
3Q16	December 24, 2015	January 8, 2016	$0.11	$1,694
2Q16	September 25, 2015	October 9, 2015	$0.11	$1,692
1Q16	June 26, 2015	July 10, 2015	$0.11	$1,691
4Q15	March 31, 2015	April 15, 2015	$0.10	$1,537
3Q15	December 26, 2014	January 9, 2015	$0.10	$1,536
2Q15	September 26, 2014	October 10, 2014	$0.10	$1,544
1Q15	June 27, 2014	July 11, 2014	$0.10	$1,554
4Q14	March 31, 2014	April 11, 2014	$0.09	$1,400
3Q14	December 27, 2013	January 10, 2014	$0.09	$1,410
2Q14	September 27, 2013	October 11, 2013	$0.09	$1,430
1Q14	June 28, 2013	July 12, 2013	$0.09	$1,445

While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make any distribution or dividend as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no distribution or dividend is permitted under the Credit Agreement if such event would violate a consolidated leverage ratio required to be maintained under the Credit Agreement other than regular quarterly dividends not exceeding $15,000 per year. See Note 7 for additional information.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Fiscal
	2016	2015
Common stock purchased	512,491	361,180
Aggregate purchase price	$7,153	$8,076
Average purchase price	$13.96	$22.36

During Fiscal 2016, the Company made tax payments of $854 and withheld 44,785 shares of common stock, which were designated as treasury shares, at an average price per share of $19.06, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During Fiscal 2015, the Company made tax payments of $1,089 and withheld 47,447 shares of common stock, which were designated as treasury shares, at an average price per share of $22.96, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of the repurchase program beginning in April 1999 through March 31, 2016, the Company has repurchased 11,194,933 shares of common stock for an aggregate purchase price of $406,661, or an average purchase price per share of $36.33. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of March 31, 2016, 1,305,067 shares were available under the most recent repurchase programs.

Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.0. At March 31, 2016, the Company's leverage ratio was in excess 3.0. See Note 7 for additional information.

Note 12: Leases

The Company leases offices, facilities, equipment and vehicles throughout the world. While most of the leases are operating leases that expire over the next three years, certain vehicles and equipment are leased under capital leases that also expire over the next three years. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $15,871, $20,166 and $18,883 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2016 are as follows:

Fiscal
2017	$10,139
2018	7,260
2019	4,850
2020	2,314
2021	1,170
Thereafter	2,507
Total minimum lease payments	$28,240

Note 13: Incentive Compensation Plans and Retirement Plans
Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $4,452, $6,841 and $3,777 under its variable compensation plans for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Profit Sharing and Savings Plans ("the savings plans")
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $2,852, $2,609 and $2,452 for these plans during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Pension Plans
The Company has multiple defined benefit pension plans for which a majority of benefits have been "frozen" (i.e., no new employees will be admitted and those employees currently in the plan will not earn additional benefits based on service) and a multi-employer plan. The Company made contributions of $0, $952 and $2,072 during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, to the defined benefit pension plan. The defined benefit pension plan had assets of $32,385, $35,671 and $34,229, a projected benefit obligation of $51,006, $52,059 and $47,192 and a resulting unfunded liability of $18,621, $16,388 and $12,963 for the periods ended March 31, 2016, 2015 and 2014, respectively. There were no significant changes in the actuarial assumptions during Fiscal 2016.  The increase in the unfunded liability relates to the decrease in plan assets due to market performance. See Note 2 and Note 9 for additional reference.

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
The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan, as amended, is 1,900,000 plus the number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of March 31, 2016.

Shares
Shares authorized under the incentive plan on August 12, 2008	900,000
Shares authorized under the incentive plan on August 6, 2013 [1]	1,000,000
Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888,087
Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through March 31, 2016	2,886,141
Shares authorized for grant under the Incentive Plan as of March 31, 2016	5,674,228
Shares available for grant under the Incentive Plan as of March 31, 2016 [2]	1,979,018
1 On August 6, 2013, the Company's Stockholders approved amendments to the Incentive Plan, including an increase to the number of shares available for grant under the Incentive Plan by 1,000,000.
2 The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance share awards). The shares available for grant assume a 100% payout on outstanding performance share awards. Actual payout could range from 0% - 150% or 200% depending on performance goal.
The Company recognized stock-based compensation expense of $5,065, $6,009 and $6,589 during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $1,933, $2,191 and $2,404 during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

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

	Fiscal
	2016	2015	2014
Expected life (in years)	7.5	7.7	6.8
Risk free interest rate	2.0%	2.3%	1.3%
Annual forfeiture rate	1.5%	1.5%	2.5%
Expected Volatility	43.9%	45.1%	42.3%
Dividend yield	1.8%	1.3%	1.3%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2015	1,844	$31.65
Granted	160	19.51
Exercised	—	—
Forfeited or cancelled	(734)	35.55
March 31, 2016	1,269	$27.86	4.1	$—
Exercisable	988	$29.79	2.7	$—

The weighted-average grant-date fair value of options granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $7.79, $9.59 and $10.06, respectively. The intrinsic value of options exercised during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0, $0 and $25, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on March 31, 2016 of $13.47.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	290	$9.68
Granted	160	7.79
Vested	(135)	9.62
Forfeited	(34)	9.74
March 31, 2016	281	$8.63

As of March 31, 2016, there was $1,319 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2015	262	$23.34
Granted	210	18.34
Vested	(165)	22.67
Forfeited	(30)	22.73
March 31, 2016	277	$19.99

The total fair value of shares that vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $3,167, $3,842 and $4,772, respectively.

As of March 31, 2016, there was $2,580 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.8 years.

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

	Fiscal
	2016	2015	2014
Risk free interest rate	0.9%	0.8%	0.4%
Expected Volatility	39.9%	44.7%	41.1%
Dividend yield	2.0%	1.3%	1.3%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted- Average Grant- Date Fair Value
March 31, 2015	275	$24.69
Granted	106	19.56
Vested	—	—
Forfeited	(121)	23.53
March 31, 2016	260	$23.14

The total fair value of shares that vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0, $0 and $570, respectively.

As of March 31, 2016, there was $762 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.6 years.

Note 14: Earnings (loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Fiscal
	2016	2015	2014
Net income (loss)	$(171,102)	$15,342	$(115,873)
Weighted-average common shares outstanding (basic)	15,303	15,407	15,813
Effect of dilutive securities from equity awards	—	76	—
Weighted-average common shares outstanding (diluted)	15,303	15,483	15,813
Basic earnings (loss) per common share	$(11.18)	$1.00	$(7.33)
Dilutive earnings (loss) per common share	$(11.18)	$0.99	$(7.33)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,526,992, 1,851,059 and 2,017,805 non-dilutive equity awards outstanding during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
FY16
Revenues	$84,654	$715,839	$81,882	$30,280	$912,655
Gross profit	35,643	194,401	33,350	6,943	270,337
Operating income (loss)	(34,654)	(143,967)	(3,781)	(5,423)	(187,825)
Depreciation	1,458	6,241	686	177	8,562
Intangibles amortization	—	10,273	38	—	10,311
Restructuring expense	932	5,058	2,959	247	9,196
Asset impairment loss	36,901	142,771	5,348	7,166	192,186
Capital expenditures	5,188	3,976	988	325	10,477
Assets	56,412	358,996	42,045	18,341	475,794

FY15
Revenues	85,205	785,681	91,614	29,944	992,444
Gross profit	36,082	220,469	37,662	8,056	302,269
Operating income (loss)	4,564	22,195	(277)	2,092	28,574
Depreciation	2,186	3,958	668	166	6,978
Intangibles amortization	—	10,546	—	3	10,549
Restructuring expense	215	3,898	2,260	481	6,854
Asset impairment loss	—	—	—	—	—
Capital expenditures	1,929	5,716	799	71	8,515
Assets	101,299	513,941	48,156	22,863	686,259

FY14
Revenues	82,833	753,525	99,320	35,996	971,674
Gross profit	34,624	219,337	42,052	7,569	303,582
Operating income (loss)	(37,785)	(50,740)	(14,847)	(5,020)	(108,392)
Depreciation	1,910	3,501	598	178	6,187
Intangibles amortization	—	12,006	—	18	12,024
Restructuring expense	308	1,958	594	580	3,440
Asset impairment loss	42,613	86,904	20,159	4,753	154,429
Capital expenditures	2,899	3,820	443	176	7,338
Assets	92,704	532,756	52,432	34,137	712,029

The Company generated revenues of $90,584, $127,826 and $161,154 with the United States Federal Government during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, all of which is included within the Company's North America Services reportable segment.

Note 16: Quarterly Data (Unaudited)

The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Operations for Fiscal 2016 and Fiscal 2015. Earnings (loss) per common share may not compute due to the use of different quarterly/annual basic and diluted shares.

	Fiscal 2016
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$40,496	$44,284	$41,932	$39,824	$166,536
Services	188,718	192,554	180,549	184,298	746,119
Total	229,214	236,838	222,481	224,122	912,655
Cost of sales
Products	23,672	25,488	23,686	24,697	97,543
Services	135,891	139,944	129,166	139,774	544,775
Total	159,563	165,432	152,852	164,471	642,318
Gross profit	69,651	71,406	69,629	59,651	270,337
Selling, general & administrative expenses	62,886	61,391	59,950	71,438	255,665
Asset impairment loss	—	157,272	—	34,914	192,186
Intangibles amortization	2,613	2,604	2,603	2,491	10,311
Operating income (loss)	4,152	(149,861)	7,076	(49,192)	(187,825)
Interest expense, net	1,382	1,053	1,215	1,062	4,712
Other expenses (income), net	(58)	443	63	99	547
Income (loss) before provision for income taxes	2,828	(151,357)	5,798	(50,353)	(193,084)
Provision (benefit) for income taxes	2,074	(21,512)	61	(2,605)	(21,982)
Net income (loss)	$754	$(129,845)	$5,737	$(47,748)	$(171,102)
Earnings (loss) per common share
Basic	$0.05	$(8.45)	$0.37	$(3.13)	$(11.18)
Diluted	$0.05	$(8.45)	$0.37	$(3.13)	$(11.18)

	Fiscal 2015
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$43,219	$44,549	$46,616	$42,435	$176,819
Services	202,007	204,324	206,678	202,616	815,625
Total	245,226	248,873	253,294	245,051	992,444
Cost of sales
Products	25,271	25,943	27,930	23,931	103,075
Services	144,726	149,221	148,569	144,584	587,100
Total	169,997	175,164	176,499	168,515	690,175
Gross profit	75,229	73,709	76,795	76,536	302,269
Selling, general & administrative expenses	64,015	64,016	65,145	69,970	263,146
Asset impairment loss	—	—	—	—	—
Intangibles amortization	2,650	2,643	2,647	2,609	10,549
Operating income (loss)	8,564	7,050	9,003	3,957	28,574
Interest expense, net	1,131	1,027	1,170	1,088	4,416
Other expenses (income), net	(41)	180	112	319	570
Income (loss) before provision for income taxes	7,474	5,843	7,721	2,550	23,588
Provision (benefit) for income taxes	3,531	2,640	2,447	(372)	8,246
Net income (loss)	$3,943	$3,203	$5,274	$2,922	$15,342
Earnings (loss) per common share
Basic	$0.25	$0.21	$0.34	$0.19	$1.00
Diluted	$0.25	$0.21	$0.34	$0.19	$0.99

Note 17: Commitments and Contingencies

The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property held by the Company subject to escheat laws primarily includes accounts payable, payroll checks and trade accounts receivable credits. The Company participated in voluntary disclosure programs in all 50 states within the United States and the District of Columbia in an effort to voluntarily comply with state abandoned property laws and settle past due unclaimed property obligations. The Company completed the programs and settled with 49 states and the District of Columbia which resulted in an immaterial charge to the consolidated financial statements during the fiscal year ended March 31, 2014. On May 22, 2013, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. Since that time, the Company has worked in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. The Voluntary Disclosure Agreement had an original expiration date of June 30, 2015 which was initially extended for six months to December 30, 2015 which was subsequently extended to April 30, 2016. The Company will continue to examine its options regarding the escheat laws of Delaware including completing Delaware’s Voluntary Disclosure Agreement Program or proceeding to audit, as well as to pursue any indemnification claims the Company may have from a third party with respect to such liability. Amounts incurred and paid to resolve past due unclaimed property obligations in Delaware could have a material adverse effect on the Company’s results of operations and cash flows.
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Management believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.
Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2016 and 2015, the Company has recorded a warranty reserve of $1,646 and $1,214, respectively.

There has been no other significant or unusual activity during Fiscal 2016.

Note 18: Restructuring

The Company has incurred and continues to incur costs related to facility consolidations, such as idle facility rent obligations and the write-off of leasehold improvements, and employee severance (collectively referred to as “restructuring expense”) in an attempt to make its organization more efficient through the previously-disclosed sales and operations transformations. These restructuring activities are compartmentalized and are not part of an overall plan and therefore the Company cannot estimate the total amount to be incurred in connection with the activity. Employee severance is generally payable within the next twelve months with certain facility costs extending through Fiscal 2019.

The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2014	$1,581	$306	$1,887
Restructuring expense	6,243	611	6,854
Cash expenditures	(5,184)	(602)	(5,786)
Balance at March 31, 2015	2,640	315	2,955
Restructuring expense	$8,899	$297	$9,196
Cash expenditures	$(4,489)	$(378)	$(4,867)
Balance at March 31, 2016	$7,050	$234	$7,284

Of the $7,284 above, $$4,785 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended March 31, 2016.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, during Fiscal 2016 for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$932	$4,881	$2,959	$127	$8,899
Facility Closures	$—	$177	$—	$120	$297
Total	$932	$5,058	$2,959	$247	$9,196

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 based on the framework described in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2016, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of its assessment with the Audit Committee of the Board.
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

SCHEDULE II

BLACK BOX CORPORATION

Valuation and Qualifying Accounts
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisitions	Reductions from Reserves	Other	Balance at End of Period
March 31, 2016
Excess and obsolete inventory reserves	$16,624	$7,735	$—	$(4,196)	$—	$20,163
Allowance for doubtful accounts	5,109	3,819	—	(1,120)	—	7,808
March 31, 2015
Excess and obsolete inventory reserves	$17,386	$2,260	$—	$(3,022)	$—	$16,624
Allowance for doubtful accounts	5,949	1,638	—	(2,478)	—	5,109
March 31, 2014
Excess and obsolete inventory reserves	$18,040	$2,522	$—	$(3,176)	$—	$17,386
Allowance for doubtful accounts	6,300	4,324	—	(4,674)	(1)	5,949

(a)(3)    Exhibits

EXHIBITS

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1
Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (the “Credit Agreement”) (3)

10.2*	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3*	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4*	Description of Fiscal 2015 Annual Incentive Plan (5)
10.5*	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6*	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)
10.8*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (7)
10.11*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12*	2008 Long-Term Incentive Plan, as amended (9)
10.13*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14*	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.15*	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16*	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17*	Summary of Director Compensation (5)
10.18*	Description of Fiscal 2014 Annual Incentive Plan (5)
10.19*	Agreement between the Company and Kenneth P. Davis (11)
10.20*	Description of Fiscal 2012 Annual Incentive Plan (12)
10.21*	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (12)
10.22*	Description of Fiscal 2013 Annual Incentive Plan (13)
10.23*	Agreement between the Company and Timothy C. Huffmyer (14)
10.24*	Agreement between the Company and Ronald Basso (15)
10.25*	Agreement between the Company and Michael McAndrew (16)
10.26*	Letter Agreement with Kenneth P. Davis (5)
10.27*	Offer Letter between the Company and E.C. Sykes dated February 8, 2016 (17)
10.28*	Agreement between the Company and E.C. Sykes dated February 8, 2016 (17)
10.29*	Agreement between the Company and Michael McAndrew dated February 8, 2016 (17)
10.30*	Description of 2015 Annual Incentive Plan (18)
21.1	Subsidiaries of the Registrant (5)
23.1	Consent of Independent Registered Accounting Firm (5)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit Number	Description
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101	Interactive Data File

(1)	Filed as Exhibit 3(i) to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 16, 2014, and incorporated herein by reference herewith.
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 19, 2016, and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 15, 2015.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.
(9)	Filed as Exhibit I to the Proxy Statement for the 2013 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 21, 2013.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 8, 2012, and incorporated herein by reference.
(14)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2013, and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 2, 2013, and incorporated herein by reference.
(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 9, 2016, and incorporated herein by reference.
(18)	Filed herewith.
*	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Date: May 12, 2016

/s/ TIMOTHY C. HUFFMYER

Timothy C. Huffmyer
Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ RICHARD L. CROUCH	Director	May 12, 2016
Richard L. Crouch

/s/ RICHARD C. ELIAS	Director	May 12, 2016
Richard C. Elias

/s/ THOMAS W. GOLONSKI	Director	May 12, 2016
Thomas W. Golonski

/s/ THOMAS G. GREIG	Director and Chairman of the Board	May 12, 2016
Thomas G. Greig

/s/ JOHN S. HELLER	Director	May 12, 2016
John S. Heller

/s/ WILLIAM H. HERNANDEZ	Director	May 12, 2016
William H. Hernandez

/s/ TIMOTHY C. HUFFMYER	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	May 12, 2016
Timothy C. Huffmyer

/s/ ESLIE C. SYKES	Director, President and Chief Executive Officer	May 12, 2016
Eslie C. Sykes

/s/ JOEL T. TRAMMELL	Director	May 12, 2016
Joel T. Trammell

EXHIBIT INDEX

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1
Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (the “Credit Agreement”) (3)

10.2*	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3*	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4*	Description of Fiscal 2015 Annual Incentive Plan (5)
10.5*	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6*	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)
10.8*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (7)
10.11*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12*	2008 Long-Term Incentive Plan, as amended (9)
10.13*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14*	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.15*	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16*	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17*	Summary of Director Compensation (5)
10.18*	Description of Fiscal 2014 Annual Incentive Plan (5)
10.19*	Agreement between the Company and Kenneth P. Davis (11)
10.20*	Description of Fiscal 2012 Annual Incentive Plan (12)
10.21*	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (12)
10.22*	Description of Fiscal 2013 Annual Incentive Plan (13)
10.23*	Agreement between the Company and Timothy C. Huffmyer (14)
10.24*	Agreement between the Company and Ronald Basso (15)
10.25*	Agreement between the Company and Michael McAndrew (16)
10.26*	Letter Agreement with Kenneth P. Davis (5)
10.27*	Offer Letter between the Company and E.C. Sykes dated February 8, 2016 (17)
10.28*	Agreement between the Company and E.C. Sykes dated February 8, 2016 (17)
10.29*	Agreement between the Company and Michael McAndrew dated February 8, 2016 (17)
10.30*	Description of 2015 Annual Incentive Plan (18)
21.1	Subsidiaries of the Registrant (5)
23.1	Consent of Independent Registered Accounting Firm (5)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit Number	Description
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101	Interactive Data File

(1)	Filed as Exhibit 3(i) to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 16, 2014, and incorporated herein by reference herewith.
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 19, 2016, and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 15, 2015.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference.
(9)	Filed as Exhibit I to the Proxy Statement for the 2013 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 21, 2013.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 10, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 8, 2012, and incorporated herein by reference.
(14)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2013, and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 2, 2013, and incorporated herein by reference.
(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 9, 2016, and incorporated herein by reference.
(18)	Filed herewith.
*	Denotes management contract or compensatory plan or arrangement