Form 10-Q
period 2016-07-02
BLACK BOX CORP
filed 2016-08-05
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 15, 2016, there were 15,148,403 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JULY 2, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	July 2, 2016	March 31, 2016
Assets
Cash and cash equivalents	$21,361	$23,497
Accounts receivable, net of allowance for doubtful accounts of $6,896 and $7,808	134,044	139,222
Inventories, net	40,014	42,703
Costs/estimated earnings in excess of billings on uncompleted contracts	70,094	66,664
Other assets	27,880	27,315
Total current assets	293,393	299,401
Property, plant and equipment, net	34,070	34,474
Intangibles, net	75,716	78,181
Deferred tax asset	53,793	57,065
Other assets	7,258	6,673
Total assets	$464,230	$475,794
Liabilities
Accounts payable	$57,164	$56,774
Accrued compensation and benefits	20,758	21,493
Deferred revenue	28,855	29,441
Billings in excess of costs/estimated earnings on uncompleted contracts	21,277	20,411
Other liabilities	38,842	42,234
Total current liabilities	166,896	170,353
Long-term debt	114,898	119,663
Other liabilities	28,694	29,545
Total liabilities	$310,488	$319,561
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,148 and 15,018 shares outstanding, 26,640 and 26,470 issued	26	26
Additional paid-in capital	504,071	501,839
Retained earnings	78,263	80,553
Accumulated other comprehensive income (loss)	(15,031)	(13,075)
Treasury stock, at cost 11,492 and 11,452 shares	(413,587)	(413,110)
Total stockholders’ equity	$153,742	$156,233
Total liabilities and stockholders’ equity	$464,230	$475,794

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended
	July 2 and June 27
In thousands, except per share amounts	2016	2015
Revenues
Products	$39,881	$40,496
Services	178,599	188,718
Total	218,480	229,214
Cost of sales *
Products	22,933	23,672
Services	127,894	135,891
Total	150,827	159,563
Gross profit	67,653	69,651
Selling, general & administrative expenses	62,482	62,886
Intangibles amortization	2,451	2,613
Operating income (loss)	2,720	4,152
Interest expense, net	1,207	1,382
Other expenses (income), net	(343)	(58)
Income (loss) before provision for income taxes	1,856	2,828
Provision (benefit) for income taxes	2,332	2,074
Net income (loss)	$(476)	$754
Earnings (loss) per common share
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05
Weighted-average common shares outstanding
Basic	15,068	15,356
Diluted	15,068	15,459
Dividends per share	$0.12	$0.11
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended
	July 2 and June 27
In thousands	2016	2015
Net income (loss)	$(476)	$754
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	(1,822)	3,288
Defined Benefit Pension
Actuarial gain (loss), net of taxes of $1 and $3	1	5
Amounts reclassified into results of operations, net of taxes of ($137) and $54	(214)	85
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of ($95) and ($63)	(148)	(99)
Amounts reclassified into results of operations, net of taxes of $145 and $132	227	206
Other comprehensive income (loss)	$(1,956)	$3,485
Comprehensive income (loss)	$(2,432)	$4,239

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-months ended
	July 2 and June 27
In thousands	2016	2015
Operating Activities
Net income (loss)	$(476)	$754
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	2,451	2,613
Depreciation	2,245	2,002
Loss (gain) on sale of property	(1,175)	(1)
Deferred taxes	2,873	2,687
Stock compensation expense	2,233	2,279
Change in fair value of interest-rate swaps	—	(294)
Provision for obsolete inventory	261	289
Provision for (recovery of) doubtful accounts	159	308
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	4,590	(2,057)
Inventories	2,305	979
Costs/estimated earnings in excess of billings on uncompleted contracts	(3,553)	(2,079)
All other assets	(1,228)	6,961
Accounts payable	491	595
Billings in excess of costs/estimated earnings on uncompleted contracts	889	(364)
All other liabilities	(1,181)	(22,043)
Net cash provided by (used for) operating activities	$10,884	$(7,371)
Investing Activities
Capital expenditures	(2,072)	(1,917)
Capital disposals	1,381	19
Net cash provided by (used for) investing activities	$(691)	$(1,898)
Financing Activities
Proceeds (repayments) from long-term debt	$(4,807)	$6,957
Proceeds (repayments) from short-term debt	(4,182)	2,324
Deferred financing costs	(1,049)	—
Purchase of treasury stock	(477)	(2,796)
Payment of dividends	(1,650)	(1,537)
Increase (decrease) in cash overdrafts	83	1,193
Net cash provided by (used for) financing activities	(12,082)	6,141
Foreign currency exchange impact on cash	$(247)	$102
Increase/(decrease) in cash and cash equivalents	$(2,136)	$(3,026)
Cash and cash equivalents at beginning of period	$23,497	$23,534
Cash and cash equivalents at end of period	$21,361	$20,508
Supplemental cash flow
Cash paid for interest	$862	$1,740
Cash paid for income taxes	(1,474)	568
Non-cash financing activities
Dividends payable	1,811	1,691
Capital leases	38	143
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods presented may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2016 (the "Form 10-K").
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2016 and 2015 were July 2, 2016 and June 27, 2015, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
Note 2: Significant Accounting Policies
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2017.

Recent Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2017 that have had a material impact on the Company's consolidated financial statements.
Note 3: Inventories
The Company’s Inventories consist of the following:

	June 30, 2016	March 31, 2016
Raw materials	$1,782	$1,897
Finished goods	56,263	60,969
Inventory, gross	58,045	62,866
Excess and obsolete inventory reserves	(18,031)	(20,163)
Inventories, net	$40,014	$42,703
Note 4: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	June 30, 2016			March 31, 2016
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$2,227	$2,206	$21	$2,254	$2,170	$84
Customer relationships	122,326	73,828	48,498	122,345	71,445	50,900
Backlog	3,489	3,489	—	3,489	3,489	—
Total	$128,042	$79,523	$48,519	$128,088	$77,104	$50,984
Indefinite-lived
Trademarks	35,450	8,253	27,197	35,450	8,253	27,197
Total	$163,492	$87,776	$75,716	$163,538	$85,357	$78,181

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-compete agreements	Customer relationships	Backlog	Total
March 31, 2016	$27,197	$84	$50,900	$—	$78,181
Intangibles Amortization	—	(63)	(2,388)	—	(2,451)
Foreign currency translation adjustment	—	—	(14)	—	(14)
June 30, 2016	$27,197	$21	$48,498	$—	$75,716

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2017, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2017	$6,979
2018	7,840
2019	6,446
2020	5,950
2021	5,502
Thereafter	15,802
Total	$48,519
Note 5: Indebtedness
The Company’s Long-term debt consists of the following:

	June 30, 2016	March 31, 2016
Revolving credit agreement	$114,400	$119,000
Other	1,622	1,802
Total debt	$116,022	$120,802
Less: current portion (included in Other liabilities)	(1,124)	(1,139)
Long-term debt	$114,898	$119,663
On May 9, 2016, the Company refinanced its then existing $200,000 credit facility pursuant to a new credit agreement (the "Credit Agreement") with PNC Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain other lender parties. The Credit Agreement expires on May 9, 2021. Borrowings under the Credit Agreement are permitted up to a maximum amount of $200,000, and includes up to $15,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $50,000 and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) a Base Rate Option equal to the highest of (i) the federal funds open rate, plus fifty (50) basis points (0.5%), (ii) the bank’s prime rate, and (iii) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 0% to 1.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.00% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and interest coverage ratios. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company’s material direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States and are guaranteed by such domestic subsidiaries. As of June 30, 2016, the Company was in compliance with all covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended June 30, 2016 was $150,075, $133,299 and 2.5%, respectively, compared to $173,900, $160,762 and 2.0%, respectively, for the three-months ended June 30, 2015.
As of June 30, 2016, the Company had $4,850 outstanding in letters of credit and $80,750 in unused commitments, which are limited by a financial covenant, under the Credit Agreement.
Note 6: Derivative Instruments and Hedging Activities
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
As of June 30, 2016, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $50,992 and will expire within 11 months. There was no hedge ineffectiveness during Fiscal 2017 or Fiscal 2016.
The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		June 30,	March 31,	June 30,	March 31,
	Classification	2016	2016	2016	2016
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$953	$552
Foreign currency contracts	Other assets (current)	$417	$882

		Three-months ended
		June 30
	Classification	2017	2016
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(148)	$(99)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	227	206

Note 7: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$21,275	$11,111	$—	$32,386
Foreign currency contracts	$—	$417	$—	$417
Total Assets at Fair Value	$21,275	$11,528	$—	$32,803
Liabilities at Fair Value
Foreign currency contracts	$—	$953	$—	$953
(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2016.
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination.
Note 8: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	June 30, 2016	March 31, 2016
Foreign Currency Translation Adjustment	$(709)	$1,113
Derivative Instruments	(176)	(255)
Defined Benefit Pension	(14,146)	(13,933)
Accumulated other comprehensive income	$(15,031)	$(13,075)
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
1Q17	July 1, 2016	July 15, 2016	$0.12	$1,811
4Q16	March 31, 2016	April 14, 2016	$0.11	$1,652
3Q16	December 24, 2015	January 8, 2016	$0.11	$1,694
2Q16	September 25, 2015	October 9, 2015	$0.11	$1,692
1Q16	June 26, 2015	July 10, 2015	$0.11	$1,691
While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make regularly quarterly dividends not exceeding $15,000 per year as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, the Company is permitted to make other distributions or dividends if such event would not violate a 3.00 to 1.00 consolidated leverage ratio under the Credit Agreement.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended
	June 30
	2016	2015
Shares of common stock purchased	39,735	141,524
Aggregate purchase price	$477	$2,795
Average purchase price	$12.01	$19.75
During the three-month period ended June 30, 2016, the Company made tax payments of $477 and withheld 39,735 shares of common stock, which were designated as treasury shares, at an average price per share of $12.01, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During the three-month period ended June 30, 2015, the Company made tax payments of $795 and withheld 40,176 shares of common stock, which were designated as treasury shares, at an average price per share of $19.80, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of its repurchase programs beginning in April 1999 and through June 30, 2016, the Company has repurchased 11,194,933 shares of common stock for an aggregate purchase price of $406,661, or an average purchase price per share of $36.33. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of June 30, 2016, 1,305,067 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted, with certain exceptions, under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.00. At June 30, 2016, the Company's leverage ratio was 3.03.
Note 9: Income Taxes
The Company's provision for income taxes for the three-months ended June 30, 2016 was $2,332, an effective tax rate of 125.6% on income before provision for income taxes of $1,856, compared to $2,074, an effective tax rate of 73.3% on income before provision for income taxes of $2,828 for the three-months ended June 30, 2015. The effective tax rate increased from 73.3% to 125.6% was primarily due to an increase in the write-offs of deferred tax assets associated with equity awards. The effective tax rate for the three-months ended June 30, 2016 of 125.6% differs from the federal statutory rate primarily due to write-offs of deferred tax assets associated with equity awards.
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
Note 10: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan, as amended (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of June 30, 2016, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 5,674,228 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $2,233 and $2,279 for the three-months ended June 30, 2016 and 2015, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $831 and $870 for the three-months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.

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

	Three-months ended
	June 30
	2016	2015
Expected life (in years)	6.8	7.5
Risk free interest rate	1.6%	2.0%
Annual forfeiture rate	1.8%	1.5%
Expected Volatility	41.7%	43.9%
Dividend yield	3.1%	1.8%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2016	1,269	$27.86
Granted	381	11.99
Exercised	—	—
Forfeited or cancelled	(301)	29.67
June 30, 2016	1,349	$23.79	5.0	$242
Exercisable	882	$28.00	3.2	$—
The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2016 and 2015 was $3.74 and $7.79, respectively. The intrinsic value of options exercised during the three-months ended June 30, 2016 and 2015 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on July 1, 2016, which was $12.83.
The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	281	$8.63
Granted	381	3.74
Vested	(133)	9.00
Forfeited	(62)	8.31
June 30, 2016	467	$5.72
As of June 30, 2016, there was $1,941 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	276	$19.99
Granted	292	12.08
Vested	(171)	18.67
Forfeited	(21)	20.23
June 30, 2016	376	$14.45
The total fair value of shares that vested during the three-months ended June 30, 2016 and 2015 was $2,039 and $2,979, respectively.
As of June 30, 2016, there was $4,290 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.
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

	Three-months ended
	June 30
	2016	2015
Risk free interest rate	0.9%	0.9%
Expected Volatility	45.1%	39.9%
Dividend yield	3.4%	2.0%
The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	260	$23.14
Granted	198	11.99
Vested	—	—
Forfeited	(104)	25.96
June 30, 2016	354	$16.08
The total fair value of shares that vested during the three-months ended June 30, 2016 and 2015 was $0 and $0, respectively.
As of June 30, 2016, there was $2,255 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.6 years.

Note 11: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in table in thousands):

	Three-months ended
	June 30
	2016	2015
Net income (loss)	$(476)	$754
Weighted-average common shares outstanding (basic)	15,068	15,356
Effect of dilutive securities from equity awards	—	103
Weighted-average common shares outstanding (diluted)	15,068	15,459
Basic earnings (loss) per common share	$(0.03)	$0.05
Dilutive earnings (loss) per common share	$(0.03)	$0.05

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,071,297 and 1,918,615 non-dilutive equity awards outstanding for the three-months ended June 30, 2016 and 2015, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 12: Segment Information
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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
1Q17
Revenues	$19,085	$171,735	$20,796	$6,864	$218,480
Gross profit	8,934	49,143	8,014	1,562	67,653
Operating income (loss)	894	1,147	380	299	2,720
Depreciation	405	1,615	182	43	2,245
Intangibles amortization	—	2,334	117	—	2,451
Restructuring expense	43	(204)	75	20	(66)
Capital expenditures	1,275	688	94	15	2,072
Assets (as of June 30)	54,979	357,376	35,086	16,789	464,230

1Q16
Revenues	20,825	182,018	19,671	6,700	229,214
Gross profit	8,879	51,116	7,945	1,711	69,651
Operating income (loss)	988	2,354	319	491	4,152
Depreciation	354	1,442	160	46	2,002
Intangibles amortization	—	2,613	—	—	2,613
Restructuring expense	12	380	74	37	503
Capital expenditures	400	1,377	112	28	1,917
Assets (as of June 30)	104,121	505,599	42,568	24,747	677,035
Note 13: Commitments and Contingencies
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
There has been no other significant or unusual activity during Fiscal 2017.

Note 14: Restructuring

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

The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2016	7,050	234	7,284
Restructuring expense	$(114)	$48	$(66)
Cash expenditures	$(1,704)	$(107)	$(1,811)
Balance at June 30, 2016	$5,232	$175	$5,407

Of the $5,407 above, $3,015 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended June 30, 2016.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, for the three months ended June 30, 2016, for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$43	$(186)	$26	$3	$(114)
Facility Closures	$—	$(18)	$49	$17	$48
Total	$43	$(204)	$75	$20	$(66)

As previously disclosed, Company management is considering initiatives to reset the business model and align costs with revenue to improve profitability. As a result, during FY17, our profits could be negatively impacted by restructuring expenses resulting from such initiatives, which are designed to maximize the efficiency of the cost structure for each of our segments to enhance the Company's profitability. The Company believes there is a significant cost savings for such restructuring initiatives that will provide a return on investment in a relatively short period of time. Such restructuring initiatives have not been formalized and the Company cannot state with any certainty the timing or whether or not such events will occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three-months ended June 30, 2016 and 2015 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2016 (the "Form 10-K"). References to “1Q17” mean the three-month period ended June 30, 2016 while references to

“1Q16” mean the three-month period ended June 30, 2015. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of June 30, 2016 and 2015 were July 2, 2016 and June 27, 2015, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
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

The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At June 30, 2016, the Company's total backlog, which relates primarily to Services, was $308,328, of which $234,732 is expected to be completed within the next twelve months.

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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have 3,552 team members world-wide, with the collective experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

•	Strong financial position: We have a strong balance sheet and have generated positive cash flow for 40 consecutive years.

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
1Q17 vs 1Q16 Summary

	1Q17	1Q16	% Change
Revenues	$218,480	$229,214	(5)%
Gross profit margin	31.0%	30.4%	2%
Operating income (loss) margin	1.2%	1.8%	(33)%
Diluted earnings (loss) per share	$(0.03)	$0.05	n/m
Net cash provided by (used for) operating activities	$10,884	$(7,371)	n/m
n/m = not meaningful
Diluted loss per share was $0.03, compared to diluted earnings per share of $0.05 in the same period last year as a result of:

•
a $10,734 decrease in Revenues as a result of a decrease in Service Revenues primarily due to a decrease in our core commercial revenues and government revenues within North America Services and a decrease in Products Revenues as a result of lower volumes of large orders in North America Products,

•
a $1,998 decrease in Gross profit as a result of the decrease in Revenues in North America Services noted above partially offset by an increase in Gross profit margin in North America Products as a result of cost efficiency programs and North America Services resulting from non-recurring projects with higher than normal margins and project mix,

•
a $404 decrease in Selling, general and administrative expenses which were primarily the result of a $1,175 gain on the sale of a facility and a decrease in investments for the operations transformation and infrastructure and lower operating costs due to cost reduction initiatives partially offset by additional costs related related to variable compensation programs. As expected, the Company did not receive any benefit during 1Q17 for restructuring activities initiated during the fourth quarter of Fiscal 2016. The Company does expect to realize benefits during the remainder of Fiscal 2017 and the fiscal year ended March 31, 2018,

•	a $175 decrease in Interest expense (income), net resulting from a decrease in weighted-average outstanding debt partially offset by an increase in the weighted-average interest rate,

•
a $258 increase in Provision (benefit) for income taxes and a increase in the effective rate from 73.3% to 125.6% due to an increase in write-offs of deferred tax assets associated with equity awards partially offset by the mix of income by tax jurisdiction,

•	a 391 decrease in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases partially offset by the vesting of certain restricted stock awards in 1Q17.
Net cash provided by operating activities was $10,884, which included Net loss of $476 and positive cash from working capital of $2,313, compared to net cash used for operating activities of $7,371, which included Net income of $754 and negative cash from working capital of $18,008, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income amounts in the table below are presented on a basis consistent with GAAP.

	1Q17	1Q16	% Change
Revenues
North America Products	$19,085	$20,825	(8)%
International Products	$20,796	$19,671	6%
Products	$39,881	$40,496	(2)%
North America Services	$171,735	$182,018	(6)%
International Services	$6,864	$6,700	2%
Services	$178,599	$188,718	(5)%
Total Revenues	$218,480	$229,214	(5)%
Gross profit
North America Products	$8,934	$8,879	1%
% of Revenues	46.8%	42.6%	10%
International Products	$8,014	$7,945	1%
% of Revenues	38.5%	40.4%	(5)%
Products	$16,948	$16,824	1%
% of Revenues	42.5%	41.5%	2%
North America Services	$49,143	$51,116	(4)%
% of Revenues	28.6%	28.1%	2%
International Services	$1,562	$1,711	(9)%
% of Revenues	22.8%	25.5%	(11)%
Services	$50,705	$52,827	(4)%
% of Revenues	28.4%	28.0%	1%
Total Gross Profit	67,653	69,651	(3)%
% of Revenues	31.0%	30.4%	2%
Operating income (loss)
North America Products	$894	$988	(10)%
% of Revenues	4.7%	4.7%	—%
International Products	$380	$319	19%
% of Revenues	1.8%	1.6%	13%
Products	$1,274	$1,307	(3)%
% of Revenues	3.2%	3.2%	—%
North America Services	$1,147	$2,354	(51)%
% of Revenues	0.7%	1.3%	(46)%
International Services	$299	$491	(39)%
% of Revenues	0.2%	0.3%	(33)%
Services	$1,446	$2,845	(49)%
% of Revenues	0.8%	1.5%	(47)%
Total Operating Income (loss)	2,720	4,152	(34)%
% of Revenues	1.2%	1.8%	(33)%

1Q17 vs 1Q16
Total Revenues were $218,480, a decrease of 5% from $229,214 in the same period last year. Product Revenues were $39,881, a decrease of 2% from $40,496 in the same period last year primarily due to a decrease in North America Products as a result of lower volumes of large orders partially offset by an increase in International Products. Service Revenues were $178,599, a decrease of 5% from $188,718 in the same period last year primarily due to a decrease in core commercial revenues, primarily in the business services industry, in North America Services and a decrease in government revenues as a result of project and task order funding delays partially offset by increases in a large managed services contract.
Total Gross profit margin was 31.0%, an increase of 2% from 30.4% in the same period last year. Product Gross profit margin was 42.5%, an increase of 2% from 41.5% in the same period last year, primarily due to cost efficiency programs and lower large customer opportunities that carry a lower gross margin in North America Products and product mix in International Products. Service Gross profit margin was 28.4%, an increase of 1% from 28.0% in the same period last year primarily due to non-recurring projects with higher than normal margins and project mix in North America Services.
Total Operating margin was 1.2%, a decrease of 31% from 1.8% in the same period last year. Product Operating margin was 3.2%, an decrease of 1% from 3.2% in the same period last year, primarily due to an increase in Gross profit margin in North America Products partially offset by an increase in Selling, general and administrative expenses due to costs related to variable compensation programs. Service Operating margin was 0.8%, a decrease of 46% from 1.5% in the same period last year, primarily due to a decrease in Gross profit and an increase in Selling, general and administrative expenses due to costs related to variable compensation programs. As expected, the Company did not receive any benefit during 1Q17 for restructuring activities initiated during the fourth quarter of Fiscal 2016. The Company does expect to realize benefits during the remainder of Fiscal 2017 and the fiscal year ended March 31, 2018.

As previously disclosed, Company management is considering initiatives to reset the business model and align costs with revenue to improve profitability. As a result, during FY17, our profits could be negatively impacted by restructuring expenses resulting from such initiatives, which are designed to maximize the efficiency of the cost structure for each of our segments to enhance the Company's profitability. The Company believes there is a significant cost savings for such restructuring initiatives that will provide a return on investment in a relatively short period of time. However, there can be no assurance that we would realize adequate returns on this investment nor that we would be able to maintain such cost savings in the future. Such restructuring initiatives have not been formalized and the Company cannot state with any certainty the timing or whether or not such events will occur.

Interest expense, net and Income Taxes

	1Q17	1Q16	% Change
Interest expense	$1,207	$1,382	(13)%
% of Revenues	0.6%	0.6%	—%
Income taxes	$2,332	$2,074	12%
Effective income tax rate	125.6%	73.3%	71%
1Q17 vs 1Q16
Interest expense was $1,207, an decrease of 13% from $1,382 in the same period last year primarily as a result of an decrease in weighted-average outstanding debt partially offset by an increase in the weighted-average interest rate. Interest expense as a percent of Revenues was 0.6%, consistent with the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $133,299 and 2.5%, respectively, compared to $160,762 and 2.0% in the same period last year.
Provision for income taxes was $2,332, a increase of 12% from $2,074 in the same period last year. The effective income tax rate was 125.6%, a increase of 71% from 73.3% in the same period last year. The effective income tax rate increase from 73.3% to 125.6% was primarily due to write-offs of deferred tax assets associated with equity awards.

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
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	1Q17	4Q16	1Q16
Cash and cash equivalents	$21,361	$23,497	$20,508
Working Capital	$126,497	$129,048	$169,208
Long-term debt	$114,898	$119,663	$144,469
Stockholders’ equity	$153,742	$156,233	$339,113
Unused commitments of the Credit Agreement	$80,750	$176,550	$152,405

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

Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	1Q17	1Q16
Net cash provided by (used for) operating activities	$10,884	$(7,371)
Net cash provided by (used for) investing activities	$(691)	$(1,898)
Net cash provided by (used for) financing activities	$(12,082)	$6,141
Net cash provided by (used for) operating activities
Net cash provided by operating activities was $10,884, due primarily to Net loss of $476, inclusive of non-cash charges, an increase in Accounts receivable, net of $4,590 and a decrease in All other liabilities of $1,181, compared to net cash used for operating activities of $7,371 in the same period last year, due primarily to Net income of $754, inclusive of non-cash charges, an increase in Accounts receivable, net of $2,057 and a decrease in All other liabilities of $22,043. Changes in the above accounts are based on average Fiscal 2017 and Fiscal 2016 exchange rates, as applicable.
Changes in working capital, and particularly changes in accounts receivable, costs in excess of billings and billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $2,072 compared to $1,917 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and vehicles.

Net cash provided by (used for) financing activities
Long-term debt
Repayment of long-term debt was $4,807 compared to proceeds from long-term debt of $6,957 in the same period last year, which was used to fund common stock repurchases and operations.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $0 compared to $2,000 in the same period last year. The Company also made tax payments of $477 compared to $795 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of the repurchase program beginning in April 1999 through June 30, 2016, the Company has repurchased 11,194,933 shares of common stock for an aggregate purchase price of $406,661, or an average purchase price per share of $36.33. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of June 30, 2016, 1,305,067 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted, with certain exceptions, under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.00. At June 30, 2016, the Company's leverage ratio was 3.03.
Dividends
The Company made discretionary investments in the form of dividends to its stockholders of $1,650 compared to $1,537 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make regularly quarterly dividends not exceeding $15,000 per year as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, the Company is permitted to make other distributions or dividends if such event would not violate a 3.00 to 1.00 consolidated leverage ratio under the Credit Agreement.
Credit Agreement
On May 9, 2016, the Company refinanced its then existing $200,000 credit facility pursuant to a new credit agreement (the "Credit Agreement") with PNC Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain other lender parties. The Credit Agreement expires on May 9, 2021. Borrowings under the Credit Agreement are permitted up to a maximum amount of $200,000, and includes up to $15,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $50,000 and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) a Base Rate Option equal to the highest of (i) the federal funds open rate, plus fifty (50) basis points (0.5%), (ii) the bank’s prime rate, and (iii) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 0% to 1.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.00% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and interest coverage ratios. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company’s material direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States and are guaranteed by such domestic subsidiaries.
Legal Proceedings
See Note 13 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10‑Q (this "Form 10-Q"), which information is incorporated herein by reference.

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
Critical Accounting Policies/Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2017.
Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2017 that have had a material impact on the Company's consolidated financial statements.

Cautionary Forward Looking Statements
Any forward-looking statements contained in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. You can identify these forward-looking statements by the fact that they use words such as "should," "anticipate," "estimate," "approximate," "expect," "target," "may," "will," "project," "intend," "plan," "believe" and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, they may include levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, successful integration of acquisitions, the timing, costs, and benefits of restructuring programs and other initiatives, successful marketing of the Company's product and services offerings, successful implementation of the Company's integration initiatives, successful implementation of the Company's government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company's arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company's control. Additional risk factors are included in the Form 10-K. We can give no assurance that any goal, plan or target set forth in forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments and caution you not to unduly rely on any such forward-looking statements.
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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Credit Agreement which was $114,400 as of June 30, 2016. As of June 30, 2016, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $290 ($177 net of tax) assuming the Company employed no intervention strategies.
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
As of June 30, 2016, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.33 to 1.40 Australian dollar, 1.28 to 1.38 Canadian dollar, 6.48 to 6.89 Danish krone, 0.87 to 0.92 Euro, 17.78 to 18.65 Mexican peso, 8.33 to 8.87 Norwegian kroner, 0.68 to 0.74 British pound sterling, 8.01 to 8.41 Swedish krona, 0.95 to 0.99 Swiss franc and 109.30 to 112.65 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $50,992 and will expire within eleven months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2016. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2016 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

We may incur restructuring expenses and may not get an adequate return on investment and may be unable to maintain such cost savings.
As previously disclosed, Company management is considering initiatives to reset the business model and align costs with revenue to improve profitability. As a result, during FY17, our profits could be negatively impacted by restructuring expenses resulting from such initiatives, which are designed to maximize the efficiency of the cost structure for each of our segments to enhance the Company's profitability. The Company believes there is a significant cost savings for such restructuring initiatives that will provide a return on investment in a relatively short period of time. However, there can be no assurance that we would realize adequate returns on this investment nor that we would be able to maintain such cost savings in the future. Such restructuring initiatives have not been formalized and the Company cannot state with any certainty the timing or whether or not such events will occur.

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
Date: August 5, 2016
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