Form 10-Q
period 2016-10-01
BLACK BOX CORP
filed 2016-11-04
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 14, 2016, there were 15,148,403 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED OCTOBER 1, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	October 1, 2016	March 31, 2016
Assets
Cash and cash equivalents	$16,124	$23,497
Accounts receivable, net of allowance for doubtful accounts of $7,022 and $7,808	146,119	139,222
Inventories, net	26,020	42,703
Costs/estimated earnings in excess of billings on uncompleted contracts	71,556	66,664
Other assets	26,023	27,315
Total current assets	285,842	299,401
Property, plant and equipment, net	33,601	34,474
Intangibles, net	73,417	78,181
Deferred tax asset	54,484	57,065
Other assets	7,158	6,673
Total assets	$454,502	$475,794
Liabilities
Accounts payable	$61,820	$56,774
Accrued compensation and benefits	23,051	21,493
Deferred revenue	30,161	29,441
Billings in excess of costs/estimated earnings on uncompleted contracts	22,337	20,411
Other liabilities	43,170	42,234
Total current liabilities	180,539	170,353
Long-term debt	101,734	119,663
Other liabilities	25,348	29,545
Total liabilities	$307,621	$319,561
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,148 and 15,018 shares outstanding, 26,640 and 26,470 issued	26	26
Additional paid-in capital	505,019	501,839
Retained earnings	70,336	80,553
Accumulated other comprehensive income (loss)	(14,913)	(13,075)
Treasury stock, at cost 11,492 and 11,452 shares	(413,587)	(413,110)
Total stockholders’ equity	$146,881	$156,233
Total liabilities and stockholders’ equity	$454,502	$475,794

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Six-months ended
	October 1 and September 26		October 1 and September 26
In thousands, except per share amounts	2016	2015	2016	2015
Revenues
Products	$42,263	$44,284	$82,144	$84,780
Services	176,486	192,554	355,085	381,272
Total	218,749	236,838	437,229	466,052
Cost of sales *
Products	27,213	25,488	50,146	49,160
Services	137,092	139,944	264,986	275,835
Total	164,305	165,432	315,132	324,995
Gross profit	54,444	71,406	122,097	141,057
Selling, general & administrative expenses	58,142	61,391	120,624	124,277
Asset impairment loss	536	157,272	536	157,272
Intangibles amortization	2,304	2,604	4,755	5,217
Operating income (loss)	(6,538)	(149,861)	(3,818)	(145,709)
Interest expense, net	1,050	1,053	2,257	2,435
Other expenses (income), net	41	443	(302)	385
Income (loss) before provision for income taxes	(7,629)	(151,357)	(5,773)	(148,529)
Provision (benefit) for income taxes	(1,524)	(21,512)	808	(19,438)
Net income (loss)	$(6,105)	$(129,845)	$(6,581)	$(129,091)
Earnings (loss) per common share
Basic	$(0.40)	$(8.45)	$(0.44)	$(8.41)
Diluted	$(0.40)	$(8.45)	$(0.44)	$(8.41)
Weighted-average common shares outstanding
Basic	15,149	15,375	15,088	15,345
Diluted	15,149	15,375	15,088	15,345
Dividends per share	$0.12	$0.11	$0.24	$0.22
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Six-months ended
	October 1 and September 26		October 1 and September 26
In thousands	2016	2015	2016	2015
Net income (loss)	$(6,105)	$(129,845)	$(6,581)	$(129,091)
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	19	(2,062)	(1,803)	1,226
Defined Benefit Pension
Actuarial gain (loss), net of taxes of $137, ($3), $138, and $0	215	(4)	216	1
Amounts reclassified into results of operations, net of taxes of ($70), $56, ($207), and $112	(110)	85	(324)	170
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of ($189), ($76), ($283), and ($137)	(295)	(123)	(443)	(222)
Amounts reclassified into results of operations, net of taxes of $185, $43, $330, and $170	289	69	516	275
Other comprehensive income (loss)	$118	$(2,035)	$(1,838)	$1,450
Comprehensive income (loss)	$(5,987)	$(131,880)	$(8,419)	$(127,641)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months ended
	October 1 and September 26
In thousands	2016	2015
Operating Activities
Net income (loss)	$(6,581)	$(129,091)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	4,755	5,217
Depreciation	4,600	4,088
Loss (gain) on sale of property	(1,223)	(27)
Deferred taxes	2,119	(23,179)
Stock compensation expense	3,172	3,148
Change in fair value of interest-rate swaps	—	(399)
Asset impairment loss	536	157,272
Provision for obsolete inventory	9,688	469
Provision for (recovery of) doubtful accounts	277	147
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	(7,607)	(14,403)
Inventories	6,824	3,849
Costs/estimated earnings in excess of billings on uncompleted contracts	(5,108)	329
All other assets	(326)	11,380
Accounts payable	4,866	(6,227)
Billings in excess of costs/estimated earnings on uncompleted contracts	1,971	2,195
All other liabilities	(2,281)	(28,688)
Net cash provided by (used for) operating activities	$15,682	$(13,920)
Investing Activities
Capital expenditures	(3,875)	(4,498)
Capital disposals	1,422	117
Net cash provided by (used for) investing activities	$(2,453)	$(4,381)
Financing Activities
Proceeds (repayments) from long-term debt	$(17,922)	$13,918
Proceeds (repayments) from short-term debt	1,620	6,434
Deferred financing costs	(1,049)	—
Purchase of treasury stock	(477)	(2,796)
Payment of dividends	(3,465)	(3,229)
Increase (decrease) in cash overdrafts	379	4
Net cash provided by (used for) financing activities	(20,914)	14,331
Foreign currency exchange impact on cash	$312	$723
Increase/(decrease) in cash and cash equivalents	$(7,373)	$(3,247)
Cash and cash equivalents at beginning of period	$23,497	$23,534
Cash and cash equivalents at end of period	$16,124	$20,287
Supplemental cash flow
Cash paid for interest	$1,784	$3,092
Cash paid for income taxes	(818)	1,022
Non-cash financing activities
Dividends payable	1,818	1,692
Capital leases	166	319
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2016 and 2015 were October 1, 2016 and September 26, 2015, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
Note 3: Inventories
The Company’s Inventories consist of the following:

	September 30, 2016	March 31, 2016
Raw materials	$1,809	$1,897
Finished goods	50,607	60,969
Inventory, gross	52,416	62,866
Excess and obsolete inventory reserves	(26,396)	(20,163)
Inventories, net	$26,020	$42,703
During 2Q17, the Company incurred $9,137 of Inventory impairment loss, which included $2,810 in North America Products due to a write-down to lower of cost or market as a result of specific legacy networking product discontinuation and excess inventory given the current demand outlook for North America Products, and $6,327 in North America Services due to a write-down to lower of cost or market as a result of excess inventory given current demand in commercial services within North America Services. The Company is focused on maximizing asset utilization and working capital efficiencies and these reductions will increase cost efficiency in future periods. Based on the demand reviews completed, resulting in the stated inventory impairment loss, the Company does not expect further inventory impairments during Fiscal 2017.
Note 4: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	September 30, 2016			March 31, 2016
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$2,214	$2,214	$—	$2,254	$2,170	$84
Customer relationships	122,334	76,114	46,220	122,345	71,445	50,900
Backlog	3,489	3,489	—	3,489	3,489	—
Total	$128,037	$81,817	$46,220	$128,088	$77,104	$50,984
Indefinite-lived
Trademarks	35,450	8,253	27,197	35,450	8,253	27,197
Total	$163,487	$90,070	$73,417	$163,538	$85,357	$78,181

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.

The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-compete agreements	Customer relationships	Backlog	Total
March 31, 2016	$27,197	$84	$50,900	$—	$78,181
Intangibles Amortization	—	(84)	(4,671)	—	(4,755)
Foreign currency translation adjustment	—	—	(9)	—	(9)
September 30, 2016	$27,197	$—	$46,220	$—	$73,417

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2017, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2017	$4,640
2018	7,866
2019	6,446
2020	5,951
2021	5,502
Thereafter	15,815
Total	$46,220
Note 5: Indebtedness
The Company’s Long-term debt consists of the following:

	September 30, 2016	March 31, 2016
Revolving credit agreement	$101,400	$119,000
Other	1,637	1,802
Total debt	$103,037	$120,802
Less: current portion (included in Other liabilities)	(1,303)	(1,139)
Long-term debt	$101,734	$119,663
On May 9, 2016, the Company refinanced its then existing $200,000 credit facility pursuant to a new credit agreement (the "Credit Agreement") with PNC Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain other lender parties. The Credit Agreement expires on May 9, 2021. Borrowings under the Credit Agreement are permitted up to a maximum amount of $200,000, and includes up to $15,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $50,000 and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) a Base Rate Option equal to the highest of (i) the federal funds open rate, plus fifty (50) basis points (0.5%), (ii) the bank’s prime rate, and (iii) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 0% to 1.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.00% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and interest coverage ratios. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company’s material direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States and are guaranteed by such domestic subsidiaries. As of September 30, 2016, the Company was in compliance with all covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended September 30, 2016 was $145,100, $131,973 and 2.6%, respectively, compared to $183,050, $172,037 and 1.9%, respectively, for the three-months ended September 30, 2015. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six-months ended September 30, 2016 was $150,075, $132,643 and 2.5%, respectively, compared to $183,050, $166,494 and 1.9%, respectively, for the six-months ended September 30, 2015.
As of September 30, 2016, the Company had $4,850 outstanding in letters of credit and $93,750 in unused commitments, which are limited by a financial covenant, under the Credit Agreement.

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
As of September 30, 2016, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $53,849 and will expire within 8 months. There was no hedge ineffectiveness during Fiscal 2017 or Fiscal 2016.
The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		September 30,	March 31,	September 30,	March 31,
	Classification	2016	2016	2016	2016
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$581	$552
Foreign currency contracts	Other assets (current)	$306	$882

		Three-months ended		Six-months ended
		September 30		September 30
	Classification	2016	2015	2016	2015
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(295)	$(123)	$(443)	$(222)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	289	69	516	275

Note 7: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$21,275	$11,111	$—	$32,386
Foreign currency contracts	$—	$306	$—	$306
Total Assets at Fair Value	$21,275	$11,417	$—	$32,692
Liabilities at Fair Value
Foreign currency contracts	$—	$581	$—	$581
(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2016.
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination.
Note 8: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	September 30, 2016	March 31, 2016
Foreign Currency Translation Adjustment	$(690)	$1,113
Derivative Instruments	(182)	(255)
Defined Benefit Pension	(14,041)	(13,933)
Accumulated other comprehensive income	$(14,913)	$(13,075)
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
2Q17	September 30, 2016	October 14, 2016	$0.12	$1,818
1Q17	July 1, 2016	July 15, 2016	$0.12	$1,811
4Q16	March 31, 2016	April 14, 2016	$0.11	$1,652
3Q16	December 24, 2015	January 8, 2016	$0.11	$1,694
2Q16	September 25, 2015	October 9, 2015	$0.11	$1,692
1Q16	June 26, 2015	July 10, 2015	$0.11	$1,691
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

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended		Six-months ended
	September 30		September 30
	2016	2015	2016	2015
Shares of common stock purchased	—	—	39,735	141,524
Aggregate purchase price	$—	$—	$477	$2,796
Average purchase price	$—	$—	$12.01	$19.75
During the six-month period ended September 30, 2016, the Company made tax payments of $477 and withheld 39,735 shares of common stock, which were designated as treasury shares, at an average price per share of $12.01, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During the six-month period ended September 30, 2015, the Company made tax payments of $796 and withheld 40,176 shares of common stock, which were designated as treasury shares, at an average price per share of $19.80, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of its repurchase programs beginning in April 1999 and through September 30, 2016, the Company has repurchased 11,194,933 shares of common stock for an aggregate purchase price of $406,661, or an average purchase price per share of $36.33. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of September 30, 2016, 1,305,067 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted, with certain exceptions, under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.00. At September 30, 2016, the Company's leverage ratio was 2.79.
Note 9: Income Taxes
The Company's benefit for income taxes for the three-months ended September 30, 2016 was $1,524, an effective tax rate of 20.0% on loss before provision for income taxes of $7,629, compared to $21,512, an effective tax rate of 14.2% on loss before provision for income taxes of $151,357 for the three-months ended September 30, 2015. The effective tax rate increased from 14.2% to 20.0% was primarily due to the deferred tax write-off of equity awards. The effective tax rate for the six-months ended September 30, 2016 of 20.0% differs from the federal statutory rate primarily due to mix of income across various taxing jurisdictions. The Company's provision for income taxes for the six-months ended September 30, 2016 was $808, an effective tax rate of (14.0)% on loss before benefit for income taxes of $5,773, compared to a benefit for income taxes of $19,438, an effective tax rate of 13.1% on loss before benefit for income taxes of $148,529 for the six-months ended September 30, 2015. The effective tax rate decrease from 13.1% to (14.0)% was primarily due to due to mix of income across various taxing jurisdictions.
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

Note 10: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan, as amended (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of September 30, 2016, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 5,799,395 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $939 and $869 for the three-months ended September 30, 2016 and 2015, respectively and $3,172 and $3,148 for the six-months ended September 30, 2016 and 2015, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $349 and $332 for the three-months ended September 30, 2016 and 2015, respectively, and $1,180 and $1,201 for the six-months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.
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

	Six-months ended
	September 30
	2016	2015
Expected life (in years)	6.8	7.5
Risk free interest rate	1.6%	2.0%
Annual forfeiture rate	1.8%	1.5%
Expected Volatility	41.7%	43.9%
Dividend yield	3.1%	1.8%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2016	1,269	$27.86
Granted	381	11.99
Exercised	—	—
Forfeited or cancelled	(415)	30.14
September 30, 2016	1,235	$22.20	5.5	$728
Exercisable	776	$27.42	3.2	$—
The weighted-average grant-date fair value of options granted during the six-months ended September 30, 2016 and 2015 was $3.74 and $7.79, respectively. The intrinsic value of options exercised during the six-months ended September 30, 2016 and 2015 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on September 30, 2016, which was $13.90.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	281	$8.63
Granted	381	3.74
Vested	(133)	9.00
Forfeited	(70)	8.31
September 30, 2016	459	$4.51
As of September 30, 2016, there was $1,657 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	276	$19.99
Granted	292	12.08
Vested	(170)	18.67
Forfeited	(28)	19.73
September 30, 2016	370	$14.36
The total fair value of shares that vested during the six-months ended September 30, 2016 and 2015 was $2,039 and $2,979, respectively.
As of September 30, 2016, there was $3,669 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.
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

	Six-months ended
	September 30
	2016	2015
Risk free interest rate	0.9%	0.9%
Expected Volatility	45.1%	39.9%
Dividend yield	3.4%	2.0%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	260	$23.14
Granted	198	11.99
Vested	—	—
Forfeited	(109)	25.70
September 30, 2016	349	$16.02
The total fair value of shares that vested during the six-months ended September 30, 2016 and 2015 was $0 and $0, respectively.
As of September 30, 2016, there was $1,997 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.4 years.
Note 11: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in table in thousands):

	Three-months ended		Six-months ended
	September 30		September 30
	2016	2015	2016	2015
Net income (loss)	$(6,105)	$(129,845)	$(6,581)	$(129,091)
Weighted-average common shares outstanding (basic)	15,149	15,375	15,088	15,345
Effect of dilutive securities from equity awards	—	—	—	—
Weighted-average common shares outstanding (diluted)	15,149	15,375	15,088	15,345
Basic earnings (loss) per common share	$(0.40)	$(8.45)	$(0.44)	$(8.41)
Dilutive earnings (loss) per common share	$(0.40)	$(8.45)	$(0.44)	$(8.41)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,333,272 and 2,113,322 non-dilutive equity awards outstanding for the three-months ended September 30, 2016 and 2015, respectively, and 1,339,604 and 1,850,305 non-dilutive equity awards outstanding for the six-months ended September 30, 2016 and 2015, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
2Q17
Revenues	$20,954	$169,782	$21,309	$6,704	$218,749
Gross profit	6,533	37,955	8,517	1,439	54,444
Operating income (loss)	(1,153)	(6,106)	469	252	(6,538)
Depreciation	417	1,691	187	60	2,355
Intangibles amortization	—	2,189	115	—	2,304
Restructuring expense	125	2,126	671	20	2,942
Asset impairment loss	—	536	—	—	536
Capital expenditures	(449)	1,728	107	417	1,803
Assets (as of September 30)	46,822	354,641	36,033	17,006	454,502

2Q16
Revenues	24,339	185,463	19,945	7,091	236,838
Gross profit	10,903	51,014	7,893	1,596	71,406
Operating income (loss)	(22,912)	(114,945)	(5,097)	(6,907)	(149,861)
Depreciation	358	1,512	171	45	2,086
Intangibles amortization	—	2,604	—	—	2,604
Restructuring expense	8	414	437	67	926
Asset impairment loss	25,211	119,547	5,348	7,166	157,272
Capital expenditures	1,841	250	409	81	2,581
Assets (as of September 30)	77,981	411,527	38,277	15,887	543,672

2QYTD17
Revenues	40,039	341,517	42,105	13,568	437,229
Gross profit	15,467	87,098	16,531	3,001	122,097
Operating income (loss)	(259)	(4,959)	849	551	(3,818)
Depreciation	822	3,306	369	103	4,600
Intangibles amortization	—	4,523	232	—	4,755
Restructuring expense	125	2,126	671	20	2,942
Asset impairment loss	—	536	—	—	536
Capital expenditures	826	2,416	201	432	3,875
Assets (as of September 30)	46,822	354,641	36,033	17,006	454,502

2QYTD16
Revenues	45,164	367,481	39,616	13,791	466,052
Gross profit	19,782	102,130	15,838	3,307	141,057
Operating income (loss)	(21,924)	(112,591)	(4,778)	(6,416)	(145,709)
Depreciation	712	2,954	331	91	4,088
Intangibles amortization	—	5,217	—	—	5,217
Restructuring expense	20	794	511	104	1,429
Asset impairment loss	25,211	119,547	5,348	7,166	157,272
Capital expenditures	2,241	1,627	521	109	4,498
Assets (as of September 30)	77,981	411,527	38,277	15,887	543,672

Note 13: Commitments and Contingencies
The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property held by the Company subject to escheat laws primarily includes accounts payable, payroll checks and trade accounts receivable credits. The Company participated in voluntary disclosure programs in all 50 states within the United States and the District of Columbia in an effort to voluntarily comply with state abandoned property laws and settle past due unclaimed property obligations. The Company completed the programs and settled with 49 states and the District of Columbia which resulted in an immaterial charge to the consolidated financial statements during the fiscal year ended March 31, 2014. On May 22, 2013, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. During the second quarter of Fiscal 2017, the Company has substantially completed Delaware's Voluntary Disclosure Program which resulted in an immaterial gain to the consolidated financial statements.
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

Note 14: Restructuring

The Company has incurred and continues to incur costs related to facility consolidations, such as idle facility rent obligations and the write-off of leasehold improvements, and employee severance (collectively referred to as “restructuring expense”) in a continued effort to consolidate back office functions and to make its organization more efficient. These restructuring activities are compartmentalized and are not part of an overall plan and therefore the Company cannot estimate the total amount to be incurred in connection with the activity. Employee severance is generally payable within the next twelve months with certain facility costs extending through Fiscal 2019.

The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2016	7,050	234	7,284
Restructuring expense	$2,817	$125	$2,942
Cash expenditures	$(4,038)	$(159)	$(4,197)
Balance at September 30, 2016	$5,829	$200	$6,029

Of the $6,029 above, $5,994 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended September 30, 2016.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, for the six months ended September 30, 2016, for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$125	$2,018	$671	$3	$2,817
Facility Closures	$—	$108	$—	$17	$125
Total	$125	$2,126	$671	$20	$2,942

As previously disclosed, Company management is considering initiatives to reset the business model and align costs with revenue to improve profitability. As a result, during FY17, our profits could be negatively impacted by restructuring expenses resulting from such initiatives, some of which were incurred during 2Q17, which are designed to maximize the efficiency of the cost structure for each of our segments to enhance the Company's profitability. The Company believes there is a significant cost savings for such restructuring initiatives that will provide a return on investment in a relatively short period of time. Such restructuring initiatives have not been formalized and the Company cannot state with any certainty the timing or whether or not such events will occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations("MD&A").
The discussion and analysis for the three-months and six-months ended September 30, 2016 and 2015 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2016 (the "Form 10-K"). References to “2Q17” mean the three-month period ended September 30, 2016 while references to “2Q16” mean the three-month period ended September 30, 2015. References to “2QYTD17” mean the six-month period ended September 30, 2016 while references to “2QYTD16” mean the six-month period ended September 30, 2015. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of September 30, 2016 and 2015 were October 1, 2016 and September 26, 2015, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
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
Our Products' revenues are generated from collaboration with key channel partners and system integrators, through a global distribution network and, to a lesser extent, sales to end-users. Products sells through a direct sales team as well as through its internet site and catalogs. These products are sold in a highly fragmented and competitive market. The Company has been in this business for over 40 years and has developed a reputation for being a reliable provider of high-quality communications and infrastructure products. With an average order size of less than one thousand dollars, Products revenues are less impacted by capital spending and more so by general information technology spending.

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

The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At September 30, 2016, the Company's total backlog, which relates primarily to Services, was $342,555, of which $255,295 is expected to be completed within the next twelve months.

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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have 3,434 team members world-wide, with the collective experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

•	Strong financial position: We have a strong balance sheet and have generated positive cash flow for 40 consecutive years.

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
2QYTD17 vs 2QYTD16 Summary

	2QYTD17	2QYTD16	% Change
Revenues	$437,229	$466,052	(6)%
Gross profit margin	27.9%	30.3%	(8)%
Operating income (loss) margin	(0.9)%	(31.3)%	n/m
Diluted earnings (loss) per share	$(0.44)	$(8.41)	n/m
Net cash provided by (used for) operating activities	$15,682	$(13,920)	n/m
n/m = not meaningful
Diluted loss per share was $0.44, compared to $8.41 in the same period last year as a result of:

•
a $28,823 decrease in Revenues as a result of a decrease in Service Revenues, primarily due to a decrease in our core commercial revenues in North America Services as a result of a delay in a major project and a less than normal focus on sales as a result of multiple transformational activities including but not limited to a commercial sales organization realignment and an ERP consolidation project and a decrease in Products Revenues due to a decrease in North America Products as a result of lower volumes of large orders, a change in sales leadership and lower demand for legacy data networking products along with relatively consistent government revenues within North America Services after nearly four fiscal years of revenue declines,

•
a $18,960 decrease in Gross profit as a result of the decrease in Revenues in North America Services and North America Products noted above and a decrease in Gross profit margin which included $9,137 of Inventory impairment loss due to a write-down to lower of cost or market as a result of specific legacy networking product discontinuation and excess inventory given the current demand outlook for North America Products, and due to a write-down to lower of cost or market as a result of excess inventory given current demand in commercial services within North America Services,

•
a $3,653 decrease in Selling, general and administrative expenses which was primarily the result of a $1,175 gain on the sale of a facility and a decrease in investments for the operations transformation and infrastructure, lower operating costs due to cost reduction initiatives and cost savings from restructuring during the first nine-months of Fiscal 2016, partially offset by additional costs related to variable compensation programs, $1,514 of additional restructuring and $571 of additional depreciation. As expected, the Company did not receive any benefit during the first half of Fiscal 2017 for restructuring activities initiated during the fourth quarter of Fiscal 2016. The Company does expect to realize benefits during the remainder of Fiscal 2017 and the fiscal year ended March 31, 2018,

•	a $156,736 decrease in Long-lived asset impairment loss,

•	a $178 decrease in Interest expense (income) resulting from a decrease in weighted-average outstanding debt partially offset by an increase in the weighted-average interest rate,

•	a $20,246 increase in Provision for income taxes and a decrease in the effective rate from 13.1% to (14.0)% due to mix of income across various taxing jurisdictions.

•	a 257 decrease in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases partially offset by the vesting of certain restricted stock awards in 1Q17.
Net cash provided by operating activities was $15,682, which included Net loss of $6,581 and negative cash from working capital of $1,661, compared to net cash used for operating activities of $13,920, which included Net loss of $129,091 and negative cash from working capital of $31,565, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income amounts in the table below are presented on a basis consistent with GAAP.

	2Q17	2Q16	% Change	2QYTD17	2QYTD16	% Change
Revenues
North America Products	$20,954	$24,339	(14)%	$40,039	$45,164	(11)%
International Products	$21,309	$19,945	7%	$42,105	$39,616	6%
Products	$42,263	$44,284	(5)%	$82,144	$84,780	(3)%
North America Services	$169,782	$185,463	(8)%	$341,517	$367,481	(7)%
International Services	$6,704	$7,091	(5)%	$13,568	$13,791	(2)%
Services	$176,486	$192,554	(8)%	$355,085	$381,272	(7)%
Total Revenues	$218,749	$236,838	(8)%	$437,229	$466,052	(6)%
Gross profit
North America Products	$6,533	$10,903	(40)%	$15,467	$19,782	(22)%
% of Revenues	31.2%	44.8%	(30)%	38.6%	43.8%	(12)%
International Products	$8,517	$7,893	8%	$16,531	$15,838	4%
% of Revenues	40.0%	39.6%	1%	39.3%	40.0%	(2)%
Products	$15,050	$18,796	(20)%	$31,998	$35,620	(10)%
% of Revenues	35.6%	42.4%	(16)%	39.0%	42.0%	(7)%
North America Services	$37,955	$51,014	(26)%	$87,098	$102,130	(15)%
% of Revenues	22.4%	27.5%	(19)%	25.5%	27.8%	(8)%
International Services	$1,439	$1,596	(10)%	$3,001	$3,307	(9)%
% of Revenues	21.5%	22.5%	(4)%	22.1%	24.0%	(8)%
Services	$39,394	$52,610	(25)%	$90,099	$105,437	(15)%
% of Revenues	22.3%	27.3%	(18)%	25.4%	27.7%	(8)%
Total Gross Profit	54,444	71,406	(24)%	122,097	141,057	(13)%
% of Revenues	24.9%	30.1%	(17)%	27.9%	30.3%	(8)%
Operating income (loss)
North America Products	$(1,153)	$(22,912)	n/m	$(259)	$(21,924)	n/m
% of Revenues	(5.5)%	(94.1)%	n/m	(0.6)%	(48.5)%	n/m
International Products	$469	$(5,097)	n/m	$849	$(4,778)	n/m
% of Revenues	2.2%	(25.6)%	n/m	2.0%	(12.1)%	n/m
Products	$(684)	$(28,009)	n/m	$590	$(26,702)	n/m
% of Revenues	(1.6)%	(63.2)%	n/m	0.7%	(31.5)%	n/m
North America Services	$(6,106)	$(114,945)	n/m	$(4,959)	$(112,591)	n/m
% of Revenues	(3.6)%	(62.0)%	n/m	(1.5)%	(30.6)%	n/m
International Services	$252	$(6,907)	n/m	$551	$(6,416)	n/m
% of Revenues	3.8%	(97.4)%	n/m	4.1%	(46.5)%	n/m
Services	$(5,854)	$(121,852)	n/m	$(4,408)	$(119,007)	n/m
% of Revenues	(3.3)%	(63.3)%	n/m	(1.2)%	(31.2)%	n/m
Total Operating Income (loss)	(6,538)	(149,861)	n/m	(3,818)	(145,709)	n/m
% of Revenues	(3.0)%	(63.3)%	n/m	(0.9)%	(31.3)%	n/m

2Q17 vs 2Q16
Total Revenues were $218,749, a decrease of 8% from $236,838 in the same period last year. Product Revenues were $42,263, a decrease of 5% from $44,284 in the same period last year primarily due to a decrease in North America Products as a result of lower volumes of large orders, a change in sales leadership and lower demand for legacy data networking products, partially offset by an increase in International Products due to fulfillment of a large solution order. Service Revenues were $176,486, a decrease of 8% from $192,554 in the same period last year primarily due to a decrease in core commercial revenues in North America Services as a result of a delay in a major project and a less than normal focus on sales as a result of multiple transformational activities including but not limited to a commercial sales organization realignment and an ERP consolidation project partially offset by an increase in government revenues as a result of certain projects timeline acceleration and product only sales activity. During 2Q17, the Company realigned the commercial sales team to a vertical market view which was not a significant realignment compared to the sales transformation in Fiscal 2015. As a result of this realignment the Company is strengthening its commitment to clients and strategic partners to create business outcomes required by their specific markets and by doing so will support deeper, more strategic thinking about our offerings, enabling solution and outcome based selling to that market and differentiating the Company in the marketplace. We do not expect to see significant benefits from this sales realignment due to the 12-18 month sales cycle for these solutions.
Total Gross profit margin was 24.9%, a decrease of 17% from 30.1% in the same period last year. Product Gross profit margin was 35.6%, which included $2,810 of Inventory impairment loss due to a write-down to lower of cost or market as a result of specific legacy networking product discontinuation and excess inventory given the current demand outlook for North America Products, a decrease of 16% from 42.4% in the same period last year. Service Gross profit margin was 22.3%, which included $6,327 of Inventory impairment loss due to a write-down to lower of cost or market as a result of excess inventory given current demand in commercial services within North America Services, a decrease of 18% from 27.3% in the same period last year. The Company is focused on maximizing asset utilization and working capital efficiencies and these reductions will increase cost efficiency in future periods. Based on the demand reviews completed, resulting in the stated inventory impairment loss, the Company does not expect further inventory impairments during Fiscal 2017.
Total Operating loss margin was 3.0%, compared to 63.3% in the same period last year. Product Operating loss margin was 1.6%, compared to 63.2% in the same period last year, primarily due to a decrease in goodwill impairment loss of $30,559 ($25,211 in North America Products and $5,348 in International Products), partially offset by lower Gross profit margin in North America Products as described above. Service Operating loss margin was 3.3%, compared to 63.3% in the same period last year, primarily due to a decrease in goodwill and intangible asset impairment loss of $126,713 ($119,547 in North America Services and $7,166 in International Services), cost savings from restructuring during the first nine-months of Fiscal 2016 and cost control programs that were implemented during Fiscal 2017, partially offset by lower Gross profit margin in North America Services as described above. During 2Q17 the Company incurred restructuring charges in an effort to reduce investments in slow growth markets which will allow for future investments in expanding markets. As expected, the Company did not receive any benefit during 2Q17 for restructuring activities initiated during the fourth quarter of Fiscal 2016. The Company does expect to realize benefits during the remainder of Fiscal 2017 and the fiscal year ended March 31, 2018.

2QYTD17 vs 2QYTD16
Total Revenues were $437,229, a decrease of 6% from $466,052 in the same period last year. Product Revenues were $82,144, a decrease of 3% from $84,780 in the same period last year, primarily due to a decrease in North America Products as a result of lower volumes of large orders, a change in sales leadership and lower demand for legacy data networking products, partially offset by an increase in International Products due to fulfillment of a large solution order. Service Revenues were $355,085, a decrease of 7% from $381,272 in the same period last year primarily due to a decrease in core commercial revenues, primarily in the business services industry, in North America Services as a result of a delay in a major project and a less than normal focus on sales as a result of multiple transformational activities including but not limited to a commercial sales organization realignment and an ERP consolidation project along with relatively consistent government revenues after nearly four fiscal years of revenue declines.
Total Gross profit margin was 27.9%, a decrease of 8% from 30.3% in the same period last year. Product Gross profit margin was 39.0%, which included $2,810 of Inventory impairment loss, a decrease of 7% from 42.0% in the same period last year. Service Gross profit margin was 25.4%, which included $6,327 of Inventory impairment loss, a decrease of 8% from 27.7% in the same period last year.
Total Operating loss margin was 0.9%, an increase compared to 31.3% in the same period last year. Product Operating profit margin was 0.7%, an increase compared to Product Operating loss margin of 31.5% in the same period last year, primarily due to a decrease in goodwill impairment loss of $30,559 ($25,211 in North America Products and $5,348 in International Products), partially offset by lower Gross profit margin in North America Products as described above and an increase in Selling, general and administrative expenses due to costs related to variable compensation programs. Service Operating loss margin was 1.2%, an increase compared to 31.2% in the same period last year, primarily due to a decrease in goodwill and intangible asset impairment loss of $126,713 ($119,547 in North America Services and $7,166 in International Services), cost savings from restructuring during the first nine-months of Fiscal 2016 and cost control programs that were implemented during Fiscal 2017, partially offset by lower Gross profit margin in North America Services as described above and an increase in Selling, general and administrative expenses due to costs related to variable compensation programs.
As previously disclosed, Company management is considering initiatives to reset the business model and align costs with revenue to improve profitability. As a result, during FY17, our profits could be negatively impacted by restructuring expenses resulting from such initiatives, some of which were incurred in 2Q17, which are designed to maximize the efficiency of the cost structure for each of our segments to enhance the Company's profitability. The Company believes there is a significant cost savings for such restructuring initiatives that will provide a return on investment in a relatively short period of time. However, there can be no assurance that we would realize adequate returns on this investment nor that we would be able to maintain such cost savings in the future. Such restructuring initiatives have not been formalized and the Company cannot state with any certainty the timing or whether or not such events will occur.

Interest expense, net and Income Taxes

	2Q17	2Q16	% Change	2QYTD17	2QYTD16	% Change
Interest expense	$1,050	$1,053	—%	$2,257	$2,435	(7)%
% of Revenues	0.5%	0.4%	25%	0.5%	0.5%	—%
Income taxes	$(1,524)	$(21,512)	n/m	$808	$(19,438)	n/m
Effective income tax rate	20.0%	14.2%	41%	(14.0)%	13.1%	n/m
2Q17 vs 2Q16
Interest expense was $1,050, consistent with $1,053 in the same period last year primarily as a result of lower interest due to lower average debt offset by higher interest rate. Interest expense as a percent of Revenues was 0.5%, compared to 0.4% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $131,973 and 2.6%, respectively, compared to $172,037 and 1.9% in the same period last year.
Benefit from income taxes was $1,524, a decrease of 93% from $21,512 in the same period last year. The effective income tax rate was 20.0%, an increase of 41% from 14.2% in the same period last year. The effective income tax rate increase from 14.2% to 20.0% was primarily due to due to the deferred tax write-off of equity awards.
2QYTD17 vs 2QYTD16
Interest expense was $2,257, a decrease of 7% from $2,435 in the same period last year primarily as a result of lower interest due to lower average debt offset by higher interest rate and a change in the fair value of the interest-rate swap of $399 (from a gain of $399 in 2QYTD16 to a gain of $0 in 2QYTD17). Interest expense as a percent of Revenues was 0.5%, consistent with 0.5% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $132,643 and 2.5%, respectively, compared to $166,494 and 1.9% in the same period last year.
Provision for income taxes was $808, compared to a benefit from income taxes of $19,438 in the same period last year. The effective income tax rate was (14.0)%, a decrease compared to the effective income tax rate of 13.1% in the same period last year. The effective income tax rate decrease from 13.1% to (14.0)% was primarily due to due to mix of income across various taxing jurisdictions.
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

Liquidity Position
The following is a summary of our capitalization and liquidity position.

	2Q17	4Q16	2Q16
Cash and cash equivalents	$16,124	$23,497	$20,287
Working Capital	$105,303	$129,048	$179,057
Long-term debt	$101,734	$119,663	$151,288
Stockholders’ equity	$146,881	$156,233	$206,379
Unused commitments of the Credit Agreement	$93,750	$176,550	$145,250

The Company's reported cash balance is at its lowest level since March 31, 2006 due to more efficient usage of international cash balances. We will continue to evaluate additional alternatives to reduce the amount of cash on our balance sheet but we are limited by a combination of factors such as protected currencies, adverse tax impacts and other operating needs or requirements. The Company's reported working capital is at its lowest level since July 1, 2006 due to an increased focus around a reduction of working capital, including a reduction of safety stock levels and an updated evaluation of on hand inventory levels based on expected demand designed to make our working capital structure more efficient.  The Company's reported long-term debt is at its lowest level since March 31, 2006 due to the results of reduced working capital and cash efficiencies discussed above and a priority placed on debt reduction.

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

Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	2QYTD17	2QYTD16
Net cash provided by (used for) operating activities	$15,682	$(13,920)
Net cash provided by (used for) investing activities	$(2,453)	$(4,381)
Net cash provided by (used for) financing activities	$(20,914)	$14,331
Net cash provided by (used for) operating activities
Net cash provided by operating activities was $15,682, due primarily to Net loss of $6,581, inclusive of non-cash charges, cash inflows of $6,824 and $4,866 from Inventory and Accounts payable, respectively, partially offset by cash outflows of $7,607 and $5,108 from Accounts receivable and Costs in excess of billings, respectively, compared to net cash used for operating activities of $13,920 in the same period last year, due primarily to Net loss of $129,091, inclusive of non-cash charges, a cash outflow of $28,688, $14,403 and $6,227 from Accounts receivable, Accounts Payable and All other liabilities, respectively, partially offset by cash inflows of $11,380 and $3,849 from All other assets and Inventories, respectively. Changes in the above accounts are based on average Fiscal 2017 and Fiscal 2016 exchange rates, as applicable.
Changes in working capital, and particularly changes in Accounts receivable, Costs in excess of billings and Billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $3,875 compared to $4,498 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and vehicles.

Net cash provided by (used for) financing activities
Long-term debt
Repayment of long-term debt was $17,922 compared to proceeds from long-term debt of $13,918 in the same period last year, which was used to fund common stock repurchases and operations.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $0 compared to $2,000 in the same period last year. The Company also made tax payments of $477 compared to $796 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of the repurchase program beginning in April 1999 through September 30, 2016, the Company has repurchased 11,194,933 shares of common stock for an aggregate purchase price of $406,661, or an average purchase price per share of $36.33. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of September 30, 2016, 1,305,067 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted, with certain exceptions, under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.00. At September 30, 2016, the Company's leverage ratio was 2.79.
Dividends
The Company made discretionary investments in the form of dividends to its stockholders of $3,465 compared to $3,229 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make regular quarterly dividends not exceeding $15,000 per year as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, the Company is permitted to make other distributions or dividends if such event would not violate a 3.00 to 1.00 consolidated leverage ratio under the Credit Agreement.
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
Contingencies
The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property held by the Company subject to escheat laws primarily includes accounts payable, payroll checks and trade accounts receivable credits. The Company participated in voluntary disclosure programs in all 50 states within the United States and the District of Columbia in an effort to voluntarily comply with state abandoned property laws and settle past due unclaimed property obligations. The Company completed the programs and settled with 49 states and the District of Columbia which resulted in an immaterial charge to the consolidated financial statements during the fiscal year ended March 31, 2014. On May 22, 2013, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. During the second quarter of Fiscal 2017, the Company substantially completed Delaware's Voluntary Disclosure Program which resulted in an immaterial gain to the consolidated financial statements.
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
Cautionary Forward Looking Statements
Any forward-looking statements contained in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. You can identify these forward-looking statements by the fact that they use words such as "should," "anticipate," "estimate," "approximate," "expect," "target," "may," "will," "project," "intend," "plan," "believe" and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, they may include levels of business activity and operating expenses, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, the timing, costs, and benefits of restructuring programs and other initiatives, successful marketing of the Company's product and services offerings, successful implementation of the Company's integration initiatives, successful implementation of the Company's government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company's arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company's control. Additional risk factors are included in the Form 10-K and our previously filed quarterly reports on Form 10-Q for Fiscal 2017. We can give no assurance that any goal, plan or target set forth in forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments and caution you not to unduly rely on any such forward-looking statements.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Credit Agreement which was $101,400 as of September 30, 2016. As of September 30, 2016, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $257 ($158 net of tax) assuming the Company employed no intervention strategies.
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
As of September 30, 2016, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.30 to 1.39 Australian dollar, 1.29 to 1.36 Canadian dollar, 6.48 to 6.66 Danish krone, 0.87 to 0.90 Euro, 18.65 to 18.75 Mexican peso, 8.09 to 8.87 Norwegian kroner, 0.69 to 0.77 British pound sterling, 8.01 to 8.66 Swedish krona, 0.97 to 0.99 Swiss franc and 100.01 to 109.30 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $53,849 and will expire within eight months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of October 1, 2016. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2016 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
10.5	Schedules to the Credit Agreement (2)
10.6	Form of Revolving Credit Note (2)
10.7	Form of Swing Line Note (2)
10.8	Form of Intercompany Subordination Agreement (2)
10.9	Form of Patent, Trademark and Copyright Security Agreement (2)
10.10	Form of Assignment and Assumption Agreement (2)
10.11	Form of Guarantor Joinder (2)
10.12	Form of Loan Request (2)
10.13	Form of Swing Loan Request (2)
10.14	Form of Acquisition Compliance Certificate (2)
10.15	Form of Quarterly Compliance Certificate (2)
10.16	Form of U.S. Tax Compliance Certificate (2)
21.1	Subsidiaries of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101	Interactive Data File

(1)	Filed herewith.
(2)	Filed with the amended Form 8-K for the event dated May 9, 2016
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK BOX CORPORATION
Date: November 4, 2016
/s/ TIMOTHY C. HUFFMYER
Timothy C. Huffmyer
Vice President, Chief Financial Officer,
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.5	Schedules to the Credit Agreement (2)
10.6	Form of Revolving Credit Note (2)
10.7	Form of Swing Line Note (2)
10.8	Form of Intercompany Subordination Agreement (2)
10.9	Form of Patent, Trademark and Copyright Security Agreement (2)
10.10	Form of Assignment and Assumption Agreement (2)
10.11	Form of Guarantor Joinder (2)
10.12	Form of Loan Request (2)
10.13	Form of Swing Loan Request (2)
10.14	Form of Acquisition Compliance Certificate (2)
10.15	Form of Quarterly Compliance Certificate (2)
10.16	Form of U.S. Tax Compliance Certificate (2)
21.1	Subsidiaries of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101	Interactive Data File

(1)	Filed herewith.
(2)	Filed with the amended Form 8-K for the event dated May 9, 2016