Form 10-Q
period 2016-12-31
BLACK BOX CORP
filed 2017-02-03
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 13, 2017, there were 15,148,403 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	December 31, 2016	March 31, 2016
Assets
Cash and cash equivalents	$13,808	$23,497
Accounts receivable, net of allowance for doubtful accounts of $7,592 and $7,808	133,359	139,222
Inventories, net	25,906	42,703
Costs/estimated earnings in excess of billings on uncompleted contracts	75,251	66,664
Other assets	26,716	27,315
Total current assets	275,040	299,401
Property, plant and equipment, net	30,371	34,474
Intangibles, net	71,081	78,181
Deferred tax asset	52,588	57,065
Other assets	7,368	6,673
Total assets	$436,448	$475,794
Liabilities
Accounts payable	$58,833	$56,774
Accrued compensation and benefits	20,651	21,493
Deferred revenue	31,942	29,441
Billings in excess of costs/estimated earnings on uncompleted contracts	18,151	20,411
Other liabilities	45,226	42,234
Total current liabilities	174,803	170,353
Long-term debt	93,964	119,663
Other liabilities	25,106	29,545
Total liabilities	$293,873	$319,561
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,148 and 15,018 shares outstanding, 26,640 and 26,470 issued	26	26
Additional paid-in capital	505,715	501,839
Retained earnings	69,831	80,553
Accumulated other comprehensive income (loss)	(19,410)	(13,075)
Treasury stock, at cost 11,492 and 11,452 shares	(413,587)	(413,110)
Total stockholders’ equity	$142,575	$156,233
Total liabilities and stockholders’ equity	$436,448	$475,794

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Nine-months ended
	December 31 and December 26		December 31 and December 26
In thousands, except per share amounts	2016	2015	2016	2015
Revenues
Products	$36,109	$41,932	$118,253	$126,712
Services	174,261	180,549	529,346	561,821
Total	210,370	222,481	647,599	688,533
Cost of sales *
Products	20,133	23,686	70,279	72,846
Services	127,794	129,166	392,780	405,001
Total	147,927	152,852	463,059	477,847
Gross profit	62,443	69,629	184,540	210,686
Selling, general & administrative expenses	57,383	59,950	178,007	184,227
Asset impairment loss	—	—	536	157,272
Intangibles amortization	2,298	2,603	7,053	7,820
Operating income (loss)	2,762	7,076	(1,056)	(138,633)
Interest expense, net	1,055	1,215	3,312	3,650
Other expenses (income), net	63	63	(239)	448
Income (loss) before provision for income taxes	1,644	5,798	(4,129)	(142,731)
Provision (benefit) for income taxes	324	61	1,132	(19,377)
Net income (loss)	$1,320	$5,737	$(5,261)	$(123,354)
Earnings (loss) per common share
Basic	$0.09	$0.37	$(0.35)	$(8.04)
Diluted	$0.09	$0.37	$(0.35)	$(8.04)
Weighted-average common shares outstanding
Basic	15,149	15,379	15,095	15,343
Diluted	15,277	15,385	15,095	15,343
Dividends per share	$0.12	$0.11	$0.36	$0.33
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Nine-months ended
	December 31 and December 26		December 31 and December 26
In thousands	2016	2015	2016	2015
Net income (loss)	$1,320	$5,737	$(5,261)	$(123,354)
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	(4,444)	(1,148)	(6,247)	78
Defined Benefit Pension
Actuarial gain (loss), net of taxes of $66, $3, $205, and $3	104	4	320	5
Amounts reclassified into results of operations, net of taxes of ($3), $21, ($210), and $133	(5)	32	(329)	202
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of ($173), ($120), ($456), and ($258)	(270)	(196)	(713)	(420)
Amounts reclassified into results of operations, net of taxes of $75, $36, $405, and $206	118	59	634	334
Other comprehensive income (loss)	$(4,497)	$(1,249)	$(6,335)	$199
Comprehensive income (loss)	$(3,177)	$4,488	$(11,596)	$(123,155)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-months ended
	December 31 and December 26
In thousands	2016	2015
Operating Activities
Net income (loss)	$(5,261)	$(123,354)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	7,053	7,820
Depreciation	7,072	6,274
Loss (gain) on sale of property	(893)	5
Deferred taxes	3,984	(24,252)
Stock compensation expense	3,877	4,251
Change in fair value of interest-rate swaps	—	(399)
Asset impairment loss	536	157,272
Provision for obsolete inventory	10,158	1,754
Provision for (recovery of) doubtful accounts	921	953
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	3,125	(11,306)
Inventories	6,172	4,034
Costs/estimated earnings in excess of billings on uncompleted contracts	(8,953)	12,967
All other assets	(2,105)	3,721
Accounts payable	2,378	(7,270)
Billings in excess of costs/estimated earnings on uncompleted contracts	(2,157)	8,042
All other liabilities	(1,173)	(25,638)
Net cash provided by (used for) operating activities	$24,734	$14,874
Investing Activities
Capital expenditures	(6,141)	(8,124)
Capital disposals	3,627	128
Net cash provided by (used for) investing activities	$(2,514)	$(7,996)
Financing Activities
Proceeds (repayments) from long-term debt	$(25,642)	$(8,753)
Proceeds (repayments) from short-term debt	363	3,201
Deferred financing costs	(1,049)	—
Purchase of treasury stock	(477)	(2,845)
Payment of dividends	(5,290)	(4,922)
Increase (decrease) in cash overdrafts	351	77
Net cash provided by (used for) financing activities	(31,744)	(13,242)
Foreign currency exchange impact on cash	$(165)	$822
Increase/(decrease) in cash and cash equivalents	$(9,689)	$(5,542)
Cash and cash equivalents at beginning of period	$23,497	$23,534
Cash and cash equivalents at end of period	$13,808	$17,992
Supplemental cash flow
Cash paid for interest	$2,915	$3,898
Cash paid for income taxes	(209)	3,382
Non-cash financing activities
Dividends payable	1,818	1,694
Capital leases	238	358
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation
Business
Black Box Corporation ("Black Box," or "the Company”) is a leading digital solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms it has built over its 40-year history. The Products platform provides networking solutions through the sale of products including: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. The Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (vi) data center services. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2016 and 2015 were December 31, 2016 and December 26, 2015, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
Note 3: Inventories
The Company’s Inventories consist of the following:

	December 31, 2016	March 31, 2016
Raw materials	$1,720	$1,897
Finished goods	42,691	60,969
Inventory, gross	44,411	62,866
Excess and obsolete inventory reserves	(18,505)	(20,163)
Inventories, net	$25,906	$42,703
During 3Q17, the Company wrote off fully reserved finished goods which is reflected in the balances as of December 31, 2016.
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
Note 4: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	December 31, 2016			March 31, 2016
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$2,200	$2,200	$—	$2,254	$2,170	$84
Customer relationships	122,274	78,390	43,884	122,345	71,445	50,900
Backlog	3,489	3,489	—	3,489	3,489	—
Total	$127,963	$84,079	$43,884	$128,088	$77,104	$50,984
Indefinite-lived
Trademarks	35,450	8,253	27,197	35,450	8,253	27,197
Total	$163,413	$92,332	$71,081	$163,538	$85,357	$78,181

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions. Historically, the Company's annual assessment of the recoverability of trademarks and long-lived assets is conducted as of the end of the second quarter of its fiscal year. However, the Company determined it was necessary to extend completion of its assessment process in order to take into account a contemporary outlook for the Company’s business units that are being developed in connection with Fiscal 2018 planning. As a result, it is expected that our annual assessment for these assets will be completed during the fourth quarter of Fiscal 2017.

The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Non-compete agreements	Customer relationships	Backlog	Total
March 31, 2016	$27,197	$84	$50,900	$—	$78,181
Intangibles Amortization	—	(84)	(6,969)	—	(7,053)
Foreign currency translation adjustment	—	—	(47)	—	(47)
December 31, 2016	$27,197	$—	$43,884	$—	$71,081
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2017, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2017	$2,320
2018	7,825
2019	6,446
2020	5,951
2021	5,502
Thereafter	15,840
Total	$43,884
Note 5: Indebtedness
The Company’s Long-term debt consists of the following:

	December 31, 2016	March 31, 2016
Revolving credit agreement	$93,800	$119,000
Other	1,549	1,802
Total debt	$95,349	$120,802
Less: current portion (included in Other liabilities)	(1,385)	(1,139)
Long-term debt	$93,964	$119,663
On May 9, 2016, the Company refinanced its then existing $200,000 credit facility pursuant to a new credit agreement (the "Credit Agreement") with PNC Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain other lender parties. The Credit Agreement expires on May 9, 2021. Borrowings under the Credit Agreement are permitted up to a maximum amount of $200,000, and includes up to $15,000 of swing-line loans and $25,000 of letters of credit. The Credit Agreement may be increased by the Company up to an additional $50,000 and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) a Base Rate Option equal to the highest of (i) the federal funds open rate, plus fifty (50) basis points (0.5%), (ii) the bank’s prime rate, and (iii) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 0% to 1.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.00% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and interest coverage ratios. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company’s material direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States and are guaranteed by such domestic subsidiaries. As of December 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.

The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended December 31, 2016 was $141,300, $124,304 and 2.7%, respectively, compared to $174,075, $160,750 and 2.1%, respectively, for the three-months ended December 31, 2015. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine-months ended December 31, 2016 was $150,075, $129,884 and 2.6%, respectively, compared to $183,050, $164,558 and 2.0%, respectively, for the nine-months ended December 31, 2015.

As of December 31, 2016, the Company had $4,850 outstanding in letters of credit and $101,350 in unused commitments, which are limited by a financial covenant, under the Credit Agreement.
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
As of December 31, 2016, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $53,891 and will expire within 5 months. There was no hedge ineffectiveness during Fiscal 2017 or Fiscal 2016.
The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		December 31,	March 31,	December 31,	March 31,
	Classification	2016	2016	2016	2016
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$1,804	$552
Foreign currency contracts	Other assets (current)	$227	$882

		Three-months ended		Nine-months ended
		December 31		December 31
	Classification	2016	2015	2016	2015
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(270)	$(196)	$(713)	$(420)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	118	59	634	334

Note 7: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$21,275	$11,111	$—	$32,386
Foreign currency contracts	$—	$227	$—	$227
Total Assets at Fair Value	$21,275	$11,338	$—	$32,613
Liabilities at Fair Value
Foreign currency contracts	$—	$1,804	$—	$1,804
(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2016.
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination.
Note 8: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	December 31, 2016	March 31, 2016
Foreign Currency Translation Adjustment	$(5,132)	$1,113
Derivative Instruments	(336)	(255)
Defined Benefit Pension	(13,942)	(13,933)
Accumulated other comprehensive income	$(19,410)	$(13,075)
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
3Q17	December 30, 2016	January 13, 2017	$0.12	$1,818
2Q17	September 30, 2016	October 14, 2016	$0.12	$1,818
1Q17	July 1, 2016	July 15, 2016	$0.12	$1,811
4Q16	March 31, 2016	April 14, 2016	$0.11	$1,652
3Q16	December 24, 2015	January 8, 2016	$0.11	$1,694
2Q16	September 25, 2015	October 9, 2015	$0.11	$1,692
1Q16	June 26, 2015	July 10, 2015	$0.11	$1,691
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

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Three-months ended		Nine-months ended
	December 31		December 31
	2016	2015	2016	2015
Shares of common stock purchased	—	3,292	39,735	144,816
Aggregate purchase price	$—	$49	$477	$2,844
Average purchase price	$—	$14.88	$12.01	$19.64
During the nine-month period ended December 31, 2016, the Company made tax payments of $477 and withheld 39,735 shares of common stock, which were designated as treasury shares, at an average price per share of $12.01, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During the nine-month period ended December 31, 2015, the Company made tax payments of $844 and withheld 43,468 shares of common stock, which were designated as treasury shares, at an average price per share of $19.42, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of its repurchase programs beginning in April 1999 and through December 31, 2016, the Company has repurchased 11,194,933 shares of common stock for an aggregate purchase price of $406,661, or an average purchase price per share of $36.33. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of December 31, 2016, 1,305,067 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted, with certain exceptions, under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.00. At December 31, 2016, the Company's leverage ratio was 2.69.
Note 9: Income Taxes
The Company's provision for income taxes for the three-months ended December 31, 2016 was $324, an effective tax rate of 19.7% on income before provision for income taxes of $1,644, compared to $61, an effective tax rate of 1.1% on income before provision for income taxes of $5,798 for the three-months ended December 31, 2015. The effective tax rate increase from 1.1% to 19.7% was primarily due to the current mix of income and losses in various taxing jurisdictions and a release of uncertain income tax positions that produced a benefit in the prior year. The Company's provision for income taxes for the nine-months ended December 31, 2016 was $1,132, an effective tax rate of (27.4)% on loss before benefit for income taxes of $4,129, compared to a benefit for income taxes of $19,377, an effective tax rate of 13.6% on loss before benefit for income taxes of $142,731 for the nine-months ended December 31, 2015. The effective tax rate decrease from 13.6% to (27.4)% was primarily due to the mix of income and losses across various taxing jurisdictions. The effective tax rate for the nine-months ended December 31, 2016 of (27.4)% differs from the federal statutory rate primarily due to the mix of income and losses across various taxing jurisdictions.
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

Note 10: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan, as amended (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of December 31, 2016, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 5,837,396 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $705 and $1,103 for the three-months ended December 31, 2016 and 2015, respectively, and $3,877 and $4,251 for the nine-months ended December 31, 2016 and 2015, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $262 and $421 for the three-months ended December 31, 2016 and 2015, respectively, and $1,442 and $1,622 for the nine-months ended December 31, 2016 and 2015, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expense within the Company’s Consolidated Statements of Operations.
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

	Nine-months ended
	December 31
	2016	2015
Expected life (in years)	6.8	7.5
Risk free interest rate	1.6%	2.0%
Annual forfeiture rate	1.8%	1.5%
Expected Volatility	41.7%	43.9%
Dividend yield	3.1%	1.8%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2016	1,269	$27.86
Granted	381	11.99
Exercised	—	—
Forfeited or cancelled	(555)	28.66
December 31, 2016	1,095	$21.94	5.2	$1,153
Exercisable	676	$27.31	2.8	$—
The weighted-average grant-date fair value of options granted during the nine-months ended December 31, 2016 and 2015 was $3.74 and $7.79, respectively. The intrinsic value of options exercised during the nine-months ended December 31, 2016 and 2015 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on December 30, 2016, which was $15.25.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	281	$8.63
Granted	381	3.74
Vested	(133)	9.00
Forfeited	(110)	7.17
December 31, 2016	419	$4.45
As of December 31, 2016, there was $1,303 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	276	$19.99
Granted	304	12.19
Vested	(170)	18.67
Forfeited	(53)	17.82
December 31, 2016	357	$14.30
The total fair value of shares that vested during the nine-months ended December 31, 2016 and 2015 was $2,039 and $3,143, respectively.
As of December 31, 2016, there was $3,108 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.
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

	Nine-months ended
	December 31
	2016	2015
Risk free interest rate	0.9%	0.9%
Expected Volatility	45.1%	39.9%
Dividend yield	3.4%	2.0%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	260	$23.14
Granted	198	11.99
Vested	—	—
Forfeited	(140)	23.75
December 31, 2016	318	$15.93
The total fair value of shares that vested during the nine-months ended December 31, 2016 and 2015 was $0 and $0, respectively.
As of December 31, 2016, there was $1,617 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.2 years.
Note 11: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in table in thousands):

	Three-months ended		Nine-months ended
	December 31		December 31
	2016	2015	2016	2015
Net income (loss)	$1,320	$5,737	$(5,261)	$(123,354)
Weighted-average common shares outstanding (basic)	15,149	15,379	15,095	15,343
Effect of dilutive securities from equity awards	128	6	—	—
Weighted-average common shares outstanding (diluted)	15,277	15,385	15,095	15,343
Basic earnings (loss) per common share	$0.09	$0.37	$(0.35)	$(8.04)
Dilutive earnings (loss) per common share	$0.09	$0.37	$(0.35)	$(8.04)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,165,620 and 1,592,214 non-dilutive equity awards outstanding for the three-months ended December 31, 2016 and 2015, respectively, and 1,202,159 and 1,592,214 non-dilutive equity awards outstanding for the nine-months ended December 31, 2016 and 2015, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
3Q17
Revenues	$16,745	$166,612	$19,364	$7,649	$210,370
Gross profit	7,848	44,892	8,128	1,575	62,443
Operating income (loss)	(1,041)	1,765	1,538	500	2,762
Depreciation	425	1,754	224	69	2,472
Intangibles amortization	—	2,185	113	—	2,298
Restructuring expense	293	592	224	—	1,109
Asset impairment loss	—	—	—	—	—
Capital expenditures	326	1,250	561	129	2,266
Assets (as of December 31)	45,726	342,164	32,824	15,734	436,448

3Q16
Revenues	20,130	172,633	21,802	7,916	222,481
Gross profit	9,092	49,607	9,154	1,776	69,629
Operating income (loss)	726	3,895	1,965	490	7,076
Depreciation	367	1,614	162	43	2,186
Intangibles amortization	—	2,603	—	—	2,603
Restructuring expense	99	713	29	26	867
Asset impairment loss	—	—	—	—	—
Capital expenditures	1,553	1,810	150	113	3,626
Assets (as of December 31)	72,436	400,202	36,301	19,473	528,412

3QYTD17
Revenues	56,784	508,129	61,469	21,217	647,599
Gross profit	23,315	131,990	24,659	4,576	184,540
Operating income (loss)	(1,300)	(3,193)	2,386	1,051	(1,056)
Depreciation	1,247	5,060	593	172	7,072
Intangibles amortization	—	6,708	345	—	7,053
Restructuring expense	418	2,718	895	20	4,051
Asset impairment loss	—	536	—	—	536
Capital expenditures	1,152	3,666	762	561	6,141
Assets (as of December 31)	45,726	342,164	32,824	15,734	436,448

3QYTD16
Revenues	65,294	540,114	61,418	21,707	688,533
Gross profit	28,874	151,737	24,992	5,083	210,686
Operating income (loss)	(21,198)	(108,696)	(2,813)	(5,926)	(138,633)
Depreciation	1,079	4,568	493	134	6,274
Intangibles amortization	—	7,820	—	—	7,820
Restructuring expense	119	1,507	540	130	2,296
Asset impairment loss	25,211	119,547	5,348	7,166	157,272
Capital expenditures	3,794	3,437	671	222	8,124
Assets (as of December 31)	72,436	400,202	36,301	19,473	528,412

Note 13: Commitments and Contingencies
During the third quarter of Fiscal 2017, the Company entered into an agreement with a third-party to design and implement a new enterprise resource planning ("ERP") system for our Services business. This new system replaces multiple accounting and financial reporting systems, most of which originally were obtained in connection with business acquisitions. This investment is a prudent use of company assets that we expect will provide returns over the investment in a reasonable period of time after implementation and will continue to do so for the foreseeable future. The new ERP system will provide us with better access to new tools that will increase our speed and agility, enhance our customers' experience, standardize the processes of our daily tasks and ultimately provide efficiencies which will improve our bottom line. In connection with the agreement noted above, the Company is committed to $11,900 over the next three-years, of which $7,100 is expected to be paid in the next 12-months.
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

The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2016	7,050	234	7,284
Restructuring expense	$3,650	$401	$4,051
Cash expenditures	$(6,042)	$(288)	$(6,330)
Balance at December 31, 2016	$4,658	$347	$5,005

Of the $5,005 above, $4,985 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended December 31, 2016.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, for the nine months ended December 31, 2016, for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$418	$2,331	$882	$19	$3,650
Facility Closures	$—	$387	$13	$1	$401
Total	$418	$2,718	$895	$20	$4,051

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
The discussion and analysis for the three-months and nine-months ended December 31, 2016 and 2015 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2016 (the "Form 10-K"). References to “3Q17” mean the three-month period ended December 31, 2016 while references to “3Q16” mean the three-month period ended December 31, 2015. References to “3QYTD17” mean the nine-month period ended December 31, 2016 while references to “3QYTD16” mean the nine-month period ended December 31, 2015. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of December 31, 2016 and 2015 were December 31, 2016 and December 26, 2015, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
The Company
Black Box is a leading digital solutions provider dedicated to helping customers design, build, manage and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms that it has built over its 40-year history.
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

The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At December 31, 2016, the Company's total backlog, which relates primarily to Services, was $331,702, of which $241,142 is expected to be completed within the next twelve months.

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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have 3,476 team members world-wide, with the collective experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

•	Strong financial position: We have a strong balance sheet and have generated positive cash flow for 40 consecutive years.

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
3QYTD17 vs 3QYTD16 Summary

	3QYTD17	3QYTD16	% Change
Revenues	$647,599	$688,533	(6)%
Gross profit margin	28.5%	30.6%	(7)%
Operating income (loss) margin	(0.2)%	(20.1)%	n/m
Diluted earnings (loss) per share	$(0.35)	$(8.04)	n/m
Net cash provided by (used for) operating activities	$24,734	$14,874	66%
n/m = not meaningful
Diluted loss per share was $0.35, compared to $8.04 in the same period last year as a result of:

•
a $40,934 decrease in Revenues as a result of a decrease in Service Revenues, primarily due to a decrease in our core commercial revenues in North America Services as a result of less than normal focus on sales as a result of multiple transformational activities including but not limited to a commercial sales organization realignment and an ERP consolidation project and a decrease in Products Revenues due to a decrease in North America Products as a result of lower volumes of large orders, a change in sales leadership and lower demand for legacy data networking products, partially offset by an increase in government revenues within North America Services after nearly four fiscal years of revenue declines,

•
a $26,146 decrease in Gross profit as a result of the decrease in Revenues in North America Services and North America Products noted above and a decrease in Gross profit margin which included $9,137 of Inventory impairment loss in 2Q17 due to a write-down to lower of cost or market as a result of specific legacy networking product discontinuation and excess inventory given the current demand outlook for North America Products, and due to a write-down to lower of cost or market in 2Q17 as a result of excess inventory given current demand in commercial services within North America Services,

•
a $6,220 decrease in Selling, general and administrative expenses which was primarily the result of a $1,175 gain on the sale of a facility in 2Q17 and a decrease in investments for the operations transformation and infrastructure, lower operating costs due to cost reduction initiatives and cost savings from restructuring during the first nine-months of Fiscal 2016, partially offset by $798 of additional depreciation and $336 of Accounts Receivable impairment loss during 3Q17 that represents an addition to reserves for past services that were settled in January 2017,

•	a $156,736 decrease in Long-lived asset impairment loss,

•	a $338 decrease in Interest expense (income) resulting from a decrease in weighted-average outstanding debt,

•	a $20,509 increase in Provision for income taxes and a decrease in the effective rate from 13.6% to (27.4)% due to mix of income across various taxing jurisdictions.

•	a 248 decrease in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases partially offset by the vesting of certain restricted stock awards in 1Q17.
Net cash provided by operating activities was $24,734, which included Net loss of $5,261 and negative cash from working capital of $2,713, an increase of 66% compared to net cash provided for operating activities of $14,874, which included Net loss of $123,354 and negative cash from working capital of $15,450, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income amounts in the table below are presented on a basis consistent with GAAP.

	3Q17	3Q16	% Change	3QYTD17	3QYTD16	% Change
Revenues
North America Products	$16,745	$20,130	(17)%	$56,784	$65,294	(13)%
International Products	$19,364	$21,802	(11)%	$61,469	$61,418	—%
Products	$36,109	$41,932	(14)%	$118,253	$126,712	(7)%
North America Services	$166,612	$172,633	(3)%	$508,129	$540,114	(6)%
International Services	$7,649	$7,916	(3)%	$21,217	$21,707	(2)%
Services	$174,261	$180,549	(3)%	$529,346	$561,821	(6)%
Total Revenues	$210,370	$222,481	(5)%	$647,599	$688,533	(6)%
Gross profit
North America Products	$7,848	$9,092	(14)%	$23,315	$28,874	(19)%
% of Revenues	46.9%	45.2%	4%	41.1%	44.2%	(7)%
International Products	$8,128	$9,154	(11)%	$24,659	$24,992	(1)%
% of Revenues	42.0%	42.0%	—%	40.1%	40.7%	(1)%
Products	$15,976	$18,246	(12)%	$47,974	$53,866	(11)%
% of Revenues	44.2%	43.5%	2%	40.6%	42.5%	(4)%
North America Services	$44,892	$49,607	(10)%	$131,990	$151,737	(13)%
% of Revenues	26.9%	28.7%	(6)%	26.0%	28.1%	(7)%
International Services	$1,575	$1,776	(11)%	$4,576	$5,083	(10)%
% of Revenues	20.6%	22.4%	(8)%	21.6%	23.4%	(8)%
Services	$46,467	$51,383	(10)%	$136,566	$156,820	(13)%
% of Revenues	26.7%	28.5%	(6)%	25.8%	27.9%	(8)%
Total Gross Profit	$62,443	$69,629	(10)%	$184,540	$210,686	(12)%
% of Revenues	29.7%	31.3%	(5)%	28.5%	30.6%	(7)%
Operating income (loss)
North America Products	$(1,041)	$726	n/m	$(1,300)	$(21,198)	n/m
% of Revenues	(6.2)%	3.6%	n/m	(2.3)%	(32.5)%	n/m
International Products	$1,538	$1,965	(22)%	$2,386	$(2,813)	n/m
% of Revenues	7.9%	9.0%	(12)%	3.9%	(4.6)%	n/m
Products	$497	$2,691	(82)%	$1,086	$(24,011)	n/m
% of Revenues	1.4%	6.4%	(78)%	0.9%	(18.9)%	n/m
North America Services	$1,765	$3,895	(55)%	$(3,193)	$(108,696)	n/m
% of Revenues	1.1%	2.3%	(52)%	(0.6)%	(20.1)%	n/m
International Services	$500	$490	2%	$1,051	$(5,926)	n/m
% of Revenues	6.5%	6.2%	5%	5.0%	(27.3)%	n/m
Services	$2,265	$4,385	(48)%	$(2,142)	$(114,622)	n/m
% of Revenues	1.3%	2.4%	(46)%	(0.4)%	(20.4)%	n/m
Total Operating Income (loss)	$2,762	$7,076	(61)%	$(1,056)	$(138,633)	n/m
% of Revenues	1.3%	3.2%	(59)%	(0.2)%	(20.1)%	n/m

3Q17 vs 3Q16
Total Revenues were $210,370, a decrease of 5% from $222,481 in the same period last year. Product Revenues were $36,109, a decrease of 14% from $41,932 in the same period last year primarily due to a decrease in North America Products and International Products as a result of lower volumes of large orders and lower demand for legacy data networking products. Service Revenues were $174,261, a decrease of 3% from $180,549 in the same period last year primarily due to a decrease in commercial revenues, specifically unified communications, in North America Services as a result of lower demand and less than normal focus on sales as a result of multiple transformational activities including but not limited to a commercial sales organization realignment and an ERP consolidation project partially offset by an increase in commercial revenues in North America Services, specifically infrastructure, and an increase in government revenues in North America Services as a result of certain projects timeline acceleration and a higher volume of successful contract awards. The success in the government business within North America Services is due to activities in the past couple of years to reposition that business in the market to focus on client-desired outcomes, a proven model that we look to roll out to all of our business units.
Total Gross profit margin was 29.7%, a decrease of 5% from 31.3% in the same period last year. Product Gross profit margin was 44.2%, an increase of 2% from 43.5% in the same period last year primarily due to cost efficiency programs and lower large customer opportunities that carry a lower gross margin in North America Products and International Products. Service Gross profit margin was 26.7%, a decrease of 6% from 28.5% in the same period last year primarily due to project mix for our commercial clients and higher volume of successful contract awards that carry a lower gross margin for our government clients.
Total Operating margin was 1.3%, a decrease of 59% from 3.2% in the same period last year. Product Operating margin was 1.4%, a decrease of 79% from 6.4% in the same period last year, primarily due to a relatively stable cost structure and less revenues partially offset by higher Gross profit margin in North America Products and International Products as described above. Service Operating margin was 1.3%, a decrease of 46% from 2.4% in the same period last year, primarily due to $336 of Accounts Receivable impairment loss during 3Q17 that represents an addition to reserves for past services that were settled in January 2017 and lower gross margins in North America Services as discussed above partially offset by cost savings from restructuring during Fiscal 2016 and Fiscal 2017 and cost control programs that were implemented during Fiscal 2017.

3QYTD17 vs 3QYTD16
Total Revenues were $647,599, a decrease of 6% from $688,533 in the same period last year. Product Revenues were $118,253, a decrease of 7% from $126,712 in the same period last year, primarily due to a decrease in North America Products as a result of lower volumes of large orders, a change in sales leadership and lower demand for legacy data networking products along with relatively consistent International Products revenues. Service Revenues were $529,346, a decrease of 6% from $561,821 in the same period last year primarily due to a decrease in commercial revenues, specifically unified communications, in North America Services as a result of lower demand and less than normal focus on sales as a result of multiple transformational activities including but not limited to a commercial sales organization realignment and an ERP consolidation project partially offset by an increase in commercial revenues in North America Services, specifically infrastructure, and an increase in government revenues after nearly four fiscal years of revenue declines. The success in the government business within North America Services is due to activities in the past couple of years to reposition that business in the market to focus on client-desired outcomes, a proven model that we look to roll out to all of our business units.
Total Gross profit margin was 28.5%, a decrease of 7% from 30.6% in the same period last year. Product Gross profit margin was 40.6%, which included $2,810 of Inventory impairment loss in North America Products, a decrease of 5% from 42.5% in the same period last year. Gross Profit for North America Products and International Products have been positively impacted by cost efficiency programs and lower large customer opportunities. Service Gross profit margin was 25.8%, which included $6,327 of Inventory impairment loss, a decrease of 8% from 27.9% in the same period last year. Gross Profit for our commercial and federal clients have been negatively impacted by project mix and lower gross margins on successful contract awards.
Total Operating loss margin was 0.2%, an increase compared to 20.1% in the same period last year. Product Operating profit margin was 0.9%, an increase compared to Product Operating loss margin of 18.9% in the same period last year, primarily due to a decrease in goodwill impairment loss of $30,559 ($25,211 in North America Products and $5,348 in International Products) and higher Gross profit margin in North America Products and International Products as described above. Service Operating loss margin was 0.4%, an increase compared to 20.4% in the same period last year, primarily due to a decrease in goodwill and intangible asset impairment loss of $126,713 ($119,547 in North America Services and $7,166 in International Services), cost savings from restructuring during Fiscal 2016 and Fiscal 2017 and cost control programs that were implemented during Fiscal 2017, partially offset by lower Gross profit margin in North America Services as described above and $336 of Accounts Receivable impairment loss during 3Q17 that represents an addition to reserves for past services that were settled in January 2017.
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

Interest expense, net and Income Taxes

	3Q17	3Q16	% Change	3QYTD17	3QYTD16	% Change
Interest expense	$1,055	$1,215	(13)%	$3,312	$3,650	(9)%
% of Revenues	0.5%	0.5%	—%	0.5%	0.5%	—%
Income taxes	$324	$61	431%	$1,132	$(19,377)	n/m
Effective income tax rate	19.7%	1.1%	1,691%	(27.4)%	13.6%	n/m
3Q17 vs 3Q16
Interest expense was $1,055, a decrease of 13% from $1,215 in the same period last year primarily as a result of lower interest due to lower average debt partially offset by a higher interest rate. Interest expense as a percent of Revenues was 0.5%, consistent with 0.5% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $124,304 and 2.7%, respectively, compared to $160,750 and 2.1% in the same period last year.
Provision for income taxes was $324, an increase from $61 in the same period last year. The effective income tax rate was 19.7%, an increase from 1.1% in the same period last year. The effective income tax rate increase from 1.1% to 19.7% was primarily due to the current mix of income and losses in various taxing jurisdictions and a release of uncertain income tax positions that produced a benefit in the prior year.
3QYTD17 vs 3QYTD16
Interest expense was $3,312, a decrease of 9% from $3,650 in the same period last year primarily as a result of lower interest due to lower average debt partially offset by a higher interest rate and a change in the fair value of the interest-rate swap of $399 (from a gain of $399 in 3QYTD16 to a gain of $0 in 3QYTD17). Interest expense as a percent of Revenues was 0.5%, consistent with 0.5% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $129,884 and 2.6%, respectively, compared to $164,558 and 2.0% in the same period last year.
Provision for income taxes was $1,132, compared to a benefit from income taxes of $19,377 in the same period last year. The effective income tax rate was (27.4)%, a decrease compared to the effective income tax rate of 13.6% in the same period last year. The effective income tax rate decrease from 13.6% to (27.4)% was primarily due to the mix of income and losses across various taxing jurisdictions.
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
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	3Q17	4Q16	3Q16
Cash and cash equivalents	$13,808	$23,497	$17,992
Working Capital	$100,237	$129,048	$154,043
Long-term debt	$93,964	$119,663	$128,651
Stockholders’ equity	$142,575	$156,233	$209,008
Unused commitments of the Credit Agreement	$101,350	$176,550	$167,725

The Company's reported cash balance is at its lowest level since March 31, 2006 due to more efficient usage of international cash balances. We do not expect any further significant reduction in the amount of cash on our balance sheet because we are limited by a combination of factors such as protected currencies, adverse tax impacts and other operating needs or requirements. The Company's reported working capital is at its lowest level since March 31, 2006 due to an increased focus around a reduction of working capital, including a reduction of safety stock levels and an updated evaluation of on hand inventory levels based on expected demand, each of which are designed to make our working capital structure more efficient. The Company's reported long-term debt is at its lowest level since March 31, 2004 due to the results of reduced working capital and cash efficiencies discussed above and a priority placed on debt reduction.

During the third quarter of Fiscal 2017, the Company entered into an agreement with a third-party to design and implement a new enterprise resource planning ("ERP") system for our Services business. This new system replaces multiple accounting and financial reporting systems, most of which originally were obtained in connection with business acquisitions. This investment is a prudent use of company assets that we expect will provide returns over the investment in a reasonable period of time after implementation and will continue to do so for the foreseeable future. The new ERP system will provide us with better access to new tools that will increase our speed and agility, enhance our customers' experience, standardize the processes of our daily tasks and ultimately provide efficiencies which will improve our bottom line. We expect that our cash, the available unused commitments of the Credit Agreement (hereinafter defined), which are lower than the unused commitments due to a financial covenant, and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments, including the new ERP system, and other cash needs for at least the next 12 months.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	3QYTD17	3QYTD16
Net cash provided by (used for) operating activities	$24,734	$14,874
Net cash provided by (used for) investing activities	$(2,514)	$(7,996)
Net cash provided by (used for) financing activities	$(31,744)	$(13,242)
Net cash provided by (used for) operating activities
Net cash provided by operating activities was $24,734, due primarily to Net loss of $5,261, inclusive of non-cash charges, cash inflows of $10,158, $3,125 and $6,172 for Provision for obsolete inventory, Accounts Receivable, net and Inventory, respectively, partially offset by cash outflows of 8,953 from Costs in excess of billings, compared to net cash provided by operating activities of $14,874 in the same period last year, due primarily to Net loss of $123,354, inclusive of non-cash charges, an increase in Accounts Receivable, net of $11,306 and a decrease in All other liabilities of $25,638. Changes in the above accounts are based on average Fiscal 2017 and Fiscal 2016 exchange rates, as applicable.
Changes in working capital, and particularly changes in Accounts receivable, Costs in excess of billings and Billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.

Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $6,141 compared to $8,124 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and vehicles.
Net cash provided by (used for) financing activities
Long-term debt
Repayment of long-term debt was $25,642 compared to $8,753 in the same period last year.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $0 compared to $2,000 in the same period last year. The Company also made tax payments of $477 compared to $844 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of the repurchase program beginning in April 1999 through December 31, 2016, the Company has repurchased 11,194,933 shares of common stock for an aggregate purchase price of $406,661, or an average purchase price per share of $36.33. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of December 31, 2016, 1,305,067 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted, with certain exceptions, under the Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.00. At December 31, 2016, the Company's leverage ratio was 2.69.
Dividends
The Company made discretionary investments in the form of dividends to its stockholders of $5,290 compared to $4,922 in the prior year. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the Credit Agreement, the Company is permitted to make regular quarterly dividends not exceeding $15,000 per year as long as no Event of Default or Potential Default (as defined in the Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, the Company is permitted to make other distributions or dividends if such event would not violate a 3.00 to 1.00 consolidated leverage ratio under the Credit Agreement.
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

Intangible Assets

Historically, the Company's annual assessment of the recoverability of trademarks and long-lived assets is conducted as of the end of the second quarter of its fiscal year. However, the Company determined it was necessary to extend completion of its assessment process in order to take into account a contemporary outlook for the Company’s business units that are being developed in connection with Fiscal 2018 planning. As a result, it is expected that our annual assessment for these assets will be completed during the fourth quarter of Fiscal 2017.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Credit Agreement which was $93,800 as of December 31, 2016. As of December 31, 2016, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $238 ($146 net of tax) assuming the Company employed no intervention strategies.

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
As of December 31, 2016, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.30 to 1.41 Australian dollar, 1.30 to 1.35 Canadian dollar, 6.63 to 7.07 Danish krone, 0.87 to 0.96 Euro, 18.65 to 18.75 Mexican peso, 8.03 to 8.70 Norwegian kroner, 0.77 to 0.82 British pound sterling, 8.17 to 9.21 Swedish krona, 0.97 to 1.03 Swiss franc and 101.32 to 117.19 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $53,891 and will expire within five months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

We are implementing a new enterprise resource planning (“ERP”) system for our Services business which could result in significant disruptions to our business.
In support of our strategic initiatives to optimize our business, we will begin, in 4Q17, the design and implementation of a new enterprise resource planning (ERP) system for our Services business. This new system replaces multiple accounting and financial reporting systems, most of which originally were obtained in connection with business acquisitions.
Implementation of the new ERP solution will have a significant impact on Services’ business processes, information systems and internal controls. The implementation will require a significant financial investment, meaningful allocation of personnel resources and the coordination of numerous software and system providers, our consultants and our internal teams.
Any failure in the implementation of this new ERP system could adversely affect our ability to timely and accurately report financial information, including the filing of our quarterly or annual reports with the SEC. Such failure could also impact our ability to timely or accurately make payments to our vendors and employees and could also inhibit our ability to invoice and collect from our clients. Data integrity problems or other issues may be discovered which, if not corrected, could impact our business or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of this implementation. If we encounter unforeseen problems with our financial system or related systems, our business, operations and financial systems (including our internal controls) could be adversely affected. In addition, any delay in completing the implementation would result in a delay in realizing the benefits of the new system and result in increased costs. There can be no assurance that the implementation of our new ERP will be successful, or that such implementation or transition will not present unforeseen costs or demands on our management.
Item 6. Exhibits.

Exhibit Number	Description
10.1	Offer Letter between the Company and Anthony J. Massetti dated November 11, 2016 (1)
10.2	Agreement between the Company and Anthony J. Massetti dated November 17, 2016 (1)
10.3	Agreement between the Company and Timothy C. Huffmyer dated November 16, 2016 (1)
21.1	Subsidiaries of the Registrant (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101	Interactive Data File

(1)	Filed with the Form 8-K on November 17, 2016.
(2)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK BOX CORPORATION
Date: February 3, 2017
/s/ ANTHONY J. MASSETTI
Anthony J. Massetti
Senior Vice President, Chief Financial Officer,
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Offer Letter between the Company and Anthony J. Massetti dated November 11, 2016 (1)
10.2	Agreement between the Company and Anthony J. Massetti dated November 17, 2016 (1)
10.3	Agreement between the Company and Timothy C. Huffmyer dated November 16, 2016 (1)
21.1	Subsidiaries of the Registrant (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101	Interactive Data File

(1)	Filed with the Form 8-K on November 17, 2016.
(2)	Filed herewith.