Form 10-K
period 2017-03-31
BLACK BOX CORP
filed 2017-05-11
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2016 (based on closing price of such stock as reported by NASDAQ on such date) was $212,776,808. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of April 14, 2017, there were 14,964,758 shares of common stock, par value $.001 (the "common stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2017 Annual Meeting of Stockholders (the "Proxy Statement") – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2017

PART I

Item 1. Business.

Overview

Black Box Corporation ("Black Box," "we," the "Company," "our" or "us"), founded in 1976, is a leading digital solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. Offerings under our services platform ("Services") include unified communications, data infrastructure and managed services. Offerings under our products platform ("Products") include IT infrastructure, specialty networking, multimedia and keyboard/video/mouse ("KVM") switching. We employed 3,488 and 3,631 employees as of March 31, 2017 and March 31, 2016, respectively.

We participate in the worldwide communications, network infrastructure and managed services markets. The offerings of our Services platform are distributed to these markets primarily through value-added resellers, manufacturers, large system integrators and other technical services companies. The offerings of our Products platform are sold by manufacturers and integrators and are distributed through value-added resellers, direct marketing manufacturers, mass merchandisers, web retailers and others. We believe that we compete well in our markets on the basis of our solution features, technical capabilities, service levels and price.

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

Services and Products Platforms

We have built robust operating platforms that allow us to identify customer needs and then design, source, implement and support the appropriate solutions. Our two platforms for serving customers and generating growth are as follows:

Services Platform
Services is comprised of engineering and design, project management, field service management, network operations centers, our national technology team, national and international sales teams and technology solutions centers which include dedicated sales and engineering resources. The primary services offered through this platform include managed services, infrastructure services (including wired and wireless network solutions, structured cabling and video/AV services), communications lifecycle services, unified communications and data center services.

The Company generates revenues in its Services business from the design, sale and/or installation of new communications and network infrastructure systems, the support of existing systems and moves, adds and changes ("MAC work"). We periodically generate revenues from contracts performed over time that may result in an asset on our balance sheet for multiple periods constituting part of our working capital. We have not experienced significant collectability issues related to such contracts. For the sale and implementation of new communications systems or other major projects, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects for service revenues. Projects account for the majority of Services revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.

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

Products Platform
Under Products, we provide networking solutions through the sale of products for KVM switching, IT infrastructure, specialty networking and multimedia.

Our Products' revenues are generated from sales to key channel partners and system integrators and through a global distribution network. Products sells through a direct sales team as well as through its internet site and catalogs. In order to meet client demand, we keep a moderate level of inventory which consumes part of our working capital. The market for these products is a highly fragmented and competitive. The Company has participated in this market for 40+ years and has earned a reputation for providing high quality products, rapid order fulfillment and free 24/7/365 technical support. The Company's Products revenue is driven both by general information technology spending and capital budgets.

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

Deep organic resources: We have 3,488 team members world-wide, with the experience and certifications to serve our clients with on-site and remote capabilities.

Dedicated sales force: We have a team of approximately 400 direct sales people world-wide.

Strong financial position: We have a stable balance sheet and have generated positive cash flow for 41 consecutive years.

Our fiscal year ends on March 31. References to "Fiscal Year," "Fiscal," or "FY" mean our fiscal year ended March 31 for the year referenced. All dollar amounts are in thousands except for per share amounts or unless otherwise noted. We were incorporated in Delaware in 1976, and our headquarters is near Pittsburgh in Lawrence, Pennsylvania. Our mailing address is 1000 Park Drive, Lawrence, Pennsylvania 15055 and our phone number is (724) 746-5500. Our website is http://www.blackbox.com. Through the Investor Relations section of our website, we make available the following filings as soon as practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. Also available on our website is the Company's Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and the charter of each committee of the Company's Board of Directors (the "Board") each of which is available free of charge.

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

Changes in the information technology industry may result in reduced demand for our solutions. The information technology industry is characterized by rapid technological change and the frequent introduction of new products and solutions and new distribution methods or channels, each of which can decrease demand for current solutions or render them obsolete. In addition, the manner in which clients consume technology is shifting from a capital model to an operating expense model. Changes in the information technology industry and clients desired manner of procuring those solutions may negatively impact the demand for our solutions, which could adversely impact our business, financial condition or results of operations.

We face intense competition. We operate in a highly competitive industry. Our competitors, which include our technology suppliers, certain clients and certain subcontractors, may be able to deliver products and services at better prices or more quickly due to factors beyond our control. New competitors may also emerge in the future, which may threaten our ability to sustain or grow our market share. We cannot guarantee that we can continue to compete effectively in the future and still be able to sustain our current levels of profit margin.

Our investments in new solutions may not be successful. We have recently begun [did we begin these investments?] and expect to continue to invest in new solutions including managed services, IoT and others. The complexity of developing, marketing, selling and supporting these solutions and competition [is there significant competition in these markets?] in the markets for these solutions could make it difficult for us to successfully offer them. Additionally, there is a risk that our clients may not adopt these solutions widely, which would prevent us from realizing expected returns on these investments. If we are unable to market, sell and/or deploy these solutions successfully or profitably, it could adversely impact our business, financial condition or results of operations.

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

We can provide no assurance that we will continue to have adequate liquidity. Although we generate positive cash flow and have access to additional credit, we cannot be certain that our current liquidity situation will be adequate in future periods. We cannot guarantee that we will be able to maintain our positive cash flow position, obtain additional credit or raise additional capital, which may restrict our ability to operate or to pursue new business opportunities in the future.

We are implementing a new enterprise resource planning (“ERP”) system for our Services’ business which could result in significant disruptions to our business. In support of our strategic initiatives to optimize our business, during the fourth quarter of Fiscal 2017, we began the design and implementation of a new enterprise resource planning (ERP) system for our Services business. This new system replaces multiple accounting and financial reporting systems. Implementation of the new ERP solution will have a significant impact on Services’ business processes, information systems and internal controls. The implementation will require a significant financial investment, meaningful allocation of personnel resources and the coordination of numerous software and system providers, our consultants and our internal teams.

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

Disruption or breaches of security to our information technology systems and the misappropriation of our clients’ data could adversely impact our business. Our information technology systems are vulnerable to disruption by forces outside our control. We have taken steps to protect our information technology systems from a variety of internal and external threats, including computer viruses, malware, phishing, social engineering, unauthorized access and other malicious attacks, but there can be no guarantee that these steps will be effective. Any disruption to or infiltration of our information technology systems could adversely impact our business, financial condition or results of operations. In addition, in order to ensure customer confidence in our solutions and services, we may choose to remediate actual or perceived security concerns by implementing further security measures which could require us to expend significant resources. Further, our business may involve the storage and transmission of proprietary, sensitive or confidential information. We have privacy and data security policies in place that are designed to prevent security breaches and confidentiality and data security provisions are standard in our client contracts. However, as newer technologies evolve, our security practices and products may be sabotaged or circumvented by third parties, such as hackers, which could result in disruptions to our clients’ businesses, unauthorized procurement and the disclosure of sensitive corporate information or private personal information. Such breaches in security could damage our reputation and our business; they could also expose us to legal claims, proceedings and liability and to regulatory penalties under laws that protect the privacy of personal information, which could adversely impact our business, financial condition or results of operations.

We rely on third-party companies to perform certain of our obligations to clients, which could impact our business if not performed. We design, install, monitor and maintain systems and network solutions for our clients. We provide certain of those services to our clients through third-party providers who are engaged to perform these services on our behalf. If our third-party services providers fail to provide high-quality services to our clients, or if such services result in a disruption of our clients’ businesses, we could be subject to legal claims, proceedings and liability.

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

Our engagements with our clients are based on estimated pricing terms. If our pricing estimates are incorrect, these engagements could become unprofitable. Most of our client contracts are fixed-price to which we commit before we provide products and/or services to these clients. In pricing such fixed-price client contracts, we are required to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. As a result, the profit that is anticipated at a contract’s inception may not be guaranteed. Our estimates reflect our best judgments about the nature of the engagement and our expected costs in providing the contracted services. However, any increased or unexpected costs, or any unanticipated delays in connection with our performance of these engagements-including delays caused by our third-party providers or by factors outside our control-could make these contracts less profitable or unprofitable and could have an adverse impact on our business, financial condition or results of operations.

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

Our future results will depend on our ability to manage costs effectively. We are continually implementing productivity measures and focusing on improving cost efficiency. We may be unable to realize all expected cost savings in connection with these efforts, and we may incur additional and/or unexpected costs to realize them. Further, we may not be able to sustain any achieved savings in the future. Future results will depend on the success of these efforts.

We are dependent upon the retention of our key personnel. The success of our business depends on our ability to attract and retain quality employees, executives and directors. We offer comprehensive salary and benefit packages including long-term incentives as a means of attracting and retaining personnel. We face pressure to maintain our profit margins and remain competitive in our industry while we compete for personnel in our local markets with a variety of different businesses that may be able to offer more attractive incentives due to their individual financial situations. We cannot guarantee that we will continue to attract and retain personnel with our current incentives and at costs that are consistent with our desired profit margins.

We are dependent upon future mergers and acquisitions, including successful integration, for a portion of our future growth. A key component of our long-term growth strategy is through strategic mergers and acquisitions and our future financial results are dependent upon the successful acquisition and integration of those acquisitions. We may not be successful in our search for potential acquisition candidates that are acceptable for our business model, or we may not be successful in our attempts to acquire new businesses that we have identified as attractive acquisition candidates. We cannot guarantee that we will meet our projected growth targets in the future if we are unsuccessful in our efforts to acquire additional businesses.

Our financial results are dependent on our economic environments. We, our clients or our vendors may experience economic hardships due to inflation or recession, weak economic conditions, uncertainty in global economic conditions, changes in laws and regulations, business disruptions due to natural disasters, acts of terrorism or war or other factors that are beyond our control. These conditions could cause our clients to postpone or reduce spending on technology products and solutions and that could negatively impact our results of operations, financial condition or our ability to meet our future financial goals.

We may not get an adequate return on investment and may be unable to maintain cost savings from our reset initiatives. Company management has undertaken measures to reset the business model and align costs with revenue to improve profitability. The Company believes there is a significant cost savings from such restructuring initiatives and that they will provide a return on investment in a relatively short period of time. However, there can be no assurance that we would realize adequate returns on this investment nor that we would be able to maintain such cost savings in the future.

If we infringe on the intellectual property rights of third parties, we may be subject to costly disputes or indemnification obligations that could adversely impact our business, financial condition or results of operations. We cannot assure you that our activities will not infringe on patents, trademarks or other intellectual property rights owned by others. If we are required to defend ourselves against intellectual property rights claims, we may spend significant time and effort and incur significant litigation costs, regardless of whether such claims have merit. If we are found to have infringed on the patents, trademarks or other intellectual property rights of others, we may also be subject to substantial claims for damages or a requirement to cease the use of such disputed intellectual property, which could have an adverse effect on our operations. Such litigation or claims and the consequences that could follow could distract our management from the ordinary operation of our business and could increase our costs of doing business, resulting in a negative impact on our business, financial condition or results of operations.

Furthermore, third parties may assert infringement claims against our clients for infringement by our products on the intellectual property rights of such third parties. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims. We also generally extend the indemnification granted by our OEMs to our clients for any such infringement. If any of these claims succeed, we may be forced to pay damages on behalf of our clients or may be required to obtain licenses for the products they use, even though our OEMs may in turn be liable for any such damages. Any infringement on the intellectual property rights of third parties could adversely impact our business, financial condition or results of operations.

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

We are exposed to risks from legal proceedings and audits. We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation. We are also subject to intellectual property infringement claims in the ordinary course of our business, which come in the form of cease-and-desist letters, licensing inquiries, lawsuits and other demands. These claims may arise either from the products and services we sell or the business systems and products we use to sell the products and services. In our industry, such claims have become more frequent with the increasing complexity of technological products. In fact, many of these assertions are brought by Non-Practicing entities, whose principal business model is to secure patent licensing revenue. Because of our significant sales to public sector clients, we are also subject to audits by federal, state and local authorities. From time to time, we receive subpoenas and other requests for information from various government authorities. We may also be subject to audits by various vendor partners and large clients, including government agencies, pursuant to certain purchase and sale agreements. Further, we may be required to indemnify our vendor partners and our clients from claims brought by third parties under certain agreements. Current and future litigation, infringement claims, governmental proceedings, audits or indemnification claims may result in substantial costs and expenses and regardless of the outcome, significantly divert the attention of our management, which could adversely impact our business, financial condition or results of operations.

Changes in accounting rules could adversely affect our future financial results. We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the SEC, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. Products and services and the manner in which they are bundled (including the payment terms for such bundled products and services) are technologically complex and the characterization of these products and services require judgment to apply revenue recognition policies. Any mischaracterization of these products and services could result in misapplication of revenue recognition policies. Future periodic assessments required by current or new accounting standards may result in noncash changes and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence our clients’ decision to purchase from us or to finance transactions with us, which could adversely impact our business, financial condition or results of operations.

Increased costs of labor and employee health and welfare benefits may adversely impact our results of operations. Given our large number of team members, labor-related costs represent a significant portion of our expenses. An increase in labor costs (for example, as a result of increased competition for skilled labor) or employee benefit costs (such as health care costs or otherwise) could adversely impact our business, financial condition or results of operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company
Eslie C. Sykes	56	President and Chief Executive Officer
David J. Russo	58	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)
Ronald Basso	57	Executive Vice President of Business Development, General Counsel & Secretary

The following is a biographical summary of the experience of the executive officers of the Company:

ESLIE C. SYKES, 56, was named President and Chief Executive Officer on February 29, 2016. Mr. Sykes was employed by Flextronics International Ltd. (an international supply chain solutions company) from 1999 to 2013. He advanced from General Manager to Executive Officer and Group President of the Industrial and Emerging Products Group.  Following his career at Flextronics, Mr. Sykes was President and CEO of Switch Lighting (an LED lighting company) from 2013 to 2014.  After leaving Switch Lighting, Mr. Sykes was a consultant and investor and served on boards of private, public-private and educational endeavors.

DAVID J. RUSSO, 58, was named Senior Vice President, Chief Financial Officer and Treasurer (and, in those roles, he serves as the Company's principal financial officer and principal accounting officer) on April 24, 2017. Mr. Russo most recently served as the Senior Vice President, Chief Financial Officer and Treasurer of L. B. Foster Company since 2002. He previously served as Corporate Controller of WESCO International Inc. from 1999 to 2002.

RONALD BASSO, 57, was named Executive Vice President of Business Development, General Counsel and Secretary on January 28, 2013. Mr. Basso was a shareholder of the law firm of Buchanan Ingersoll & Rooney PC, which he joined in 1985, where he served as the Company's lead engagement partner.

Directors of the Registrant

The following sets forth certain information concerning the members of the Board:

CYNTHIA J. COMPARIN, 58, was elected as a director on October 31, 2016. Ms. Comparin was the founder and CEO of Animato Technologies Corporation, a private company providing business and technology solutions to enterprise clients for almost 20 years. Prior to establishing Animato, Ms. Comparin created and was President of Alltel's Enterprise Network Services Division, providing consulting, integration and operations services to worldwide customers.

RICHARD L. CROUCH, 70, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm on July 2, 2004.

RICHARD C. ELIAS, 63, was selected to be a director on November 3, 2014. Mr. Elias retired from PPG Industries, Inc. ("PPG"), a global supplier of paints, coatings, optical products, specialty materials, chemicals, glass and fiber glass in April 2014. Prior to his retirement, Mr. Elias served as the Senior Vice President - Optical and Specialty Materials of PPG from 2008 to 2014, and Vice President, Optical Products of PPG from 2000 to 2008. Mr. Elias also served as the President, and then Chief Executive Officer, of Transitions Optical, Inc., a subsidiary and then joint venture of PPG, from 1995 to 2014. Mr. Elias is a director of Universal Display Corporation.

THOMAS W. GOLONSKI, 74, was selected to be a director on February 11, 2003 and was elected by our stockholders on August 12, 2003. Mr. Golonski served as Chairman, President and Chief Executive Officer of National City Bank of Pennsylvania and Executive Vice President of National City Corporation from 1996 to 2005. He retired from National City in 2005. He is a director of several educational and health care organizations and active in other charitable organizations.

THOMAS G. GREIG, 69, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Senior Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc. and a privately-held company.

JOHN S. HELLER, 63, was selected to be a director on March 27, 2013 and was elected by our stockholders on August 6, 2013. Mr. Heller retired from Caterpillar Inc., a manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives, in February 2012. He held a number of positions of increasing responsibility at Caterpillar during a 38-year career, last serving as Vice President and Chief Information Officer for the last 5 years.

WILLIAM H. HERNANDEZ, 69, was selected to be a director on December 3, 2009 and was elected by our stockholders on August 10, 2010. Mr. Hernandez was the Senior Vice President, Finance and Chief Financial Officer of PPG Industries, Inc. (“PPG”), a global supplier of paints, coatings, optical products, specialty materials, chemicals, glass and fiber glass, from 1995 until he retired on October 15, 2009. Prior to assuming those duties in 1995, he served as PPG’s Controller from 1990 to 1994 and as Vice President and Controller from 1994. From 1974 until 1990, he held a number of positions at Borg-Warner Corporation, a supplier of motor vehicle parts and systems. He is a Certified Management Accountant and a director of Albermarle Corporation, Northrop Grumman Corporation and USG Corporation, all publicly-held companies.

ESLIE C. SYKES, 56, was named President and Chief Executive Officer on February 29, 2016. Mr. Sykes was employed by Flextronics International Ltd. (an international supply chain solutions company) from 1999 to 2013. He advanced from General Manager to Executive Officer and Group President of the Industrial and Emerging Products Group.  Following his career at Flextronics, Mr. Sykes was President and CEO of Switch Lighting (an LED lighting company) from 2013 to 2014.  After leaving Switch Lighting, Mr. Sykes was a consultant and investor and served on boards of private, public-private and educational endeavors.

JOEL T. TRAMMELL, 52, was selected to be a director on March 27, 2013 and was elected by our stockholders on August 6, 2013. Mr. Trammell is the founder and Chief Executive Officer of Khorus, Inc., a provider of software-based management systems, since 2013. He also has been a Managing Partner of Lone Rock Technology Group, a private equity firm, and Lake Austin Advisors, a hedge fund, since 2011. He was a founder and the Chief Executive Officer of CacheIQ, Inc., a network computing company, from June 2010 until it was acquired by NetApp, Inc. in November 2012. Previously, he was a founder and served as the Chief Executive Officer of NetQoS, Inc., a network management software and services company, from June 2000 to November 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information
The common stock is traded on NASDAQ under the symbol "BBOX" and has been assigned to the NASDAQ Global Select tier. As of March 31, 2017, 26,653,512 shares of the common stock were issued, of which 11,693,833 shares were held in treasury, resulting in 14,959,679 shares outstanding at that date.

The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low
Fiscal 2017
1st Quarter	$15.10	$11.84
2nd Quarter	14.79	12.73
3rd Quarter	16.90	11.30
4th Quarter	15.65	8.50
Fiscal 2016
1st Quarter	$21.62	$19.48
2nd Quarter	20.40	14.09
3rd Quarter	16.35	8.48
4th Quarter	14.77	6.84

On April 14, 2017, the last reported sale price of the common stock was $9.40 per share.

Dividend Policy
Cash dividends of $0.12 per share of common stock declared during Fiscal 2017 were paid on each of July 15, 2016, October 14, 2016, January 13, 2017 and April 14, 2017. Cash dividends of $0.11 per share of common stock declared during Fiscal 2016 were paid on each of July 10, 2015, October 9, 2015, January 8, 2016 and April 14, 2016. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company.

Under the New Credit Agreement dated as of May 9, 2016, the Company is permitted to make regular quarterly dividends not exceeding $15,000 per year as long as no Event of Default or Potential Default (as defined in the New Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, the Company is permitted to make other distributions or special dividends if such event would not violate a 3.00 to 1.00 consolidated leverage ratio under the New Credit Agreement.

Stockholders
As of March 31, 2017, there were 832 holders of record of the common stock.

Equity Plan Compensation Information:
See the information set forth under the caption "Equity Plan Compensation Information" in the Proxy Statement, which is incorporated by reference into Item 12 of Part III of this Annual Report.

Issuance of Unregistered Securities:
There were no issuances of unregistered securities by the Company during the three-month period ended March 31, 2017.

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 29, 2017	—	$—	—	1,305,067
January 30, 2017 to February 26, 2017	197,918	$9.90	197,918	1,107,149
February 27, 2017 to March 31, 2017	—	$—	—	1,107,149
Total	197,918	$9.90	197,918	1,107,149
As of March 31, 2017, 1,107,149 shares were available under repurchase programs approved by the Board. This repurchase program has no expiration date and none of the Company's prior repurchase programs were terminated prior to the full repurchase of the authorized amount.
Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the New Credit Agreement (defined below), the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the New Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted, with certain exceptions, under the New Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.00. At March 31, 2017, the Company's leverage ratio was 2.41.

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

	Fiscal
	2017	2016	2015	2014	2013
Statements of Operations
Revenues	$855,731	$912,655	$992,444	$971,674	$997,786
Gross profit	242,960	270,337	302,269	303,582	319,930
Operating income (loss)[1]	(1,319)	(187,825)	28,574	(108,392)	56,269
Net income (loss)[1]	(7,051)	(171,102)	15,342	(115,873)	28,806
Basic earnings (loss) per share	(0.47)	(11.18)	1.00	(7.33)	1.73
Diluted earnings (loss) per share	(0.47)	(11.18)	0.99	(7.33)	1.73
Dividends per share	0.48	0.44	0.40	0.36	0.32
Balance Sheet Data (at end of period)
Working capital [2]	$91,134	$129,048	$151,488	$175,692	$184,229
Total assets	427,117	475,794	686,259	712,029	878,001
Long-term debt	88,782	119,663	137,267	160,429	187,648
Stockholders’ equity	141,649	156,233	337,111	351,117	482,247
1 Includes goodwill impairment loss of $191,644 and $154,429 for Fiscal 2016 and Fiscal 2014, respectively.
2 Working capital is computed as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The discussion and analysis for the fiscal years ended March 31, 2017, 2016 and 2015 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to "Fiscal Year," "Fiscal," or "FY" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.

The Company
Black Box is a leading digital solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms that it has built over its 41-year history.
Our Services platform is comprised of engineering and design, project management, field service management, network operations centers, our national technology team, national and international sales teams and technology solutions centers which include dedicated sales and engineering resources. The primary services offered through this platform include managed services, infrastructure services (including wired and wireless network solutions, structured cabling and video/AV services), communications lifecycle services, unified communications and data center services.
The Company generates revenues in its Services business from the design, sale and/or installation of new communications and network infrastructure systems, the support of existing systems and moves, adds and changes ("MAC work"). We periodically generate revenues from contracts performed over time that may result in an asset on our balance sheet for multiple periods constituting part of our working capital. We have not experienced significant collectability issues related to such contracts. For the sale and implementation of new communications systems or other major projects, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects for service revenues. Projects account for the majority of Services revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.

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
The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At March 31, 2017, the Company's total backlog, which relates primarily to Services, was $306,615, of which $219,104 is expected to be completed within the next twelve months.
Under our Products platform, we provide networking solutions through the sale of products for KVM switching, IT infrastructure, specialty networking and multimedia.
Our Products' revenues are generated from sales to key channel partners and system integrators and through a global distribution network. Products sells through a direct sales team as well as through its internet site and catalogs. In order to meet client demand, we keep a moderate level of inventory which consumes part of our working capital. The market for these products is a highly fragmented and competitive. The Company has participated in this market for 40+ years and has earned a reputation for providing high quality products, rapid order fulfillment and free 24/7/365 technical support. The Company's Products revenue is driven both by general information technology spending and capital budgets.

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

Fiscal 2017 vs Fiscal 2016 Summary

	FY17	FY16	% Change
Revenues	$855,731	$912,655	(6)%
Gross profit margin	28.4%	29.6%	(4)%
Operating income (loss) margin	(0.2)%	(20.6)%	n/m
Diluted earnings (loss) per share	$(0.47)	$(11.18)	n/m
Net cash provided by (used for) operating activities	$39,930	$37,202	7%
n/m = not meaningful

Diluted loss per share was $0.47 compared to Diluted loss per share of $11.18 in the same period last year as a result of:

•
a $56,924 decrease in Revenues as a result of a decrease in Service Revenues, primarily due to a decrease in our core commercial revenues in North America Services as a result of less than normal focus on sales as a result of multiple transformational activities including but not limited to a commercial sales organization realignment and an ERP consolidation project and a decrease in Products Revenues due to a decrease in North America Products as a result of lower volumes of large orders, a change in sales leadership and lower demand for legacy data networking products, partially offset by an increase in government revenues within North America Services after nearly four fiscal years of revenue declines,

•
a $27,377 decrease in Gross profit as a result of the decrease in Revenues in North America Services and North America Products noted above and a decrease in Gross profit margin. During Fiscal 2017, the Company recorded an Inventory impairment loss of $9,137 ($2,810 in North America Products due to a write-down to lower of cost or market as a result of specific legacy networking product discontinuation and excess inventory given the current demand outlook and $6,327 in North America Services due to a write-down to lower of cost or market as a result of excess inventory given current demand in commercial services). During Fiscal 2016, the Company recorded an Inventory impairment loss of $5,953 ($2,192 in North America Products to a write-down to lower of cost or market as a result of a product line discontinuation and $3,791 in North America Services due to write-down to lower of cost or market as a result of excess inventory given current lower than expected service revenue levels),

•
a $21,261 decrease in Selling, general and administrative expenses which was primarily the result of a $1,175 gain on the sale of a facility in 2Q17, decreases of $455, $4,119 and $2,043 for stock-based compensation, restructuring expense and Accounts Receivable impairment loss, respectively, a decrease in investments for the operations transformation and infrastructure, lower operating costs due to cost reduction initiatives and cost savings from restructuring during the first nine months of Fiscal 2016, partially offset by $820 of additional depreciation,

•
a $191,650 decrease in asset impairment loss (including $191,644 of goodwill impairment loss and $542 of intangibles impairment loss in FY16, partially offset by $536 for fixed asset write-offs in 2Q17),

•	a $357 decrease in Interest expense, net, resulting from a decrease in weighted-average outstanding debt,

•
a $23,739 increase in Provision (benefit) for income taxes and a decrease in the effective rate from 11.4% to (33.2)% due to the prior year goodwill impairment and the associated benefit for tax deductible goodwill, the reduction of deferred tax assets associated with equity awards, and the mix of income across various taxing jurisdictions, and

•	a 226 decrease in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases.
Net cash provided by operating activities was $39,930 which included Net loss of $7,051 and positive cash from working capital of $10,694, an increase of 7% compared to $37,202, which included Net loss of $171,102 and positive cash from working capital of $7,153, in the same period last year. The year-over-year increase in Net cash provided by operating activities was primarily due to the timing of working capital items.
In Fiscal 2017, the Company’s Revenues declined by 6% which was primarily driven by lower revenue levels in the commercial business within North America Services and North America Products partially offset by growth in the federal business within North America Services. The decline in the commercial business within North America Services is due to continued decline within the legacy unified communications business, which we expect will continue for the foreseeable future, and multiple transformational activities including but not limited to a commercial sales organization realignment and an ERP consolidation project. The decline in North America Products is due to lower volumes of large orders, a change in sales leadership and lower demand for legacy data networking products. The success in the federal business within North America Services is due to activities in the past couple of years to reposition that business in the market to focus on client-desired outcomes, a proven model that we look to roll out to all of our business units.

During Fiscal 2017, our gross profit was negatively impacted by an Inventory impairment loss that resulted from product discontinuation and excess inventory given the current demand outlook. Such actions are part of our focus on maximizing asset utilization and working capital efficiencies and these reductions will increase cost efficiency in future periods. Our operating profit was positively impacted by lower goodwill impairment loss, compensation (resulting from the right-sizing of our costs to expected revenues), consulting fees related to the sales and operations transformation, restructuring expenses, facilities-related expenses, accounts receivable losses and travel-related expenses, partially offset by additional investments for the integration of the international support organization, strategy consulting and the US-based ERP project.

Also during Fiscal 2017, we focused on strengthening our balance sheet to enable investments for long-term sustainable growth. Specifically, we reduced cash, inventory and debt and we ended the year with the lowest working capital in many years. In addition, we posted steady cash flow from operations, which is a staple of this Company.

In Fiscal 2018, we are focused on the US-based ERP project, which we anticipate will provide us with better access to new tools that will increase our speed and agility, enhance our customers' experience, standardize the processes of our daily tasks and ultimately provide efficiencies that will improve our bottom line. In addition, we are focused on monetizing the opportunities that are expected to be made available through the internet of things and will work to implement our strategy and develop additional growth initiatives for the Company.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income (loss) amounts in the table below are presented on a basis consistent with accounting principles generally accepted in the United States.

	FY17	FY16	% Change	FY16	FY15	% Change
Revenues
North America Products	$73,728	$84,654	(13)%	$84,654	$85,205	(1)%
International Products	$81,214	$81,882	(1)%	$81,882	$91,614	(11)%
Products	$154,942	$166,536	(7)%	$166,536	$176,819	(6)%
North America Services	$672,036	$715,839	(6)%	$715,839	$785,681	(9)%
International Services	$28,753	$30,280	(5)%	$30,280	$29,944	1%
Services	$700,789	$746,119	(6)%	$746,119	$815,625	(9)%
Total Revenues	$855,731	$912,655	(6)%	$912,655	$992,444	(8)%
Gross profit
North America Products	$31,193	$35,643	(12)%	$35,643	$36,082	(1)%
% of Revenues	42.3%	42.1%	—%	42.1%	42.3%	—%
International Products	$32,460	$33,350	(3)%	$33,350	$37,662	(11)%
% of Revenues	40.0%	40.7%	(2)%	40.7%	41.1%	(1)%
Products	$63,653	$68,993	(8)%	$68,993	$73,744	(6)%
% of Revenues	41.1%	41.4%	(1)%	41.4%	41.7%	(1)%
North America Services	$173,128	$194,401	(11)%	$194,401	$220,469	(12)%
% of Revenues	25.8%	27.2%	(5)%	27.2%	28.1%	(3)%
International Services	$6,179	$6,943	(11)%	$6,943	$8,056	(14)%
% of Revenues	21.5%	22.9%	(6)%	22.9%	26.9%	(15)%
Services	$179,307	$201,344	(11)%	$201,344	$228,525	(12)%
% of Revenues	25.6%	27.0%	(5)%	27.0%	28.0%	(4)%
Total Gross Profit	242,960	270,337	(10)%	270,337	302,269	(11)%
% of Revenues	28.4%	29.6%	(4)%	29.6%	30.5%	(3)%
Operating income (loss) (1)
North America Products	$354	$(34,654)	n/m	$(34,654)	$4,564	n/m
% of Revenues	0.5%	(40.9)%	n/m	(40.9)%	5.4%	n/m
International Products	$895	$(3,781)	n/m	$(3,781)	$(277)	n/m
% of Revenues	1.1%	(4.6)%	n/m	(4.6)%	(0.3)%	n/m
Products	$1,249	$(38,435)	n/m	$(38,435)	$4,287	n/m
% of Revenues	0.8%	(23.1)%	n/m	(23.1)%	2.4%	n/m
North America Services	$(3,904)	$(143,967)	n/m	$(143,967)	$22,195	n/m
% of Revenues	(0.6)%	(20.1)%	n/m	(20.1)%	2.8%	n/m
International Services	$1,336	$(5,423)	n/m	$(5,423)	$2,092	n/m
% of Revenues	0.2%	(0.7)%	n/m	(0.7)%	0.3%	n/m
Services	$(2,568)	$(149,390)	n/m	$(149,390)	$24,287	n/m
% of Revenues	(0.4)%	(20.0)%	n/m	(20.0)%	3.0%	n/m
Total Operating Income (loss)	(1,319)	(187,825)	n/m	(187,825)	28,574	n/m
% of Revenues	(0.2)%	(20.6)%	n/m	(20.6)%	2.9%	n/m
n/m = not meaningful
(1) These results include goodwill impairment loss of $36,901, $5,348, $142,229 and $7,166 for North America Products, International Products, North America Services and International Services, respectively, for Fiscal 2016.

Fiscal 2017 vs Fiscal 2016
Total Revenues were $855,731, a decrease of 6% when compared to Total Revenues of $912,655 in the same period last year. Products Revenues were $154,942, a decrease of 7% compared to Products Revenues of $166,536 in the same period last year primarily due to a decrease in North America Products as a result of lower volumes of large orders, a change in sales leadership and lower demand for legacy data networking products along with relatively consistent International Products revenues. Services Revenues were $700,789, a decrease of 6% compared to Services Revenues of $746,119 in the same period last year primarily due to a decrease in commercial revenues, specifically unified communications, in North America Services as a result of lower demand and less than normal focus on sales as a result of multiple transformational activities including but not limited to a commercial sales organization realignment and an ERP consolidation project partially offset by an increase in commercial revenues in North America Services, specifically infrastructure, and an increase in government revenues after nearly four fiscal years of revenue declines. The success in the government business within North America Services is due to activities in the past couple of years to reposition that business in the market to focus on client-desired outcomes, a proven model that we look to roll out to all of our business units.
Total Gross profit margin was 28.4%, a decrease of 4% compared to Total Gross profit margin of 29.6% in the same period last year. Products Gross profit margin was 41.1%, which included $2,810 of Inventory impairment loss in North America Products, a decrease of 0.8% compared to Products Gross profit margin of 41.4%, which included $2,192 of Inventory impairment loss in North America Products, in the same period last year. Services Gross profit margin was 25.6%, which included $6,327 of Inventory impairment loss, a decrease of 5.2% from 27.0%, which included $3,761 of Inventory impairment loss related to commercial services within North America Services, in the same period last year. Gross Profit for our commercial and federal clients have been negatively impacted by project mix and lower gross margins on successful contract awards.
Total Operating loss margin was 0.2%, an increase compared to Total Operating loss margin of 20.6% in the same period last year. Product Operating profit margin was 0.8%, an increase compared to Product Operating loss margin of 23.1% in the same period last year, primarily due to a decrease in goodwill impairment loss of $42,249 ($36,901 in North America Products and $5,348 in International Products), a decrease in restructuring expense of $2,137 and a decrease in stock-based compensation of $447, partially offset a decrease in gross profit of $5,340, an increase in Inventory impairment loss of $618 and an increase in Intangible asset amortization of $416. Service Operating loss margin was 0.4%, an increase compared to Service Operating loss margin of 20.0% in the same period last year, primarily due to a decrease in goodwill and intangible asset impairment loss of $149,937 ($142,771 in North America Services and $7,166 in International Services), cost savings from restructuring during Fiscal 2016 and Fiscal 2017 and cost control programs that were implemented during Fiscal 2017, a decrease in restructuring expense of $2,406, a decrease in Accounts Receivable impairment loss of $2,043, a decrease in CEO transition costs of $1,240 and a decrease in Intangible asset amortization of $1,388, partially offset a decrease in gross profit of $22,037, an increase in Inventory impairment loss of $2,566 and an increase in depreciation expense of $528.
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

Total Gross profit margin was 29.6%, a decrease of 2.7% compared to Total Gross profit margin of 30.5% in the same period last year. Products Gross profit margin was 41.4%, which included $2,192 of Inventory impairment loss due to a non-recurring writedown to lower of cost or market as a result of a product line discontinuation, a decrease of 0.7% compared to Products Gross profit margin of 41.7% in the same period last year, primarily due to cost efficiency programs in North America Products offset by higher product costs due to the strength of the U.S. Dollar and project mix in International Products. Services Gross profit margin was 27.0%, which included $3,791 of Inventory impairment loss due to a non-recurring write-down to lower of cost or market as a result of excess inventory given current lower than expected service revenue levels, a decrease of 3.7% compared to Services Gross profit margin of 28.0% in the same period last year, which included $3,067 of unanticipated costs required to complete a fixed price contract, which decreased gross profit margin by 0.7%, in the same period last year primarily due to project mix.

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

Interest expense, Other expense and Income Taxes

	FY17	FY16	% Change	FY16	FY15	% Change
Interest expense, net	$4,355	$4,712	(8)%	$4,712	$4,416	7%
% of Revenues	0.5%	0.5%	—%	0.5%	0.4%	25%
Provision (benefit) for income taxes	$1,757	$(21,982)	n/m	$(21,982)	$8,246	n/m
Effective income tax rate	(33.2)%	11.4%	n/m	11.4%	35.0%	(67)%
n/m = not meaningful
Fiscal 2017 vs Fiscal 2016
Interest expense was $4,355, a decrease of 8% compared to Interest expense of $4,712 in the same period last year primarily as a result of lower interest due to lower average debt partially offset by a higher interest rate. Interest expense as a percent of Revenues was 0.5%, consistent with 0.5% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $127,727 and 2.6%, respectively, compared to $158,256 and 2.0% in the same period last year.
Provision for income taxes was $1,757, compared to a benefit from income taxes of $21,982 in the same period last year. The effective income tax rate was (33.2)%, a decrease compared to the effective income tax rate of 11.4% in the same period last year. The effective income tax rate decrease from 11.4% to (33.2)% was primarily due to the prior year goodwill impairment and the associated benefit for tax deductible goodwill, the reduction of deferred tax assets associated with equity awards, and the mix of income across various taxing jurisdictions.
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

Liquidity and Capital Resources
Overview
A majority of our revenue is generated through individual sales of products and services. Less than 20% of our revenue is generated from long-term support contracts. We depend on repeat client business, as well as our ability to develop new client business, to sustain and grow our revenue. Most significant orders are subject to a competitive bidding process and, generally, competition can be significant for such new orders. Our business model provides us with flexibility in terms of capital expenditures and other required operating expenses. For the foreseeable future, with the exception of Fiscal 2018 since we are expecting more capital expenditures as a result of the ERP migration, we expect to continue to generate net cash provided by operating activities that exceeds our capital expenditures and other required operating expenses and will be available for discretionary investments.

We seek to allocate company resources in a manner that will enhance per share results. Historically, our discretionary investments include: investments in growth programs and infrastructure, strategic acquisitions of high quality growth-oriented companies, a return to our stockholders through dividends and common stock repurchases and repaying our debt.

Liquidity Position
The following is a summary of our capitalization and liquidity position.

	FY17	FY16	FY15
Cash and cash equivalents	$14,247	$23,497	$23,534
Working Capital	$91,134	$129,048	$151,488
Long-term debt	$88,782	$119,663	$137,267
Stockholders’ equity	$141,649	$156,233	$337,111
Unused commitment of the Credit Agreement (1)	$106,750	$176,550	$259,950
(1) On April 6, 2016 and April 16, 2015, both of which were subsequent to March 31 for the applicable fiscal year end, the Company voluntarily reduced the unused commitments of the Credit Agreement by $100,000. The FY17 unused commitment relates to the New Credit Agreement.
We expect that our cash, the available unused commitments of the New Credit Agreement, which are lower than the unused commitments due to a financial covenant, and net cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, dividend program, potential stock repurchases, potential future acquisitions or strategic investments and other cash needs for at least the next twelve months.
The Company reduced its cash balance by 39% since March 31, 2016 as a result of more efficient usage of international cash balances. We do not expect any further significant reduction in the amount of cash on our balance sheet because we are limited by a combination of factors such as protected currencies, adverse tax impacts and other operating needs or requirements. The Company's reported working capital is at its lowest level since March 31, 2006 due to an increased focus around a reduction of working capital, including a reduction of safety stock levels and an updated evaluation of on hand inventory levels based on expected demand, each of which are designed to make our working capital structure more efficient. The Company's reported long-term debt is at its lowest level since March 31, 2004 due to the results of reduced working capital and cash efficiencies discussed above and a priority placed on debt reduction.

Sources and Uses of Cash

The following is a summary of our sources and uses of cash.

	FY17	FY16	FY15
Net cash provided by (used for) operating activities	$39,930	$37,202	$46,498
Net cash provided by (used for) investing activities	$(3,430)	$(11,088)	$(9,087)
Net cash provided by (used for) financing activities	$(45,565)	$(27,664)	$(41,197)

Net cash provided by (used for) operating activities
Net cash provided by operating activities for Fiscal 2017 was $39,930, due primarily to Net loss of $7,051, inclusive of non-cash charges, decreases in Accounts receivable of $8,126 and Inventory of $6,322, and an increase in Accounts payable of $12,489, partially offset by increases in Costs/estimated earnings in excess of billings on uncompleted contracts of $5,538 and All other assets of 1,723 and decreases in Billings in excess of costs/estimated earnings on uncompleted contracts of $3,853 and All other liabilities of $5,129. Net cash provided by operating activities for Fiscal 2016 was $37,202, due primarily to Net loss of $171,102, inclusive of non-cash charges, decreases in Accounts Receivable of $7,819, Inventory of $4,048, and Costs/estimated earnings in excess of billings on uncompleted contracts of $12,682 and an increase in Billings in excess of costs/estimated earnings on uncompleted contracts of $4,035, partially offset by decreases in Accounts payable of $7,568 and All other liabilities of $13,582. Net cash provided by operating activities for Fiscal 2015 was $46,498, due primarily to Net loss of $15,342, inclusive of non-cash charges, an increase in All other liabilities of $8,103 and a decrease in Costs/estimated earnings in excess of billings on uncompleted contracts of $9,892, partially offset by an increase in All other assets of $14,152.
Changes in working capital, and particularly changes in accounts receivable, costs in excess of billings and billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $7,167 in Fiscal 2017 compared to $10,477 and $8,515 for Fiscal 2016 and Fiscal 2015, respectively, which related primarily to information technology infrastructure, computer hardware and software and vehicles. The Company disposed of certain facilities in Fiscal 2017 resulting in $3,737 of cash receipts which was used to help fund the Company's transformational activities. There were no such facility disposals in Fiscal 2016 and Fiscal 2015.
Acquisitions
The Company made investments of $0 in Fiscal 2017 compared to $0 and $780 for Fiscal 2016 and Fiscal 2015, respectively.
Net cash provided by (used for) financing activities
Long-term debt
Repayment of long-term debt was $31,319 in Fiscal 2017 compared to $17,788 and $24,475, for Fiscal 2016 and Fiscal 2015, respectively, all of which was funded by cash flow provided by operations.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $1,960 in Fiscal 2017 compared to $6,300 and $6,987 for Fiscal 2016 and Fiscal 2015, respectively. The Company also made tax payments of $515 in Fiscal 2017 compared to $854 and $1,089 for Fiscal 2016 and Fiscal 2015, respectively, related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of the repurchase program beginning in April 1999 through March 31, 2017, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of March 31, 2017, 1,107,149 shares were available under most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the New Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the New Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the New Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.00. At March 31, 2017, the Company's leverage ratio was 2.41.
Dividends
The Company made discretionary investments in the form of dividends to its shareholders of $7,109 in Fiscal 2017 compared to $6,617 and $6,034 for Fiscal 2016 and Fiscal 2015, respectively. While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company’s Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the New Credit Agreement, the Company is permitted to make regular quarterly dividends not exceeding $15,000 per year as long as no Event of Default or Potential Default (as defined in the New Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, the Company is permitted to make other distributions or special dividends if such event would not violate a 3.00 to 1.00 consolidated leverage ratio under the New Credit Agreement.
Credit Agreement
On March 23, 2012, the Company entered into a Credit Agreement with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement was set to expire on March 23, 2017 prior to being refinanced. Borrowings under the Credit Agreement were permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015 and again voluntarily reduced to $200,000 effective as of April 6, 2016, and included up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $200,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $200,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrued, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA).
On May 9, 2016, the Company refinanced the above-mentioned $200,000 credit facility pursuant to a new credit agreement (the "New Credit Agreement") with PNC Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain other lender parties. The New Credit Agreement expires on May 9, 2021. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $200,000, and includes up to $15,000 of swing-line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $50,000 and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) a Base Rate Option equal to the highest of (i) the federal funds open rate, plus fifty (50) basis points (0.5%), (ii) the bank’s prime rate, and (iii) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 0% to 1.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.00% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and interest coverage ratios. The Company’s obligations under the New Credit Agreement are secured by substantially all of the assets of the Company’s material direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States and are guaranteed by such domestic subsidiaries. As of March 31, 2017, the Company was in compliance with all covenants under the New Credit Agreement.

Contractual Obligations
The Company has various contractual obligations and commitments to make future payments including those arising under its debt agreements, operating and capital lease obligations and discounted lease rental commitments.

The following table summarizes significant contractual obligations and commitments of the Company as of March 31, 2017. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of March 31, 2017:

	Payments Due by Period [1]
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$—	$—	$88,400	$—	$88,400
Interest expense on long-term debt	2,339	7,018	244	—	9,601
Purchase obligations [2]	20,896	17,126	1,519	—	39,541
Capital lease obligations	964	371	11	—	1,346
Operating lease obligations	8,578	8,830	2,894	1,575	21,877
Total contractual obligations	$32,777	$33,345	$93,068	$1,575	$160,765
1 Not included in the above table are potential cash obligations of $13,835 associated with an unfunded pension liability due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligation.

2As previously disclosed, the Company entered into an agreement with a third-party to design and implement a new enterprise resource planning ("ERP") system for our Services business. This new system replaces multiple accounting and financial reporting systems, most of which originally were obtained in connection with business acquisitions. In connection with the agreement noted above, the Company is committed to $13,403 over the next three years, of which $9,803 is expected to be paid in the next twelve months.

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding under the Company's credit facility and the weighted-average interest rate in effect as of March 31, 2017.

As of March 31, 2017, the Company had potential commercial commitments under letters of credit of $4,850, which expire within the next twelve months.

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

Deferred Income Taxes
The Company records deferred income tax assets and liabilities in its Consolidated Balance Sheets related to events that impact the Company’s financial statements and tax returns in different periods. Deferred tax asset and liability balances are computed by identifying differences between the book basis and tax basis of assets and liabilities ("temporary differences") which are multiplied by the current tax rate. A valuation allowance is provided on deferred tax assets if determined that it is more likely than not that the asset will not be realized. The Company considers all available evidence, both positive and negative, in assessing the need for a valuation allowance in each taxing jurisdiction. The evidence considered in evaluating deferred tax assets includes but is not limited to cumulative financial income over the three-year period ended March 31, 2017, excluding significant one-time charges for impairment (goodwill and other), the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax, and subjective projected future income.

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

The Company recorded non-cash, pre-tax goodwill impairment losses of $191,644 (consisting of $36,901, $142,229, $5,348 and $7,166 in its North America Products, North America Services, International Products and International Services reporting units, respectively) during Fiscal 2016 which reduced the net book value of goodwill to $0. There were no goodwill impairment losses during Fiscal 2015.

Long-Lived Assets other than Goodwill
The Company conducts its annual indefinite-lived intangible asset impairment assessment during the third quarter of its fiscal year using data as of the end of the second quarter of its fiscal year. For both indefinite-lived intangible assets and long-lived assets (definite-lived assets and property, plant and equipment), the Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. As previously disclosed, the Company delayed its indefinite-lived intangible asset impairment assessment until the fourth quarter of Fiscal 2017 in order to take into account a contemporary outlook for its business units in connection with planning for the fiscal year ending March 31, 2018. This annual assessment yielded that there was no impairment for its indefinite-lived intangible assets. However, the excess of the fair value over carrying amount was $4,137 and $6,527 for North America Products and North America Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would decrease the fair value of the reporting units by $593 and $2,643 for North America Products and North America Services, respectively. Future events that could result in an interim assessment of the recoverability for these indefinite-lived intangible assets include, but are not limited to: (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company's overall business and (iii) significant negative industry or economic trends. There were no events or changes in circumstances that indicate the carrying amount of long-lived assets (definite-lived intangibles and property, plant and equipment) are not recoverable.

During Fiscal 2016, the Company recorded an impairment loss of $542 for indefinite-lived asset impairment to reduce book value to fair value which is recorded in Asset impairment loss within the Company’s Consolidated Statements of Operations. The fair value of Trademarks was determined using an income approach that included level 3 inputs. There was no asset impairment during Fiscal 2015.

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

Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2017, Fiscal 2016 or Fiscal 2015 that had a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASC Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09"), with amendments in 2015 and 2016, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09.

Given the work required to implement the recognition and disclosure requirements under the new standard, the Company has made progress in Fiscal 2017. While changes, such as capitalizing sales commissions that the Company has historically expensed are still being evaluated, we expect revenue recognition for its broad portfolio of products and services to remain largely unchanged. The Company has not yet selected which transition method it will apply. We will continue to assess all potential impacts of the standard, and any preliminary conclusions are subject to change.
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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the New Credit Agreement which was $88,400 as of March 31, 2017. As of March 31, 2017, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $224 ($138 net of tax) assuming the Company employed no intervention strategies.
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

As of March 31, 2017, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.30 to 1.41 Australian dollar, 1.31 to 1.36 Canadian dollar, 6.88 to 7.08 Danish krone, 0.87 to 0.95 Euro, 21.17 to 21.17 Mexican peso, 8.03 to 8.59 Norwegian kroner, 0.77 to 0.83 British pound sterling, 8.64 to 9.06 Swedish krona, 1.02 to 1.02 Swiss franc and 111.02 to 117.08 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $50,909 and will expire within four months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited the accompanying consolidated balance sheets of Black Box Corporation as of March 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2017. In connection with our audits of the financial statements, we have also audited Schedule II - Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Box Corporation at March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Box Corporation's internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 11, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 11, 2017

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Black Box Corporation
Lawrence, Pennsylvania

We have audited Black Box Corporation's internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Box Corporation as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2017 and our report dated May 11, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
May 11, 2017

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2017	2016
Assets
Cash and cash equivalents	$14,247	$23,497
Accounts receivable, net of allowance for doubtful accounts of $4,084 and $7,808	128,544	139,222
Inventories, net	25,382	42,703
Costs/estimated earnings in excess of billings on uncompleted contracts	71,930	66,664
Other assets	28,544	27,315
Total current assets	268,647	299,401
Property, plant and equipment, net	29,103	34,474
Goodwill, net	—	—
Intangibles, net	68,820	78,181
Deferred tax asset	53,539	57,065
Other assets	7,008	6,673
Total assets	$427,117	$475,794
Liabilities
Accounts payable	$69,858	$56,774
Accrued compensation and benefits	21,576	21,493
Deferred revenue	31,624	29,441
Billings in excess of costs/estimated earnings on uncompleted contracts	16,536	20,411
Other liabilities	37,919	42,234
Total current liabilities	177,513	170,353
Long-term debt	88,782	119,663
Other liabilities	19,173	29,545
Total liabilities	285,468	319,561
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 14,960 and 15,018 shares outstanding, 26,654 and 26,470 issued	26	26
Additional paid-in capital	506,449	501,839
Retained earnings	66,246	80,553
Accumulated other comprehensive income (loss)	(15,481)	(13,075)
Treasury stock, at cost 11,694 and 11,452 shares	(415,591)	(413,110)
Total stockholders’ equity	141,649	156,233
Total liabilities and stockholders’ equity	$427,117	$475,794

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
In thousands, except per share amounts	2017	2016	2015
Revenues
Products	$154,942	$166,536	$176,819
Services	700,789	746,119	815,625
Total	855,731	912,655	992,444
Cost of sales *
Products	91,289	97,543	103,075
Services	521,482	544,775	587,100
Total	612,771	642,318	690,175
Gross profit	242,960	270,337	302,269
Selling, general & administrative expenses	234,404	255,665	263,146
Asset impairment loss	536	192,186	—
Intangibles amortization	9,339	10,311	10,549
Operating income (loss)	(1,319)	(187,825)	28,574
Interest expense, net	4,355	4,712	4,416
Other expenses (income), net	(380)	547	570
Income (loss) before provision for income taxes	(5,294)	(193,084)	23,588
Provision (benefit) for income taxes	1,757	(21,982)	8,246
Net income (loss)	$(7,051)	$(171,102)	$15,342
Earnings (loss) per common share
Basic	$(0.47)	$(11.18)	$1.00
Diluted	$(0.47)	$(11.18)	$0.99
Weighted-average common shares outstanding
Basic	15,077	15,303	15,407
Diluted	15,077	15,303	15,483
Dividends per share	$0.48	$0.44	$0.40
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
In thousands	2017	2016	2015
Net income (loss)	$(7,051)	$(171,102)	$15,342
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	(4,956)	1,970	(17,954)
Defined Benefit Pension
Actuarial gain (loss), net of taxes of $1,898, ($733), and ($1,950)	2,969	(1,881)	(2,999)
Amounts reclassified into results of operations, net of taxes of ($208), $166, and $112	(326)	287	172
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of ($570), ($321), and ($154)	(892)	(580)	(250)
Amounts reclassified into results of operations, net of taxes of $511, $282, and $187	799	528	305
Other comprehensive income (loss)	$(2,406)	$324	$(20,726)
Comprehensive income (loss)	$(9,457)	$(170,778)	$(5,384)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock			Accumulated other comprehensive income (loss)
In thousands	Shares	$.001 par	Shares	$	Additional Paid-in Capital	Foreign Currency Translation Adjustment	Derivative Instruments	Defined Benefit Pension	Retained Earnings	Total
March 31, 2014	26,136	$26	10,578	$(397,880)	$492,427	$17,097	$(258)	$(9,512)	$249,217	$351,117
Net income (loss)									15,342	15,342
Foreign currency translation adjustment						(17,954)				(17,954)
Pension, net of taxes
Actuarial gain (loss)								(2,999)		(2,999)
Actuarial gain (loss) reclassified into results of operations								172		172
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(250)			(250)
Amounts reclassified into results of operations							305			305
Stock compensation expense					6,008					6,008
Dividends declared									(6,171)	(6,171)
Issuance of common stock	169	—			—					—
Repurchases of common stock			361	(8,076)						(8,076)
Proceeds from the exercise of stock options					—					—
Tax impact from equity awards					(383)					(383)
March 31, 2015	26,305	$26	10,939	$(405,956)	$498,052	$(857)	$(203)	$(12,339)	$258,388	$337,111
Net income (loss)									(171,102)	(171,102)
Foreign currency translation adjustment						1,970				1,970
Pension, net of taxes
Actuarial gain (loss)								(1,881)		(1,881)
Actuarial gain (loss) reclassified into results of operations								287		287
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(580)			(580)
Amounts reclassified into results of operations							528			528
Stock compensation expense					5,064					5,064
Dividends declared									(6,733)	(6,733)
Issuance of common stock	165	—			—					—
Repurchases of common stock			512	(7,154)						(7,154)
Proceeds from the exercise of stock options					—					—
Tax impact from equity awards					(1,277)					(1,277)
March 31, 2016	26,470	$26	11,451	$(413,110)	$501,839	$1,113	$(255)	$(13,933)	$80,553	$156,233
Net income (loss)									(7,051)	(7,051)
Foreign currency translation adjustment						(4,956)				(4,956)
Pension, net of taxes
Actuarial gain (loss)								2,969		2,969
Actuarial gain (loss) reclassified into results of operations								(326)		(326)
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(892)			(892)
Amounts reclassified into results of operations							799			799
Stock compensation expense					4,610					4,610
Dividends declared									(7,256)	(7,256)
Issuance of common stock	184	—			—					—
Repurchases of common stock			243	(2,481)						(2,481)
Proceeds from the exercise of stock options					—					—
Tax impact from equity awards					—					—
March 31, 2017	26,654	$26	11,694	$(415,591)	$506,449	$(3,843)	$(348)	$(11,290)	$66,246	$141,649
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2017	2016	2015
Operating Activities
Net income (loss)	$(7,051)	$(171,102)	$15,342
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	9,339	10,311	10,549
Depreciation	9,382	8,562	6,978
Loss (gain) on sale of property	(981)	16	(143)
Deferred taxes	1,367	(26,144)	4,656
Stock compensation expense	4,610	5,065	6,009
Change in fair value of interest-rate swaps	—	(399)	(1,147)
Asset impairment loss	536	192,186	—
Joint venture investment loss	—	—	—
Provision for obsolete inventory	10,659	7,735	2,260
Provision for (recovery of) doubtful accounts	1,375	3,819	1,638
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	8,126	7,819	(108)
Inventories	6,322	4,048	(5,745)
Costs/estimated earnings in excess of billings on uncompleted contracts	(5,538)	12,682	9,892
All other assets	(1,723)	(280)	(14,152)
Billings in excess of costs/estimated earnings on uncompleted contracts	(3,853)	4,035	580
Accounts payable	12,489	(7,568)	1,786
All other liabilities	(5,129)	(13,583)	8,103
Net cash provided by (used for) operating activities	$39,930	$37,202	$46,498
Investing Activities
Capital expenditures	$(7,167)	$(10,477)	$(8,515)
Capital disposals	3,737	162	208
Acquisition of businesses (payments)/recoveries	—	(773)	—
Prior merger-related (payments)/recoveries	—	—	(780)
Net cash provided by (used for) investing activities	$(3,430)	$(11,088)	$(9,087)
Financing Activities
Proceeds (repayments) from long-term debt	$(31,319)	$(17,788)	$(24,475)
Proceeds (repayments) from short-term debt	(4,658)	4,063	(2,291)
Deferred financing costs	(1,049)	—	—
Purchase of treasury stock	(2,481)	(7,154)	(8,076)
Proceeds from the exercise of stock options	—	—	—
Payment of dividends	(7,109)	(6,617)	(6,034)
Increase (decrease) in cash overdrafts	1,051	(168)	(321)
Net cash provided by (used for) financing activities	$(45,565)	$(27,664)	$(41,197)
Foreign currency exchange impact on cash	$(185)	$1,513	$(3,490)
Increase/(decrease) in cash and cash equivalents	$(9,250)	$(37)	$(7,276)
Cash and cash equivalents at beginning of period	$23,497	$23,534	$30,810
Cash and cash equivalents at end of period	$14,247	$23,497	$23,534
Supplemental cash flow
Cash paid for interest	$4,092	$5,876	$5,450
Cash paid for income taxes	426	3,482	8,259
Non-cash financing activities
Dividends payable	1,795	1,652	1,537
Capital leases	308	437	2,028
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

Business
Black Box Corporation ("Black Box," or "the Company”) is a leading digital solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Services and Products that it distributes through two platforms it has built over its 41-year history. The Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (vi) data center services. The Products platform provides networking solutions through the sale of products including: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Basis of Presentation
References herein to "Fiscal Year," "Fiscal," or "FY" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.

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

Allowance for doubtful accounts receivable
An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present the net balance that the Company believes will be collected. This allowance is based on both recent trends in certain accounts receivable ("specific reserve") estimated to be a greater credit risk as well as general trends in the entire accounts receivable pool ("general reserve"). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. Additions to the allowance for doubtful accounts are charged to Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. The Company incurred $336, $2,379, and $0 of accounts receivable write downs in North America Services during Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. The provision for doubtful accounts expense was $1,375, $3,819 and $1,638 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Inventories
Inventories are valued at the lower of cost or market. The Company uses the first-in, first-out average cost method to value the majority of its inventory. However, several locations within the Company use other valuation methods, including first-in, first-out ("FIFO"). The Company records an estimate for slow moving and obsolete inventory ("inventory reserve") based upon our product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. For “convenience,” we reduce inventory cost through a contra asset rather than through a new cost basis. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve is relieved to ensure the cost basis of the inventory reflects any reductions. The Company incurred $9,137 ($2,810 in North America Products as a result of specific legacy networking product discontinuation and excess inventory given the current demand outlook and $6,327 in North America Services as a result of excess inventory given current demand in commercial services), $5,983 ($2,192 in North America Products as a result of a product line discontinuation and $3,791 in North America Services as a result of excess inventory given current lower than expected service revenue levels) and $0 of Inventory write-downs during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

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
Interest-rate Swap
To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. The Company’s goal is to manage interest-rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest rates. As of March 31, 2017, there were no open contracts to mitigate interest-rate risk.
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

Advertising expense was $5,591, $5,353 and $5,629 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.

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

The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of pension plan assets is determined using a market approach and consists of $22,261 of mutual funds measured using level 1 inputs and $11,667 of common collective trusts measured using level 2 inputs. The fair value of the interest-rate swaps (as defined below) is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Accounts receivable and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of the Company's Long-term debt approximates carrying value because the interest rate is subject to change with market interest rates. There have been no changes in the Company’s valuation techniques used to measure fair values during Fiscal 2017. See Note 9 for further reference.

Recently Issued Accounting Standards
There have been no accounting pronouncements adopted during Fiscal 2017, Fiscal 2016 or Fiscal 2015 that had a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASC Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09"), with amendments in 2015 and 2016, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09.

Given the work required to implement the recognition and disclosure requirements under the new standard, the Company has made progress in fiscal year 2017. While changes, such as capitalizing sales commissions that the Company has historically expensed are still being evaluated, we expect revenue recognition for its broad portfolio of products and services to remain largely unchanged. The Company has not yet selected which transition method we will apply. We will continue to assess all potential impacts of the standard, and any preliminary conclusions are subject to change.
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

Note 3: Inventories

The Company’s Inventories consist of the following:

	March 31,
	2017	2016
Raw materials	$1,708	$1,897
Finished goods	35,036	60,969
Inventory, gross	36,744	62,866
Excess and obsolete inventory reserves	(11,362)	(20,163)
Inventories, net	$25,382	$42,703

During the second quarter of Fiscal 2017, the Company incurred $9,137 of Inventory impairment loss, which included $2,810 in North America Products due to a write-down to lower of cost or market as a result of specific legacy networking product discontinuation and excess inventory given the current demand outlook for North America Products, and $6,327 in North America Services due to a write-down to lower of cost or market as a result of excess inventory given current demand in commercial services within North America Services. During Fiscal 2017, the Company wrote off fully reserved finished goods which is reflected in the balances as of December 31, 2016. The Company is focused on maximizing asset utilization and working capital efficiencies and these reductions will increase cost efficiency in future periods.

Note 4: Property, Plant and Equipment

The Company’s Property, plant and equipment consist of the following:

	March 31,
	2017	2016
Land	$1,423	$2,379
Building and improvements	28,047	32,532
Equipment and computer hardware and software	78,496	83,857
Property, plant and equipment, gross	107,966	118,768
Accumulated depreciation	(78,863)	(84,294)
Property, plant and equipment, net	$29,103	$34,474

Depreciation expense was $9,382, $8,562 and $6,978 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

The Company disposed of certain facilities in Fiscal 2017 resulting in $3,737 of cash receipts which was used to help fund the Company's transformational activities. There were no facility disposals in Fiscal 2016 or Fiscal 2015.

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
The following table summarizes Goodwill at the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Goodwill (gross) at March 31, 2015	$79,745	$506,271	$39,217	$38,171	$663,404
Accumulated impairment losses at March 31, 2015	(42,845)	(364,036)	(33,883)	(31,462)	(472,226)
Goodwill (net) at March 31, 2015	$36,900	$142,235	$5,334	$6,709	$191,178

Foreign currency translation adjustment	$1	$(6)	$14	$457	$466
Goodwill impairment loss	$(36,901)	$(142,229)	$(5,348)	$(7,166)	$(191,644)

Goodwill (gross) at March 31, 2016	$79,746	$506,265	$39,231	$38,628	$663,870
Accumulated impairment losses at March 31, 2016	(79,746)	(506,265)	(39,231)	(38,628)	(663,870)
Goodwill (net) at March 31, 2016	$—	$—	$—	$—	$—

The Company recorded non-cash, pre-tax goodwill impairment losses of $191,644 (consisting of $36,901, $142,229, $5,348 and $7,166 in its North America Products, North America Services, International Products and International Services reporting units, respectively) during Fiscal 2016 which reduced the net book value of goodwill to $0. There were no goodwill impairment losses during Fiscal 2015.

Note 6: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	March 31,
	2017			2016
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$833	$833	$—	$2,254	$2,170	$84
Customer relationships	122,301	80,678	41,623	122,345	71,445	50,900
Backlog	—	—	—	3,489	3,489	—
Total	$123,134	$81,511	$41,623	$128,088	$77,104	$50,984
Indefinite-lived
Trademarks	35,450	8,253	27,197	35,450	8,253	27,197
Total	$158,584	$89,764	$68,820	$163,538	$85,357	$78,181

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets are comprised of employee non-compete agreements, customer relationships and backlog obtained through business acquisitions.
The Company conducts its annual indefinite-lived intangible asset impairment assessment during the third quarter of its fiscal year using data as of the end of the second quarter of its fiscal year. For both indefinite-lived intangible assets and definite-lived assets, the Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. As previously disclosed, the Company delayed its indefinite-lived intangible asset impairment assessment until the fourth quarter of Fiscal 2017 in order to take into account a contemporary outlook for its business units in connection with planning for the fiscal year ending March 31, 2018. This annual assessment yielded that there was no impairment for its indefinite-lived intangible assets. However, the excess of the fair value over carrying amount was $4,137 and $6,527 for North America Products and North America Services, respectively. A 100 basis point increase in the weighted-average cost of capital, which, holding all other assumptions constant, would decrease the fair value of the reporting units by $593 and $2,643 for North America Products and North America Services, respectively. Future events that could result in an interim assessment of the recoverability for these indefinite-lived intangible assets include, but are not limited to: (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company's overall business and (iii) significant negative industry or economic trends. There were no events or changes in circumstances that indicate the carrying amount of definite-lived intangibles are not recoverable.

During the fourth quarter of Fiscal 2016, the Company recorded an impairment loss of $542 for indefinite-lived asset impairment as a result of an interim assessment to reduce book value to fair value which is recorded in Asset impairment loss within the Company’s Consolidated Statements of Operations. The fair value of Trademarks was determined using an income approach that included level 3 inputs. There was no asset impairment during Fiscal 2015.

The following table summarizes the changes to the net carrying amounts by Intangible asset class:

	Trademarks	Non-compete agreements	Customer relationships	Backlog	Total
March 31, 2015	$27,739	$353	$59,279	$727	$88,098
Intangibles Amortization	—	(266)	(9,318)	(727)	(10,311)
Foreign Currency Translation Adjustment	—	(3)	—	—	(3)
Intangible asset impairment loss	(542)	—	—	—	(542)
Prior period acquisitions	—	—	939	—	939
March 31, 2016	$27,197	$84	$50,900	$—	$78,181
Intangibles Amortization	—	(84)	(9,255)	—	(9,339)
Foreign Currency Translation Adjustment	—	—	(37)	—	(37)
March 31, 2017	$27,197	$—	$41,623	$—	$68,820

The following table details the estimated intangibles amortization expense for the next five years.

Fiscal
2018	$7,832
2019	6,446
2020	5,952
2021	5,503
2022	3,964
Thereafter	11,926
Total	$41,623

Note 7: Indebtedness

Short-Term Debt
The Company finances certain vendor-specific inventory under an unsecured revolving arrangement through a third party which provides extended payment terms beyond those offered by the vendor at no incremental cost to the Company. The outstanding balance for this unsecured revolving arrangement was $3,387 as of March 31, 2017 and $8,045 as of March 31, 2016 and is recorded as a current liability in Other liabilities within the Company's Consolidated Balance Sheets.

Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31,
	2017	2016
Revolving credit agreement	$88,400	$119,000
Other	1,346	1,802
Total debt	$89,746	$120,802
Less: current portion (included in Other liabilities)	(964)	(1,139)
Long-term debt	$88,782	$119,663

On March 23, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank of Pennsylvania, as administrative agent, and certain other lender parties. The Credit Agreement was set to expire on March 23, 2017 prior to being refinanced. Borrowings under the Credit Agreement were permitted up to a maximum amount of $400,000, which the Company voluntarily reduced to $300,000 effective as of April 16, 2015 and again voluntarily reduced to $200,000 effective as of April 6, 2016, and included up to $25,000 of swing-line loans and $25,000 of letters of credit. The Company voluntarily reduced the unused commitment of our Credit Agreement by $200,000 in order to reduce our commitment fee costs associated with the unused portion of the line. The Credit Agreement may be increased by the Company up to an additional $100,000 with the approval of the lenders and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the Credit Agreement accrued, at the Company’s option, at a rate based on either: (a) the greater of (i) the prime rate per annum of the agent then in effect and (ii) 0.50% plus the rate per annum announced by the Federal Reserve Bank of New York as being the weighted-average of the rates on overnight Federal funds transactions arranged by Federal funds brokers on the previous trading day, in each case plus 0% to 0.75% (determined by a leverage ratio based on the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")) or (b) a rate per annum equal to the LIBOR rate plus 0.875% to 1.750% (determined by a leverage ratio based on the Company’s consolidated EBITDA).
On May 9, 2016, the Company refinanced the Credit Agreement pursuant to a new credit agreement (the "New Credit Agreement") with PNC Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain other lender parties. The New Credit Agreement expires on May 9, 2021. Borrowings under the New Credit Agreement are permitted up to a maximum amount of $200,000, and includes up to $15,000 of swing-line loans and $25,000 of letters of credit. The New Credit Agreement may be increased by the Company up to an additional $50,000 and may be unilaterally and permanently reduced by the Company to not less than the then outstanding amount of all borrowings. Interest on outstanding indebtedness under the New Credit Agreement accrues, at the Company’s option, at a rate based on either: (a) a Base Rate Option equal to the highest of (i) the federal funds open rate, plus fifty (50) basis points (0.5%), (ii) the bank’s prime rate, and (iii) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 0% to 1.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.00% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The New Credit Agreement requires the Company to maintain compliance with certain non-financial and financial covenants such as leverage and interest coverage ratios. The Company’s obligations under the New Credit Agreement are secured by substantially all of the assets of the Company’s material direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States and are guaranteed by such domestic subsidiaries. As of March 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

Under the respective credit agreement, the maximum amount of debt outstanding, the weighted-average balance outstanding and the weighted-average interest rate for Fiscal 2017 was $150,075, $127,727 and 2.6%, respectively, compared to $183,050, $158,256 and 2.0%, respectively, for Fiscal 2016, and $206,930, $182,149 and 1.7%, respectively, for Fiscal 2015.

As of March 31, 2017, the Company had $4,850 outstanding in letters of credit and $106,750 in unused commitments, which are limited by a financial covenant under the New Credit Agreement.

At March 31, 2017, scheduled maturities or required payments of total debt for each of the five succeeding fiscal years were as follows:

Fiscal
2018	$964
2019	230
2020	141
2021	11
2022	88,400
Total	$89,746

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

The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2017, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $50,909 and will expire within four months. There was no hedge ineffectiveness during Fiscal 2017, Fiscal 2016 or Fiscal 2015. See Note 2 for additional information.

The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		March 31,
	Classification	2017	2016	2017	2016
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$573	$552
Foreign currency contracts	Other assets (current)	$87	$882
Derivatives not designated as hedging instruments
Interest-rate swaps	Other liabilities (non-current)			—	—

		Fiscal
	Classification	2017	2016	2015
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(892)	$(580)	$(250)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	799	528	305
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	—	399	1,147

Note 9: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets	$22,261	$11,667	$—	$33,928
Foreign currency contracts	—	87	—	87
Total Assets at Fair Value	$22,261	$11,754	$—	$34,015
Liabilities at Fair Value
Foreign currency contracts	$—	$573	$—	$573

Non-recurring fair value measurements
The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination and Goodwill. As disclosed in Note 5, the Company reduced the book value of Goodwill to the implied fair value in Fiscal 2016. The Company utilized level 3 inputs to measure the fair value of Goodwill. See Note 2 for additional reference.

Note 10: Income Taxes

The domestic and foreign components of Income (loss) before provision (benefit) for income taxes are as follows:

	Fiscal
	2017	2016	2015
Domestic	$(8,212)	$(184,598)	$17,865
Foreign	2,918	(8,486)	5,723
Consolidated	$(5,294)	$(193,084)	$23,588

The provision (benefit) for income taxes consists of the following:

	Fiscal
	2017	2016	2015
Current
Federal	$(10)	$1,037	$279
State	(1,200)	1,058	1,259
Foreign	1,600	2,067	2,052
Total current	390	4,162	3,590
Deferred
Federal	210	(23,012)	4,802
State	1,258	(3,785)	220
Foreign	(101)	653	(366)
Total deferred	1,367	(26,144)	4,656
Total provision (benefit) for income taxes	$1,757	$(21,982)	$8,246

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2017		2016		2015
	$	%	$	%	$	%
Federal statutory tax rate	$(1,853)	35.0%	$(67,580)	35.0%	$8,256	35.0%
Foreign taxes, net of foreign tax credits	143	(2.7)	419	(0.2)	(418)	(1.8)
Non-deductible expenses	317	(6.0)	588	(0.3)	(338)	(1.4)
State income taxes, net of federal benefit	(336)	6.3	(2,242)	1.2	1,082	4.6
Valuation allowance	498	(9.4)	1,317	(0.7)	—	—
International legal entity restructuring	—	—	—	—	(1,574)	(6.6)
Permanent book/tax differences	—	—	45,732	(23.7)	—	—
Equity awards	2,800	(52.9)	1,814	(0.9)	1,940	8.2
Other, net	188	(3.5)	(2,030)	1.0	(702)	(3.0)
Effective tax rate	$1,757	(33.2)%	$(21,982)	11.4%	$8,246	35.0%

The negative effective tax rate of 33.2% for Fiscal 2017 was primarily due to the reduction of deferred tax assets associated with equity awards and the mix of income across various taxing jurisdictions. The effective tax rate of 11.4% for Fiscal 2016 was primarily due to a tax benefit from an international legal entity restructuring which was partially offset by the write-off of certain deferred tax assets related to equity awards. The effective tax rate of 35.0% for Fiscal 2015 was primarily due to $114,920 of non-deductible goodwill impairment loss (see Note 5), a decrease in uncertain income tax positions (including interest and penalties) and the benefit associated with the Fiscal 2013 federal return to provision reconciliation partially offset by the write-off of certain deferred tax assets related to equity awards.

The components of current and long-term deferred tax liabilities and assets are as follows:

	March 31,
	2017	2016
Deferred Tax Liabilities
Goodwill and intangibles	$854	$—
Unremitted earnings of foreign subsidiaries	—	—
Other	857	1,076
Gross deferred tax liabilities	1,711	1,076
Deferred Tax Assets
Net operating losses	37,611	25,563
Basis of finished goods inventory	5,264	8,599
Goodwill and intangibles	—	1,272
Reserve for bad debts	—	2,684
Foreign tax credit carry-forwards	3,804	3,755
Accrued employee costs	10,904	15,302
Stock-based compensation	2,999	5,616
Other	—	—
Gross deferred tax assets	60,582	62,791
Valuation allowance	(5,333)	(4,835)
Net deferred tax assets	55,249	57,956
Net deferred tax assets/(liabilities)	$53,538	$56,880

At March 31, 2017, the Company had $70,386, $156,920 and $23,037 of federal, state and foreign gross net operating loss carryforwards, respectively. As a result of the past acquisitions, Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of net operating losses available to the Company related to those acquisitions to approximately $2,876 per year and expire pro-ratably through Fiscal 2031. Current federal losses expire in Fiscal 2036. The state gross net operating loss carry-forwards expire at various times through Fiscal 2036 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2026, with the exception of several foreign jurisdictions, which have no expirations.

A valuation allowance is provided on deferred tax assets if determined that it is more likely than not that the asset will not be realized. The Company considers all available evidence, both positive and negative, in assessing the need for a valuation allowance in each taxing jurisdiction. The evidence considered in evaluating deferred tax assets includes but is not limited to cumulative financial income over the three-year period ended March 31, 2017, excluding significant one-time charges for impairment (goodwill and other), the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax, and subjective projected future income.

Based on the available evidence, a valuation allowance has not been recorded against U.S. Federal deferred tax assets, however, an additional valuation allowance of $498 has been recorded against deferred tax assets in certain state and foreign taxing jurisdictions, totaling $5,333 in the aggregate. Future positive and negative events, such as the significant underperformance relative to projected or future operating results, will be monitored accordingly and a determination will be made on the ability to realize deferred tax assets at that time.

In general, except for certain earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate approximately $4,441 based on exchange rates at March 31, 2017.

A reconciliation of the change in the tax liability for unrecognized tax benefits is as follows:

	Fiscal
	2017	2016	2015
Balance at beginning of year	$2,016	$4,083	$4,384
Additions for tax positions related to the current year	78	85	62
Additions for tax positions related to prior years	60	—	170
Reductions for tax positions related to prior years	(148)	(2,152)	—
Settlements	—	—	(533)
Balance at end of year	$2,006	$2,016	$4,083

Unrecognized tax benefits are classified as either current or non-current under Other liabilities within the Company's Consolidated Balance Sheets. Of the $2,006 noted above, the Company expects that $39 will reverse in the next twelve months. As of March 31, 2017, 2016 and 2015, the Company recorded $494, $435 and $1,065, respectively, of interest and penalties related to uncertain tax positions in current liabilities within Income taxes, all of which impacted the Company's effective tax rate.

Fiscal 2013 through Fiscal 2016 remain open to examination by the Internal Revenue Service ("IRS") and Fiscal 2011 through Fiscal 2016 remain open to examination by certain state and foreign taxing jurisdictions.
Note 11: Stockholder's Equity

Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
4Q17	March 31, 2017	April 14, 2017	$0.12	$1,795
3Q17	December 30, 2016	January 13, 2017	$0.12	$1,818
2Q17	September 30, 2016	October 14, 2016	$0.12	$1,818
1Q17	July 1, 2016	July 15, 2016	$0.12	$1,811
4Q16	March 31, 2016	April 14, 2016	$0.11	$1,652
3Q16	December 24, 2015	January 8, 2016	$0.11	$1,694
2Q16	September 25, 2015	October 9, 2015	$0.11	$1,692
1Q16	June 26, 2015	July 10, 2015	$0.11	$1,691
4Q15	March 31, 2015	April 15, 2015	$0.10	$1,537
3Q15	December 26, 2014	January 9, 2015	$0.10	$1,536
2Q15	September 26, 2014	October 10, 2014	$0.10	$1,544
1Q15	June 27, 2014	July 11, 2014	$0.10	$1,554

While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Company's Board of Directors (the "Board") and the timing and amount of any future dividends will depend upon earnings, cash requirements and the financial condition of the Company. Under the New Credit Agreement, the Company is permitted to make regular quarterly dividends not exceeding $15,000 per year as long as no Event of Default or Potential Default (as defined in the New Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, the Company is permitted to make other distributions or special dividends if such event would not violate a 3.00 to 1.00 consolidated leverage ratio under the New Credit Agreement.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Fiscal
	2017	2016
Common stock purchased	241,792	512,491
Aggregate purchase price	$2,475	$7,153
Average purchase price	$10.24	$13.96

During Fiscal 2017, the Company made tax payments of $515 and withheld 43,874 shares of common stock, which were designated as treasury shares, at an average price per share of $11.75, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During Fiscal 2016, the Company made tax payments of $854 and withheld 44,785 shares of common stock, which were designated as treasury shares, at an average price per share of $19.06, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of the repurchase programs beginning in April 1999 through March 31, 2017, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of March 31, 2017, 1,107,149 shares were available under the most recent repurchase programs. Additional repurchases of common stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. There can be no assurance as to the timing or amount of such repurchases. Under the New Credit Agreement, the Company is permitted to repurchase its common stock as long as no Event of Default or Potential Default (as defined in the New Credit Agreement) shall have occurred and is continuing or shall occur as a result thereof. In addition, no repurchase of common stock is permitted under the New Credit Agreement if the Company's consolidated leverage ratio (based on EBITDA) exceeds 3.00. At March 31, 2017, the Company's leverage ratio was 2.41.

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

Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $15,377, $15,871 and $20,166 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

The future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more as of March 31, 2017 are as follows:

Fiscal
2018	$8,578
2019	5,899
2020	2,931
2021	1,733
2022	1,161
Thereafter	1,575
Total minimum lease payments	$21,877

Note 13: Incentive Compensation Plans and Retirement Plans
Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $5,677, $4,452 and $6,841 under its variable compensation plans for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Profit Sharing and Savings Plans ("the savings plans")
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $3,344, $2,852 and $2,609 for these plans during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Pension Plans
The Company has multiple defined benefit pension plans for which a majority of benefits have been "frozen" (i.e., no new employees will be admitted and those employees currently in the plan will not earn additional benefits based on service) and a multi-employer plan.
The Company made contributions of $0, $0 and $952 during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, to its largest defined benefit pension plan. The Company's largest defined benefit pension plan had assets of $33,928, $32,385 and $35,671, a projected benefit obligation of $47,763, $51,006 and $52,059 and a resulting unfunded liability of $13,835, $18,621 and $16,388 for the periods ended March 31, 2017, 2016 and 2015, respectively. There were no significant changes in the actuarial assumptions during Fiscal 2017. See Note 2 and Note 9 for additional reference.
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
The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan, as amended, is 1,900,000 plus the number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of March 31, 2017.

Shares
Shares authorized under the incentive plan on August 12, 2008	900,000
Shares authorized under the incentive plan on August 6, 2013 [1]	1,000,000
Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888,087
Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through March 31, 2017	3,064,210
Shares authorized for grant under the Incentive Plan as of March 31, 2017	5,852,297
Shares available for grant under the Incentive Plan as of March 31, 2017 [2]	1,591,247
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
The Company recognized stock-based compensation expense of $4,610, $5,065 and $6,009 during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $1,715, $1,933 and $2,191 during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.

Stock options
Stock option awards are granted with an exercise price equal to the closing market price of the common stock on the date of grant; such stock options generally become exercisable in equal amounts over a three-year period and have a contractual life of ten years from the grant date. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model which includes the following weighted-average assumptions:

	Fiscal
	2017	2016	2015
Expected life (in years)	6.8	7.5	7.7
Risk-free interest rate	1.6%	2.0%	2.3%
Annual forfeiture rate	1.8%	1.5%	1.5%
Expected volatility	41.7%	43.9%	45.1%
Dividend yield	3.1%	1.8%	1.3%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2016	1,269	$27.86
Granted	381	11.99
Exercised	—	—
Forfeited or cancelled	(570)	28.66
March 31, 2017	1,080	$21.84	5.1	$—
Exercisable	661	$27.27	2.6	$—

The weighted-average grant-date fair value of options granted during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $3.74, $7.79 and $9.59, respectively. The intrinsic value of options exercised during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0, $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on March 31, 2017 of $8.95.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	281	$8.63
Granted	381	3.74
Vested	(133)	9.00
Forfeited	(110)	7.17
March 31, 2017	419	$4.45

As of March 31, 2017, there was $1,112 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2016	276	$19.99
Granted	309	11.97
Vested	(183)	18.27
Forfeited	(61)	17.32
March 31, 2017	341	$14.11

The total fair value of shares that vested during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $2,163, $3,167 and $3,842, respectively.

As of March 31, 2017, there was $2,565 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.9 years.

Performance share awards
Performance share awards are subject to one of the performance goals - the Company’s Relative TSR Ranking or cumulative Adjusted EBITDA - over a three-year period. The Company’s Relative TSR Ranking metric is based on the three-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation valuation method which includes the following weighted-average assumptions:

	Fiscal
	2017	2016	2015
Risk-free interest rate	0.9%	0.9%	0.8%
Expected volatility	45.1%	39.9%	44.7%
Dividend yield	3.4%	2.0%	1.3%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted- Average Grant- Date Fair Value
March 31, 2016	260	$23.14
Granted	198	11.99
Vested	—	—
Forfeited	(140)	23.75
March 31, 2017	318	$15.93

The total fair value of shares that vested during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0, $0 and $0, respectively.

As of March 31, 2017, there was $1,399 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 2.0 years.

Note 14: Earnings (loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Fiscal
	2017	2016	2015
Net income (loss)	$(7,051)	$(171,102)	$15,342
Weighted-average common shares outstanding (basic)	15,077	15,303	15,407
Effect of dilutive securities from equity awards	—	—	76
Weighted-average common shares outstanding (diluted)	15,077	15,303	15,483
Basic earnings (loss) per common share	$(0.47)	$(11.18)	$1.00
Dilutive earnings (loss) per common share	$(0.47)	$(11.18)	$0.99

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,274,965, 1,526,992 and 1,851,059 non-dilutive equity awards outstanding during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
FY17
Revenues	$73,728	$672,036	$81,214	$28,753	$855,731
Gross profit	31,193	173,128	32,460	6,179	242,960
Operating income (loss)	354	(3,904)	895	1,336	(1,319)
Depreciation	1,690	6,696	746	250	9,382
Intangibles amortization	—	8,885	454	—	9,339
Restructuring expense	829	2,881	925	18	4,653
Asset impairment loss	—	536	—	—	536
Capital expenditures	1,398	3,864	1,202	703	7,167
Assets	43,003	333,052	35,967	15,095	427,117

FY16
Revenues	$84,654	$715,839	$81,882	$30,280	$912,655
Gross profit	35,643	194,401	33,350	6,943	270,337
Operating income (loss)	(34,654)	(143,967)	(3,781)	(5,423)	(187,825)
Depreciation	1,458	6,241	686	177	8,562
Intangibles amortization	—	10,273	38	—	10,311
Restructuring expense	932	5,058	2,959	247	9,196
Asset impairment loss	36,901	142,771	5,348	7,166	192,186
Capital expenditures	5,188	3,976	988	325	10,477
Assets	56,412	358,996	42,045	18,341	475,794

FY15
Revenues	$85,205	$785,681	$91,614	$29,944	$992,444
Gross profit	36,082	220,469	37,662	8,056	302,269
Operating income (loss)	4,564	22,195	(277)	2,092	28,574
Depreciation	2,186	3,958	668	166	6,978
Intangibles amortization	—	10,546	—	3	10,549
Restructuring expense	215	3,898	2,260	481	6,854
Asset impairment loss	—	—	—	—	—
Capital expenditures	1,929	5,716	799	71	8,515
Assets	101,299	513,941	48,156	22,863	686,259

The Company generated revenues of $107,440, $90,584 and $127,826 with the United States Federal Government during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, all of which is included within the Company's North America Services reportable segment.

Note 16: Quarterly Data (Unaudited)

The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Operations for Fiscal 2017 and Fiscal 2016. Earnings (loss) per common share may not compute due to the use of different quarterly/annual basic and diluted shares.

	Fiscal 2017
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$39,881	$42,263	$36,109	$36,689	$154,942
Services	178,599	176,486	174,261	171,443	700,789
Total	218,480	218,749	210,370	208,132	855,731
Cost of sales
Products	22,933	27,213	20,133	21,010	91,289
Services	127,894	137,092	127,794	128,702	521,482
Total	150,827	164,305	147,927	149,712	612,771
Gross profit	67,653	54,444	62,443	58,420	242,960
Selling, general & administrative expenses	62,482	58,142	57,384	56,396	234,404
Asset impairment loss	—	536	—	—	536
Intangibles amortization	2,451	2,304	2,298	2,286	9,339
Operating income (loss)	2,720	(6,538)	2,761	(262)	(1,319)
Interest expense, net	1,207	1,050	1,055	1,043	4,355
Other expenses (income), net	(343)	41	63	(141)	(380)
Income (loss) before provision for income taxes	1,856	(7,629)	1,643	(1,164)	(5,294)
Provision (benefit) for income taxes	2,332	(1,524)	324	625	1,757
Net income (loss)	$(476)	$(6,105)	$1,319	$(1,789)	$(7,051)
Earnings (loss) per common share
Basic	$(0.03)	$(0.40)	$0.09	$(0.12)	$(0.47)
Diluted	$(0.03)	$(0.40)	$0.09	$(0.12)	$(0.47)

	Fiscal 2016
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$40,496	$44,284	$41,932	$39,824	$166,536
Services	188,718	192,554	180,549	184,298	746,119
Total	229,214	236,838	222,481	224,122	912,655
Cost of sales
Products	23,672	25,488	23,686	24,697	97,543
Services	135,891	139,944	129,166	139,774	544,775
Total	159,563	165,432	152,852	164,471	642,318
Gross profit	69,651	71,406	69,629	59,651	270,337
Selling, general & administrative expenses	62,886	61,391	59,950	71,438	255,665
Asset impairment loss	—	157,272	—	34,914	192,186
Intangibles amortization	2,613	2,604	2,603	2,491	10,311
Operating income (loss)	4,152	(149,861)	7,076	(49,192)	(187,825)
Interest expense, net	1,382	1,053	1,215	1,062	4,712
Other expenses (income), net	(58)	443	63	99	547
Income (loss) before provision for income taxes	2,828	(151,357)	5,798	(50,353)	(193,084)
Provision (benefit) for income taxes	2,074	(21,512)	61	(2,605)	(21,982)
Net income (loss)	$754	$(129,845)	$5,737	$(47,748)	$(171,102)
Earnings (loss) per common share
Basic	$0.05	$(8.45)	$0.37	$(3.13)	$(11.18)
Diluted	$0.05	$(8.45)	$0.37	$(3.13)	$(11.18)

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
Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2017 and 2016, the Company has recorded a warranty reserve of $978 and $1,646, respectively.

There has been no other significant or unusual activity during Fiscal 2017.

Note 18: Restructuring

The Company has incurred and continues to incur costs related to facility consolidations, such as idle facility rent obligations and the write-off of leasehold improvements, and employee severance (collectively referred to as “restructuring expense”) in a continued effort to consolidate back office functions and to make its organization more efficient. These restructuring activities are compartmentalized and are not part of an overall plan and therefore the Company cannot estimate the total amount to be incurred in connection with the activity. Employee severance is generally payable within the next twelve months with certain facility costs extending through March 31, 2019.
The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2015	$2,640	$315	$2,955
Restructuring expense	8,899	297	9,196
Cash expenditures	(4,489)	(378)	(4,867)
Balance at March 31, 2016	$7,050	$234	$7,284
Restructuring expense	4,220	433	4,653
Cash expenditures	(6,423)	(378)	(6,801)
Balance at March 31, 2017	$4,847	$289	$5,136

Of the $5,136 above, $5,120 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended March 31, 2017.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, during Fiscal 2017 for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$829	$2,462	$912	$17	$4,220
Facility Closures	—	419	13	1	433
Total	$829	$2,881	$925	$18	$4,653

Company management is considering initiatives to reset the business model and align costs with revenue to improve profitability. As a result, during the fiscal year ended March 31, 2018, our profits could be negatively impacted by restructuring expenses resulting from such initiatives, which are designed to maximize the efficiency of the cost structure for each of our segments to enhance the Company's profitability. The Company believes there is a significant cost savings for such restructuring initiatives that will provide a return on investment in a relatively short period of time. However, there can be no assurance that we would realize adequate returns on this investment nor that we would be able to maintain such cost savings in the future. Such restructuring initiatives have not been formalized and the Company cannot state with any certainty the timing or whether or not such events will occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 based on the framework described in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of its assessment with the Audit Committee of the Board.
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

SCHEDULE II

BLACK BOX CORPORATION

Valuation and Qualifying Accounts
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisitions	Reductions from Reserves	Other	Balance at End of Period
March 31, 2017
Excess and obsolete inventory reserves	$20,163	$10,659	$—	$(19,461)	$—	$11,361
Allowance for doubtful accounts	7,808	1,375	—	(5,099)	—	4,084
March 31, 2016
Excess and obsolete inventory reserves	$16,624	$7,735	$—	$(4,196)	$—	$20,163
Allowance for doubtful accounts	5,109	3,819	—	(1,120)	—	7,808
March 31, 2015
Excess and obsolete inventory reserves	$17,386	$2,260	$—	$(3,022)	$—	$16,624
Allowance for doubtful accounts	5,949	1,638	—	(2,478)	—	5,109

(a)(3)    Exhibits

EXHIBITS

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1	Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (3)
10.2	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3*	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4*	Description of Fiscal 2015 Annual Incentive Plan (5)
10.5*	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6*	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)
10.8*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan) (7)
10.11*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12*	2008 Long-Term Incentive Plan, as amended (9)
10.13*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14*	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.15*	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16*	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17*	Summary of Director Compensation (13)
10.18*	Description of Fiscal 2016 Annual Incentive Plan (13)
10.19*	Offer Letter between the Company and Anthony J. Massetti dated November 11, 2016 (11)
10.20*	Agreement between the Company and Anthony J. Massetti dated November 17, 2016 (11)
10.21*	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (12)
10.22*	Letter Agreement with Timothy C. Huffmyer dated November 16, 2016 (11)
10.23*	Agreement between the Company and Timothy C. Huffmyer (14)
10.24*	Agreement between the Company and Ronald Basso (15)
10.25*	Agreement between the Company and Michael McAndrew (16)
10.26*	Offer Letter between the Company and E.C. Sykes dated February 8, 2016 (17)
10.27*	Agreement between the Company and E.C. Sykes dated February 8, 2016 (17)
10.28*	Agreement between the Company and Michael McAndrew dated February 8, 2016 (17)
10.29	Credit Agreement dated as of May 9, 2016 by and among Black Box Corporation, the Guarantors, the Lenders and PNC Bank, National Association, as Administrative Agent (the “Credit Agreement”) (18)
10.30	Guaranty and Suretyship Agreement dated May 9, 2016 (18)
10.31	Pledge Agreement dated May 9, 2016 (18)
10.32	Security Agreement dated May 9, 2016 (18)
10.33	Schedule to the Credit Agreement (19)

10.34	Form of Revolving Credit Note (19)
10.35	Form of Swing Line Note (19)
10.36	Form of Intercompany Subordination Agreement (19)
10.37	Form of Patent, Trademark and Copyright Security Agreement (19)
10.38	Form of Assignment and Assumption Agreement (19)
10.39	Form of Guarantor Joinder (19)
10.40	Form of Loan Request (19)
10.41	Form of Swing Loan Request (19)
10.42	Form of Acquisition Compliance Certificate (19)
10.43	Form of Quarterly Compliance Certificate (19)
10.44	Form of U.S. Tax Compliance Certificate (19)
10.45*	Description of Fiscal 2017 Annual Incentive Plan (13)
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Independent Registered Accounting Firm (13)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

101	Interactive Data File

(1)	Filed as Exhibit 3(i) to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 16, 2014, and incorporated herein by reference herewith
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 19, 2016, and incorporated herein by reference
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference
(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 15, 2015
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference
(9)	Filed as Exhibit I to the Proxy Statement for the 2013 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 21, 2013
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference
(11)	Filed as an exhibit to the Quarterly Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on November 17, 2016, and incorporated herein by reference
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference
(13)	Filed herewith
(14)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2013, and incorporated herein by reference

(16)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 2, 2013, and incorporated herein by reference
(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 9, 2016, and incorporated herein by reference
(18)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 13, 2016, and incorporated herein by reference
(19)	Filed as an exhibit to the Amendment to the Current Report on Form 8-K/A of the Company, file number 0-18706, filed with the SEC on August 4, 2016, and incorporated herein by reference
*	Denotes management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.
We have elected not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Date: May 11, 2017

/s/ DAVID J. RUSSO

David J. Russo
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date
/s/ CYNTHIA J. COMPARIN	Director	May 11, 2017
Cynthia J. Comparin

/s/ RICHARD L. CROUCH	Director	May 11, 2017
Richard L. Crouch

/s/ RICHARD C. ELIAS	Director	May 11, 2017
Richard C. Elias

/s/ THOMAS W. GOLONSKI	Director	May 11, 2017
Thomas W. Golonski

/s/ THOMAS G. GREIG	Director and Chairman of the Board	May 11, 2017
Thomas G. Greig

/s/ JOHN S. HELLER	Director	May 11, 2017
John S. Heller

/s/ WILLIAM H. HERNANDEZ	Director	May 11, 2017
William H. Hernandez

/s/ DAVID J. RUSSO	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	May 11, 2017
David Russo

/s/ ESLIE C. SYKES	Director, President and Chief Executive Officer	May 11, 2017
Eslie C. Sykes

/s/ JOEL T. TRAMMELL	Director	May 11, 2017
Joel T. Trammell

EXHIBIT INDEX

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1	Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (3)
10.2	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3*	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4*	Description of Fiscal 2015 Annual Incentive Plan (5)
10.5*	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6*	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)
10.8*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan)(7)
10.11*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12*	2008 Long-Term Incentive Plan, as amended (9)
10.13*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14*	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan(10)
10.15*	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16*	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17*	Summary of Director Compensation (13)
10.18*	Description of Fiscal 2016 Annual Incentive Plan (13)
10.19*	Offer Letter between the Company and Anthony J. Massetti dated November 11, 2016 (11)
10.20*	Agreement between the Company and Anthony J. Massetti dated November 17, 2016 (11)
10.21*	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (12)
10.22*	Letter Agreement with Timothy C. Huffmyer dated November 16, 2016 (11)
10.23*	Agreement between the Company and Timothy C. Huffmyer (14)
10.24*	Agreement between the Company and Ronald Basso (15)
10.25*	Agreement between the Company and Michael McAndrew (16)
10.26*	Offer Letter between the Company and E.C. Sykes dated February 8, 2016 (17)
10.27*	Agreement between the Company and E.C. Sykes dated February 8, 2016 (17)
10.28*	Agreement between the Company and Michael McAndrew dated February 8, 2016 (17)
10.29	Credit Agreement dated as of May 9, 2016 by and among Black Box Corporation, the Guarantors, the Lenders and PNC Bank, National Association, as Administrative Agent (the “Credit Agreement”) (18)
10.30	Guaranty and Suretyship Agreement dated May 9, 2016 (18)
10.31	Pledge Agreement dated May 9, 2016 (18)
10.32	Security Agreement dated May 9, 2016 (18)
10.33	Schedule to the Credit Agreement (19)

10.34	Form of Revolving Credit Note (19)
10.35	Form of Swing Line Note (19)
10.36	Form of Intercompany Subordination Agreement (19)
10.37	Form of Patent, Trademark and Copyright Security Agreement (19)
10.38	Form of Assignment and Assumption Agreement (19)
10.39	Form of Guarantor Joinder (19)
10.40	Form of Loan Request (19)
10.41	Form of Swing Loan Request (19)
10.42	Form of Acquisition Compliance Certificate (19)
10.43	Form of Quarterly Compliance Certificate (19)
10.44	Form of U.S. Tax Compliance Certificate (19)
10.45*	Description of Fiscal 2017 Annual Incentive Plan (13)
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Independent Registered Accounting Firm (13)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

101	Interactive Data File

(1)	Filed as Exhibit 3(i) to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 16, 2014, and incorporated herein by reference herewith
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 19, 2016, and incorporated herein by reference
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference
(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 15, 2015
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 16, 2007, and incorporated herein by reference
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 12, 2004, and incorporated herein by reference
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on November 10, 2005, and incorporated herein by reference
(9)	Filed as Exhibit I to the Proxy Statement for the 2013 Annual Meeting of Stockholders filed on Schedule 14A, file number 0-18706, filed with the SEC on June 21, 2013
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 6, 2009, and incorporated herein by reference
(11)	Filed as an exhibit to the Quarterly Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on November 17, 2016, and incorporated herein by reference
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 10, 2011, and incorporated herein by reference
(13)	Filed herewith
(14)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on October 9, 2012, and incorporated herein by reference
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on August 7, 2013, and incorporated herein by reference

(16)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 2, 2013, and incorporated herein by reference
(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on February 9, 2016, and incorporated herein by reference
(18)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 13, 2016, and incorporated herein by reference
(19)	Filed as an exhibit to the Amendment to the Current Report on Form 8-K/A of the Company, file number 0-18706, filed with the SEC on August 4, 2016, and incorporated herein by reference
*	Denotes management contract or compensatory plan or arrangement