Form 10-Q
period 2017-08-10
BLACK BOX CORP
filed 2017-08-10
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 14, 2017, there were 15,137,708 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JULY 1, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	July 1, 2017	March 31, 2017
Assets
Cash and cash equivalents	$10,465	$14,247
Accounts receivable, net of allowance for doubtful accounts of $4,225 and $4,084	113,366	128,544
Inventories, net	25,191	25,382
Costs/estimated earnings in excess of billings on uncompleted contracts	75,489	71,930
Other assets	29,511	28,544
Total current assets	254,022	268,647
Property, plant and equipment, net	27,985	29,103
Intangibles, net	66,623	68,820
Deferred tax asset	58,297	53,539
Other assets	6,025	7,008
Total assets	$412,952	$427,117
Liabilities
Accounts payable	$61,784	$69,858
Accrued compensation and benefits	15,678	21,576
Deferred revenue	29,954	31,624
Billings in excess of costs/estimated earnings on uncompleted contracts	12,905	16,536
Other liabilities	41,035	37,919
Total current liabilities	161,356	177,513
Long-term debt	99,172	88,782
Other liabilities	17,601	19,173
Total liabilities	$278,129	$285,468
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,138 and 14,960 shares outstanding, 26,876 and 26,654 issued	26	26
Additional paid-in capital	508,647	506,449
Retained earnings	54,684	66,246
Accumulated other comprehensive income (loss)	(12,550)	(15,481)
Treasury stock, at cost 11,738 and 11,694 shares	(415,984)	(415,591)
Total stockholders’ equity	$134,823	$141,649
Total liabilities and stockholders’ equity	$412,952	$427,117

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended
	July 1 and July 2
In thousands, except per share amounts	2017	2016
Revenues
Products	$32,888	$39,881
Services	158,756	178,599
Total	191,644	218,480
Cost of sales *
Products	19,027	22,933
Services	120,014	127,894
Total	139,041	150,827
Gross profit	52,603	67,653
Selling, general & administrative expenses	63,270	62,482
Asset impairment loss	—	—
Intangibles amortization	2,230	2,451
Operating income (loss)	(12,897)	2,720
Interest expense, net	1,218	1,207
Other expenses (income), net	130	(343)
Income (loss) before provision for income taxes	(14,245)	1,856
Provision (benefit) for income taxes	(4,498)	2,332
Net income (loss)	$(9,747)	$(476)
Earnings (loss) per common share
Basic	$(0.65)	$(0.03)
Diluted	$(0.65)	$(0.03)
Weighted-average common shares outstanding
Basic	15,020	15,068
Diluted	15,020	15,068
Dividends per share	$0.12	$0.12
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended
	July 1 and July 2
In thousands	2017	2016
Net income (loss)	$(9,747)	$(476)
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	3,109	(1,822)
Defined Benefit Pension
Actuarial gain (loss), net of taxes of $54 and $1	84	1
Amounts reclassified into results of operations, net of taxes of $12 and ($137)	19	(214)
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of ($426) and ($95)	(667)	(148)
Amounts reclassified into results of operations, net of taxes of $247 and $145	386	227
Other comprehensive income (loss)	$2,931	$(1,956)
Comprehensive income (loss)	$(6,816)	$(2,432)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-months ended
	July 1 and July 2
In thousands	2017	2016
Operating Activities
Net income (loss)	$(9,747)	$(476)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	2,230	2,451
Depreciation	2,324	2,245
Loss (gain) on sale of property	(56)	(1,175)
Deferred taxes	(4,598)	2,873
Stock compensation expense	2,198	2,233
Provision for obsolete inventory	136	261
Provision for (recovery of) doubtful accounts	153	159
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	15,238	4,590
Inventories	159	2,305
Costs/estimated earnings in excess of billings on uncompleted contracts	(3,491)	(3,553)
All other assets	1,255	(1,228)
Accounts payable	(7,204)	491
Billings in excess of costs/estimated earnings on uncompleted contracts	(3,636)	889
All other liabilities	(11,228)	(1,181)
Net cash provided by (used for) operating activities	$(16,267)	$10,884
Investing Activities
Capital expenditures	(1,097)	(2,072)
Capital disposals	12	1,381
Net cash provided by (used for) investing activities	$(1,085)	$(691)
Financing Activities
Proceeds (repayments) from long-term debt	$10,172	$(4,807)
Proceeds (repayments) from short-term debt	4,944	(4,182)
Deferred financing costs	—	(1,049)
Purchase of treasury stock	(393)	(477)
Payment of dividends	(1,796)	(1,650)
Increase (decrease) in cash overdrafts	(953)	83
Net cash provided by (used for) financing activities	11,974	(12,082)
Foreign currency exchange impact on cash	$1,596	$(247)
Increase/(decrease) in cash and cash equivalents	$(3,782)	$(2,136)
Cash and cash equivalents at beginning of period	$14,247	$23,497
Cash and cash equivalents at end of period	$10,465	$21,361
Supplemental cash flow
Cash paid for interest	$1,104	$862
Cash paid for income taxes	562	(1,474)
Non-cash financing activities
Dividends payable	1,817	1,811
Capital leases	21	38
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business and Basis of Presentation
Business
Black Box Corporation ("Black Box," or "the Company”) is a leading digital solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Services and Products that it distributes through two platforms it has built over its 41-year history. The Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services (v) in-building wireless and (vi) data center services. The Products platform provides networking solutions through the sale of products including: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM")switching. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods presented may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2017 (the "Form 10-K").
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2017 and 2016 were July 1, 2017 and July 2, 2016, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
Note 2: Significant Accounting Policies
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2018.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation. This update simplifies several aspects of the accounting for share-based payment transactions and was adopted by the Company during the first quarter of Fiscal 2018. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

Other than above, there have been no other accounting pronouncements adopted during Fiscal 2018.

Note 3: Inventories
The Company’s Inventories consist of the following:

	June 30, 2017	March 31, 2017
Raw materials	$1,805	$1,708
Finished goods	34,166	35,036
Inventory, gross	$35,971	$36,744
Excess and obsolete inventory reserves	(10,780)	(11,362)
Inventories, net	$25,191	$25,382
Note 4: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	June 30, 2017			March 31, 2017
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$842	$842	$—	$833	$833	$—
Customer relationships	122,364	82,938	39,426	122,301	80,678	41,623
Total	$123,206	$83,780	$39,426	$123,134	$81,511	$41,623
Indefinite-lived
Trademarks	35,450	8,253	27,197	35,450	8,253	27,197
Total	$158,656	$92,033	$66,623	$158,584	$89,764	$68,820

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. During the first quarter of Fiscal 2018, the Company lowered its projections of revenue and profitability outlook for the foreseeable future. During the second quarter of Fiscal 2018, the Company will conduct an interim assessment of both our definite-lived and indefinite lived intangible assets and determine whether such assets were recoverable as of July 1, 2017. If such assets are not recoverable, the Company could incur a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations. The Company’s definite-lived intangible assets consist solely of customer relationships.

The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Customer relationships	Total
March 31, 2017	$27,197	$41,623	$68,820
Intangibles amortization	—	(2,230)	(2,230)
Foreign currency translation adjustment	—	33	33
June 30, 2017	$27,197	$39,426	$66,623

The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2018, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2018	$7,076
2019	6,301
2020	5,593
2021	5,079
2022	3,628
Thereafter	11,749
Total	$39,426
Note 5: Indebtedness
The Company’s Long-term debt consists of the following:

	June 30, 2017	March 31, 2017
Revolving credit agreement (1)	$52,528	$88,400
Term loan (1)	50,000	—
Unsecured revolving agreement (2)	4,581	3,387
Other	1,174	1,346
Total debt	$108,283	$93,133
Less: current portion (3)	(9,111)	(4,351)
Long-term debt	$99,172	$88,782
(1) Refer below for additional details regarding the Company's amended credit agreement which includes a revolving credit agreement and a term loan.
(2) The Company finances certain vendor-specific inventory under an unsecured revolving arrangement through a third party which provides extended payment terms beyond those offered by the vendor at no incremental cost to the Company. The outstanding balance is recorded as a current liability in Other liabilities within the Company's Consolidated Balance Sheets.
(3) The Company's current portion of total debt consists primarily of the unsecured revolving arrangement disclosed above and minimum repayments of the term loan that are due in the next 12 months, which are $3,750 as of June 30, 2017.
On May 9, 2016, the Company refinanced its then existing $200,000 credit facility in the form of a line of credit pursuant to a new credit agreement (the "Credit Agreement") with PNC Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and certain other lender parties (the "Banks"). The Credit Agreement expires on May 9, 2021. Borrowings under the Credit Agreement were permitted up to a maximum amount of $200,000, and included up to $15,000 of swing-line loans and $25,000 of letters of credit. Interest on outstanding indebtedness under the Credit Agreement accrued, at the Company’s option, at a rate based on either: (a) a Base Rate Option equal to the highest of (i) the federal funds open rate, plus fifty (50) basis points (0.5%), (ii) the bank’s prime rate, and (iii) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 0% to 1.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.00% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA). The Credit Agreement required the Company to maintain compliance with certain non-financial and financial covenants such as leverage and interest coverage ratios.
The Company’s obligations under the Credit Agreement were secured by substantially all of the assets of the Company’s material direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States and are guaranteed by such domestic subsidiaries.

On August 9, 2017, the Company and certain of the Banks entered into an Amendment and Joinder Agreement to amend and restate the Credit Agreement (as amended and restated, the “Amended Credit Agreement”) in order to avoid a default of its leverage covenant. Under the Amended Credit Agreement, the credit facility has been reduced to $170,000 comprised of a $50,000 term loan and $120,000 line of credit. As of August 9, 2017, $50,000 was borrowed under the term loan and $52,528 remained outstanding under the line of credit. The amortization of the term loan is $1,250 per quarter for four (4) quarters beginning in the quarter ending December 31, 2017 and $2,500 per quarter beginning in the quarter ending December 31, 2018 through the end of the Amended Credit Agreement on May 9, 2021, the same expiration date of the Credit Agreement. Mandatory prepayments of the term loan are required with the net proceeds from certain asset sales, insurance recoveries and debt or equity issuances, as well as from 75% to 50% of any excess cash flow generated in Fiscal 2019 and Fiscal 2020. Interest on the term loan is, at the Company’s option: (i) a Base Rate Option equal to the highest of (i) the federal funds open rate, plus fifty (50) basis points (0.5%), (ii) the bank’s prime rate, and (iii) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 2.5% or (ii) LIBOR plus 3.5%. Interest on outstanding indebtedness under the line of credit accrues, at the Company’s option, at a rate based on either: (a) the Base Rate Option plus 0.25% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.25% to 3.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA).
Under the Amended Credit Agreement, the leverage ratio covenant is suspended until the second quarter of Fiscal 2019. The Amended Credit Agreement contains a minimum Adjusted EBITDA covenant and a provision requiring the Company to repay revolving credit loans with any excess cash. During that same period, a covenant will limit capital expenditures to an agreed upon amount. The ability of the Company to make dividends or other distributions (including stock repurchases other than up to a limited dollar amount for tax payments from vested equity awards) has been eliminated.
The leverage ratio covenant that starts in the second quarter of Fiscal 2019 will be 4.00 to 1.00 and will reduce to 3.00 to 1.00 over the remaining life of the credit facility. A fixed charge coverage ratio of 1.00 to 1.00 begins in the second quarter of Fiscal 2019 increasing to 1.10 to 1.00 in the fourth quarter of Fiscal 2019 and thereafter.
The Company’s obligations under the Amended Credit Agreement are secured by substantially all of the assets of the Company and the Company’s direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States (a “U.S. Entity”) and are guaranteed by such domestic subsidiaries. Under the Amended Credit Agreement, the Company and each U.S. Entity pledged 65% of the voting ownership interests and 100% of the non-voting ownership interests of its foreign subsidiaries.
The cost of the Amended Credit Agreement will be approximately $800, substantially all of which will be amortized over the remaining term of the Amended Credit Agreement. In 2Q18, we expect to recognize expense of $209 related to the write-off of deferred amortization costs of our Credit Agreement due to the reduction in size of the facility in Amended Credit Agreement.
Our Amended Credit Agreement contains covenants requiring us to achieve a certain minimum adjusted EBITDA during each quarter through the first quarter of Fiscal 2019. A leverage ratio and a fixed charge coverage ratio commence in the second quarter of Fiscal 2019 through maturity in May 2021. The covenants in our Amended Credit Agreement were determined based upon our current expectation of revenues and profitability. If we fail to achieve our expected revenues and profitability, we could fail to maintain compliance with the covenants in our Amended Credit Agreement. There can be no assurance that we will be able to remain in compliance with these or other covenants in our Amended Credit Agreement.
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended June 30, 2017 was $171,237, $140,455 and 2.8%, respectively, compared to $150,075, $133,299 and 2.5%, respectively, for the three-months ended June 30, 2016.
As of June 30, 2017, the Company had $4,850 outstanding in letters of credit and $62,622 in unused commitments, which are limited by a financial covenant, under the Amended Credit Agreement.

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
As of June 30, 2017, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $49,069 and will expire within 4 months. There was no hedge ineffectiveness during Fiscal 2018 or Fiscal 2017.
The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		June 30,	March 31,	June 30,	March 31,
	Classification	2017	2017	2017	2017
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$309	$573
Foreign currency contracts	Other assets (current)	$86	$87

		Three-months ended
		June 30
	Classification	2017	2016
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(667)	$(148)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	386	227

Note 7: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$22,261	$11,667	$—	$33,928
Foreign currency contracts	$—	$86	$—	$86
Total Assets at Fair Value	$22,261	$11,753	$—	$34,014
Liabilities at Fair Value
Foreign currency contracts	$—	$309	$—	$309
(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2017.
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination.
Note 8: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	June 30, 2017	March 31, 2017
Foreign Currency Translation Adjustment	$(734)	$(3,843)
Derivative Instruments	(629)	(348)
Defined Benefit Pension	(11,187)	(11,290)
Accumulated other comprehensive income	$(12,550)	$(15,481)
Dividends
The following table presents information about the Company's dividend program:

Period	Record Date	Payment Date	Rate	Aggregate Value
1Q18	June 30, 2017	July 14, 2017	$0.12	$1,817
4Q17	March 31, 2017	April 14, 2017	$0.12	$1,795
3Q17	December 30, 2016	January 13, 2017	$0.12	$1,818
2Q17	September 30, 2016	October 14, 2016	$0.12	$1,818
1Q17	July 1, 2016	July 15, 2016	$0.12	$1,811
While the Company has paid dividends for the past 49 quarters, it is no longer permitted to do so under the Amended Credit Agreement. The Company expects to use the funds that were previously available for dividends to supplement spending for our previously announced US-based ERP project and to develop and implement growth initiatives for the Company, both of which we believe will create long-term shareholder value. This restriction is in effect until May 9, 2021. See Note 5 for additional information regarding our Amended Credit Agreement.

Common Stock Repurchases

The following table presents information about the Company's common stock repurchases:

	Three-months ended
	June 30
	2017	2016
Shares of common stock purchased	44,507	39,735
Aggregate purchase price	$393	$477
Average purchase price	$8.84	$12.01
During the three-month period ended June 30, 2017, the Company made tax payments of $393 and withheld 44,507 shares of common stock, which were designated as treasury shares, at an average price per share of $8.84, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of its repurchase programs beginning in April 1999 and through June 30, 2017, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of June 30, 2017, 1,107,149 shares were available under the most recent repurchase programs.
Under the Amended Credit Agreement, the Company is no longer permitted to repurchase common stock through its repurchase program but is allowed to repurchase a limited amount of shares for tax payments related to the vesting certain restricted stock units and performance shares, as applicable. This restriction is in effect until May 9, 2021. The Company expects to use the funds that were previously available for stock repurchases to supplement spending for our previously announced US-based ERP project and to develop and implement growth initiatives for the Company, both of which we believe will create long-term shareholder value. See Note 5 for additional information regarding our Amended Credit Agreement.

Note 9: Income Taxes
The Company's benefit from income taxes for the three-months ended June 30, 2017 was $4,498, an effective tax rate of 31.6% on a loss before provision for income taxes of $14,245, compared to a provision for income taxes of $2,332, an effective tax rate of 125.6% on income before provision for income taxes of $1,856 for the three-months ended June 30, 2016. The effective tax rate decrease from 125.6% to 31.6% was primarily due to the mix of income across various taxing jurisdictions. The effective tax rate for the three-months ended June 30, 2017 of 31.6% differs from the federal statutory rate primarily due to the reduction of deferred tax assets associated with equity awards and the mix of income across various taxing jurisdictions.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
Fiscal 2013 through Fiscal 2017 remain open to examination by the Internal Revenue Service ("IRS") and Fiscal 2011 through Fiscal 2017 remain open to examination by certain state and foreign taxing jurisdictions.
Note 10: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan, as amended (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of June 30, 2017, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 5,855,631 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $2,198 and $2,233 for the three-months ended June 30, 2017 and 2016, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $818 and $831 for the three-months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.
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

	Three-months ended
	June 30
	2017	2016
Expected life (in years)	6.1	6.8
Risk-free interest rate	2.1%	1.6%
Annual forfeiture rate	2.7%	1.8%
Expected volatility	45.3%	41.7%
Dividend yield	3.9%	3.1%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2017	1,080	$21.84
Granted	609	8.10
Exercised	—	—
Forfeited or cancelled	(104)	19.52
June 30, 2017	1,585	$16.71	6.7	$274
Exercisable	750	$24.96	3.4	$—
The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2017 and 2016 was $2.51 and $3.74, respectively. The intrinsic value of options exercised during the three-months ended June 30, 2017 and 2016 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on June 30, 2017, which was $8.55.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	419	$4.45
Granted	609	2.51
Vested	(159)	4.99
Forfeited	(33)	4.45
June 30, 2017	836	$2.93
As of June 30, 2017, there was $2,209 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	340	$14.24
Granted	405	8.20
Vested	(223)	12.38
Forfeited	(19)	14.13
June 30, 2017	503	$10.21
The total fair value of shares that vested during the three-months ended June 30, 2017 and 2016 was $1,894 and $2,039, respectively.
As of June 30, 2017, there was $4,165 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.
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

	Three-months ended
	June 30
	2017	2016
Risk-free interest rate	1.43%	0.9%
Expected volatility	46.7%	45.1%
Dividend yield	3.9%	3.4%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	319	$15.93
Granted	309	8.26
Vested	(68)	23.05
Forfeited	(33)	14.66
June 30, 2017	527	$10.60
The total fair value of shares that vested during the three-months ended June 30, 2017 and 2016 was $0 and $0, respectively, as there were no payouts because certain performance obligations were not met.
As of June 30, 2017, there was $2,598 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.5 years.
Note 11: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in table in thousands):

	Three-months ended
	June 30
	2017	2016
Net income (loss)	$(9,747)	$(476)
Weighted-average common shares outstanding (basic)	15,020	15,068
Effect of dilutive securities from equity awards	—	—
Weighted-average common shares outstanding (diluted)	15,020	15,068
Basic earnings (loss) per common share	$(0.65)	$(0.03)
Dilutive earnings (loss) per common share	$(0.65)	$(0.03)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,796,632 and 1,071,297 non-dilutive equity awards outstanding for the three-months ended June 30, 2017 and 2016, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
1Q18
Revenues	$17,263	$152,630	$15,625	$6,126	$191,644
Gross profit	7,779	37,530	6,082	1,212	52,603
Operating income (loss)	(1,474)	(7,356)	(3,741)	(326)	(12,897)
Depreciation	449	1,634	164	77	2,324
Intangibles amortization	—	2,117	113	—	2,230
Restructuring expense	1,306	1,278	1,713	25	4,322
Capital expenditures	129	699	253	16	1,097
Assets (as of June 30)	48,092	318,422	32,007	14,431	412,952

1Q17
Revenues	$19,085	$171,735	$20,796	$6,864	$218,480
Gross profit	8,934	49,143	8,014	1,562	67,653
Operating income (loss)	943	1,147	331	299	2,720
Depreciation	405	1,615	182	43	2,245
Intangibles amortization	—	2,334	117		2,451
Restructuring expense	—	—	—	—	—
Capital expenditures	1,275	688	94	15	2,072
Assets (as of June 30)	54,979	357,376	35,086	16,789	464,230
Note 13: Commitments and Contingencies
In connection with the Amended Credit Agreement disclosed in Note 5, the Company is required to make payments of $3,750 on its term loan over the next 12-months. Correspondingly, the Company expects its long-term payments (greater than 1 year) under the credit facility to decrease by $3,750.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Management believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.

There has been no other significant or unusual activity during Fiscal 2018.

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

The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2017	$4,850	$286	$5,136
Restructuring expense	4,124	198	4,322
Cash expenditures	(2,054)	(79)	(2,133)
Balance at June 30, 2017	$6,920	$405	$7,325

Of the $7,325 above, $7,243 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended June 30, 2017.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, for the three months ended June 30, 2017, for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$1,306	$1,080	$1,713	$25	$4,124
Facility Closures	—	198	—	—	198
Total	$1,306	$1,278	$1,713	$25	$4,322

Company management is considering initiatives to reset the business model and align costs with revenue to improve profitability. As a result, during FY18, our profits could be negatively impacted by restructuring expenses resulting from such initiatives, which are designed to maximize the efficiency of the cost structure for each of our segments to enhance the Company's profitability. The Company believes there is a significant cost savings for such restructuring initiatives that will provide a return on investment in a relatively short period of time. However, there can be no assurance that we would realize adequate returns on this investment nor that we would be able to maintain such cost savings in the future. Such restructuring initiatives have not been formalized and the Company cannot state with any certainty the timing or whether or not such events will occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
The discussion and analysis for the three-months June 30, 2017 and 2016 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2017 (the "Form 10-K"). References to “1Q18” mean the three-month period ended June 30, 2017 while references to “1Q17” mean the three-month period ended June 30, 2016. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of June 30, 2017 and 2016 were July 1, 2017 and July 2, 2016, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
The Company
Black Box is a leading digital solutions provider dedicated to helping customers design, build, manage and secure their IT infrastructure. The Company offers Services and Products that it distributes through two platforms that it has built over its 41-year history.
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

The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At June 30, 2017, the Company's total backlog, which relates primarily to Services, was $283,357, of which $208,555 is expected to be completed within the next twelve months.

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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have 3,398 team members world-wide, with the collective experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

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

1Q18 vs 1Q17 Summary

	1Q18	1Q17	% Change
Revenues	$191,644	$218,480	(12)%
Gross profit margin	27.4%	31.0%	(12)%
Operating income (loss) margin	(6.7)%	1.2%	n/m
Diluted earnings (loss) per share	$(0.65)	$(0.03)	n/m
Net cash provided by (used for) operating activities	$(16,267)	$10,884	n/m
n/m = not meaningful
Diluted loss per share was $0.65, compared to $0.03 in the same period last year as a result of:

•
a $26,836 decrease in Revenues as a result of a decrease in Service Revenues, primarily due to decreases in North America Services as a result of decreases in both unified communications and infrastructure, partially offset by an increase in government revenues due to market repositioning that was actioned over the past two years and a decrease in Product Revenues primarily due to decrease in North America Products as a result of lower demand in the legacy run rate business and a decrease in International Products which was negatively impacted by an initiative to centralize back office and supply chain operations,

•
a $15,050 decrease in Gross profit as a result of the decrease in Revenues in North America Services, International Products and North America Products noted above and a decrease in Gross profit margin due to lower revenues on higher margin unified communication business and aggressive pricing on certain incremental infrastructure projects for our commercial clients and higher volume of successful contract awards that carry a lower gross margin for our government clients, all of which is in North America Services,

•
a $788 increase in Selling, general and administrative expenses which was primarily the result of $4,322 of additional restructuring expense, $1,175 of gain on the sale of a facility that was sold last year, $3,226 of costs related to the ERP implementation partially offset by a decrease in costs related to variable compensation,

•	a $11 increase in Interest expense (income) resulting from an increase in weighted-average outstanding debt,

•	a $6,830 increase in Benefit from income taxes and a decrease in the effective rate from 125.6% to 31.6% due to mix of income across various taxing jurisdictions,

•	a 48 decrease in Diluted weighted-average common shares outstanding resulting from the Company's common stock repurchases partially offset by the vesting of certain restricted stock awards in 1Q18.
Net cash used for operating activities was $16,267, which included Net loss of $9,747 and negative cash from working capital of $8,907, compared to net cash provided for operating activities of $10,884, which included Net loss of $476 and positive cash from working capital of $2,313, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income (loss) amounts in the table below are presented on a basis consistent with GAAP.

	1Q18	1Q17	% Change
Revenues
North America Products	$17,263	$19,085	(10)%
International Products	$15,625	$20,796	(25)%
Products	$32,888	$39,881	(18)%
North America Services	$152,630	$171,735	(11)%
International Services	$6,126	$6,864	(11)%
Services	$158,756	$178,599	(11)%
Total Revenues	$191,644	$218,480	(12)%
Gross profit
North America Products	$7,779	$8,934	(13)%
% of Revenues	45.1%	46.8%	(4)%
International Products	$6,082	$8,014	(24)%
% of Revenues	38.9%	38.5%	1%
Products	$13,861	$16,948	(18)%
% of Revenues	42.1%	42.5%	(1)%
North America Services	$37,530	$49,143	(24)%
% of Revenues	24.6%	28.6%	(14)%
International Services	$1,212	$1,562	(22)%
% of Revenues	19.8%	22.8%	(13)%
Services	$38,742	$50,705	(24)%
% of Revenues	24.4%	28.4%	(14)%
Total Gross Profit	$52,603	$67,653	(22)%
% of Revenues	27.4%	31.0%	(12)%
Operating income (loss)
North America Products	$(1,474)	$943	n/m
% of Revenues	(8.5)%	4.9%	n/m
International Products	$(3,741)	$331	n/m
% of Revenues	(23.9)%	1.6%	n/m
Products	$(5,215)	$1,274	n/m
% of Revenues	(15.9)%	3.2%	n/m
North America Services	$(7,356)	$1,147	n/m
% of Revenues	(4.8)%	0.7%	n/m
International Services	$(326)	$299	n/m
% of Revenues	(5.3)%	4.4%	n/m
Services	$(7,682)	$1,446	n/m
% of Revenues	(4.8)%	0.8%	n/m
Total Operating Income (loss)	$(12,897)	$2,720	n/m
% of Revenues	(6.7)%	1.2%	n/m

1Q18 vs 1Q17
Total Revenues were $191,644, a decrease of 12% from $218,480 in the same period last year. Service Revenues were $158,756, a decrease of 11% from $178,599 in the same period last year due to a decrease in commercial revenues partially offset by an increase in government revenues. The decrease in commercial revenues within North America is due to a decline in the legacy unified communication business, which we expect will continue for the foreseeable future, and a decrease in the infrastructure business, which is the result of a change in sales leadership and other transformational activities. Government revenues increased due to market repositioning that was actioned over the past two years. Product Revenues were $32,888, a decrease of 18% from $39,881 in the same period last year primarily due to a decrease in North America Products' sales as a result of lower demand in the legacy run rate business and a decline in International Products which was negatively impacted by an initiative to centralize back office and supply chain operations.
Total Gross profit margin was 27.4%, a decrease of 11% from 31.0% in the same period last year. Service Gross profit margin was 24.4%, a decrease of 14% from 28.4% in the same period last year primarily due to lower revenues on higher margin unified communication business and aggressive pricing on certain incremental infrastructure projects for our commercial clients and higher volume of successful contract awards that carry a lower gross margin for our government clients. Product Gross profit margin was 42.1%, a decrease of 1% from 42.5% in the same period last year primarily due to a decrease in North America Products because of margin compression on data communication and infrastructure products partially offset by a slight increase in International Products gross margin.
Total Operating loss margin was 6.7%, compared to Total Operating profit margin of 1.2% in the same period last year. Service Operating loss margin was 4.8%, compared to Service Operating profit margin of 0.8% in the same period last year, primarily due to lower gross margins in North America Services as discussed above, an increase of $1,278 for restructuring expense, an increase of $3,000 of costs related to ERP implementation and a $1,175 gain on facility that was sold last year. The Company will continue to incur costs associated with the U.S.-based ERP project during the remainder of FY18 that will have a negative impact on our profits and cash flows. Product Operating loss margin was 15.9%, compared to Product Operating profit margin of 3.2% in the same period last year, primarily due to lower gross margins in North America Products as discussed above, and an increase of $1,306 and $1,713 for restructuring expense in North America Products and International Products, respectively.

Company management continues to review initiatives to align costs with revenue to improve profitability. As a result, during FY18, our profits could be negatively impacted by restructuring expenses resulting from such initiatives, which are designed to maximize the efficiency of the cost structure for each of our segments to enhance the Company's profitability. The Company believes there is a significant cost savings for such restructuring initiatives that will provide a return on investment in a relatively short period of time. However, there can be no assurance that we would realize adequate returns on this investment nor that we would be able to maintain such cost savings in the future. Such restructuring initiatives have not been formalized and the Company cannot state with any certainty the timing or whether or not such events will occur.

Interest expense, net and Income Taxes

	1Q18	1Q17	% Change
Interest expense	$1,218	$1,207	1%
% of Revenues	0.6%	0.6%	—%
Income taxes	$(4,498)	$2,332	n/m
Effective income tax rate	31.6%	125.6%	(75)%
1Q18 vs 1Q17
Interest expense was $1,218, an increase of 1% from $1,207 in the same period last year primarily as a result of higher weighted-average debt. Interest expense as a percent of Revenues was 0.6%, compared to 0.6% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $140,455 and 2.8%, respectively, compared to $133,299 and 2.5% in the same period last year.
Benefit from income taxes was $4,498, compared to a provision for income taxes of $2,332 in the same period last year. The effective income tax rate was 31.6%, a decrease from 125.6% in the same period last year. The effective income tax rate decrease from 125.6% to 31.6% was primarily due to the current mix of income and losses in various taxing jurisdictions and a release of uncertain income tax positions that produced a benefit in the prior year.

Liquidity and Capital Resources
Overview
A majority of our revenue is generated through individual sales of services and products. Less than 20% of our revenue is generated from long-term support contracts. We depend on repeat client business, as well as our ability to develop new client business, to sustain and grow our revenue. Most significant orders are subject to a competitive bidding process and, generally, competition can be significant for such new orders. Our business model provides us with flexibility in terms of capital expenditures and other required operating expenses. For the foreseeable future, we expect that the combination of net cash provided by operating activities and the available borrowings under our line of credit will be sufficient to fund our capital expenditures and other required operating expenses and will be available for discretionary investments.
We seek to allocate company resources in a manner that will enhance per share results. Our discretionary investments include: investments in growth programs and infrastructure, strategic acquisitions of high quality growth-oriented companies and repaying our debt.
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	1Q18	4Q17	1Q17
Cash and cash equivalents	$10,465	$14,247	$21,361
Working Capital	$92,666	$91,134	$126,497
Long-term debt	$99,172	$88,782	$114,898
Stockholders’ equity	$134,823	$141,649	$153,742
Unused commitments of the Credit Agreement	$62,622	$106,750	$80,750

The Company's reported cash balance is at its lowest level since March 31, 2006 due to more efficient usage of international cash balances. We do not expect any further significant reduction in the amount of cash on our balance sheet because we are limited by a combination of factors such as protected currencies, adverse tax impacts and other operating needs or requirements. The Company's reported working capital continues at a historically low level due to an increased focus around a reduction of working capital. The Company's reported long-term debt continues at a historically low level due to the results of reduced working capital and cash efficiencies discussed above and a priority placed on debt reduction.

On August 9, 2017, the Company and certain Banks entered into an Amendment and Joinder Agreement. See Note 5 of the Notes to the Consolidated Financial Statements and Item 1A. Risk Factors within Part II of this Quarterly Report on (this "Form 10-Q") for additional reference.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	1Q18	1Q17
Net cash provided by (used for) operating activities	$(16,267)	$10,884
Net cash provided by (used for) investing activities	$(1,085)	$(691)
Net cash provided by (used for) financing activities	$11,974	$(12,082)
Net cash provided by (used for) operating activities
Net cash used for operating activities was $16,267, due primarily to Net loss of $9,747, inclusive of non-cash charges, cash outflows of $11,230, $6,095, and $4,452 for All other liabilities, Accounts payable and All other assets, respectively, partially offset by cash inflows of $15,238 for Accounts receivable, compared to net cash provided by operating activities of $10,884 in the same period last year, due primarily to Net loss of $476, inclusive of non-cash charges, cash inflows of $4,590 and $2,305 for Accounts receivable and Inventories, respectively, partially offset by cash outflows of $3,553 for Costs/estimated earnings in excess of billings on uncompleted contracts. Changes in the above accounts are based on average Fiscal 2018 and Fiscal 2017 exchange rates, as applicable.

Changes in working capital, and particularly changes in Accounts receivable, Costs in excess of billings and Billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $1,097 compared to $2,072 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and vehicles.
Net cash provided by (used for) financing activities
Long-term debt
Proceeds from long-term debt was $10,172 compared to repayments of long-term debt of $4,807 in the same period last year.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $0 compared to $0 in the same period last year. The Company also made tax payments of $393 compared to $477 in the prior year related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of the repurchase program beginning in April 1999 through June 30, 2017, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. Under the Amended Credit Agreement, the Company is no longer permitted to repurchase common stock through its repurchase program but is allowed to repurchase a limited amount of shares for tax payments related to the vesting certain restricted stock units and performance shares, as applicable. This restriction is in effect until May 9, 2021. The Company expects to use the funds that were previously available for stock repurchases to supplement spending for our previously announced U.S.-based ERP project and to develop and implement growth initiatives for the Company, both of which we believe will create long-term shareholder value. See Note 5 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report for additional information.
Dividends
While the Company has paid dividends for the past 49 quarters, it is no longer permitted to do so under the Amended Credit Agreement. The Company expects to use the funds that were previously available for dividends to supplement spending for our previously announced US-based ERP project and to develop and implement growth initiatives for the Company, both of which we believe will create long-term shareholder value. This restriction is in effect until May 9, 2021. See Note 5 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report for additional information.

Credit Agreement
On August 9, 2017, the Company and certain Banks entered into an Amendment and Joinder Agreement. See Note 5 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report and Item 1A. Risk Factors contained in Part II of this Form 10-Q for additional information.

Valuation of long-lived assets

During the first quarter of Fiscal 2018, the Company lowered its projections of revenue and profitability outlook for the foreseeable future. During the second quarter of Fiscal 2018, the Company will conduct an interim assessment of our both our definite-lived and indefinite lived intangible assets and determine whether such assets were recoverable as of July 1, 2017. If such assets are not recoverable, the Company could incur a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.
Legal Proceedings
See Note 13 of the Notes to the Consolidated Financial Statements of this Form 10-Q, which information is incorporated herein by reference.

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

Critical Accounting Policies/Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2018.
Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2018 that have had a material impact on the Company's consolidated financial statements.
Cautionary Forward Looking Statements
Any forward-looking statements contained in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. You can identify these forward-looking statements by the fact that they use words such as "should," "anticipate," "estimate," "approximate," "expect," "target," "may," "will," "project," "intend," "plan," "believe" and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, they may include levels of business activity and operating expenses, liquidity, expenses relating to corporate compliance requirements, cash flows, global economic and business conditions, the timing, costs, and benefits of restructuring programs and other initiatives, successful marketing of the Company's product and services offerings, successful implementation of the Company's integration initiatives, such as our enterprise resource planning system initiatives, successful implementation of the Company's government contracting programs, competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, the Company's arrangements with suppliers of voice equipment and technology, government budgetary constraints and various other matters, many of which are beyond the Company's control. Additional risk factors are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and our quarterly reports on Form 10-Q for Fiscal 2018. We can give no assurance that any goal, plan or target set forth in forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments and caution you not to unduly rely on any such forward-looking statements.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Credit Agreement which was $102,528 as of June 30, 2017. As of June 30, 2017, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $260 ($159 net of tax) assuming the Company employed no intervention strategies. The Company expects that its interest rates under the Amended Credit Agreement will be higher than the interest rates under the Credit Agreement thus increasing its exposure to interest on variable rate debt.

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
As of June 30, 2017, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.29 to 1.36 Australian dollar, 1.29 to 1.36 Canadian dollar, 6.45 to 7.06 Danish krone, 0.87 to 0.95 Euro, 18.37 to 18.37 Mexican peso, 8.25 to 8.58 Norwegian kroner, 0.76 to 0.78 British pound sterling, 8.31 to 8.69 Swedish krona, 0.95 to 1.02 Swiss franc and 111.40 to 114.71 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $49,069 and will expire within four months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of July 1, 2017. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2017 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

We can provide no assurance that we will continue to have adequate liquidity. Our working capital demands can fluctuate greatly due to cash needs to fund new client contracts in advance of contractual payment dates. Due to our decreased revenues and profitability, and increased investments in our business under our transformation efforts, such as ERP migrations previously disclosed, net cash provided by operating activities may be insufficient to fund our operations and growth initiatives. We are dependent upon our senior credit facility to fund our cash needs. We recently amended our senior credit agreement to avoid a default of our leverage covenant. Our amended credit agreement contains covenants requiring us to achieve a certain minimum adjusted EBITDA during each quarter through the first quarter of Fiscal 2019. A leverage ratio and a fixed charge coverage ratio commence in the second quarter of Fiscal 2019 through maturity in May 2021. There can be no assurance that we will be able to remain in compliance with these or other covenants in our amended credit agreement. If we default the amended credit facility, the lenders would have the ability to exercise all of their legal and contractual remedies for default including, among others, the right to cease extending credit under the facility, to declare all outstanding obligations under the credit facility (including all outstanding indebtedness) to be immediately due and payable, to take action to protect its security interests in the collateral (which is substantially all of the assets of the Company) including taking possession thereof, and to increase the interest rate under the facility. In the event of a future default, although we could undertake activities to generate cash and repay the indebtedness under the amended credit facility, such as asset sales, or could seek to refinance such indebtedness with new indebtedness and/or sales of securities, there can be no assurance that such efforts would be successful. As a result, a default under the amended credit agreement could have a material adverse effect on the Company.

Item 5. Other Information.
(b) As previously disclosed, on May 24, 2017 our Board of Directors amended our Amended and Restated By-laws (the “By-laws”) to provide that certain eligible stockholders or groups of stockholders will be entitled to include a certain number of their nominees in the Company’s proxy statement for its annual meeting, beginning in 2018 (“proxy access”) provided the requirements set forth in the By-laws are met on a timely basis. Please refer to our By-laws for the details regarding our proxy access provisions.

Item 6. Exhibits.

Exhibit Number	Description
3(ii)	Amended and Restated By-laws(1)
21.1	Subsidiaries of the Registrant (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101	Interactive Data File

(1)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 31, 2017, and incorporated herein by reference.
(2)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK BOX CORPORATION
Date: August 10, 2017
/s/ DAVID J. RUSSO
David J. Russo
Senior Vice President, Chief Financial Officer,
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3(ii)	Amended and Restated By-laws(1)
21.1	Subsidiaries of the Registrant (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101	Interactive Data File

(1)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 31, 2017, and incorporated herein by reference.
(2)	Filed herewith.