Form 10-Q
period 2017-11-03
BLACK BOX CORP
filed 2017-11-03
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 13, 2017, there were 15,137,708 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	September 30, 2017	March 31, 2017
Assets
Cash and cash equivalents	$30,462	$14,247
Accounts receivable, net of allowance for doubtful accounts of $4,600 and $4,084	124,408	128,544
Inventories, net	26,839	25,382
Costs/estimated earnings in excess of billings on uncompleted contracts	72,564	71,930
Assets held for sale	2,081	—
Other assets	30,952	28,544
Total current assets	287,306	268,647
Property, plant and equipment, net	25,064	29,103
Intangibles, net	63,084	68,820
Deferred tax asset	55,541	53,539
Other assets	8,224	7,008
Total assets	$439,219	$427,117
Liabilities
Accounts payable	$71,412	$69,858
Accrued compensation and benefits	17,379	21,576
Deferred revenue	28,316	31,624
Billings in excess of costs/estimated earnings on uncompleted contracts	13,637	16,536
Short-term debt	5,756	964
Other liabilities	35,350	36,955
Total current liabilities	171,850	177,513
Long-term debt	123,409	88,782
Other liabilities	16,835	19,173
Total liabilities	$312,094	$285,468
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,138 and 14,960 shares outstanding, 26,876 and 26,654 issued	26	26
Additional paid-in capital	509,688	506,449
Retained earnings	43,284	66,246
Accumulated other comprehensive income (loss)	(9,889)	(15,481)
Treasury stock, at cost 11,738 and 11,694 shares	(415,984)	(415,591)
Total stockholders’ equity	$127,125	$141,649
Total liabilities and stockholders’ equity	$439,219	$427,117

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Six-months ended
	September 30 and October 1		September 30 and October 1
In thousands, except per share amounts	2017	2016	2017	2016
Revenues
Products	$37,248	$42,263	$70,136	$82,144
Services	156,916	176,486	315,672	355,085
Total	194,164	218,749	385,808	437,229
Cost of sales *
Products	21,166	27,213	40,193	50,146
Services	116,505	137,092	236,519	264,986
Total	137,671	164,305	276,712	315,132
Gross profit	56,493	54,444	109,096	122,097
Selling, general & administrative expenses	60,330	58,142	123,600	120,624
Asset impairment loss	1,426	536	1,426	536
Intangibles amortization	2,109	2,304	4,339	4,755
Operating income (loss)	(7,372)	(6,538)	(20,269)	(3,818)
Interest expense, net	1,801	1,050	3,019	2,257
Other expenses (income), net	(207)	41	(77)	(302)
Income (loss) before provision for income taxes	(8,966)	(7,629)	(23,211)	(5,773)
Provision (benefit) for income taxes	2,434	(1,524)	(2,064)	808
Net income (loss)	$(11,400)	$(6,105)	$(21,147)	$(6,581)
Earnings (loss) per common share
Basic	$(0.75)	$(0.40)	$(1.40)	$(0.44)
Diluted	$(0.75)	$(0.40)	$(1.40)	$(0.44)
Weighted-average common shares outstanding
Basic	15,138	15,149	15,057	15,088
Diluted	15,138	15,149	15,057	15,088
Dividends declared per share	$—	$0.12	$0.12	$0.24
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Six-months ended
	September 30 and October 1		September 30 and October 1
In thousands	2017	2016	2017	2016
Net income (loss)	$(11,400)	$(6,105)	$(21,147)	$(6,581)
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	2,063	19	5,172	(1,803)
Defined Benefit Pension
Actuarial gain (loss), net of taxes of $41, $137, $95, and $138	64	215	149	216
Amounts reclassified into results of operations, net of taxes of $12, ($70), $24, and ($207)	19	(110)	37	(324)
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of ($141), ($189), ($568), and ($283)	(221)	(295)	(888)	(443)
Amounts reclassified into results of operations, net of taxes of $470, $185, $717, and $330	736	289	1,122	516
Other comprehensive income (loss)	$2,661	$118	$5,592	$(1,838)
Comprehensive income (loss)	$(8,739)	$(5,987)	$(15,555)	$(8,419)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months ended
	September 30 and October 1
In thousands	2017	2016
Operating Activities
Net income (loss)	$(21,147)	$(6,581)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	4,339	4,755
Depreciation	4,759	4,600
Loss (gain) on sale of property	28	(1,223)
Deferred taxes	(1,842)	2,119
Stock compensation expense	3,238	3,172
Asset impairment loss	1,426	536
Provision for obsolete inventory	262	9,688
Provision for (recovery of) doubtful accounts	545	277
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	5,179	(7,607)
Inventories	(986)	6,824
Costs/estimated earnings in excess of billings on uncompleted contracts	(337)	(5,108)
All other assets	(1,000)	(326)
Accounts payable	1,942	4,866
Billings in excess of costs/estimated earnings on uncompleted contracts	(2,923)	1,971
All other liabilities	(9,107)	(2,281)
Net cash provided by (used for) operating activities	$(15,624)	$15,682
Investing Activities
Capital expenditures	(2,688)	(3,875)
Capital disposals	69	1,422
Net cash provided by (used for) investing activities	$(2,619)	$(2,453)
Financing Activities
Proceeds (repayments) from long-term debt	$34,576	$(17,922)
Proceeds (repayments) from short-term debt	4,950	1,620
Deferred financing costs	(632)	(1,049)
Purchase of treasury stock	(393)	(477)
Payment of dividends	(3,611)	(3,465)
Increase (decrease) in cash overdrafts	(1,086)	379
Net cash provided by (used for) financing activities	33,804	(20,914)
Foreign currency exchange impact on cash	$654	$312
Increase/(decrease) in cash and cash equivalents	$16,215	$(7,373)
Cash and cash equivalents at beginning of period	$14,247	$23,497
Cash and cash equivalents at end of period	$30,462	$16,124
Supplemental cash flow
Cash paid for interest	$2,375	$1,784
Cash paid for income taxes	224	(818)
Non-cash financing activities
Dividends payable	—	1,818
Capital leases	19	166
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2017 and 2016 were September 30, 2017 and October 1, 2016, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
In the second quarter of Fiscal 2018, Management completed a plan to sell the Company's current headquarters' building and adjacent vacant land and move to another local facility that better aligns to the needs of the business. Management believes it is probable that the sale will occur in the next twelve months. Assets associated with the sale, all of which are Property, plant and equipment, are presented as "Assets held for sale" on the Consolidated Balance Sheet as of September 30, 2017. There was no asset impairment charge, as these assets were already valued at the lower of net book value and fair value less estimated costs to sell. These assets are reported under the North America Products operating segment.

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

In May 2014, the FASB issued ASC Update No. 2014-09, "Revenue from Contracts with Customers" ("ASC 2014-09"), with subsequent amendments, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09.

Given the work required to implement the recognition and disclosure requirements under the new standard, the Company has made progress through the second quarter of Fiscal 2018, including the application of the new standard in our new US-based ERP. The Company has not yet selected which transition method we will apply. We will continue to assess all potential impacts of the standard, and any preliminary conclusions are subject to change.

Note 3: Inventories
The Company’s Inventories consist of the following:

	September 30, 2017	March 31, 2017
Raw materials	$1,910	$1,708
Finished goods	35,307	35,036
Inventory, gross	$37,217	$36,744
Excess and obsolete inventory reserves	(10,378)	(11,362)
Inventories, net	$26,839	$25,382
Note 4: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	September 30, 2017			March 31, 2017
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$842	$842	$—	$833	$833	$—
Customer relationships	122,396	85,083	37,313	122,301	80,678	41,623
Total	$123,238	$85,925	$37,313	$123,134	$81,511	$41,623
Indefinite-lived
Trademarks	34,024	8,253	25,771	35,450	8,253	27,197
Total	$157,262	$94,178	$63,084	$158,584	$89,764	$68,820

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets consist solely of customer relationships.

During the second quarter of Fiscal 2018, the Company lowered its projections of revenue and profitability outlook for the foreseeable future. As a result, the Company conducted an interim assessment of both our definite-lived and indefinite lived intangible assets and determined such assets, with the exception of Trademarks, were recoverable as of July 1, 2017. For Trademarks, the Company recorded an Intangible asset impairment loss of $1,426 to reduce book value to fair value which is recorded in Asset impairment loss within the Company’s Consolidated Statements of Operations. The fair value of Trademarks was determined using an income approach that included level 3 inputs.

The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Customer relationships	Total
March 31, 2017	$27,197	$41,623	$68,820
Intangibles amortization	—	(4,339)	(4,339)
Foreign currency translation adjustment	—	29	29
Intangible asset impairment loss	(1,426)	—	(1,426)
September 30, 2017	$25,771	$37,313	$63,084
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2018, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2018	$3,253
2019	5,616
2020	5,119
2021	4,658
2022	3,057
Thereafter	15,610
Total	$37,313
Note 5: Indebtedness
The Company’s Long-term debt consists of the following:

	September 30, 2017	March 31, 2017
Revolving credit agreement (1)	$78,000	$88,400
Term loan (1)	50,000	—
Other	1,165	1,346
Total debt	$129,165	$89,746
Less: current portion (2)	(5,756)	(964)
Long-term debt	$123,409	$88,782
(1) Refer below for additional details regarding the Company's amended credit agreement which includes a revolving credit agreement and a term loan.
(2) The Company's current portion of total debt primarily consists of minimum repayments of the term loan that are due in the next 12 months, which are $5,000 as of September 30, 2017.
In addition, the Company finances certain vendor-specific inventory under an unsecured revolving arrangement through third parties which provide extended payment terms beyond those offered by the vendor at no incremental cost to the Company. The outstanding balance for these unsecured revolving arrangements was $3,584 as of September 30, 2017, $3,366 of which is classified as a current liability, and $3,387 as of March 31, 2017, $3,169 of which was classified as a current liability. These balances are recorded as Other liabilities within the Company's Consolidated Balance Sheets.
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
The cost of the Amended Credit Agreement was approximately $632, substantially all of which will be amortized over the remaining term of the Amended Credit Agreement. In 2Q18, we recognized expense of $204 related to the write-off of deferred amortization costs of our Credit Agreement due to the reduction in size of the facility in the Amended Credit Agreement.
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
The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended September 30, 2017 was $140,648, $133,615 and 3.9%, respectively, compared to $145,100, $131,973 and 2.6%, respectively, for the three-months ended September 30, 2016. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six-months ended September 30, 2017 was $171,237, $137,054 and 3.3%, respectively, compared to $150,075, $132,643 and 2.5%, respectively, for the six-months ended September 30, 2016.
As of September 30, 2017, the Company had $4,850 outstanding in letters of credit and $37,150 in unused commitments, which are limited by a financial covenant, under the Amended Credit Agreement.

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
As of September 30, 2017, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $43,012 and will expire within 4 months. There was no hedge ineffectiveness during Fiscal 2018 or Fiscal 2017.
The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		September 30,	March 31,	September 30,	March 31,
	Classification	2017	2017	2017	2017
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$966	$573
Foreign currency contracts	Other assets (current)	$160	$87

		Three-months ended		Six-months ended
		September 30		September 30
	Classification	2017	2016	2017	2016
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(221)	$(295)	$(888)	$(443)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	736	289	1,122	516

Note 7: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$22,261	$11,667	$—	$33,928
Foreign currency contracts	$—	$160	$—	$160
Total Assets at Fair Value	$22,261	$11,827	$—	$34,088
Liabilities at Fair Value
Foreign currency contracts	$—	$966	$—	$966
(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2017.
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination.
Note 8: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	September 30, 2017	March 31, 2017
Foreign Currency Translation Adjustment	$1,329	$(3,843)
Derivative Instruments	(114)	(348)
Defined Benefit Pension	(11,104)	(11,290)
Accumulated other comprehensive income	$(9,889)	$(15,481)
Common Stock Repurchases

The following table presents information about the Company's common stock repurchases:

	Three-months ended		Six-months ended
	September 30		September 30
	2017	2016	2017	2016
Shares of common stock purchased	—	—	44,507	39,735
Aggregate purchase price	$—	$—	$393	$477
Average purchase price	$—	$—	$8.84	$12.01
During the six-month period ended September 30, 2017, the Company made tax payments of $393 and withheld 44,507 shares of common stock, which were designated as treasury shares, at an average price per share of $8.84, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During the six-month period ended September 30, 2016, the Company made tax payments of $477 and withheld 39,735 shares of common stock, which were designated as treasury shares, at an average price per share of $12.01, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of its repurchase programs beginning in April 1999 and through September 30, 2017, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of September 30, 2017, 1,107,149 shares were available under the most recent repurchase programs.
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

Note 9: Income Taxes
The Company's provision for income taxes for the three-months ended September 30, 2017 was $2,434, an effective tax rate of (27.1)% on a loss before provision for income taxes of $8,966, compared to a benefit from income taxes of $1,524, an effective tax rate of 20.0% on a loss before benefit from income taxes of $7,629 for the three-months ended September 30, 2016. The effective tax rate decrease from 20.0% to (27.1)% was primarily due to the mix of income and losses across various taxing jurisdictions along with valuation allowances recorded against federal foreign tax credits and state and foreign net operating losses. The Company's benefit from income taxes for the six-months ended September 30, 2017 was $2,064, an effective tax rate of 8.9% on a loss before benefit from income taxes of $23,211, compared to a provision for income taxes of $808, an effective tax rate of (14.0)% on a loss before provision for income taxes of $5,773 for the six-months ended September 30, 2016. The effective tax rate increase from (14.0)% to 8.9% was primarily due to the mix of income and losses across various taxing jurisdictions along with valuation allowances recorded against federal foreign tax credits and state and foreign net operating losses. The effective tax rate for the six-months ended September 30, 2017 of (27.1)% differs from the federal statutory rate primarily due to valuation allowances recorded against federal foreign tax credits and state and foreign net operating losses along with the reduction of deferred tax assets associated with equity awards and the mix of income across various taxing jurisdictions.
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
A valuation allowance is provided on deferred tax assets if determined that it is more likely than not that the asset will not be realized. The Company considers all available evidence, both positive and negative, in assessing the need for a valuation allowance in each taxing jurisdiction. The evidence considered in evaluating deferred tax assets includes but is not limited to cumulative financial income over the three-year period ended September 30, 2017, excluding significant one-time charges for impairment (goodwill and other), the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax, and subjective projected future income.
Based on the available evidence, a valuation allowance of $5,192 has been recorded against deferred tax assets relating to U.S. Federal foreign tax credits for $3,800, and state and foreign net operating losses for $1,000 and $392, respectively. Future positive and negative events, such as the significant underperformance relative to projected or future operating results, will be monitored accordingly and a determination will be made on the ability to realize deferred tax assets at that time.
Note 10: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan, as amended (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of September 30, 2017, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 6,491,631 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $1,040 and $939 for the three-months ended September 30, 2017 and 2016, respectively, and $3,238 and $3,172 for the six-months ended September 30, 2017 and 2016, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $387 and $349 for the three-months ended September 30, 2017 and 2016, respectively, and $1,205 and $1,180 for the six-months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.
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

	Six-months ended
	September 30
	2017	2016
Expected life (in years)	6.1	6.8
Risk-free interest rate	2.1%	1.6%
Annual forfeiture rate	2.7%	1.8%
Expected volatility	45.3%	41.7%
Dividend yield	3.9%	3.1%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2017	1,080	$21.84
Granted	609	8.10
Exercised	—	—
Forfeited or cancelled	(110)	20.02
September 30, 2017	1,579	$16.67	6.4	$—
Exercisable	744	$24.93	3.2	$—
The weighted-average grant-date fair value of options granted during the six-months ended September 30, 2017 and 2016 was $2.51 and $3.74, respectively. The intrinsic value of options exercised during the six-months ended September 30, 2017 and 2016 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on September 29, 2017, which was $3.25.
The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	419	$4.45
Granted	609	2.51
Vested	(159)	4.99
Forfeited	(33)	4.45
September 30, 2017	836	$2.93
As of September 30, 2017, there was $1,958 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	340	$14.24
Granted	420	8.03
Vested	(223)	12.38
Forfeited	(25)	13.66
September 30, 2017	512	$9.99
The total fair value of shares that vested during the six-months ended September 30, 2017 and 2016 was $1,894 and $2,039, respectively.
As of September 30, 2017, there was $3,636 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.
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

	Six-months ended
	September 30
	2017	2016
Risk-free interest rate	1.4%	0.9%
Expected volatility	46.7%	45.1%
Dividend yield	3.9%	3.4%
The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	319	$15.93
Granted	309	8.26
Vested	(68)	23.05
Forfeited	(33)	14.66
September 30, 2017	527	$10.60
The total fair value of shares that vested during the six-months ended September 30, 2017 and 2016 was $0 and $0, respectively, as there were no payouts because certain performance obligations were not met.
As of September 30, 2017, there was $2,319 of total unrecognized pre-tax stock-based compensation expense related to non-

vested performance share awards, which is expected to be recognized over a weighted-average period of 2.3 years.
Note 11: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in table in thousands):

	Three-months ended		Six-months ended
	September 30		September 30
	2017	2016	2017	2016
Net income (loss)	$(11,400)	$(6,105)	$(21,147)	$(6,581)
Weighted-average common shares outstanding (basic)	15,138	15,149	15,057	15,088
Effect of dilutive securities from equity awards	—	—	—	—
Weighted-average common shares outstanding (diluted)	15,138	15,149	15,057	15,088
Basic earnings (loss) per common share	$(0.75)	$(0.40)	$(1.40)	$(0.44)
Dilutive earnings (loss) per common share	$(0.75)	$(0.40)	$(1.40)	$(0.44)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 2,507,792 and 1,333,272 non-dilutive equity awards outstanding for the three-months ended September 30, 2017 and 2016, respectively, and 2,507,792 and 1,339,604 non-dilutive equity awards outstanding for the six-months ended September 30, 2017 and 2016, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
During the second quarter of Fiscal 2018, as a result of changes in our management structure of certain segments, several entities were realigned to different segments. The segment information outlined below is reflective of this realignment for the second quarter. If the first quarter of Fiscal 2018 results were included in the 2QYTD18 Revenues and Gross profit, Revenues would be $36,650, $31,591, and $16,404, and Gross profit would be $16,763, $12,757, and $3,511 for North America Products, International Products, and International Services, respectively.
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
2Q18
Revenues	$19,858	$148,533	$17,390	$8,383	$194,164
Gross profit	9,145	38,536	6,937	1,875	56,493
Operating income (loss)	1,848	(7,177)	(361)	(1,682)	(7,372)
Depreciation	451	1,702	175	107	2,435
Intangibles amortization	—	1,984	125	—	2,109
Restructuring expense	(659)	697	(1,073)	1,182	147
Asset impairment loss	—	1,426	—	—	1,426
Capital expenditures	204	1,009	120	258	1,591
Assets (as of September 30)	62,527	318,149	43,112	15,431	439,219

2Q17
Revenues	$20,954	$169,782	$21,309	$6,704	$218,749
Gross profit	6,533	37,955	8,517	1,439	54,444
Operating income (loss)	(749)	(6,106)	65	252	(6,538)
Depreciation	417	1,691	187	60	2,355
Intangibles amortization	—	2,189	115	—	2,304
Restructuring expense	125	2,125	671	20	2,941
Asset impairment loss	—	536	—	—	536
Capital expenditures	(449)	1,728	107	417	1,803
Assets (as of September 30)	46,752	354,715	36,033	17,002	454,502

2QYTD18
Revenues	$37,121	$301,163	$33,015	$14,509	$385,808
Gross profit	16,924	76,066	13,019	3,087	109,096
Operating income (loss)	374	(14,533)	(4,102)	(2,008)	(20,269)
Depreciation	900	3,336	339	184	4,759
Intangibles amortization	—	4,101	238	—	4,339
Restructuring expense	647	1,975	640	1,207	4,469
Asset impairment loss	—	1,426	—	—	1,426
Capital expenditures	333	1,708	373	274	2,688
Assets (as of September 30)	62,527	318,149	43,112	15,431	439,219

2QYTD17
Revenues	$40,039	$341,517	$42,105	$13,568	$437,229
Gross profit	15,467	87,098	16,531	3,001	122,097
Operating income (loss)	194	(4,959)	396	551	(3,818)
Depreciation	822	3,306	369	103	4,600
Intangibles amortization	—	4,523	232	—	4,755
Restructuring expense	125	2,125	671	20	2,941
Asset impairment loss	—	536	—	—	536
Capital expenditures	826	2,416	201	432	3,875
Assets (as of September 30)	46,752	354,715	36,033	17,002	454,502
Note 13: Commitments and Contingencies
In connection with the Amended Credit Agreement disclosed in Note 5, the Company is required to make payments of $5,000 on its term loan over the next 12 months. Correspondingly, the Company expects its long-term payments (greater than 1 year) under the credit facility to decrease by $5,000.

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

The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2017	$4,850	$286	$5,136
Restructuring expense	4,133	336	4,469
Cash expenditures	(4,462)	(286)	(4,748)
Balance at September 30, 2017	$4,521	$336	$4,857

Of the $4,857 above, $4,793 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended September 30, 2017.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, for the six months ended September 30, 2017, for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$647	$1,651	$628	$1,207	$4,133
Facility Closures	—	324	12	—	336
Total	$647	$1,975	$640	$1,207	$4,469

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
The discussion and analysis for the three-months and six-months ended September 30, 2017 and 2016 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2017 (the "Form 10-K"). References to “2Q18” mean the three-month period ended September 30, 2017 while references to “2Q17” mean the three-month period ended September 30, 2016. References to “2QYTD18” mean the six-month period ended September 30, 2017 while references to “2QYTD17” mean the six-month period ended September 30, 2016. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of September 30, 2017 and 2016 were September 30, 2017 and October 1, 2016, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
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

The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At September 30, 2017, the Company's total backlog, which relates primarily to Services, was $353,076, of which $236,419 is expected to be completed within the next twelve months.

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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have 3,351 team members world-wide, with the collective experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

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

2QYTD18 vs 2QYTD17 Summary

	2QYTD18	2QYTD17	% Change
Revenues	$385,808	$437,229	(11.8)%
Gross profit margin	28.3%	27.9%	1.4%
Operating income (loss) margin	(5.3)%	(0.9)%	n/m
Diluted earnings (loss) per share	$(1.40)	$(0.44)	n/m
Net cash provided by (used for) operating activities	$(15,624)	$15,682	n/m
n/m = not meaningful
Diluted loss per share was $1.40, compared to $0.44 in the same period last year as a result of:

•
a $51,421 decrease in Revenues as a result of a $39,413 decrease in Service Revenues, primarily due to decreases in North America Services as a result of decreases in both unified communications and infrastructure, partially offset by an increase in government revenues due to market repositioning that was actioned over the past two years and a $12,008 decrease in Product Revenues primarily due to decrease in North America Products as a result of lower demand in the legacy run rate business and a decrease in International Products which was negatively impacted by an initiative to centralize back office and supply chain operations,

•
a $13,001 decrease in Gross profit as a result of a $10,946 decrease in Service Gross profit driven by the decline in Revenues noted above as well as a decrease in Gross profit margin due to lower revenues on higher margin unified communication business and aggressive pricing on certain incremental infrastructure projects for our commercial clients and higher volume of successful contract awards that carry a lower gross margin for our government clients, and a $2,055 decrease in Products Gross profit driven by the decline in Revenues noted above, all partially offset by a $9,137 Inventory impairment taken in the prior year,

•
a $2,976 increase in Selling, general and administrative expenses which was primarily the result of $1,528 of additional restructuring expense, $1,175 of gain on the sale of a facility in the prior year, and $6,979 of costs related to the ongoing ERP implementation, partially offset by a decrease in variable compensation,

•	an $890 increase in Asset impairment loss due to a $1,426 Trademark impairment in the current quarter,

•
a $762 increase in Interest expense (income) resulting from an increase in weighted-average outstanding debt and a $204 write-off of deferred amortization costs of our Credit Agreement due to the reduction in size of the facility in the Amended Credit Agreement,

•
partially offset by a $2,872 increase in Benefit from income taxes and an increase in the effective rate from (14.0)% to 8.9% due to the mix of income and losses across various taxing jurisdictions along with valuation allowances recorded against federal foreign tax credits and state and foreign net operating losses.

Net cash used for operating activities was $15,624, which included Net loss of $21,147 and negative cash from working capital of $7,232, compared to net cash provided for operating activities of $15,682, which included Net loss of $6,581 and negative cash from working capital of $1,661, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income (loss) amounts in the table below are presented on a basis consistent with GAAP.

	2Q18	2Q17	% Change	2QYTD18	2QYTD17	% Change
Revenues
North America Products	$19,858	$20,954	(5)%	$37,121	$40,039	(7)%
International Products	$17,390	$21,309	(18)%	$33,015	$42,105	(22)%
Products	$37,248	$42,263	(12)%	$70,136	$82,144	(15)%
North America Services	$148,533	$169,782	(13)%	$301,163	$341,517	(12)%
International Services	$8,383	$6,704	25%	$14,509	$13,568	7%
Services	$156,916	$176,486	(11)%	$315,672	$355,085	(11)%
Total Revenues	$194,164	$218,749	(11)%	$385,808	$437,229	(12)%
Gross Profit
North America Products	$9,145	$6,533	40%	$16,924	$15,467	9%
% of Revenues	46.1%	31.2%	48%	45.6%	38.6%	18%
International Products	$6,937	$8,517	(19)%	$13,019	$16,531	(21)%
% of Revenues	39.9%	40.0%	—%	39.4%	39.3%	—%
Products	$16,082	$15,050	7%	$29,943	$31,998	(6)%
% of Revenues	43.2%	35.6%	21%	42.7%	39.0%	9%
North America Services	$38,536	$37,955	2%	$76,066	$87,098	(13)%
% of Revenues	25.9%	22.4%	16%	25.3%	25.5%	(1)%
International Services	$1,875	$1,439	30%	$3,087	$3,001	3%
% of Revenues	22.4%	21.5%	4%	21.3%	22.1%	(4)%
Services	$40,411	$39,394	3%	$79,153	$90,099	(12)%
% of Revenues	25.8%	22.3%	16%	25.1%	25.4%	(1)%
Total Gross Profit	$56,493	$54,444	4%	$109,096	$122,097	(11)%
% of Revenues	29.1%	24.9%	17%	28.3%	27.9%	1%
Operating Income (Loss)
North America Products	$1,848	$(749)	n/m	$374	$194	93%
% of Revenues	9.3%	(3.6)%	n/m	1.0%	0.5%	100%
International Products	$(361)	$65	n/m	$(4,102)	$396	n/m
% of Revenues	(2.1)%	0.3%	n/m	(12.4)%	0.9%	n/m
Products	$1,487	$(684)	n/m	$(3,728)	$590	n/m
% of Revenues	4.0%	(1.6)%	n/m	(5.3)%	0.7%	n/m
North America Services	$(7,177)	$(6,106)	n/m	$(14,533)	$(4,959)	n/m
% of Revenues	(4.8)%	(3.6)%	n/m	(4.8)%	(1.5)%	n/m
International Services	$(1,682)	$252	n/m	$(2,008)	$551	n/m
% of Revenues	(20.1)%	3.8%	n/m	(13.8)%	4.1%	n/m
Services	$(8,859)	$(5,854)	n/m	$(16,541)	$(4,408)	n/m
% of Revenues	(5.6)%	(3.3)%	n/m	(5.2)%	(1.2)%	n/m
Total Operating Income (Loss)	$(7,372)	$(6,538)	n/m	$(20,269)	$(3,818)	n/m
% of Revenues	(3.8)%	(3.0)%	n/m	(5.3)%	(0.9)%	n/m

2Q18 vs 2Q17
Total Revenues were $194,164, a decrease of 11% from $218,749 in the same period last year. Service Revenues were $156,916, a decrease of 11% from $176,486 in the same period last year due to a decrease in commercial revenues partially offset by an increase in government revenues. The decrease in commercial revenues within North America is due to a decline in the legacy unified communication business, which we expect will continue for the foreseeable future, and a decrease in the infrastructure business, which is the result of a change in sales leadership and other transformational activities. Government revenues increased due to market repositioning that was actioned over the past two years. Product Revenues were $37,248, a decrease of 12% from $42,263 in the same period last year primarily due to a decrease in North America Products' sales as a result of lower demand in the legacy run rate business and a decline in International Products which was negatively impacted by a large one time deal (Norway) in the prior year.
Total Gross profit margin was 29.1%, an increase of 17% from 24.9% in the same period last year. The same period last year included Inventory impairment losses of $6,327 for Services and $2,810 for Products. Excluding these impairment charges, the prior year total Gross profit margin was 29.1%. Service Gross profit margin was 25.8%, an increase of 16% from 22.3% in the same period last year and a 1% decrease after adjusting for the impairment charge. Product Gross profit margin was 43.2%, an increase of 21% from 35.6% in the same period last year and a 2% increase after adjusting for the impairment charge.
Total Operating loss margin was 3.8%, compared to a Total Operating loss margin of 3.0% in the same period last year. Service Operating loss margin was 5.6%, compared to Service Operating loss margin of 3.3% in the same period last year, primarily due to higher spending on the U.S.-based ERP project and $1,426 in Asset Impairment relating to Trademarks, partially offset by lower variable compensations costs and the increase in Gross profit margin referenced above. The Company will continue to incur costs associated with the U.S.-based ERP project during the remainder of FY18 that will have a negative impact on our profits and cash flows. Product Operating margin was 4.0%, compared to Product Operating loss margin of 1.6% in the same period last year, primarily due to lower variable compensation costs and the increase in Gross profit margin as referenced above.

2QYTD18 vs 2QYTD17

Total Revenues were $385,808, a decrease of 12% from $437,229 in the same period last year. Service Revenues were $315,672, a decrease of 11% from $355,085 in the same period last year primarily due to decreases in both unified communications and infrastructure, partially offset by an increase in government revenues due to market repositioning that was actioned over the past two years. Product Revenues were $70,136, a decrease of 15% from $82,144 in the same period last year, primarily due to a decrease in North America Products' sales as a result of lower demand in the legacy run rate business and a decline in International Products which was negatively impacted by a large one time deal (Norway) in the prior year and an initiative to centralize back office and supply chain operations.

Total Gross profit margin was 28.3%, an increase of 1% from 27.9% in the same period last year. As noted above, the same period last year included Inventory impairment losses of $6,327 for Services and $2,810 for Products. Excluding these impairment charges, the prior year total Gross profit margin was 30.0%. Service Gross profit margin was 25.1%, a decrease of 1% from 25.4% in the same period last year and an 8% decrease after adjusting for the impairment charge. This decrease was primarily due to lower revenues on higher margin unified communication business and aggressive pricing on certain incremental infrastructure projects for our commercial clients and higher volume of successful contract awards that carry a lower gross margin for our government clients. Product Gross profit margin was 42.7%, an increase of 9% from 39.0% in the same period last year and a 1% increase after adjusting for the impairment charge.

Total Operating loss margin was 5.3%, a decrease compared to 0.9% in the same period last year. Service Operating loss margin was 5.2%, a decrease compared to 1.2% in the same period last year, primarily due to higher spending on the U.S.-based ERP project and $1,426 in Asset Impairment relating to Trademarks, partially offset by lower variable compensation costs. The Company will continue to incur costs associated with the U.S.-based ERP project during the remainder of FY18 that will have a negative impact on our profits and cash flows. Product Operating loss margin was 5.3%, a decrease compared to Product Operating profit margin of 0.7% in the same period last year, primarily due to higher restructuring costs partially offset by the increase in Gross profit margin as referenced above.

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

Interest expense, net and Income Taxes

	2Q18	2Q17	% Change	2QYTD18	2QYTD17	% Change
Interest expense	$1,801	$1,050	72%	$3,019	$2,257	34%
% of Revenues	0.9%	0.5%	80%	0.8%	0.5%	60%
Income taxes	$2,434	$(1,524)	n/m	$(2,064)	$808	n/m
Effective income tax rate	(27.1)%	20.0%	n/m	8.9%	(14.0)%	n/m
2Q18 vs 2Q17
Interest expense was $1,801, an increase of 72% from $1,050 in the same period last year primarily as a result of higher interest rates and a $204 write-off of deferred amortization costs of our Credit Agreement due to the reduction in size of the facility in the Amended Credit Agreement. The weighted-average outstanding debt and weighted-average interest rate was $133,615 and 3.9%, respectively, compared to $131,973 and 2.6% in the same period last year.
Provision for income taxes was $2,434, compared to a benefit from income taxes of $1,524 in the same period last year. The effective income tax rate was (27.1)%, a decrease from 20.0% in the same period last year. The effective income tax rate decrease from 20.0% to (27.1)% was primarily due to the mix of income and losses across various taxing jurisdictions along with valuation allowances recorded against federal foreign tax credits and state and foreign net operating losses along with the reduction of deferred tax assets associated with equity awards and the mix of income across various taxing jurisdictions.
2QYTD18 vs 2QYTD17
Interest expense was $3,019, an increase of 34% from $2,257 in the same period last year primarily as a result of higher interest rates, a $204 write-off of deferred amortization costs as referenced above, and to a lesser extent, higher average debt. The weighted-average outstanding debt and weighted-average interest rate was $137,054 and 3.3%, respectively, compared to $132,643 and 2.5% in the same period last year.
Benefit from income taxes was $2,064, compared to a provision for income taxes of $808 in the same period last year. The effective income tax rate was 8.9%, an increase compared to the effective income tax rate of (14.0)% in the same period last year. The effective income tax rate increase from (14.0)% to 8.9% was primarily due to the mix of income and losses across various taxing jurisdictions along with valuation allowances recorded against federal foreign tax credits and state and foreign net operating losses.
Liquidity and Capital Resources
Overview
A majority of our revenue is generated through individual sales of services and products. Approximately 20% of our revenue is generated from long-term support contracts. We depend on repeat client business, as well as our ability to develop new client business, to sustain and grow our revenue. Most significant orders are subject to a competitive bidding process and, generally, competition can be significant for such new orders. Our business model provides us with flexibility in terms of capital expenditures and other required operating expenses. For the foreseeable future, we expect that the combination of net cash provided by operating activities and the available borrowings under our line of credit will be sufficient to fund our capital expenditures and other required operating expenses.
We seek to allocate company resources in a manner that will enhance our operating results. Our discretionary investments include: investments in growth programs and infrastructure and repaying our debt.

Liquidity Position
The following is a summary of our capitalization and liquidity position.

	2Q18	4Q17	2Q17
Cash and cash equivalents	$30,462	$14,247	$16,124
Working Capital	$115,456	$91,134	$105,303
Debt	$129,165	$89,746	$103,037
Stockholders’ equity	$127,125	$141,649	$146,881
Unused commitments of the Credit Agreement	$37,150	$106,750	$93,750
Cash and Unused commitments of the Credit Agreement	$67,612	$120,997	$109,874

On August 9, 2017, the Company and certain of the Banks entered into an Amendment and Joinder Agreement which reduced the capacity of the credit facility from $200,000 to $170,000. As a result of the $30,000 decrease in facility size, the Company's liquidity (cash and cash equivalents and unused credit commitments) was $67,612 at the end of the second quarter of Fiscal 2018, compared to $120,997 at the end of Fiscal 2017. Net debt (debt less cash and cash equivalents) was $98,703 at the end of the second quarter of Fiscal 2018, an increase of $23,204 from the end of Fiscal 2017 as a result of spending on our previously announced US-based ERP project as well as increased working capital. The ERP project spending is expected to increase in the third quarter and then decline during the next two successive quarters. Additionally, the Company is emphasizing working capital initiatives in order to bring working capital levels in line with revenue and activity levels.

We anticipate that cash on hand, the available unused commitments of the Credit Agreement and cash provided by operating activities should be sufficient to cover the Company's working capital requirements, capital expenditures, and other cash needs for at least the next 12 months.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	2QYTD18	2QYTD17
Net cash provided by (used for) operating activities	$(15,624)	$15,682
Net cash provided by (used for) investing activities	$(2,619)	$(2,453)
Net cash provided by (used for) financing activities	$33,804	$(20,914)
Net cash provided by (used for) operating activities
Net cash used for operating activities was $15,624, due primarily to Net loss of $21,147, inclusive of non-cash charges, cash outflows of $9,107 and $2,923 for All other liabilities and Billings in excess of costs, respectively, partially offset by cash inflows of $5,179 for Accounts receivable, compared to net cash provided by operating activities of $15,682 in the same period last year, due primarily to Net loss of $6,581, inclusive of non-cash charges, cash inflows of $6,824 and $4,866 from Inventory and Accounts payable, respectively, partially offset by cash outflows of $7,607 and $5,108 from Accounts receivable and Costs in excess of billings, respectively. Changes in the above accounts are based on average Fiscal 2018 and Fiscal 2017 exchange rates, as applicable.
Changes in working capital, and particularly changes in Accounts receivable, Costs in excess of billings and Billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $2,688 compared to $3,875 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and service vehicles.
Net cash provided by (used for) financing activities
Long-term debt
Proceeds from long-term debt was $34,576 compared to repayments of long-term debt of $17,922 in the same period last year.

Common stock repurchases
The Company did not make any discretionary investments in the form of common stock repurchases in the current period nor in the same period last year. The Company withheld shares in the amount of $393, compared to $477 in the prior year, to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of the repurchase program beginning in April 1999 through September 30, 2017, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. Under the Amended Credit Agreement, the Company is no longer permitted to repurchase common stock through its repurchase program but is allowed to repurchase a limited amount of shares for tax payments related to the vesting certain restricted stock units and performance shares, as applicable. This restriction is in effect until May 9, 2021. The Company expects to use the funds that were previously available for stock repurchases to supplement spending for our previously announced U.S.-based ERP project and to develop and implement growth initiatives for the Company, both of which we believe will create long-term shareholder value. See Note 5 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report for additional information.
Dividends
The Company is no longer permitted to pay dividends under the Amended Credit Agreement. The Company expects to use the funds that were previously available for dividends to supplement spending for our previously announced US-based ERP project and to develop and implement growth initiatives for the Company, both of which we believe will create long-term shareholder value. This restriction is in effect until May 9, 2021. The Company paid dividends of $7.1 million in Fiscal 2017.

Credit Agreement
On August 9, 2017, the Company and certain Banks entered into an Amendment and Joinder Agreement. See Note 5 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report and Item 1A. Risk Factors contained in Part II of the Form 10-Q for the first quarter of Fiscal 2018 for additional information.

Valuation of long-lived assets

During the second quarter of Fiscal 2018, the Company lowered its projections of revenue and profitability outlook for the foreseeable future. As a result, the Company conducted an interim assessment of both our definite-lived and indefinite lived intangible assets and determined such assets, with the exception of Trademarks, were recoverable as of July 1, 2017. For Trademarks, the Company recorded an Intangible asset impairment loss of $1,426 to reduce book value to fair value which is recorded in Asset impairment loss within the Company’s Consolidated Statements of Operations. The fair value of Trademarks was determined using an income approach that included level 3 inputs. See Note 4 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report for additional information.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Credit Agreement which was $128,000 as of September 30, 2017. As of September 30, 2017, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $324 ($199 net of tax) assuming the Company employed no intervention strategies. The Company expects that its interest rates under the Amended Credit Agreement will be higher than the interest rates under the Credit Agreement thus increasing its exposure to interest on variable rate debt.
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
As of September 30, 2017, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.26 to 1.29 Australian dollar, 1.26 to 1.36 Canadian dollar, 6.17 to 6.17 Danish krone, 0.83 to 0.85 Euro, 18.30 to 18.30 Mexican peso, 7.62 to 7.62 Norwegian kroner, 0.75 to 0.77 British pound sterling, 7.81 to 7.81 Swedish krona, 0.94 to 0.94 Swiss franc and 108.72 to 113.56 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $43,012 and will expire within four months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment and Joinder Agreement, dated as of August 9, 2017, by and among Black Box Corporation, the Guarantors, the Lenders and PNC Bank, National Association, as Administrative Agent (1)
21.1	Subsidiaries of the Registrant (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101	Interactive Data File

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on August 10, 2017, and incorporated herein by reference.
(2)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK BOX CORPORATION
Date: November 3, 2017
/s/ DAVID J. RUSSO
David J. Russo
Senior Vice President, Chief Financial Officer,
Treasurer and Principal Accounting Officer