Form 10-Q
period 2018-02-06
BLACK BOX CORP
filed 2018-02-06
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 12, 2018, there were 15,139,490 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED DECEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	December 30, 2017	March 31, 2017
Assets
Cash and cash equivalents	$18,380	$14,247
Accounts receivable, net of allowance for doubtful accounts of $4,087 and $4,084	124,024	128,544
Inventories, net	30,896	25,382
Costs/estimated earnings in excess of billings on uncompleted contracts	86,945	71,930
Assets held for sale	297	—
Other assets	32,386	28,544
Total current assets	292,928	268,647
Property, plant and equipment, net	25,628	29,103
Intangibles, net	61,483	68,820
Deferred tax asset	34,771	53,539
Other assets	8,259	7,008
Total assets	$423,069	$427,117
Liabilities
Accounts payable	$74,312	$69,858
Accrued compensation and benefits	14,026	21,576
Deferred revenue	27,297	31,624
Billings in excess of costs/estimated earnings on uncompleted contracts	15,520	16,536
Short-term debt	6,754	964
Other liabilities	32,750	36,955
Total current liabilities	170,659	177,513
Long-term debt	136,031	88,782
Other liabilities	16,489	19,173
Total liabilities	$323,179	$285,468
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,139 and 14,960 shares outstanding, 26,878 and 26,654 issued	26	26
Additional paid-in capital	509,830	506,449
Retained earnings	15,346	66,246
Accumulated other comprehensive income (loss)	(9,326)	(15,481)
Treasury stock, at cost 11,739 and 11,694 shares	(415,986)	(415,591)
Total stockholders’ equity	$99,890	$141,649
Total liabilities and stockholders’ equity	$423,069	$427,117

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Nine-months ended
	December 30 and December 31		December 30 and December 31
In thousands, except per share amounts	2017	2016	2017	2016
Revenues
Products	$34,393	$36,109	$104,529	$118,253
Services	160,480	174,261	476,152	529,346
Total	194,873	210,370	580,681	647,599
Cost of sales *
Products	21,091	20,133	61,284	70,279
Services	121,103	127,794	357,622	392,780
Total	142,194	147,927	418,906	463,059
Gross profit	52,679	62,443	161,775	184,540
Selling, general & administrative expenses	58,963	57,383	182,563	178,007
Asset impairment loss	—	—	1,426	536
Intangibles amortization	1,604	2,298	5,943	7,053
Operating income (loss)	(7,888)	2,762	(28,157)	(1,056)
Interest expense, net	1,737	1,055	4,756	3,312
Other expenses (income), net	169	63	92	(239)
Income (loss) before provision for income taxes	(9,794)	1,644	(33,005)	(4,129)
Provision (benefit) for income taxes	18,144	324	16,080	1,132
Net income (loss)	$(27,938)	$1,320	$(49,085)	$(5,261)
Earnings (loss) per common share
Basic	$(1.85)	$0.09	$(3.26)	$(0.35)
Diluted	$(1.85)	$0.09	$(3.26)	$(0.35)
Weighted-average common shares outstanding
Basic	15,138	15,149	15,069	15,095
Diluted	15,138	15,277	15,069	15,095
Dividends declared per share	$—	$0.12	$0.12	$0.36
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Nine-months ended
	December 30 and December 31		December 30 and December 31
In thousands	2017	2016	2017	2016
Net income (loss)	$(27,938)	$1,320	$(49,085)	$(5,261)
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	562	(4,444)	5,734	(6,247)
Defined Benefit Pension
Actuarial gain (loss), net of taxes of $41, $66, $136, and $205	64	104	213	320
Amounts reclassified into results of operations, net of taxes of $12, ($3), $35, and ($210)	19	(5)	56	(329)
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of ($263), ($173), ($830), and ($456)	(411)	(270)	(1,298)	(713)
Amounts reclassified into results of operations, net of taxes of $210, $75, $927, and $405	329	118	1,450	634
Other comprehensive income (loss)	$563	$(4,497)	$6,155	$(6,335)
Comprehensive income (loss)	$(27,375)	$(3,177)	$(42,930)	$(11,596)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-months ended
	December 30 and December 31
In thousands	2017	2016
Operating Activities
Net income (loss)	$(49,085)	$(5,261)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	5,943	7,053
Depreciation	7,242	7,072
Loss (gain) on sale of property	7	(893)
Deferred taxes	15,841	3,984
Stock compensation expense	3,380	3,877
Asset impairment loss	1,426	536
Provision for obsolete inventory	745	10,158
Provision for (recovery of) doubtful accounts	601	921
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	5,821	3,125
Inventories	(4,392)	6,172
Costs/estimated earnings in excess of billings on uncompleted contracts	(14,701)	(8,953)
All other assets	830	(2,105)
Accounts payable	4,021	2,378
Billings in excess of costs/estimated earnings on uncompleted contracts	(1,052)	(2,157)
All other liabilities	(19,759)	(1,173)
Net cash provided by (used for) operating activities	$(43,132)	$24,734
Investing Activities
Capital expenditures	(3,618)	(6,141)
Capital disposals	73	3,627
Net cash provided by (used for) investing activities	$(3,545)	$(2,514)
Financing Activities
Proceeds (repayments) from long-term debt	$46,882	$(25,642)
Proceeds (repayments) from short-term debt	7,121	363
Deferred financing costs	(632)	(1,049)
Purchase of treasury stock	(395)	(477)
Payment of dividends	(3,611)	(5,290)
Increase (decrease) in cash overdrafts	(691)	351
Net cash provided by (used for) financing activities	48,674	(31,744)
Foreign currency exchange impact on cash	$2,136	$(165)
Increase/(decrease) in cash and cash equivalents	$4,133	$(9,689)
Cash and cash equivalents at beginning of period	$14,247	$23,497
Cash and cash equivalents at end of period	$18,380	$13,808
Supplemental cash flow
Cash paid for interest	$3,985	$2,915
Cash paid for income taxes	1,389	(209)
Non-cash financing activities
Dividends payable	—	1,818
Capital leases	310	238
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of December 31, 2017 and 2016 were December 30, 2017 and December 31, 2016, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
In the second quarter of Fiscal 2018, Management completed a plan to sell the Company's current headquarters' building and adjacent vacant land and move to another local facility that better aligns to the needs of the business. At that time, Management believed it was probable that the sale of the building and land would occur in the next twelve months. As of the third quarter of Fiscal 2018, Management believes that only the sale of certain parcels of the adjacent vacant land is probable to occur in the next twelve months. These assets, all of which are Property, plant and equipment, are presented as "Assets held for sale" on the Consolidated Balance Sheet. These assets are reported under the North America Products operating segment.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", with subsequent amendments, that outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance (collectively hereafter referred to as the “standard”). The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined in the standard.
Given the scope of work required to implement the recognition and disclosure requirements under the new standard, the Company has continued to make progress through the third quarter of Fiscal 2018. Black Box will adopt the standard under the modified retrospective transition approach, which will result in a cumulative adjustment to retained earnings at the date of initial application in the first quarter Fiscal 2019. The Company has established an implementation team that has and will continue to review 1) contract terms and existing accounting policies to determine the financial impact of the standard, 2) data availability and system reports to meet the additional disclosure requirements of the standard, and 3) the control environment and internal processes to ensure the appropriate controls are in place. As we continue to assess all potential impacts of the standard, any preliminary conclusions are subject to change.
Note 3: Inventories
The Company’s Inventories consist of the following:

	December 31, 2017	March 31, 2017
Raw materials	$1,900	$1,708
Finished goods	39,368	35,036
Inventory, gross	$41,268	$36,744
Excess and obsolete inventory reserves	(10,372)	(11,362)
Inventories, net	$30,896	$25,382

Note 4: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	December 31, 2017			March 31, 2017
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$853	$853	$—	$833	$833	$—
Customer relationships	122,412	86,700	35,712	122,301	80,678	41,623
Total	$123,265	$87,553	$35,712	$123,134	$81,511	$41,623
Indefinite-lived
Trademarks	34,024	8,253	25,771	35,450	8,253	27,197
Total	$157,289	$95,806	$61,483	$158,584	$89,764	$68,820

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets now consist solely of customer relationships. Historically, the Company's annual assessment of the recoverability of trademarks and long-lived assets is conducted as of the end of the second quarter of its fiscal year. However, based on the fact that we conducted an interim assessment of both our definite-lived and indefinite lived intangible assets in the second quarter of Fiscal 2018, and in order to take into account a contemporary outlook for the Company’s business units that are being developed in connection with Fiscal 2019 planning, it is expected that our annual assessment for these assets will be completed during the fourth quarter of Fiscal 2018.

The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Customer relationships	Total
March 31, 2017	$27,197	$41,623	$68,820
Intangibles amortization	—	(5,943)	(5,943)
Foreign currency translation adjustment	—	32	32
Intangible asset impairment loss	(1,426)	—	(1,426)
December 31, 2017	$25,771	$35,712	$61,483
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2018, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2018	$1,498
2019	5,616
2020	5,119
2021	4,659
2022	3,058
Thereafter	15,762
Total	$35,712

Note 5: Indebtedness
The Company’s Long-term debt consists of the following:

	December 31, 2017	March 31, 2017
Revolving credit agreement (1)	$93,000	$88,400
Term loan (1)	48,750	—
Other	1,035	1,346
Total debt	$142,785	$89,746
Less: current portion (2)	(6,754)	(964)
Long-term debt	$136,031	$88,782
(1) Refer below for additional details regarding the Company's amended credit agreement which includes a revolving credit agreement and a term loan.
(2) The Company's current portion of total debt primarily consists of minimum repayments of the term loan that are due in the next 12 months, which was $6,250 as of December 31, 2017.
In addition, the Company finances certain vendor-specific inventory under an unsecured revolving arrangement through third parties which provide extended payment terms beyond those offered by the vendor at no incremental cost to the Company. The outstanding balance for these unsecured revolving arrangements was $4,758 as of December 31, 2017, $4,540 of which is classified as a current liability, and $3,387 as of March 31, 2017, $3,169 of which was classified as a current liability. These balances are recorded as Other liabilities within the Company's Consolidated Balance Sheets.
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
On August 9, 2017, the Company and certain of the Banks entered into an Amendment and Joinder Agreement to amend and restate the Credit Agreement (as amended and restated, the “Amended Credit Agreement”) in order to avoid a default of its leverage covenant. Under the Amended Credit Agreement, the credit facility has been reduced to $170,000 comprised of a $50,000 term loan and $120,000 line of credit. As of August 9, 2017, $50,000 was borrowed under the term loan and $52,528 remained outstanding under the line of credit. The amortization of the term loan is $1,250 per quarter for four (4) quarters beginning in the quarter ending December 31, 2017 and $2,500 per quarter beginning in the quarter ending December 31, 2018 through the end of the Amended Credit Agreement on May 9, 2021, the same expiration date of the Credit Agreement. Mandatory prepayments of the term loan are required with the net proceeds from certain asset sales, insurance recoveries and debt or equity issuances, as well as from 75% to 50% of any excess cash flow generated in Fiscal 2019 and Fiscal 2020. Interest on the term loan is, at the Company’s option: (i) a Base Rate Option equal to the highest of (x) the federal funds open rate, plus fifty (50) basis points (0.5%), (y) the bank’s prime rate, and (z) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 2.5% or (ii) LIBOR plus 3.5%. Interest on outstanding indebtedness under the line of credit accrues, at the Company’s option, at a rate based on either: (a) the Base Rate Option plus 0.25% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.25% to 3.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA).
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
Our Amended Credit Agreement contains covenants requiring us to achieve a certain minimum adjusted EBITDA during each quarter through the first quarter of Fiscal 2019. A leverage ratio and a fixed charge coverage ratio commence in the second quarter of Fiscal 2019 through maturity in May 2021. The covenants in our Amended Credit Agreement were determined based upon our then expectations of revenues and profitability. If we fail to achieve our expected revenues and profitability, we could fail to maintain compliance with the covenants in our Amended Credit Agreement. There can be no assurance that we will be able to remain in compliance with these or other covenants in our Amended Credit Agreement. Refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
The maximum amount of debt outstanding under the Amended Credit Agreement, the weighted-average balance outstanding under the Amended Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended December 31, 2017 was $149,750, $140,462 and 4.5%, respectively, compared to $141,300, $124,304 and 2.7%, respectively, for the three-months ended December 31, 2016. The maximum amount of debt outstanding under the Amended Credit Agreement, the weighted-average balance outstanding under the Amended Credit Agreement and the weighted-average interest rate on all outstanding debt for the nine-months ended December 31, 2017 was $171,237, $138,186 and 3.7%, respectively, compared to $150,075, $129,884 and 2.6%, respectively, for the nine-months ended December 31, 2016.
As of December 31, 2017, the Company had $4,850 outstanding in letters of credit and $22,150 in unused commitments, which are limited by a financial covenant, under the Amended Credit Agreement.

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
As of December 31, 2017, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $33,354 and will expire within 3 months. There was no hedge ineffectiveness during Fiscal 2018 or Fiscal 2017.
The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		December 31,	March 31,	December 31,	March 31,
	Classification	2017	2017	2017	2017
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$119	$573
Foreign currency contracts	Other assets (current)	$395	$87

		Three-months ended		Nine-months ended
		December 31		December 31
	Classification	2017	2016	2017	2016
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(411)	$(270)	$(1,298)	$(713)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	329	118	1,450	634

Note 7: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$22,261	$11,667	$—	$33,928
Foreign currency contracts	$—	$395	$—	$395
Total Assets at Fair Value	$22,261	$12,062	$—	$34,323
Liabilities at Fair Value
Foreign currency contracts	$—	$119	$—	$119
(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2017.
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination.
Note 8: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	December 31, 2017	March 31, 2017
Foreign Currency Translation Adjustment	$1,891	$(3,843)
Derivative Instruments	(196)	(348)
Defined Benefit Pension	(11,021)	(11,290)
Accumulated other comprehensive income	$(9,326)	$(15,481)
Common Stock Repurchases

The following table presents information about the Company's common stock repurchases:

	Three-months ended		Nine-months ended
	December 31		December 31
	2017	2016	2017	2016
Shares of common stock purchased	551	—	45,058	39,735
Aggregate purchase price	$2	$—	$395	$477
Average purchase price	$3.60	$—	$8.77	$12.01
During the nine-months ended December 31, 2017, the Company made tax payments of $395 and withheld 45,058 shares of common stock, which were designated as treasury shares, at an average price per share of $8.77, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During the nine-months ended December 31, 2016, the Company made tax payments of $477 and withheld 39,735 shares of common stock, which were designated as treasury shares, at an average price per share of $12.01, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of its repurchase programs beginning in April 1999 and through December 31, 2017, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of December 31, 2017, 1,107,149 shares were available under the most recent repurchase programs.
Under the Amended Credit Agreement, the Company is no longer permitted to repurchase common stock through its repurchase program but is allowed to repurchase a limited amount of shares for tax payments related to the vesting of certain restricted stock units and performance shares, as applicable. This restriction is in effect until May 9, 2021, the termination date of the Amended Credit Agreement. The Company expects to use the funds that were previously available for stock repurchases to supplement spending for our previously announced U.S.-based ERP project and to develop and implement growth initiatives for the Company, both of which we believe will create long-term shareholder value. See Note 5 for additional information regarding our Amended Credit Agreement.

Note 9: Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which among numerous provisions reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Tax Reform, the Company re-measured its deferred tax assets and liabilities and adjusted its estimated annual effective income tax rate to incorporate the lower federal corporate tax rate into the tax provision for the current quarter ended December 31, 2017.

During the quarter ended December 31, 2017, the Company applied the newly enacted corporate federal income tax rate, resulting in a reduction of $891 of the income tax benefit, which is reflected in the Company’s consolidated statements of income. The revaluation of deferred tax assets and liabilities at the lower enacted corporate tax rate resulted in a tax expense of $13,504. The change represents a discrete item for purposes of income tax accounting. Pursuant to SEC Staff Accounting Bulletin 118 (regarding the application of ASC 740 associated with the enactment of the Tax Reform), the Company continues to evaluate the impact of various domestic and international provisions of the Tax Reform as well as the impact of additional guidance that may be provided. The final impact of the Tax Reform may differ due to changes in interpretations, assumptions made by the Company, and the issuance of additional guidance.

The Company's provision for income taxes for the three-months ended December 31, 2017 was $18,144, an effective tax rate of (185.3)% on a loss before provision for income taxes of $9,794, compared to a provision for income taxes of $324, an effective tax rate of 19.7% on income before provision for income taxes of $1,644 for the three-months ended December 31, 2016. The increase in the provision was primarily due to the impact of the Tax Cuts and Jobs Act (“Tax Reform”) and valuation allowances booked against U.S. foreign tax credit carry-forwards. The Company's provision for income taxes for the nine-months ended December 31, 2017 was $16,080, an effective tax rate of (48.7)% on a loss before provision for income taxes of $33,005, compared to a provision for income taxes of $1,132, an effective tax rate of (27.4)% on a loss before provision for income taxes of $4,129 for the nine-months ended December 31, 2016. The increase in the provision was primarily due to the impact of the Tax Reform, valuation allowances booked against foreign tax credit carry-forwards, and certain state and foreign net operating loss carry-forwards. The effective tax rate for the nine-months ended December 31, 2017 of (48.7)% differs from the federal statutory rate primarily due to impact of the Tax Reform, reduction of deferred tax assets associated with equity awards, the mix of income across various taxing jurisdictions, and valuation allowances booked.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
Fiscal 2013 through Fiscal 2017 remain open to examination by the Internal Revenue Service and Fiscal 2011 through Fiscal 2017 remain open to examination by certain state and foreign taxing jurisdictions.
A valuation allowance is provided on deferred tax assets if determined that it is more likely than not that the asset will not be realized. The Company considers all available evidence, both positive and negative, in assessing the need for a valuation allowance in each taxing jurisdiction. The evidence considered in evaluating deferred tax assets includes but is not limited to cumulative financial income over the three-year period ended December 31, 2017, excluding significant one-time charges for impairment (goodwill and other), the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax, and subjective projected future income.
Based on the available evidence, a valuation allowance of $6,236 has been recorded against deferred tax assets relating to U.S. Federal foreign tax credits for $6,061, and state and foreign net operating losses for $17 and $158, respectively, for the three-

months ended December 31, 2017. Future positive and negative events, such as the significant underperformance relative to projected or future operating results, will be monitored accordingly and a determination will be made on the ability to realize deferred tax assets at that time.
Note 10: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan, as amended (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of December 31, 2017, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 6,498,331 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $142 and $705 for the three-months ended December 31, 2017 and 2016, respectively, and $3,380 and $3,877 for the nine-months ended December 31, 2017 and 2016, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $53 and $262 for the three-months ended December 31, 2017 and 2016, respectively, and $1,257 and $1,442 for the nine-months ended December 31, 2017 and 2016, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.
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

	Nine-months ended
	December 31
	2017	2016
Expected life (in years)	6.1	6.8
Risk-free interest rate	2.1%	1.6%
Annual forfeiture rate	2.8%	1.8%
Expected volatility	45.6%	41.7%
Dividend yield	3.7%	3.1%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2017	1,080	$21.84
Granted	634	7.91
Exercised	—	—
Forfeited or cancelled	(519)	12.16
December 31, 2017	1,195	$18.65	5.1	$8
Exercisable	720	$25.06	2.4	$—
The weighted-average grant-date fair value of options granted during the nine-months ended December 31, 2017 and 2016 was $2.48 and $3.74, respectively. The intrinsic value of options exercised during the nine-months ended December 31, 2017 and 2016 was $8 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on December 29, 2017, which was $3.55.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	419	$4.45
Granted	634	2.48
Vested	(159)	4.99
Forfeited	(418)	3.05
December 31, 2017	476	$2.87
As of December 31, 2017, there was $950 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	340	$14.24
Granted	430	7.92
Vested	(225)	12.40
Forfeited	(132)	10.97
December 31, 2017	413	$9.71
The total fair value of shares that vested during the nine-months ended December 31, 2017 and 2016 was $1,902 and $2,039, respectively.
As of December 31, 2017, there was $2,480 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.
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

	Nine-months ended
	December 31
	2017	2016
Risk-free interest rate	1.4%	0.9%
Expected volatility	46.7%	45.1%
Dividend yield	3.9%	3.4%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	319	$15.93
Granted	309	8.26
Vested	(68)	23.05
Forfeited	(191)	10.55
December 31, 2017	369	$10.98
The total fair value of shares that vested during the nine-months ended December 31, 2017 and 2016 was $0 and $0, respectively, as there were no payouts because certain performance obligations were not met.
As of December 31, 2017, there was $1,355 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 2.1 years.
Note 11: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in table in thousands):

	Three-months ended		Nine-months ended
	December 31		December 31
	2017	2016	2017	2016
Net income (loss)	$(27,938)	$1,320	$(49,085)	$(5,261)
Weighted-average common shares outstanding (basic)	15,138	15,149	15,069	15,095
Effect of dilutive securities from equity awards	—	128	—	—
Weighted-average common shares outstanding (diluted)	15,138	15,277	15,069	15,095
Basic earnings (loss) per common share	$(1.85)	$0.09	$(3.26)	$(0.35)
Dilutive earnings (loss) per common share	$(1.85)	$0.09	$(3.26)	$(0.35)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,872,446 and 1,165,620 non-dilutive equity awards outstanding for the three-months ended December 31, 2017 and 2016, respectively, and 1,808,928 and 1,202,159 non-dilutive equity awards outstanding for the nine-months ended December 31, 2017 and 2016, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
3Q18
Revenues	$15,510	$150,361	$18,883	$10,119	$194,873
Gross profit	6,521	37,102	6,781	2,275	52,679
Operating income (loss)	(864)	(5,819)	(1,792)	587	(7,888)
Depreciation	449	1,759	163	112	2,483
Intangibles amortization	—	1,482	122	—	1,604
Restructuring expense	163	1,005	13	(198)	983
Asset impairment loss	—	—	—	—	—
Capital expenditures	131	514	204	81	930
Assets (as of December 31)	45,645	310,476	49,853	17,095	423,069

3Q17
Revenues	$16,745	$166,612	$19,364	$7,649	$210,370
Gross profit	7,848	44,892	8,128	1,575	62,443
Operating income (loss)	328	1,765	168	501	2,762
Depreciation	425	1,754	224	69	2,472
Intangibles amortization	—	2,185	113	—	2,298
Restructuring expense	293	593	224	—	1,110
Asset impairment loss	—	—	—	—	—
Capital expenditures	326	1,250	561	129	2,266
Assets (as of December 31)	45,726	342,164	32,824	15,734	436,448

3QYTD18
Revenues	$52,631	$451,524	$51,898	$24,628	$580,681
Gross profit	23,445	113,168	19,800	5,362	161,775
Operating income (loss)	(490)	(20,352)	(5,894)	(1,421)	(28,157)
Depreciation	1,349	5,095	502	296	7,242
Intangibles amortization	—	5,583	360	—	5,943
Restructuring expense	810	2,980	653	1,009	5,452
Asset impairment loss	—	1,426	—	—	1,426
Capital expenditures	464	2,222	577	355	3,618
Assets (as of December 31)	45,645	310,476	49,853	17,095	423,069

3QYTD17
Revenues	$56,784	$508,129	$61,469	$21,217	$647,599
Gross profit	23,315	131,990	24,659	4,576	184,540
Operating income (loss)	522	(3,193)	564	1,051	(1,056)
Depreciation	1,247	5,060	593	172	7,072
Intangibles amortization	—	6,708	345	—	7,053
Restructuring expense	418	2,718	895	20	4,051
Asset impairment loss	—	536	—	—	536
Capital expenditures	1,152	3,666	762	561	6,141
Assets (as of December 31)	45,726	342,164	32,824	15,734	436,448
Note 13: Commitments and Contingencies
In connection with the Amended Credit Agreement disclosed in Note 5, the Company is required to make payments of $6,250 on its term loan over the next 12 months. Correspondingly, the Company expects its long-term payments (greater than 1 year) under the credit facility to decrease by $6,250.

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

The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2017	$4,850	$286	$5,136
Restructuring expense	5,103	349	5,452
Cash expenditures	(6,308)	(403)	(6,711)
Balance at December 31, 2017	$3,645	$232	$3,877

Of the $3,877 above, $3,829 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended December 31, 2017.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, for the nine-months ended December 31, 2017, for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$810	$2,643	$653	$997	$5,103
Facility Closures	—	337	—	12	349
Total	$810	$2,980	$653	$1,009	$5,452

Company management is continuing to assess ways to align costs with revenue to improve profitability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
The discussion and analysis for the three-months and nine-months ended December 31, 2017 and 2016 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2017 (the "Form 10-K"). References to “3Q18” mean the three-month period ended December 31, 2017 while references to “3Q17” mean the three-month period ended December 31, 2016. References to “3QYTD18” mean the nine-month period ended December 31, 2017 while references to “3QYTD17” mean the nine-month period ended December 31, 2016. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of December 31, 2017 and 2016 were December 30, 2017 and December 31, 2016, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
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

The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At December 31, 2017, the Company's total backlog, which relates primarily to Services, was $344,463, of which $232,968 is expected to be completed within the next twelve months.

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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have 3,339 team members world-wide, with the collective experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

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

3QYTD18 vs 3QYTD17 Summary

	3QYTD18	3QYTD17	% Change
Revenues	$580,681	$647,599	(10.3)%
Gross profit margin	27.9%	28.5%	(2.1)%
Operating income (loss) margin	(4.8)%	(0.2)%	n/m
Diluted earnings (loss) per share	$(3.26)	$(0.35)	n/m
Net cash provided by (used for) operating activities	$(43,132)	$24,734	n/m
n/m = not meaningful
Diluted loss per share was $3.26, compared to $0.35 in the same period last year as a result of:

•
a $66,918 decrease in Revenues as a result of a $53,194 decrease in Service Revenues, primarily due to decreases in both unified communications and infrastructure business in North America, partially offset by an increase in government revenues due to market repositioning that was actioned over the past two years and an increase in commercial revenues outside of North America resulting from a realignment of several international entities between Products and Services as a result of changes in our management structure in the second quarter of Fiscal 2018, and a $13,724 decrease in Product Revenues primarily due to a decrease in North America Products' sales as a result of lower demand in the legacy run rate business, a decline in International Products which was negatively impacted by a large one time deal (Norway) in the prior year and an initiative to centralize back office and supply chain operations, and the aforementioned realignment of several international entities between Products and Services,

•
a $22,765 decrease in Gross profit as a result of a $18,036 decrease in Service Gross profit driven by lower revenues on higher margin unified communication business and aggressive pricing on certain incremental infrastructure projects for our commercial clients and higher volume of successful contract awards that carry a lower gross margin for our government clients, and a $4,729 decrease in Products Gross profit driven by the decline in Revenues noted above, all partially offset by a $9,137 Inventory impairment taken in the prior year,

•
a $4,556 increase in Selling, general and administrative expenses which was primarily the result of $10,967 of costs related to the ongoing ERP implementation, $1,401 of additional restructuring expense, and $908 of net gain on the sale of multiple facilities in the prior year, all partially offset by a decrease in compensation and benefits expense,

•	an $890 increase in Asset impairment loss due to a $1,426 Trademark impairment in the second quarter of Fiscal 2018,

•
a $1,444 increase in Interest expense (income) resulting from higher interest rates, a $204 write-off of deferred amortization costs of our Credit Agreement due to the reduction in size of the facility in the Amended Credit Agreement, and higher average debt,

•	a $14,948 increase in Provision for income taxes due to the impact of the Tax Cuts and Jobs Act (“Tax Reform”) and valuation allowances booked against U.S. foreign tax credit carry-forwards.
Net cash used for operating activities was $43,132, which included Net loss of $49,085 and negative cash from working capital of $29,232, compared to net cash provided for operating activities of $24,734, which included Net loss of $5,261 and negative cash from working capital of $2,713, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The Revenues, Gross profit and Operating income (loss) amounts in the table below are presented on a basis consistent with GAAP.

	3Q18	3Q17	% Change	3QYTD18	3QYTD17	% Change
Revenues
North America Products	$15,510	$16,745	(7)%	$52,631	$56,784	(7)%
International Products	$18,883	$19,364	(2)%	$51,898	$61,469	(16)%
Products	$34,393	$36,109	(5)%	$104,529	$118,253	(12)%
North America Services	$150,361	$166,612	(10)%	$451,524	$508,129	(11)%
International Services	$10,119	$7,649	32%	$24,628	$21,217	16%
Services	$160,480	$174,261	(8)%	$476,152	$529,346	(10)%
Total Revenues	$194,873	$210,370	(7)%	$580,681	$647,599	(10)%
Gross Profit
North America Products	$6,521	$7,848	(17)%	$23,445	$23,315	1%
% of Revenues	42.0%	46.9%	(10)%	44.5%	41.1%	8%
International Products	$6,781	$8,128	(17)%	$19,800	$24,659	(20)%
% of Revenues	35.9%	42.0%	(15)%	38.2%	40.1%	(5)%
Products	$13,302	$15,976	(17)%	$43,245	$47,974	(10)%
% of Revenues	38.7%	44.2%	(12)%	41.4%	40.6%	2%
North America Services	$37,102	$44,892	(17)%	$113,168	$131,990	(14)%
% of Revenues	24.7%	26.9%	(8)%	25.1%	26.0%	(3)%
International Services	$2,275	$1,575	44%	$5,362	$4,576	17%
% of Revenues	22.5%	20.6%	9%	21.8%	21.6%	1%
Services	$39,377	$46,467	(15)%	$118,530	$136,566	(13)%
% of Revenues	24.5%	26.7%	(8)%	24.9%	25.8%	(3)%
Total Gross Profit	$52,679	$62,443	(16)%	$161,775	$184,540	(12)%
% of Revenues	27.0%	29.7%	(9)%	27.9%	28.5%	(2)%
Operating Income (Loss)
North America Products	$(864)	$328	n/m	$(490)	$522	n/m
% of Revenues	(5.6)%	2.0%	n/m	(0.9)%	0.9%	n/m
International Products	$(1,792)	$168	n/m	$(5,894)	$564	n/m
% of Revenues	(9.5)%	0.9%	n/m	(11.4)%	0.9%	n/m
Products	$(2,656)	$496	n/m	$(6,384)	$1,086	n/m
% of Revenues	(7.7)%	1.4%	n/m	(6.1)%	0.9%	n/m
North America Services	$(5,819)	$1,765	n/m	$(20,352)	$(3,193)	n/m
% of Revenues	(3.9)%	1.1%	n/m	(4.5)%	(0.6)%	n/m
International Services	$587	$501	17%	$(1,421)	$1,051	n/m
% of Revenues	5.8%	6.5%	(11)%	(5.8)%	5.0%	n/m
Services	$(5,232)	$2,266	n/m	$(21,773)	$(2,142)	n/m
% of Revenues	(3.3)%	1.3%	n/m	(4.6)%	(0.4)%	n/m
Total Operating Income (Loss)	$(7,888)	$2,762	n/m	$(28,157)	$(1,056)	n/m
% of Revenues	(4.0)%	1.3%	n/m	(4.8)%	(0.2)%	n/m

3Q18 vs 3Q17
Total Revenues were $194,873, a decrease of 7% from $210,370 in the same period last year. Service Revenues were $160,480, a decrease of 8% from $174,261 in the same period last year due to a decrease in commercial revenues partially offset by an increase in government revenues. The decrease in commercial revenues within North America was due to a decline in the legacy unified communication business, which we expect will continue for the foreseeable future, and a decrease in the infrastructure business, which was the result of a change in sales leadership and other transformational activities. Commercial revenues outside of North America increased primarily due to a realignment of several international entities between Products and Services as a result of changes in our management structure in the second quarter of Fiscal 2018. Government revenues increased due to market repositioning that was actioned over the past two years. Product Revenues were $34,393, a decrease of 5% from $36,109 in the same period last year primarily due to a decrease in North America Products' sales as a result of lower demand in the legacy run rate business and due to the aforementioned realignment of the international business between Products and Services.
Total Gross profit margin was 27.0%, a decrease of 9% from 29.7% in the same period last year. Service Gross profit margin was 24.5%, a decrease of 8% from 26.7% in the same period last year due to declines of higher margin legacy unified communication business and aggressive pricing on certain incremental deals for our commercial clients and a higher percentage of lower margin project revenue. Product Gross profit margin was 38.7%, a decrease of 13% from 44.2% in the same period last year due to higher freight costs, lower margin deals, and product returns.
Total Operating loss margin was 4.0%, compared to a Total Operating profit margin of 1.3% in the same period last year. Service Operating loss margin was 3.3%, compared to Service Operating profit margin of 1.3% in the same period last year, primarily due to costs related to the ongoing U.S.-based ERP project and lower Gross profit margin referenced above, partially offset by lower variable compensation costs and unusual costs incurred in the prior year ($336 in AR impairment and $267 in loss on sales of facilities). The Company will continue to incur costs associated with the U.S.-based ERP project that will have a negative impact on our profits and cash flows. Product Operating loss margin was 7.7%, compared to Product Operating profit margin of 1.4% in the same period last year, primarily due to the decrease in Gross profit margin as referenced above.

3QYTD18 vs 3QYTD17

Total Revenues were $580,681, a decrease of 10% from $647,599 in the same period last year. Service Revenues were $476,152, a decrease of 10% from $529,346 in the same period last year primarily due to decreases in both unified communications and infrastructure business in North America, partially offset by an increase in government revenues due to market repositioning that was actioned over the past two years and an increase in commercial revenues outside of North America resulting from a realignment of several international entities between Products and Services as a result of changes in our management structure in the second quarter of Fiscal 2018. Product Revenues were $104,529, a decrease of 12% from $118,253 in the same period last year, primarily due to a decrease in North America Products' sales as a result of lower demand in the legacy run rate business and a decline in International Products which was negatively impacted by a large one time deal (Norway) in the prior year and an initiative to centralize back office and supply chain operations, as well as due to the aforementioned realignment of the international business between Products and Services.

Total Gross profit margin was 27.9%, a decrease of 2% from 28.5% in the same period last year. The same period last year included Inventory impairment losses of $6,327 for Services and $2,810 for Products, which together impacted Total Gross profit margin by 1.4%. Service Gross profit margin was 24.9%, a decrease of 4% from 25.8% in the same period last year. The Inventory impairment loss for Services had a 1.2% impact to Service Gross profit margin. This decrease was primarily due to lower revenues on higher margin unified communication business and aggressive pricing on certain incremental infrastructure projects for our commercial clients and higher volume of successful contract awards that carry a lower gross margin for our government clients. Product Gross profit margin was 41.4%, an increase of 2% from 40.6% in the same period last year. The Inventory impairment loss for Products had a 2.4% impact to Product Gross profit margin.

Total Operating loss margin was 4.8%, a decrease compared to 0.2% in the same period last year. Service Operating loss margin was 4.6%, a decrease compared to 0.4% in the same period last year, primarily due to costs related to the ongoing U.S.-based ERP project and $1,426 in Asset Impairment relating to Trademarks, partially offset by lower variable compensation costs. The Company will continue to incur costs associated with the U.S.-based ERP project that will have a negative impact on our profits and cash flows. Product Operating loss margin was 6.1%, a decrease compared to Product Operating profit margin of 0.9% in the same period last year, primarily due to the decrease in Gross profit margin as referenced above.

Company management continues to review initiatives to align costs with revenue to improve profitability.

Interest expense, net and Income Taxes

	3Q18	3Q17	% Change	3QYTD18	3QYTD17	% Change
Interest expense	$1,737	$1,055	65%	$4,756	$3,312	44%
% of Revenues	0.9%	0.5%	80%	0.8%	0.5%	60%
Income taxes	$18,144	$324	n/m	$16,080	$1,132	n/m
Effective income tax rate	(185.3)%	19.7%	n/m	(48.7)%	(27.4)%	n/m
3Q18 vs 3Q17
Interest expense was $1,737, an increase of 65% from $1,055 in the same period last year primarily as a result of higher interest rates and a higher average debt. The weighted-average outstanding debt and weighted-average interest rate was $140,462 and 4.5%, respectively, compared to $124,304 and 2.7% in the same period last year.
Provision for income taxes was $18,144, compared to $324 in the same period last year. This increase was primarily due to the impact of the Tax Reform and valuation allowances booked against U.S. foreign tax credit carry-forwards. Excluding the impact of the Tax Reform, Provision for income taxes would have been $4,640.
3QYTD18 vs 3QYTD17
Interest expense was $4,756, an increase of 44% from $3,312 in the same period last year primarily as a result of higher interest rates, a $204 write-off of deferred amortization costs of our Credit Agreement due to the reduction in size of the facility in the Amended Credit Agreement, and higher average debt. The weighted-average outstanding debt and weighted-average interest rate was $138,186 and 3.7%, respectively, compared to $129,884 and 2.6% in the same period last year.
Provision for income taxes was $16,080, compared to $1,132 in the same period last year. This increase was primarily due to the impact of the Tax Reform and valuation allowances booked against U.S. foreign tax credit carry-forwards. Excluding the impact of the Tax Reform, Provision for income taxes would have been $2,576.
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
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	3Q18	4Q17	3Q17
Cash and cash equivalents	$18,380	$14,247	$13,808
Working Capital	$122,269	$91,134	$100,237
Debt	$142,785	$89,746	$95,349
Stockholders’ equity	$99,890	$141,649	$142,575
Unused commitments of the Credit Agreement	$22,150	$106,750	$101,350
Cash and Unused commitments of the Credit Agreement	$40,530	$120,997	$115,158

On August 9, 2017, the Company and certain of the Banks entered into the Amended Credit Agreement which reduced the capacity of the credit facility from $200,000 to $170,000. The Company's liquidity (cash and cash equivalents and unused credit commitments) was $40,530 at the end of the third quarter of Fiscal 2018, compared to $120,997 at the end of Fiscal 2017. This decrease in liquidity was driven by higher outstanding debt coupled with a lower borrowing capacity. Net debt (debt less cash and cash equivalents) was $124,405 at the end of the third quarter of Fiscal 2018, an increase of $48,906 from the end of Fiscal 2017 as a result of spending on our previously announced U.S.-based ERP project as well as increased working capital. The ERP project spending peaked in the third quarter as we expect declines in successive quarters. Additionally, the Company is emphasizing working capital initiatives in order to bring working capital levels in line with revenue and activity levels.

We entered into the Amended Credit Agreement in order to avoid a default of our then existing leverage covenant. Our Amended Credit Agreement contains covenants requiring us to achieve a certain minimum adjusted EBITDA during each quarter through the first quarter of Fiscal 2019. A leverage ratio and a fixed charge coverage ratio commence in the second quarter of Fiscal 2019 through maturity in May 2021.

Based upon our current projections, we may not be able to generate sufficient adjusted EBITDA during the fourth quarter of Fiscal 2018 (ending March 31, 2018) in order to meet the minimum adjusted EBITDA covenant for that quarter. If we fail to meet such minimum adjusted EBITDA covenant, the lenders would have the ability to exercise all of their legal and contractual remedies for default including, among others, the right to cease extending credit under the credit facility, to declare all outstanding obligations under the credit facility (including all outstanding indebtedness) to be immediately due and payable, to take action to protect its security interests in the collateral (which is substantially all of the assets of the Company) including taking possession thereof, and to increase the interest rate under the credit facility.

We are working with our lenders and taking other actions in order to avoid a default under our amended credit facility, or to limit the lenders' remedies in the event of a default. These actions could include, but are not limited to, asset sales to generate cash and adjusted EBITDA to meet the minimum adjusted EBITDA covenant and to reduce our indebtedness. Other actions could include a refinancing of the indebtedness under our credit facility with new indebtedness and/or sales of securities. In the event that these actions are pending, we may amend the Amended Credit Agreement to limit the remedies available to the lenders for a certain period of time and under certain terms and conditions to be negotiated.

There can be no assurance that the Company will generate sufficient adjusted EBITDA during the fourth quarter of Fiscal 2018 or in fiscal quarters thereafter in order to avoid a breach of the Amended Credit Agreement. In addition, there can be no assurance that the Company will be successful in its efforts to limit the remedies of the lenders in the event of such default. Consequently, the failure to maintain adequate liquidity or a default under our Amended Credit Agreement could have a material adverse effect on the Company.

In addition, based on our current projections, the Company will continue to have challenges meeting the adjusted EBITDA and, when applicable, leverage covenants under the Amended Credit Agreement without asset sales, and/or a restructuring or refinancing. Accordingly, the Company has engaged Raymond James & Associates to assist it in exploring its options.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	3QYTD18	3QYTD17
Net cash provided by (used for) operating activities	$(43,132)	$24,734
Net cash provided by (used for) investing activities	$(3,545)	$(2,514)
Net cash provided by (used for) financing activities	$48,674	$(31,744)
Net cash provided by (used for) operating activities
Net cash used for operating activities was $43,132, due primarily to Net loss of $49,085, inclusive of non-cash charges, cash outflows of $19,759 and $14,701 for All other liabilities and Costs in excess of billings, respectively, partially offset by cash inflows of $5,821 and $4,021 for Accounts receivable and Accounts payable, respectively, compared to net cash provided by operating activities of $24,734 in the same period last year, due primarily to Net loss of $5,261, inclusive of non-cash charges, cash outflows of $8,953 for Costs in excess of billings, partially offset by cash inflows of $6,172 for Inventories. Changes in the above accounts are based on average Fiscal 2018 and Fiscal 2017 exchange rates, as applicable.
Changes in working capital, and particularly changes in Accounts receivable, Costs in excess of billings and Billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.

Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $3,618 compared to $6,141 in the same period last year which primarily related to information technology infrastructure, computer hardware and software and service vehicles.
Net cash provided by (used for) financing activities
Long-term debt
Proceeds from long-term debt was $46,882 compared to repayments of long-term debt of $25,642 in the same period last year.
Common stock repurchases
The Company did not make any discretionary investments in the form of common stock repurchases in the current period nor in the same period last year. The Company withheld shares in the amount of $395, compared to $477 in the prior year, to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of the repurchase program beginning in April 1999 through December 31, 2017, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. Under the Amended Credit Agreement, the Company is no longer permitted to repurchase common stock through its repurchase program but is allowed to repurchase a limited amount of shares for tax payments related to the vesting certain restricted stock units and performance shares, as applicable. This restriction is in effect until May 9, 2021. The Company expects to use the funds that were previously available for stock repurchases to supplement spending for our previously announced U.S.-based ERP project and to develop and implement growth initiatives for the Company, both of which we believe will create long-term shareholder value. See Note 5 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report for additional information.
Dividends
The Company is no longer permitted to pay dividends under the Amended Credit Agreement. The Company expects to use the funds that were previously available for dividends to supplement spending for our previously announced U.S.-based ERP project and to develop and implement growth initiatives for the Company, both of which we believe will create long-term shareholder value. This restriction is in effect until May 9, 2021, the termination date of the Amended Credit Agreement. The Company paid dividends of $7.1 million in Fiscal 2017.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Amended Credit Agreement which was $141,750 as of December 31, 2017. As of December 31, 2017, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $359 ($221 net of tax) assuming the Company employed no intervention strategies. The Company expects that its interest rates under the Amended Credit Agreement will be higher than the interest rates under the Credit Agreement thus increasing its exposure to interest on variable rate debt.

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
As of December 31, 2017, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.30 to 1.30 Australian dollar, 1.26 to 1.26 Canadian dollar, 6.31 to 6.31 Danish krone, 0.85 to 0.85 Euro, 19.17 to 19.17 Mexican peso, 8.01 to 8.01 Norwegian kroner, 0.75 to 0.76 British pound sterling, 8.16 to 8.16 Swedish krona, 0.97 to 0.97 Swiss franc and 112.15 to 112.15 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $33,354 and will expire within three months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of December 30, 2017. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2017 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.
The following is provided to update the following risk factors previously disclosed in Part I, Item 1A, Risk Factors of the Form 10-K and Part II, Item 1A, Risk Factors of the Form 10-Q for the first quarter in Fiscal 2018.

We can provide no assurance that we will continue to have adequate liquidity as we are dependent upon our senior credit facility to fund our cash needs. Our working capital demands can fluctuate greatly due to cash needs to fund new client contracts in advance of contractual payment dates. Due to our decreased revenues and profitability, and increased investments in our business under our transformation efforts, such as ERP migrations previously disclosed, net cash provided by operating activities may be insufficient to fund our operations and growth initiatives. We are dependent upon our senior credit facility to fund our cash needs.

In August 2017, we amended our senior credit agreement to avoid a default of our then existing leverage covenant. Our amended credit agreement contains covenants requiring us to achieve a certain minimum adjusted EBITDA during each quarter through the first quarter of Fiscal 2019. A leverage ratio and a fixed charge coverage ratio commence in the second quarter of Fiscal 2019 through maturity in May 2021.

Based upon our current projections, we may not be able to generate sufficient adjusted EBITDA during the fourth quarter of Fiscal 2018 (ending March 31, 2018) in order to meet the minimum adjusted EBITDA covenant for that quarter. If we fail to meet such minimum adjusted EBITDA covenant, the lenders would have the ability to exercise all of their legal and contractual remedies for default including, among others, the right to cease extending credit under the credit facility, to declare all outstanding obligations under the credit facility (including all outstanding indebtedness) to be immediately due and payable, to take action to protect its security interests in the collateral (which is substantially all of the assets of the Company) including taking possession thereof, and to increase the interest rate under the credit facility.

We are working with our lenders and taking other actions in order to avoid a default under our amended credit facility, or to limit the lenders' remedies in the event of a default. These actions could include, but are not limited to, actions we would not otherwise take, such as asset sales to generate cash and adjusted EBITDA to meet the minimum adjusted EBITDA covenant and cash to reduce our indebtedness. Other actions could include a refinancing of the indebtedness under our amended credit facility with new indebtedness and/or sales of securities. In the event that these actions are pending, we may amend the amended credit agreement to limit the remedies available to the lenders for a certain period of time and under certain terms and conditions to be negotiated.

There can be no assurance that the Company will generate sufficient adjusted EBITDA during the fourth quarter of Fiscal 2018 or in fiscal quarters thereafter in order to avoid a breach of the Amended Credit Agreement. In addition, there can be no assurance that the Company will be successful in its efforts to limit the remedies of the lenders in the event of such default. As a result, the failure to maintain adequate liquidity or a default under our Amended Credit Agreement could have a material adverse effect on the Company.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Offer Letter between the Company and Joel T. Trammell dated November 22, 2017 (1)
10.2	Agreement between the Company and Joel T. Trammell dated November 22, 2017 (1)
10.3	Agreement between the Company and E.C. Sykes dated November 21, 2017 (1)
21.1	Subsidiaries of the Registrant (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101	Interactive Data File

(1)	Filed with the Form 8-K on November 22, 2017.
(2)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK BOX CORPORATION
Date: February 6, 2018
/s/ DAVID J. RUSSO
David J. Russo
Senior Vice President, Chief Financial Officer,
Treasurer and Principal Accounting Officer