Form 10-K
period 2018-03-31
BLACK BOX CORP
filed 2018-07-16
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 29, 2017 (based on closing price of such stock as reported by NASDAQ on such date) was $47,849,997. For purposes of this calculation only, directors and executive officers of the registrant and their affiliates are deemed to be affiliates of the registrant.
As of June 29, 2018, there were 15,233,830 shares of common stock, par value $.001 (the "common stock"), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2018 Annual Meeting of Stockholders (the "Proxy Statement") – Part III

BLACK BOX CORPORATION
FOR THE FISCAL YEAR ENDED MARCH 31, 2018

PART I

Item 1. Business.

Overview

Black Box Corporation ("Black Box," "we," the "Company," "our" or "us"), founded in 1976, is a leading digital solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. Offerings under our services platform ("Services") include unified communications, data infrastructure and managed services. Offerings under our products platform ("Products") include IT infrastructure, specialty networking, multimedia and keyboard/video/mouse ("KVM") switching. We employed 3,264 and 3,488 employees as of March 31, 2018 and March 31, 2017, respectively.

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

We conduct business globally and manage our business on a geographic-service type basis consisting of four operating segments which are (i) North America Products, (ii) North America Services, (iii) International Products and (iv) International Services. Revenues within our North America segments are primarily attributed to the United States while revenues within our International segments are attributed to countries in Europe, the Pacific Rim and Latin America. For revenues and other information (including large customers) regarding these reporting segments, see Note 14 of the Notes to the Consolidated Financial Statements. For information regarding backlog, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Products' revenues are generated from sales to key channel partners and system integrators and through a global distribution network. Products sells through a direct sales team as well as through its internet site and catalogs. In order to meet client demand, we keep a moderate level of inventory which consumes part of our working capital. The market for these products is highly fragmented and competitive. The Company has participated in this market for 40+ years and has earned a reputation for providing high quality products, rapid order fulfillment and free 24/7/365 technical support. The Company's Products revenue is driven both by general information technology spending and capital budgets.

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

Deep organic resources: We have 3,264 team members world-wide, with the experience and certifications to serve our clients with on-site and remote capabilities.

Dedicated sales force: We have a team of approximately 400 direct sales people world-wide.

Our fiscal year ends on March 31. References to "Fiscal Year," "Fiscal," or "FY" mean our fiscal year ended March 31 for the year referenced. All dollar amounts are in thousands except for per share amounts or unless otherwise noted. We were incorporated in Delaware in 1976, and our headquarters is near Pittsburgh in Lawrence, Pennsylvania. Our mailing address is 1000 Park Drive, Lawrence, Pennsylvania 15055 and our phone number is (724) 746-5500. Our website is http://www.blackbox.com. Through the Investor Relations section of our website, we make available the following filings as soon as practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. Also available on our website is the Company's Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and the charter of each committee of the Company's Board of Directors (the "Board") each of which is available free of charge. For product offerings, refer to http://www.blackbox.com and for services offerings, refer to to http://www.bboxservices.com.

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

We may not generate sufficient funds from operations to pay our indebtedness under the Second Amended Credit Agreement when due, which could require us to undertake significant steps to avoid an event of default with respect to the Second Amended Credit Agreement. Please see Note 6 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note 6 is incorporated herein by reference, for a description of and defined terms regarding our Credit Agreement, Amended Credit Agreement, and Second Amended Credit Agreement. We may not generate sufficient cash from operations or from the sale of our Federal Business necessary to repay our indebtedness under the Second Amended Credit Agreement upon maturity, and we may accordingly be required to undertake other significant steps to generate additional liquidity. Such steps could include entering into a transaction, selling assets or businesses, or obtaining alternative financing. Our ability to raise such financing will depend on prevailing market conditions, which we expect may be negatively impacted by a number of factors, including our recent and projected financial results, our current level of indebtedness and debt service costs, our ability to sell our Federal Business and/or doubts regarding our ability to continue as a going concern. As a result of such conditions, the terms of the capital available to us, or the proceeds of the sale of the Company or any of its businesses, if any, may not be favorable or in sufficient amount to repay all of our indebtedness under the Second Amended Credit Agreement or to provide any proceeds to the Company’s stockholders in the case of a transaction, a series of related transactions or a restructuring.

A default under the Second Amended Credit Agreement would have a material, adverse effect on our business and could result in bankruptcy. Our failure to make scheduled payments or our breach of the covenants or restrictions under the Second Amended Credit Agreement could result in an event of default. A default would have a material adverse effect on our financial condition and could cause us to become bankrupt or otherwise insolvent because, among other things, our lenders:

•
may declare any outstanding principal and the interest accrued thereon under the Second Amended Credit Agreement to be due and payable, and we may not have sufficient assets to repay that indebtedness;

•	may foreclose against the assets securing our borrowings; and

•	will be under no obligation to extend further credit to us.

Our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern on our consolidated financial statements for the fiscal year ended March 31, 2018, which may have a material adverse effect on our business operations and affect our ability to generate liquidity. As of June 29, 2018, the Company had approximately $24.0 million of cash and $155.7 million of borrowings outstanding under the Second Amended Credit Agreement. Although we are taking actions to prevent any future default of the covenants in our Second Amended Credit Agreement, including entering into a transaction, selling assets or businesses or obtaining alternative financing, we currently do not have definitive plans that ensure that we will remain in compliance with the covenants under the Second Amended Credit Agreement beyond December 2018. As a result, our independent registered public accounting firm therefore has included an explanatory paragraph regarding our ability to continue as a going concern in its report on our consolidated financial statements for the year ended March 31, 2018.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to repay our indebtedness when due and to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital, refinance our indebtedness or generate sufficient positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash, consummate the sale of our Federal Business at all or on terms that are attractive to us, or generate positive cash flow from operations, our business may be materially and adversely affected and our stockholders may lose their entire investment.

These uncertainties may have a material adverse effect on our business and operations.

The Company may not generate sufficient cash in the next twelve months necessary to fund continued operations. Our ability to make cash payments on and to refinance our indebtedness and to fund future operations will depend on our ability to generate significant operating cash flow in the future and from the proceeds of certain sale transactions, including the sale of our Federal Business. This ability is, to a significant extent, subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in amounts sufficient to enable us to fund our liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before its maturity, obtain additional equity or debt financing, sell existing assets or enter into strategic alliances with other parties. We cannot assure you that we will be able to do so on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders. Any inability to generate sufficient cash flow, complete sale transactions, refinance our indebtedness, or incur additional indebtedness on commercially reasonable terms could adversely affect our financial condition and could cause us to be unable to service our existing debt. If we are unable to obtain a waiver, we would be in default under our existing indebtedness, the holders of such indebtedness could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

The unwillingness of our vendors and subcontractors to do business with us or to provide adequate payment terms could negatively impact our liquidity and/or impact our ability to secure new projects, primarily in our Commercial Services business. We depend on our vendors and our subcontractors to provide materials and services on standard payment terms. If our vendors or subcontractors seek to further limit the availability of credit to us or modify terms under which they sell to us, or both, it could have a material adverse effect on our liquidity and/or prevent us from procuring new projects. If subcontractors are unwilling to work for us, it could have an adverse impact on our ability to perform services for our clients. To date, our service to our clients has not been adversely impacted to any material extent. In addition, certain of our projects require performance bonds and there can be no assurance that we will be able to secure such bonds. There can be no assurance that these matters will not have a material adverse impact on our liquidity, results of operations, financial condition or our business.

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

Our investments in new solutions may not be successful. We have recently begun and expect to continue to invest in new solutions including managed services, Internet of Things and others. The complexity of developing, marketing, selling and supporting these solutions and competition in the markets for these solutions could make it difficult for us to successfully offer them. Additionally, there is a risk that our clients may not adopt these solutions widely, which would prevent us from realizing expected returns on these investments. If we are unable to market, sell and/or deploy these solutions successfully or profitably, it could adversely impact our business, financial condition or results of operations.

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

As a result of the Company's current liquidity concerns and as part of our review of strategic alternatives, we have temporarily halted the implementation of this ERP system.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s worldwide headquarters and certain U.S. operations, including the Products and Services platforms, are located in Lawrence, Pennsylvania (located 20 miles south of Pittsburgh) in 352,000 square feet of owned facility on 68 acres.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position with the Company
Joel T. Trammell	53	President and Chief Executive Officer
David J. Russo	60	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)
Ronald Basso	58	Executive Vice President of Business Development, General Counsel & Secretary

The following is a biographical summary of the experience of the executive officers of the Company:

JOEL T. TRAMMELL, 53, was named President and Chief Executive Officer on November 16, 2017. Mr. Trammell is the founder and was Chief Executive Officer of Khorus, Inc., a provider of software-based management systems, until November 2017. He also has been a Managing Partner of Lone Rock Technology Group, a private equity firm, since 2011, and Lake Austin Advisors, a hedge fund, since 2013. He was a founder and the Chief Executive Officer of CacheIQ, Inc., a network computing company, from June 2010 until it was acquired by NetApp, Inc. in November 2012. Previously, he was a founder and served as the Chief Executive Officer of NetQoS, Inc., a network management software and services company, from June 2000 to November 2009.

DAVID J. RUSSO, 60, was named Executive Vice President, Chief Financial Officer and Treasurer (and, in those roles, he serves as the Company's principal financial officer and principal accounting officer) on April 24, 2017. Mr. Russo most recently served as the Senior Vice President, Chief Financial Officer and Treasurer of L. B. Foster Company since 2002. He previously served as Corporate Controller of WESCO International Inc. from 1999 to 2002.

RONALD BASSO, 58, was named Executive Vice President of Business Development, General Counsel and Secretary on January 28, 2013. Mr. Basso was a shareholder of the law firm of Buchanan Ingersoll & Rooney PC, which he joined in 1985, where he served as the Company's lead engagement partner.

Directors of the Registrant

The following sets forth certain information concerning the members of the Board:

CYNTHIA J. COMPARIN, 59, was elected as a director on October 31, 2016. Ms. Comparin was the founder and CEO of Animato Technologies Corporation, a private company providing business and technology solutions to enterprise clients for almost 20 years. Prior to establishing Animato, Ms. Comparin created and was President of Alltel's Enterprise Network Services Division, providing consulting, integration and operations services to worldwide customers.

RICHARD L. CROUCH, 71, was elected as a director on August 10, 2004. Mr. Crouch was a General Partner with the firm of PricewaterhouseCoopers LLP from 1979 to 2004, having served as an Audit Partner principally assigned to public companies. He served in various capacities for the firm, including service as a regional accounting, auditing and SEC services consultant. He retired from the firm on July 2, 2004.

RICHARD C. ELIAS, 64, was selected to be a director on November 3, 2014. Mr. Elias retired from PPG Industries, Inc. ("PPG"), a global supplier of paints, coatings, optical products, specialty materials, chemicals, glass and fiber glass in April 2014. Prior to his retirement, Mr. Elias served as the Senior Vice President - Optical and Specialty Materials of PPG from 2008 to 2014, and Vice President, Optical Products of PPG from 2000 to 2008. Mr. Elias also served as the President, and then Chief Executive Officer, of Transitions Optical, Inc., a subsidiary and then joint venture of PPG, from 1995 to 2014. Mr. Elias is a director of Universal Display Corporation.

THOMAS G. GREIG, 70, was elected as a director on August 10, 1999 and appointed as non-executive Chairman of the Board in May 2004. Mr. Greig has been a Senior Managing Director of Liberty Capital Partners, a private equity partnership, since 1998. He is also a director of publicly-held Rudolph Technologies, Inc. and a privately-held company.

JOHN S. HELLER, 64, was selected to be a director on March 27, 2013 and was elected by our stockholders on August 6, 2013. Mr. Heller retired from Caterpillar Inc., a manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives, in February 2012. He held a number of positions of increasing responsibility at Caterpillar during a 38-year career, last serving as Vice President and Chief Information Officer for the last 5 years.

JOEL T. TRAMMELL, 53, was named President and Chief Executive Officer on November 16, 2017. Mr. Trammell is the founder and was Chief Executive Officer of Khorus, Inc., a provider of software-based management systems, until November 2017. He also has been a Managing Partner of Lone Rock Technology Group, a private equity firm, since 2011, and Lake Austin Advisors, a hedge fund, since 2013. He was a founder and the Chief Executive Officer of CacheIQ, Inc., a network computing company, from June 2010 until it was acquired by NetApp, Inc. in November 2012. Previously, he was a founder and served as the Chief Executive Officer of NetQoS, Inc., a network management software and services company, from June 2000 to November 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information
The common stock is traded on NASDAQ under the symbol "BBOX" and has been assigned to the NASDAQ Global Select tier. As of March 31, 2018, 26,880,264 shares of the common stock were issued, of which 11,739,599 shares were held in treasury, resulting in 15,140,665 shares outstanding at that date.

The following table sets forth the quarterly high and low sale prices of the common stock as reported by the NASDAQ Global Select Market during each of the Company’s fiscal quarters indicated below.

	High	Low
Fiscal 2018
1st Quarter	$10.15	$7.59
2nd Quarter	8.55	2.85
3rd Quarter	4.15	2.93
4th Quarter	3.95	1.90
Fiscal 2017
1st Quarter	$15.10	$11.84
2nd Quarter	14.79	12.73
3rd Quarter	16.90	11.30
4th Quarter	15.65	8.50

On June 29, 2018, the last reported sale price of the common stock was $2.03 per share.

Dividend Policy
Cash dividends of $0.12 per share of common stock declared during Fiscal 2018 were paid on July 14, 2017. Under the Amended Credit Agreement, the Company was no longer permitted to pay dividends. The Second Amendment maintains that restriction. This restriction is in effect until May 9, 2021, the termination date of the Second Amended Credit Agreement. See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding our Second Amended Credit Agreement.

Stockholders
As of March 31, 2018, there were 809 holders of record of the common stock.

Equity Plan Compensation Information:
See the information set forth under the caption "Equity Plan Compensation Information" in the Proxy Statement, which is incorporated by reference into Item 12 of Part III of this Annual Report.

Issuance of Unregistered Securities:
There were no issuances of unregistered securities by the Company during the three-month period ended March 31, 2018.

Issuer Purchases of Equity Securities:
There were no purchases of equity securities by the Company during the three-month period ended March 31, 2018.

As of March 31, 2018, 1,107,149 shares were available under repurchase programs approved by the Board. This repurchase program has no expiration date and none of the Company's prior repurchase programs were terminated prior to the full repurchase of the authorized amount. Under the Second Amended Credit Agreement, the Company is no longer permitted to repurchase common stock through its repurchase program but is allowed to repurchase a limited amount of shares for tax payments related to the vesting of certain restricted stock units and performance shares, as applicable. This restriction is in effect until May 9, 2021, the termination date of the Second Amended Credit Agreement. See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding our Second Amended Credit Agreement.

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

	Fiscal
	2018	2017	2016	2015	2014
Statements of Operations
Revenues	$774,637	$855,731	$912,655	$992,444	$971,674
Gross profit	214,752	242,960	270,337	302,269	303,582
Operating income (loss)[1]	(45,285)	(1,319)	(187,825)	28,574	(108,392)
Net income (loss)[1]	(100,095)	(7,051)	(171,102)	15,342	(115,873)
Basic earnings (loss) per share	(6.64)	(0.47)	(11.18)	1.00	(7.33)
Diluted earnings (loss) per share	(6.64)	(0.47)	(11.18)	0.99	(7.33)
Dividends per share	0.12	0.48	0.44	0.40	0.36
Balance Sheet Data (at end of period)
Working capital [2]	$135,639	$92,098	$130,187	$152,353	$175,895
Total assets	376,335	427,117	475,794	686,259	712,029
Debt	158,309	89,746	120,802	138,132	160,632
Stockholders’ equity	50,342	141,649	156,233	337,111	351,117
1 Includes goodwill impairment loss of $191,644 and $154,429 for Fiscal 2016 and Fiscal 2014, respectively.
2 Working capital is computed as current assets minus current liabilities excluding short-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The discussion and analysis for the fiscal years ended March 31, 2018, 2017 and 2016 as set forth below in this Item 7 should be read in conjunction with the consolidated financial statements of Black Box, including the related notes. The Company’s fiscal year ends on March 31. References to "Fiscal Year," "Fiscal," or "FY" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.

Recent Developments

Second Amendment to the Credit Agreement
On June 29, 2018, the Company and certain direct and indirect wholly-owned subsidiaries of the Company (collectively, the “Guarantors” and together with the Company, the “Loan Parties”) entered into a Second Amendment (the “Second Amendment”) with PNC Bank, National Association, as administrative agent (the “Agent”), and certain other lenders party thereto (together with the Agent, the “Lenders”) to amend the Credit Agreement entered into among the Loan Parties, the Agent and the Lenders on May 9, 2016 (as amended by the Amendment and Joinder Agreement, dated August 9, 2017, the “Amended Credit Agreement,” and as further amended by the Second Amendment, the “Second Amended Credit Agreement” or the “Second Amendment”).

The Second Amendment established a new $10,000 Last In First Out senior revolving credit facility (the “LIFO Facility”), which will be used to finance the Company’s cash flow needs, to operate in the ordinary course, subject to an approved budget and achieving minimum three month EBITDA. Interest on the Facility is LIBOR plus 10%, however, the Company was granted a principal and interest payment deferment on all principal and interest payments related to the Term Loan and Revolving Credit Facility which accounted for $157.5 million of the Company’s borrowings at March 31, 2018. This payment deferment is in place until December 15, 2018, however, amounts that are due will be satisfied from proceeds from the sale of the Federal Business. The Company entered into the Second Amendment to waive and modify certain covenants and modify other terms and conditions, and to have the LIFO Facility available, should we need to access it.

Sale of Federal Business and Other Strategic Alternatives
As the Company disclosed in its most recent Form 10-Q, filed with the Securities and Exchange Commission on February 6, 2018, the Company has engaged Raymond James & Associates (“Raymond James”) as its financial advisor to assist the Company in exploring strategic alternatives. As part of the Company’s review of its alternatives, the Company has agreed under the Second Amended Credit Agreement to pursue the sale (the “Sales Transaction”) of its federal government IT services business (the “Federal Business”). The Federal Business is part of the North American Services business segment. Under the Second Amendment, the Company must meet certain milestone dates leading to the consummation of the Sale Transaction, including the delivery of an executed purchase agreement in respect of the Sale Transaction on or before July 31, 2018 and the consummation of the Sale Transaction on or before August 31, 2018 (the “Sale Milestones”). The Agent, in its sole discretion, may extend the Sale Milestone dates. All net cash proceeds of the Sale Transaction would be used to pay down loans outstanding under the LIFO Facility, and after, repayment of other loans under the Second Amendment.

In addition to the sale of the Federal Business, the Company continues to explore other strategic alternatives with the assistance of Raymond James, including, among others, recapitalization, restructuring, the sale of some or all of the businesses of the Company and other liquidity options. This process reflects the continued commitment of the Board of Directors of the Company to act in the best interests of the Company and to maximize value for the Company’s stockholders.

We are pleased to have the support of the Lenders to the Second Amended Credit Agreement as we continue to work with them to improve liquidity, reduce our indebtedness and move the business in a direction that we believe will restore future operating profitability and positive cash flow. While Management believes it will be able to close a sale of the Federal Business, there can be no assurance that this process, which is well underway, will result in any transaction being consummated.

The Company
Black Box is a leading digital solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Products and Services that it distributes through two platforms that it has built over its 42-year history.

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
The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At March 31, 2018, the Company's total backlog, which relates primarily to Services, was $351,024, of which $248,897 is expected to be completed within the next twelve months. Total backlog at March 31, 2018 was 14.5% higher than the prior year.
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

Fiscal 2018 vs Fiscal 2017 Summary

	FY18	FY17	% Change
Revenues	$774,637	$855,731	(9)%
Gross profit margin	27.7%	28.4%	(2)%
Operating income (loss) margin	(5.8)%	(0.2)%	n/m
Diluted earnings (loss) per share	$(6.64)	$(0.47)	n/m
Net cash provided by (used for) operating activities	$(46,606)	$39,930	n/m
n/m = not meaningful

Diluted loss per share was $6.64 compared to Diluted loss per share of $0.47 in the same period last year as a result of:

•
a $46,019 increase in Provision for income taxes and a change in the effective rate from (33.2)% to (91.3)% due to U.S. tax reform and valuation allowances booked against foreign tax credits, U.S. federal and state net operating loss carry-forwards, certain foreign net operating loss carry-forwards, and other U.S. deferred tax assets,

•
a $28,208 decrease in Gross profit as a result of a $22,331 decrease in Service Gross profit driven by lower revenues on higher margin unified communication business and aggressive pricing on certain incremental infrastructure projects for our commercial clients and higher volume of successful contract awards that carry a lower gross margin for our government clients, and a $5,877 decrease in Products Gross profit driven by the decline in Revenues described more fully in the "Results of Operations", all partially offset by a $9,137 Inventory impairment taken in the prior year,

•
a $6,965 increase in Selling, general and administrative expenses which was primarily the result of $12,399 of costs related to the ongoing ERP implementation and $917 of additional restructuring expense, all partially offset by a decrease in compensation and benefits expense,

•
a $10,638 increase in Asset impairment loss due to a $9,748 trademark impairment in the fourth quarter of Fiscal 2018 and a $1,426 trademark impairment in the second quarter of Fiscal 2018, offset by $536 in write-offs of property, plant and equipment in the second quarter of Fiscal 2017, and

•
a $2,500 increase in Interest expense resulting from higher interest rates, a $204 write-off of deferred amortization costs of our Credit Agreement due to the reduction in size of the facility in the Amended Credit Agreement, and higher average debt.

Net cash used for operating activities was $46,606 which included Net loss of $100,095 and negative cash from working capital of $27,660, compared to Net cash provided by operating activities of $39,930, which included Net loss of $7,051 and positive cash from working capital of $10,694, in the same period last year.

In Fiscal 2018, the Company’s Revenues declined by 9% which was primarily driven by lower revenue levels in the commercial business within North America Services and North America Products partially offset by growth in the Federal Business within North America Services. The decline in the commercial business within North America Services is due to continued decline within the legacy unified communications business, which we expect will continue for the foreseeable future, and multiple transformational activities including but not limited to a commercial sales organization realignment and a U.S.-based ERP consolidation project. The decline in North America Products is due to lower volumes of large orders, lower demand for legacy data networking products as well as an interim disruption in certain sales that were moved to a channel partner, which has been rectified. The success in the Federal Business within North America Services is due to activities in the past couple of years to reposition that business in the market to focus on client-desired outcomes, a proven model that we look to roll out to all of our business units.

During Fiscal 2017, our gross profit was negatively impacted by certain project cost overruns as well as a continued decline in unified communications maintenance contract business. Our operating profit was negatively impacted by costs related to our U.S.-based ERP project, consulting fees related to our Credit agreement, and a sales and operations transformation within the commercial services business within North America Services.

In Fiscal 2019, we are focused upon managing the business for cash flow and profitability as we move forward with our strategic initiatives with Raymond James and our Board of Directors.

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

	FY18	FY17	% Change	FY17	FY16	% Change
Revenues
North America Products	$68,597	$73,728	(7)%	$73,728	$84,654	(13)%
International Products	$68,787	$81,214	(15)%	$81,214	$81,882	(1)%
Products	$137,384	$154,942	(11)%	$154,942	$166,536	(7)%
North America Services	$601,078	$672,036	(11)%	$672,036	$715,839	(6)%
International Services	$36,175	$28,753	26%	$28,753	$30,280	(5)%
Services	$637,253	$700,789	(9)%	$700,789	$746,119	(6)%
Total Revenues	$774,637	$855,731	(9)%	$855,731	$912,655	(6)%
Gross profit
North America Products	$30,472	$31,193	(2)%	$31,193	$35,643	(12)%
% of Revenues	44.4%	42.3%	5%	42.3%	42.1%	—%
International Products	$27,304	$32,460	(16)%	$32,460	$33,350	(3)%
% of Revenues	39.7%	40.0%	(1)%	40.0%	40.7%	(2)%
Products	$57,776	$63,653	(9)%	$63,653	$68,993	(8)%
% of Revenues	42.1%	41.1%	2%	41.1%	41.4%	(1)%
North America Services	$149,319	$173,128	(14)%	$173,128	$194,401	(11)%
% of Revenues	24.8%	25.8%	(4)%	25.8%	27.2%	(5)%
International Services	$7,657	$6,179	24%	$6,179	$6,943	(11)%
% of Revenues	21.2%	21.5%	(1)%	21.5%	22.9%	(6)%
Services	$156,976	$179,307	(12)%	$179,307	$201,344	(11)%
% of Revenues	24.6%	25.6%	(4)%	25.6%	27.0%	(5)%
Total Gross Profit	$214,752	$242,960	(12)%	$242,960	$270,337	(10)%
% of Revenues	27.7%	28.4%	(2)%	28.4%	29.6%	(4)%
Operating income (loss) (1)
North America Products	$(962)	$2,176	n/m	$2,176	$(34,654)	n/m
% of Revenues	(1.4)%	3.0%	n/m	3.0%	(40.9)%	n/m
International Products	$(7,209)	$(927)	n/m	$(927)	$(3,781)	n/m
% of Revenues	(10.5)%	(1.1)%	n/m	(1.1)%	(4.6)%	n/m
Products	$(8,171)	$1,249	n/m	$1,249	$(38,435)	n/m
% of Revenues	(5.9)%	0.8%	n/m	0.8%	(23.1)%	n/m
North America Services	$(36,037)	$(3,904)	n/m	$(3,904)	$(143,967)	n/m
% of Revenues	(6.0)%	(0.6)%	n/m	(0.6)%	(20.1)%	n/m
International Services	$(1,077)	$1,336	n/m	$1,336	$(5,423)	n/m
% of Revenues	(3.0)%	4.6%	n/m	4.6%	(17.9)%	n/m
Services	$(37,114)	$(2,568)	n/m	$(2,568)	$(149,390)	n/m
% of Revenues	(5.8)%	(0.4)%	n/m	(0.4)%	(20.0)%	n/m
Total Operating Income (loss)	$(45,285)	$(1,319)	n/m	$(1,319)	$(187,825)	n/m
% of Revenues	(5.8)%	(0.2)%	n/m	(0.2)%	(20.6)%	n/m
n/m = not meaningful
(1) These results include an intangible asset impairment loss of $198 and $10,976 in North America Products and North America Services, respectively, for Fiscal 2018, goodwill impairment loss of $36,901, $5,348, $142,229 and $7,166 for North America Products, International Products, North America Services and International Services, respectively, for Fiscal 2016, and an intangible asset impairment loss of $542 in North America Services for Fiscal 2016.

Fiscal 2018 vs Fiscal 2017
Total Revenues were $774,637, a decrease of 9% when compared to Total Revenues of $855,731 in the same period last year. Services Revenues were $637,253, a decrease of 9% compared to Services Revenues of $700,789 in the same period last year primarily due to decreases in both unified communications and infrastructure business in North America, partially offset by an increase in government revenues due to market repositioning that was actioned over the past two years and an increase in commercial revenues outside of North America resulting from a realignment of several international entities between Products and Services as a result of changes in our management structure in the second quarter of Fiscal 2018. Products Revenues were $137,384, a decrease of 11% compared to Products Revenues of $154,942 in the same period last year primarily due to a decrease in North America Products' sales as a result of lower demand in the legacy run rate business and a decline in International Products which was negatively impacted by a large one time deal (Norway) in the prior year and an initiative to centralize back office and supply chain operations, as well as due to the aforementioned realignment of the international business between Products and Services.
Total Gross profit margin was 27.7%, a decrease of 2% compared to Total Gross profit margin of 28.4% in the same period last year. The same period last year included Inventory impairment losses of $6,327 for Services and $2,810 for Products, which together impacted Total Gross profit margin by 1.4%. Services Gross profit margin was 24.6%, a decrease of 4% from 25.6% in the same period last year. The Inventory impairment loss for Services had a 1.2% impact to Services Gross profit margin. This decrease was primarily due to lower revenues on higher margin unified communication business and aggressive pricing on certain incremental infrastructure projects for our commercial clients and higher volume of successful contract awards that carry a lower gross margin for our government clients. Products Gross profit margin was 42.1%, an increase of 2% compared to Products Gross profit margin of 41.1% in the same period last year. The Inventory impairment loss for Products had a 2.4% impact to Products Gross profit margin.
Total Operating loss margin was 5.8%, a decrease compared to Total Operating loss margin of 0.2% in the same period last year. Services Operating loss margin was 5.8%, a decrease compared to 0.4% in the same period last year, primarily due to costs related to the ongoing U.S.-based ERP project and $11,174 in Asset Impairment relating to trademarks, partially offset by lower variable compensation costs. Products Operating loss margin was 5.9%, a decrease compared to Products Operating profit margin of 0.8% in the same period last year, primarily due to the decrease in Gross profit margin as referenced above.
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

Total Operating loss margin was 0.2%, an increase compared to Total Operating loss margin of 20.6% in the same period last year. Products Operating profit margin was 0.8%, an increase compared to Products Operating loss margin of 23.1% in the same period last year, primarily due to a decrease in goodwill impairment loss of $42,249 ($36,901 in North America Products and $5,348 in International Products), a decrease in restructuring expense of $2,137 and a decrease in stock-based compensation of $447, partially offset a decrease in gross profit of $5,340, an increase in Inventory impairment loss of $618 and an increase in Intangible asset amortization of $416. Service Operating loss margin was 0.4%, an increase compared to Services Operating loss margin of 20.0% in the same period last year, primarily due to a decrease in goodwill and intangible asset impairment loss of $149,937 ($142,771 in North America Services and $7,166 in International Services), cost savings from restructuring during Fiscal 2016 and Fiscal 2017 and cost control programs that were implemented during Fiscal 2017, a decrease in restructuring expense of $2,406, a decrease in Accounts Receivable impairment loss of $2,043, a decrease in CEO transition costs of $1,240 and a decrease in Intangible asset amortization of $1,388, partially offset a decrease in gross profit of $22,037, an increase in Inventory impairment loss of $2,566 and an increase in depreciation expense of $528.

Interest expense, Other expense and Income Taxes

	FY18	FY17	% Change	FY17	FY16	% Change
Interest expense, net	$6,855	$4,355	57%	$4,355	$4,712	(8)%
% of Revenues	0.9%	0.5%	80%	0.5%	0.5%	—%
Provision (benefit) for income taxes	$47,776	$1,757	n/m	$1,757	$(21,982)	n/m
Effective income tax rate	(91.3)%	(33.2)%	n/m	(33.2)%	11.4%	n/m
n/m = not meaningful
Fiscal 2018 vs Fiscal 2017
Interest expense was $6,855, a increase of 57% compared to Interest expense of $4,355 in the same period last year primarily as a result of higher interest rates, a $204 write-off of deferred amortization costs of our Credit Agreement due to the reduction in size of the facility in the Amended Credit Agreement, and higher average debt. The weighted-average outstanding debt and weighted-average interest rate was $142,001 and 4.0%, respectively, compared to $127,727 and 2.6% in the same period last year.
Provision for income taxes was $47,776, compared to a $1,757 in the same period last year. The effective income tax rate was (91.3)%, a decrease compared to the effective income tax rate of (33.2)% in the same period last year. The effective income tax rate decrease from (33.2)% to (91.3)% was primarily due to U.S. tax reform and valuation allowances booked against foreign tax credits, U.S. federal and state net operating loss carry-forwards, certain foreign net operating loss carry-forwards, and other U.S. deferred tax assets.
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

Liquidity Position
The following is a summary of our capitalization and liquidity position as of each fiscal year ended March 31.

	FY18	FY17	FY16
Cash and cash equivalents	$33,469	$14,247	$23,497
Working Capital	$135,639	$92,098	$130,187
Debt	$158,309	$89,746	$120,802
Stockholders’ equity	$50,342	$141,649	$156,233
Unused commitment of the Amended Credit Agreement / Credit Agreement (1)	$—	$106,750	$176,550
Cash and Unused commitments of the Credit Agreement	$33,469	$120,997	$200,047
(1) On April 6, 2016, the Company voluntarily reduced the unused commitments of the Credit Agreement by $100,000. The FY17 and FY18 unused commitments relate to the Amended Credit Agreement. The Second Amendment establishes a new LIFO Facility in an amount not to exceed $10,000. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our Second Amended Credit Agreement.
The Company's liquidity (cash and cash equivalents and unused credit commitments) was $33,469 at the end of Fiscal 2018, compared to $120,997 at the end of Fiscal 2017. This decrease in liquidity was driven by higher outstanding debt coupled with a lower borrowing capacity. Net debt (debt less cash and cash equivalents) was $124,840 at the end of Fiscal 2018, an increase of $49,341 from the end of Fiscal 2017 as a result of spending on our previously announced U.S.-based ERP project as well as increased working capital. The Company is emphasizing working capital initiatives in order to bring working capital levels in line with revenue and activity levels.
On August 9, 2017, the Company and certain of the Banks entered into an Amendment and Joinder Agreement to amend and restate the Credit Agreement (as amended and restated, the “Amended Credit Agreement”) in order to avoid a default of its leverage covenant. Under the Amended Credit Agreement, the credit facility was reduced to $170,000 and comprised of a $50,000 term loan and $120,000 line of credit. As of August 9, 2017, $50,000 was borrowed under the term loan and $52,528 remained outstanding under the line of credit. The amortization of the term loan was $1,250 per quarter for four (4) quarters beginning in the quarter ending December 31, 2017 and $2,500 per quarter beginning in the quarter ending December 31, 2018 through the end of the Amended Credit Agreement on May 9, 2021, the same expiration date of the Credit Agreement. Mandatory prepayments of the term loan were required with the net proceeds from certain asset sales, insurance recoveries and debt or equity issuances, as well as from 75% to 50% of any excess cash flow generated in Fiscal 2019 and Fiscal 2020. Interest on the term loan was, at the Company’s option: (i) a Base Rate Option equal to the highest of (x) the federal funds open rate, plus fifty (50) basis points (0.5%), (y) the bank’s prime rate, and (z) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 2.5% or (ii) LIBOR plus 3.5%. Interest on outstanding indebtedness under the line of credit accrued, at the Company’s option, at a rate based on either: (a) the Base Rate Option plus 0.25% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.25% to 3.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA).
Under the Amended Credit Agreement, the leverage ratio covenant was suspended until the second quarter of Fiscal 2019. The Amended Credit Agreement contained a minimum Adjusted EBITDA covenant and a provision requiring the Company to repay revolving credit loans with any excess cash. During that same period, a covenant was established to limit capital expenditures to an agreed upon amount. The ability of the Company to make dividends or other distributions (including stock repurchases other than up to a limited dollar amount for tax payments from vested equity awards) was eliminated.

The leverage ratio covenant that was to commence in the second quarter of Fiscal 2019 was to be 4.00 to 1.00 and was to reduce to 3.00 to 1.00 over the remaining life of the credit facility. A fixed charge coverage ratio of 1.00 to 1.00 was to begin in the second quarter of Fiscal 2019 and increase to 1.10 to 1.00 in the fourth quarter of Fiscal 2019 and thereafter.

The Company’s obligations under the Amended Credit Agreement were secured by substantially all of the assets of the Company and the Company’s direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States (a “U.S. Entity”) and are guaranteed by such domestic subsidiaries. Under the Amended Credit Agreement, the Company and each U.S. Entity pledged 65% of the voting ownership interests and 100% of the non-voting ownership interests of its foreign subsidiaries.

On June 29, 2018, the Company and the Loan Parties entered into a Second Amendment with the Lenders to amend the Credit Agreement entered into on May 9, 2016 (as amended by Amended Credit Agreement and as further amended by the Second Amended Credit Agreement).

The Second Amended Credit Agreement establishes a new LIFO Facility in an amount not to exceed $10,000. The borrowings under the LIFO Facility will be used to finance the Company’s cash flow needs, subject to an approved budget and certain variance restrictions, including payments to vendors to allow the Company to operate in the ordinary course of its business. Interest on the LIFO Facility is LIBOR plus 10.0%. The Company entered into the Second Amendment to waive and modify certain covenants and other provisions contained in the Amended Credit Agreement and to fund its ongoing operations with the LIFO Facility.

The Company continues to engage Raymond James & Associates (“Raymond James”) as its financial advisor to assist the Company in exploring strategic alternatives. As part of the Company’s review of its alternatives, the Company has agreed under the Second Amended Credit Agreement to pursue the sale of its Federal Business. The Federal Business is part of the Services business segment. Under the Second Amendment, the Company must meet certain milestone dates leading to the consummation of the Sale Transaction, including the delivery of an executed purchase agreement in respect of the Sale Transaction on or before July 31, 2018, and the consummation of the Sale Transaction on or before August 31, 2018. The Agent, in its sole discretion, may extend the Sale Milestone dates. All net cash proceeds of the Sale Transaction will be used to pay down loans outstanding under the LIFO Facility, and after, repayment of such loans, the Company’s other indebtedness under the Second Amended Credit Agreement.

The Second Amended Credit Agreement, among other things, (i) waived certain potential defaults and events of default under the Amended Credit Agreement; (ii) deferred principal and interest payments on the Company’s existing term loans and revolving loans, except the LIFO Facility, until December 15, 2018; provided that the aggregate amount of deferred principal and interest payments through the closing of the Sale Transaction will be due upon such closing; and (iii) modified the interest rates applicable to such outstanding loans so that interest accrues at a rate equal to: (a) for the term loan, the highest of (1) the federal funds open rate plus 0.5%, (2) the Agent’s prime rate or (3) LIBOR plus 1.0% (the “Base Rate”), in each case plus 2.5%, and (b) for the revolving loans, the Base Rate plus an amount between 0.25% and 2.0% (as determined by a leverage ratio based on the Company’s consolidated EBITDA).

The Second Amended Credit Agreement also revised the Company’s covenants under the Amended Credit Agreement to, among other things, (i) suspend the leverage ratio and fixed charge coverage ratio covenants until December 15, 2018; (ii) modify the minimum consolidated EBITDA covenant to require that the Company’s minimum consolidated EBITDA for the three fiscal month period ending on the close of each fiscal month equal or exceed (i) ($3,000) for the fiscal months ending June 30, 2018, July 31, 2018 and August 31, 2018, and (ii) ($3,500) for the fiscal months ending September 30, 2018 and thereafter; (iii) reduce the sub-limit for the issuance of letters of credit to $10,000; (iv) require periodic delivery of updated budgets and budget variance reports to the Agent and compliance with certain disbursement and net cash flow variance thresholds; (v) restrict the incurrence of expenses related to implementation of the ERP system; (vii) require that the net cash proceeds from certain asset sales and certain excess cash be used to prepay the Company’s obligations under the Amended Credit Agreement; and (viii) require the repatriation to the Loan Parties of cash on hand above a certain amount maintained by certain excluded foreign subsidiaries of the Loan Parties and restrict the transfer of assets by the Loan Parties (other than inventory in the course of ordinary business) to such excluded foreign subsidiaries unless accounted for in the budget.

The Company’s obligations under the Second Amended Credit Agreement continue to be secured by substantially all of the personal property assets of the Company and all of the Company’s direct and indirect owned subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States (other than BBOX Holdings Mexico LLC). In addition, under the Second Amendment, the Company’s obligations are required to be secured by additional collateral, including (i) a first-priority pledge of all of the capital stock of each existing and subsequently acquired or organized subsidiary of the Loan Parties not pledged under the Credit Agreement, with certain exceptions; and (ii) mortgages over certain material real property of the Loan Parties located in the U.S. The Company is also required to cause the execution of deposit account control agreements with respect to certain U.S. bank accounts of the Loan Parties and to deliver to the Agent executed assignment agreements and forms of notice of assignment with respect to certain federal government contracts. Such notices may be sent upon an event of default or potential default.

Effectiveness of the Second Amendment was subject to certain conditions precedent, each of which were satisfied on June 29, 2018. The outstanding balance of the LIFO Facility and all accrued and unpaid interest, fees and expenses are due and payable on December 15, 2018 or the earlier proper termination of the LIFO Facility by the Agent following an event of default.

Sources and Uses of Cash

The following is a summary of our sources and uses of cash.

	FY18	FY17	FY16
Net cash provided by (used for) operating activities	$(46,606)	$39,930	$37,202
Net cash provided by (used for) investing activities	$(2,793)	$(3,430)	$(11,088)
Net cash provided by (used for) financing activities	$66,553	$(45,565)	$(27,664)
Net cash provided by (used for) operating activities
Net cash used for operating activities for Fiscal 2018 was $46,606, due primarily to Net loss of $100,095, inclusive of non-cash charges, an increase in Costs/estimated earnings in excess of billings on uncompleted contracts of $10,031 and decreases in Accounts payable of $10,772 and All other liabilities of $20,130, partially offset by decreases in Accounts receivable of $15,157 and All other assets of $717. Net cash provided by operating activities for Fiscal 2017 was $39,930, due primarily to Net loss of $7,051, inclusive of non-cash charges, decreases in Accounts receivable of $8,126 and Inventory of $6,322, and an increase in Accounts payable of $12,489, partially offset by increases in Costs/estimated earnings in excess of billings on uncompleted contracts of $5,538 and All other assets of $1,723 and decreases in Billings in excess of costs/estimated earnings on uncompleted contracts of $3,853 and All other liabilities of $5,129. Net cash provided by operating activities for Fiscal 2016 was $37,202, due primarily to Net loss of $171,102, inclusive of non-cash charges, decreases in Accounts Receivable of $7,819, Inventory of $4,048, and Costs/estimated earnings in excess of billings on uncompleted contracts of $12,682 and an increase in Billings in excess of costs/estimated earnings on uncompleted contracts of $4,035, partially offset by decreases in Accounts payable of $7,568 and All other liabilities of $13,582.
Changes in working capital, and particularly changes in accounts receivable, costs in excess of billings and billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $4,450 in Fiscal 2018 compared to $7,167 and $10,477 for Fiscal 2017 and Fiscal 2016, respectively, which related primarily to information technology infrastructure, computer hardware and software and vehicles. The Company disposed of certain facilities in Fiscal 2018 resulting in $1,657 of cash receipts which was used to help fund the Company's transformational activities, compared to facility disposals of $3,737 in Fiscal 2017.
Net cash provided by (used for) financing activities
Long-term debt
Proceeds from long-term debt was $61,322 in Fiscal 2018, compared to repayments of long-term debt of $31,319 and $17,788, in Fiscal 2017 and Fiscal 2016, respectively.
Common stock repurchases
The Company made discretionary investments in the form of common stock repurchases of $0 in Fiscal 2018 compared to $1,960 and $6,300 for Fiscal 2017 and Fiscal 2016, respectively. The Company also made tax payments of $397 in Fiscal 2018 compared to $515 and $854 for Fiscal 2017 and Fiscal 2016, respectively, related to share withholding to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of the repurchase program beginning in April 1999 through March 31, 2018, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of March 31, 2018, 1,107,149 shares were available under most recent repurchase programs. Under the Second Amended Credit Agreement, the Company is no longer permitted to repurchase common stock through its repurchase program but is allowed to repurchase a limited amount of shares for tax payments related to the vesting certain restricted stock units and performance shares, as applicable. This restriction is in effect until May 9, 2021. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our Second Amended Credit Agreement.
Dividends
The Company made discretionary investments in the form of dividends to its shareholders of $3,611 in Fiscal 2018 compared to $7,109 and $6,617 for Fiscal 2017 and Fiscal 2016, respectively. Under the Amended Credit Agreement, the Company was no longer permitted to pay dividends. The Second Amendment maintains that restriction. This restriction is in effect until May 9, 2021, the termination date of the Second Amended Credit Agreement. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our Second Amended Credit Agreement.
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

Deferred Income Taxes
The Company records deferred income tax assets and liabilities in its Consolidated Balance Sheets related to events that impact the Company’s financial statements and tax returns in different periods. Deferred tax asset and liability balances are computed by identifying differences between the book basis and tax basis of assets and liabilities ("temporary differences") which are multiplied by the current tax rate. A valuation allowance is provided on deferred tax assets if determined that it is more likely than not that the asset will not be realized. The Company considers all available evidence, both positive and negative, in assessing the need for a valuation allowance in each taxing jurisdiction. The evidence considered in evaluating deferred tax assets includes but is not limited to cumulative financial income over the most recent three-year period, excluding significant one-time charges for impairment (goodwill and other), the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax, and subjective projected future income.

Long-Lived Assets
The Company conducts a review of its long-lived assets (definite-lived intangible assets, which now consist solely of customer relationships, and property, plant and equipment) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

The Company conducts its annual indefinite-lived intangible asset impairment assessment as of last day of the fiscal year, using the most recent data available in the fourth quarter. Historically, this annual indefinite-lived intangible asset impairment assessment was performed during the third quarter of the fiscal year using data as of the end of the second quarter. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding this change in accounting policy. These assets, which now consist solely of the Company's trademark portfolio, are also reviewed whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If the sum of the estimated future cash flows (discounted) expected to result from the use of these trademarks is less than its carrying amount, an impairment loss is recognized. Measurement of an impairment loss is based on the asset's fair value.

Future events that could result in an interim assessment of the recoverability for these long-lived assets and indefinite-lived intangible assets include, but are not limited to: (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company's overall business and (iii) significant negative industry or economic trends.

Based on both interim and annual assessments that were performed during Fiscal 2018, the Company recorded a total impairment loss of $11,174 for trademarks, $1,426 of which was recorded in the second quarter and $9,748 of which was recorded in the fourth quarter. Note that long-lived assets were determined to be recoverable in Fiscal 2018. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.

Loss Contingencies
The Company becomes subject to contingencies as a normal part of its business operations, such as future warranty obligations and potential liabilities relating to legal or regulatory matters. The Company accrues for contingent obligations when a loss is probable and the amount can be reasonably estimated.

Revenue Recognition
Products revenues are recognized when title to products sold passes to the client, which generally occurs upon shipment from the Company’s location, the fee is fixed or determinable, collectability is reasonably assured and no further obligation exists.

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

Impact of Recently Issued Accounting Pronouncements
There have been no accounting pronouncements adopted during Fiscal 2018, Fiscal 2017 or Fiscal 2016 that had a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", with subsequent amendments, that outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance (collectively hereafter referred to as the "ASC 606" or the “standard”). The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within the standard ("full retrospective" method); or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined in the standard ("modified retrospective" method). We have substantially completed our assessment of the new standard, including completing our contract reviews and our evaluation of the costs of obtaining a contract. We will adopt the new standard in our first quarter of Fiscal 2019 using the modified retrospective method.

Based on our assessment, the impact of the new standard to the Company is primarily related to (i) the timing of the recognition of gross margin on materials costs incurred as part of installation projects, which, under ASC 606, will result in a deferral of gross margin of up to approximately $4,000 from Fiscal 2018 to Fiscal 2019 in order to best depict the Company's performance on these projects, where progress is measured over time using a cost-to-cost input method and (ii) the deferral of incremental commission costs of obtaining customer service contracts, which are currently expensed as incurred for certain contracts but will be deferred and amortized over the expected period of benefit under the standard.

The standard also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These disclosures include, but are not limited to, the disaggregation of revenue into categories that show how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows, revenue recognized from performance obligations satisfied in prior periods, and the total transaction price allocated to unsatisfied performance obligations. The Company is currently finalizing the internal control activities and data requirements necessary to ensure that all required disclosures under the standard are appropriately made.

In February 2016, the FASB issued ASU 2016-02, "Leases", with subsequent amendments, which require, as of the commencement date of a lease, a liability for a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and an a right-of-use asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 must be adopted using the modified retrospective approach and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
Cautionary Forward Looking Statements
When included in this Annual Report or in documents incorporated herein by reference, the words "should," "expects," "intends," "anticipates," "believes," "estimates," "approximates," "targets," "plans" and analogous expressions are intended to identify forward-looking statements. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, liquidity, compliance with bank covenants, our going concern qualification, the Company's arrangements with its vendors and subcontractors, levels of business activity and operating expenses, expenses relating to compliance requirements, cash flows, global economic and business conditions, the timing and costs of restructuring programs and other initiatives, such as our enterprise resource planning system initiatives, successful marketing of the Company's product and services offerings, successful implementation of the Company's integration initiatives and successful implementation of the Company's government contracting programs, as well as competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, government budgetary constraints and various other matters, many of which are beyond the Company's control. Additional risk factors are included in this Annual Report. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based and cautions you not to unduly rely on any such forward-looking statements.

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

Interest-rate Risk
The Company’s primary interest-rate risk relates to its debt obligations under the Amended Credit Agreement which was $157,500 as of March 31, 2018. As of March 31, 2018, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $399 ($245 net of tax) assuming the Company employed no intervention strategies.
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

As of March 31, 2018, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.27 to 1.30 Australian dollar, 1.29 to 1.29 Canadian dollar, 5.96 to 5.96 Danish krone, 0.80 to 0.83 Euro, 19.26 to 19.26 Mexican peso, 7.70 to 7.70 Norwegian kroner, 0.71 to 0.72 British pound sterling, 7.94 to 8.05 Swedish krona, 0.92 to 0.92 Swiss franc and 105.34 to 105.34 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $37,317 and will expire within five months.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Black Box Corporation
Lawrence, Pennsylvania
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Box Corporation (the “Company”) and subsidiaries as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and Schedule II - Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative operating cash flow and is dependent upon raising additional capital or refinancing its debt agreement to fund operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2005.
Chicago, Illinois

July 16, 2018

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
In thousands, except par value	2018	2017
Assets
Cash and cash equivalents	$33,469	$14,247
Accounts receivable, net of allowance for doubtful accounts of $3,022 and $4,084	114,510	128,544
Inventories, net	26,992	25,382
Costs/estimated earnings in excess of billings on uncompleted contracts	82,358	71,930
Assets held for sale	196	—
Other assets	29,317	28,544
Total current assets	286,842	268,647
Property, plant and equipment, net	24,239	29,103
Intangibles, net	50,180	68,820
Deferred tax asset	6,474	53,539
Other assets	8,600	7,008
Total assets	$376,335	$427,117
Liabilities
Accounts payable	$64,784	$69,858
Accrued compensation and benefits	17,259	21,576
Deferred revenue	27,713	31,624
Billings in excess of costs/estimated earnings on uncompleted contracts	14,667	16,536
Short-term debt	157,832	964
Other liabilities	26,780	36,955
Total current liabilities	309,035	177,513
Long-term debt	477	88,782
Other liabilities	16,481	19,173
Total liabilities	325,993	285,468
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	—	—
Common stock authorized 100,000, par value $.001, 15,141 and 14,960 shares outstanding, 26,880 and 26,654 issued	26	26
Additional paid-in capital	509,960	506,449
Retained earnings (accumulated deficit)	(35,664)	66,246
Accumulated other comprehensive income (loss)	(7,992)	(15,481)
Treasury stock, at cost 11,740 and 11,694 shares	(415,988)	(415,591)
Total stockholders’ equity	50,342	141,649
Total liabilities and stockholders’ equity	$376,335	$427,117

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
In thousands, except per share amounts	2018	2017	2016
Revenues
Products	$137,384	$154,942	$166,536
Services	637,253	700,789	746,119
Total	774,637	855,731	912,655
Cost of sales *
Products	79,608	91,289	97,543
Services	480,277	521,482	544,775
Total	559,885	612,771	642,318
Gross profit	214,752	242,960	270,337
Selling, general & administrative expenses	241,369	234,404	255,665
Asset impairment loss	11,174	536	192,186
Intangibles amortization	7,494	9,339	10,311
Operating income (loss)	(45,285)	(1,319)	(187,825)
Interest expense, net	6,855	4,355	4,712
Other expenses (income), net	179	(380)	547
Income (loss) before provision for income taxes	(52,319)	(5,294)	(193,084)
Provision (benefit) for income taxes	47,776	1,757	(21,982)
Net income (loss)	$(100,095)	$(7,051)	$(171,102)
Earnings (loss) per common share
Basic	$(6.64)	$(0.47)	$(11.18)
Diluted	$(6.64)	$(0.47)	$(11.18)
Weighted-average common shares outstanding
Basic	15,075	15,077	15,303
Diluted	15,075	15,077	15,303
Dividends per share	$0.12	$0.48	$0.44
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
In thousands	2018	2017	2016
Net income (loss)	$(100,095)	$(7,051)	$(171,102)
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	7,222	(4,956)	1,970
Defined Benefit Pension
Actuarial gain (loss), net of taxes of ($133), $1,898, and ($733)	(208)	2,969	(1,881)
Amounts reclassified into results of operations, net of taxes of $48, ($208), and $166	75	(326)	287
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of ($897), ($570), and ($321)	(1,404)	(892)	(580)
Amounts reclassified into results of operations, net of taxes of $1,154, $511, and $282	1,804	799	528
Other comprehensive income (loss)	$7,489	$(2,406)	$324
Comprehensive income (loss)	$(92,606)	$(9,457)	$(170,778)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock			Accumulated other comprehensive income (loss)
In thousands	Shares	$.001 par	Shares	$	Additional Paid-in Capital	Foreign Currency Translation Adjustment	Derivative Instruments	Defined Benefit Pension	Retained Earnings (accumulated deficit)	Total
March 31, 2015	26,305	$26	10,939	$(405,956)	$498,052	$(857)	$(203)	$(12,339)	$258,388	$337,111
Net income (loss)									(171,102)	(171,102)
Foreign currency translation adjustment						1,970				1,970
Pension, net of taxes
Actuarial gain (loss)								(1,881)		(1,881)
Actuarial gain (loss) reclassified into results of operations								287		287
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(580)			(580)
Amounts reclassified into results of operations							528			528
Stock compensation expense					5,064					5,064
Dividends declared									(6,733)	(6,733)
Issuance of common stock	165	—			—					—
Repurchases of common stock			512	(7,154)						(7,154)
Proceeds from the exercise of stock options					—					—
Tax impact from equity awards					(1,277)					(1,277)
March 31, 2016	26,470	$26	11,451	$(413,110)	$501,839	$1,113	$(255)	$(13,933)	$80,553	$156,233
Net income (loss)									(7,051)	(7,051)
Foreign currency translation adjustment						(4,956)				(4,956)
Pension, net of taxes
Actuarial gain (loss)								2,969		2,969
Actuarial gain (loss) reclassified into results of operations								(326)		(326)
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(892)			(892)
Amounts reclassified into results of operations							799			799
Stock compensation expense					4,610					4,610
Dividends declared									(7,256)	(7,256)
Issuance of common stock	183	—			—					—
Repurchases of common stock			243	(2,481)						(2,481)
Proceeds from the exercise of stock options					—					—
Tax impact from equity awards					—					—
March 31, 2017	26,653	$26	11,694	$(415,591)	$506,449	$(3,843)	$(348)	$(11,290)	$66,246	$141,649
Net income (loss)									(100,095)	(100,095)
Foreign currency translation adjustment						7,222				7,222
Pension, net of taxes
Actuarial gain (loss)								(208)		(208)
Actuarial gain (loss) reclassified into results of operations								75		75
Derivative Instruments, net of taxes
Net change in fair value of cash flow hedges							(1,404)			(1,404)
Amounts reclassified into results of operations							1,804			1,804
Stock compensation expense					3,511					3,511
Dividends declared									(1,815)	(1,815)
Issuance of common stock	227	—			—					—
Repurchases of common stock			46	(397)						(397)
Proceeds from the exercise of stock options					—					—
Tax impact from equity awards					—					—
March 31, 2018	26,880	$26	11,740	$(415,988)	$509,960	$3,379	$52	$(11,423)	$(35,664)	$50,342
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
In thousands	2018	2017	2016
Operating Activities
Net income (loss)	$(100,095)	$(7,051)	$(171,102)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	7,494	9,339	10,311
Depreciation	9,460	9,382	8,562
Loss (gain) on sale of property	(1,410)	(981)	16
Deferred taxes	48,603	1,367	(26,144)
Stock compensation expense	3,511	4,610	5,065
Change in fair value of interest-rate swaps	—	—	(399)
Asset impairment loss	11,174	536	192,186
Provision for obsolete inventory	1,155	10,659	7,735
Provision for (recovery of) doubtful accounts	1,162	1,375	3,819
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	15,157	8,126	7,819
Inventories	(672)	6,322	4,048
Costs/estimated earnings in excess of billings on uncompleted contracts	(10,031)	(5,538)	12,682
All other assets	717	(1,723)	(280)
Billings in excess of costs/estimated earnings on uncompleted contracts	(1,929)	(3,853)	4,035
Accounts payable	(10,772)	12,489	(7,568)
All other liabilities	(20,130)	(5,129)	(13,583)
Net cash provided by (used for) operating activities	$(46,606)	$39,930	$37,202
Investing Activities
Capital expenditures	$(4,450)	$(7,167)	$(10,477)
Capital disposals	1,657	3,737	162
Acquisition of businesses (payments)/recoveries	—	—	(773)
Net cash provided by (used for) investing activities	$(2,793)	$(3,430)	$(11,088)
Financing Activities
Proceeds (repayments) from long-term debt	$61,322	$(31,319)	$(17,788)
Proceeds (repayments) from short-term debt	5,247	(4,658)	4,063
Deferred financing costs	(692)	(1,049)	—
Purchase of treasury stock	(397)	(2,481)	(7,154)
Payment of dividends	(3,611)	(7,109)	(6,617)
Increase (decrease) in cash overdrafts	4,684	1,051	(168)
Net cash provided by (used for) financing activities	$66,553	$(45,565)	$(27,664)
Foreign currency exchange impact on cash	$2,068	$(185)	$1,513
Increase/(decrease) in cash and cash equivalents	$19,222	$(9,250)	$(37)
Cash and cash equivalents at beginning of period	$14,247	$23,497	$23,534
Cash and cash equivalents at end of period	$33,469	$14,247	$23,497
Supplemental cash flow
Cash paid for interest	$5,970	$4,092	$5,876
Cash paid for income taxes	—	426	3,482
Non-cash financing activities
Dividends payable	—	1,795	1,652
Capital leases	310	308	437
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business, Basis of Presentation and Going Concern

Business
Black Box Corporation ("Black Box," or "the Company”) is a leading digital solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Services and Products that it distributes through two platforms it has built over its 42-year history. The Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services, (v) in-building wireless and (vi) data center services. The Products platform provides networking solutions through the sale of products including: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Company management ("Management") to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include project progress towards completion to estimated budget, allowances for doubtful accounts receivable, sales returns, net realizable value of inventories, loss contingencies, warranty reserves, and the valuation of and useful lives associated with property, plant and equipment and intangible assets. Actual results could differ from those estimates. Management believes the estimates made are reasonable.

In the second quarter of Fiscal 2018, Management completed a plan to sell the Company's current headquarters' building and adjacent vacant land and move to another local facility that better aligns to the needs of the business. At that time, Management believed it was probable that the sale of the building and land would occur in the next twelve months. As of the third quarter of Fiscal 2018, Management believed that only the sale of certain parcels of the adjacent vacant land is probable to occur in the next twelve months. As of the fourth quarter of Fiscal 2018, Management continues to believe that only the sale of certain parcels of the adjacent vacant land is probable to occur in the next twelve months. These assets, all of which are Property, plant and equipment, are presented as "Assets held for sale" on the Consolidated Balance Sheet. These assets are reported under the North America Products operating segment.

Going Concern
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

On June 29, 2018, the Company and all the Lenders entered into the Second Amendment to our Credit Agreement in order to waive and modify certain covenants and other provisions contained in the Amended Credit Agreement and to fund its ongoing operations with the LIFO Facility. The Company would have defaulted the minimum Adjusted EBITDA covenant and certain other covenants as defined by the Amended Credit Agreement had these defaults not been waived under the Second Amendment. See Note 6 for additional information. As of June 29, 2018, the Company had approximately $24.0 million of cash and $155.7 million of borrowings outstanding under the Second Amended Credit Agreement. We anticipate that our principal sources of liquidity, including this LIFO Facility, will be sufficient to fund our activities through approximately December 2018.

Beyond that date, current conditions raise substantial doubt about our ability to repay our indebtedness under the Second Amended Credit Agreement upon maturity and to meet the covenants as defined under the Second Amendment. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These conditions are based on the Company's recurring losses from operations and negative operating cash flow, which have resulted in the need to take significant steps to generate additional liquidity. Our independent registered public accounting firm therefore has included an explanatory paragraph regarding our ability to continue as a going concern in its report on our consolidated financial statements for the year ended March 31, 2018.

Our ability to continue as a going concern is dependent on raising additional capital to repay our indebtedness when due and to fund our operations and ultimately on generating future profitable operations. As part of the Company’s review of its strategic alternatives, the Company has agreed under the Second Amended Credit Agreement to pursue the sale of its Federal Business. The Company believes the expected net proceeds from the anticipated sale of the Federal Business will enable the Company to take further steps to generate additional liquidity, including entering into a transaction, selling additional assets or businesses, or obtaining alternative financing, as well as making changes to the overall cost structure of the business. We believe these plans, if successfully executed, will effectively remediate the current liquidity concerns. However, there can be no assurance that we will be able to raise sufficient additional capital through these plans, which have not yet been consummated, to repay all of our indebtedness under the Second Amended Credit Agreement.

Note 2: Significant Accounting Policies

Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Allowance for doubtful accounts receivable
An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present the net balance that the Company believes will be collected. This allowance is based on both recent trends in certain accounts receivable ("specific reserve") estimated to be a greater credit risk as well as general trends in the entire accounts receivable pool ("general reserve"). The Company computes a specific reserve by identifying specifically at-risk accounts receivable and applying historic reserve factors to the outstanding balance. The Company computes a general reserve by reviewing the accounts receivable aging and applying reserve factors based upon the age of the account receivable. Additions to the allowance for doubtful accounts are charged to Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. The Company incurred $0, $336, and $2,379 of accounts receivable write downs in North America Services during Fiscal 2018, Fiscal 2017, and Fiscal 2016, respectively. The provision for doubtful accounts expense was $1,436, $1,375 and $3,819 for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

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

Depreciation is computed using the straight-line method based on the estimated useful lives of 30 to 40 years for buildings and improvements and 3 to 5 years for equipment and computer hardware and software. Leasehold improvements are depreciated over their lease terms, or useful lives, if shorter. The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No impairment of property, plant and equipment has been identified during any of the periods presented.

Intangible Assets
Definite-lived intangible assets, which now consist solely of customer relationships, are amortized on a straight-line basis over their estimated useful lives of 4 to 20 years. The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

Indefinite-lived intangible assets, which now consist solely of the Company's trademark portfolio, are not subject to amortization. The Company reviews indefinite-lived intangible assets for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount of an indefinite-lived intangible asset may not be recoverable. We primarily use a relief from royalty income approach to determine the fair value of the trademark portfolio. If the fair value for trademarks is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

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
Interest-rate Swap
To mitigate the risk of interest-rate fluctuations associated with the Company’s variable rate long-term debt, the Company has implemented an interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest-rate volatility. The Company’s goal is to manage interest-rate sensitivity by modifying the re-pricing characteristics of certain balance sheet liabilities so that the net-interest margin is not, on a material basis, adversely affected by the movements in interest rates. As of March 31, 2018, there were no open contracts to mitigate interest-rate risk.
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

Advertising expense was $5,592, $5,591 and $5,353 for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, and is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.

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

Fair Value
The Company’s assets and liabilities recorded at fair value are based on the observability of inputs, which are categorized using a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. The levels of the fair value hierarchy are described below:

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

The fair value of foreign currency contracts is determined using the market approach and primarily based on observable foreign exchange forward rates. The fair value of pension plan assets is determined using a market approach and consists of $26,707 of mutual funds measured using level 1 inputs and $11,308 of common collective trusts measured using level 2 inputs. The fair value of the interest-rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of certain of the Company’s financial instruments, including Accounts receivable and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of the Company's Long-term debt approximates carrying value because the interest rate is subject to change with market interest rates. There have been no changes in the Company’s valuation techniques used to measure fair values during Fiscal 2018. See Note 8 for further reference.

Recently Issued Accounting Standards
There have been no accounting pronouncements adopted during Fiscal 2018, Fiscal 2017 or Fiscal 2016 that had a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", with subsequent amendments, that outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance (collectively hereafter referred to as the "ASC 606" or the “standard”). The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within the standard ("full retrospective" method); or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined in the standard ("modified retrospective" method). We have substantially completed our assessment of the new standard, including completing our contract reviews and our evaluation of the costs of obtaining a contract. We will adopt the new standard in our first quarter of Fiscal 2019 using the modified retrospective method.

Based on our assessment, the impact of the new standard to the Company is primarily related to (i) the timing of the recognition of gross margin on materials costs incurred as part of installation projects, which, under ASC 606, will result in a deferral of gross margin of up to approximately $4,000 from Fiscal 2018 to Fiscal 2019 in order to best depict the Company's performance on these projects, where progress is measured over time using a cost-to-cost input method and (ii) the deferral of incremental commission costs of obtaining customer service contracts, which are currently expensed as incurred for certain contracts but will be deferred and amortized over the expected period of benefit under the standard.

The standard also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These disclosures include, but are not limited to, the disaggregation of revenue into categories that show how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows, revenue recognized from performance obligations satisfied in prior periods, and the total transaction price allocated to unsatisfied performance obligations. The Company is currently finalizing the internal control activities and data requirements necessary to ensure that all required disclosures under the standard are appropriately made.

In February 2016, the FASB issued ASU 2016-02, "Leases", with subsequent amendments, which require, as of the commencement date of a lease, a liability for a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and an a right-of-use asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 must be adopted using the modified retrospective approach and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

Note 3: Inventories

The Company’s Inventories consist of the following:

	March 31,
	2018	2017
Raw materials	$1,816	$1,708
Finished goods	34,635	35,036
Inventory, gross	36,451	36,744
Excess and obsolete inventory reserves	(9,459)	(11,362)
Inventories, net	$26,992	$25,382

Note 4: Property, Plant and Equipment

The Company’s Property, plant and equipment consist of the following:

	March 31,
	2018	2017
Land	$1,209	$1,423
Building and improvements	26,599	28,047
Equipment and computer hardware and software	68,425	78,496
Property, plant and equipment, gross	96,233	107,966
Accumulated depreciation	(71,798)	(78,863)
Property, plant and equipment, net	$24,435	$29,103

Of the $24,435 above, $196 is classified as Assets held for sale on the Company’s Consolidated Balance Sheets for the period ended March 31, 2018.

Depreciation expense was $9,460, $9,382 and $8,562 for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

The Company disposed of certain facilities in Fiscal 2018 resulting in $1,657 of cash receipts which was used to help fund the Company's transformational activities. Facility disposals in Fiscal 2017 were $3,737.

Note 5: Intangible Assets

The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	March 31,
	2018			2017
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$864	$864	$—	$833	$833	$—
Customer relationships	122,438	88,281	34,157	122,301	80,678	41,623
Total	$123,302	$89,145	$34,157	$123,134	$81,511	$41,623
Indefinite-lived
Trademarks	24,276	8,253	16,023	35,450	8,253	27,197
Total	$147,578	$97,398	$50,180	$158,584	$89,764	$68,820

The Company’s definite-lived intangible assets now consist solely of customer relationships. The Company reviews long-lived assets, including customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
There were no events or changes in circumstances that indicate the carrying amount of definite-lived intangible assets are not recoverable in Fiscal 2018. These assets were also determined to be fully recoverable in Fiscal 2017.

The Company's indefinite-lived intangible assets consist solely of the Company's trademark portfolio. Historically, the Company's annual assessment of the recoverability of trademarks was conducted in the third quarter of the fiscal year using data as of the end of the second quarter. Starting in Fiscal 2018, the Company changed the timing of our annual impairment review of trademarks to the last day of the fiscal year, using the most recent data available in the fourth quarter. The Company determined this accounting change was preferable as it incorporates a contemporary outlook of the Company's business units, which is developed as part of the fourth quarter planning process. We believe this change in accounting principle did not delay, accelerate, or avoid an impairment charge, and does not result in adjustments to the Company's financial statements when applied retrospectively. The Company will additionally review trademarks for impairment at interim periods whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We primarily use a relief from royalty income approach to determine the fair value of the trademarks. If the fair value for trademarks is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

During the second quarter of Fiscal 2018, the Company lowered its projections of revenue and profitability outlook for the foreseeable future. As a result, the Company conducted an interim assessment of both our long-lived assets, including definite-lived intangible assets, and indefinite lived intangible assets. While long-lived assets were determined to be recoverable as of July 1, 2017, the Company recorded an impairment loss of $1,426 to reduce the book value of trademarks to their determined fair value. This impairment charge is recorded in Asset impairment loss within the Company’s Consolidated Statements of Operations. The fair value of trademarks was determined using an income approach that included level 3 inputs.

During the annual assessment performed as of the fourth quarter of Fiscal 2018, as a result of lower future forecasted income, the Company reduced the royalty rates utilized under the relief from royalty method to value these trademarks. As a result, the Company recorded an impairment loss of $9,748 to reduce the book value of trademarks to their determined fair value. This impairment charge is recorded in Asset impairment loss within the Company’s Consolidated Statements of Operations. The fair value of trademarks was determined using an income approach that included level 3 inputs. The Company additionally conducted an assessment of long-lived assets as of the fourth quarter, and determined the carrying amount of those assets to be recoverable as of March 31, 2018.

Future events that could result in an interim assessment of the recoverability for both long-lived assets, including definite-lived assets, and indefinite-lived intangible assets include, but are not limited to: (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company's overall business and (iii) significant negative industry or economic trends.

The following table summarizes the changes to the net carrying amounts by Intangible asset class:

	Trademarks	Non-compete agreements	Customer relationships	Total
March 31, 2016	$27,197	$84	$50,900	$78,181
Intangibles amortization	—	(84)	(9,255)	(9,339)
Foreign Currency Translation Adjustment	—	—	(37)	(37)
Prior period acquisitions	—	—	15	15
March 31, 2017	$27,197	$—	$41,623	$68,820
Intangibles amortization	—	—	(7,494)	(7,494)
Foreign Currency Translation Adjustment	—	—	28	28
Intangible asset impairment loss	(11,174)	—	—	(11,174)
March 31, 2018	$16,023	$—	$34,157	$50,180

The following table details the estimated intangibles amortization expense for the next five years.

Fiscal
2019	$5,616
2020	5,119
2021	4,659
2022	3,058
2023	2,802
Thereafter	12,903
Total	$34,157

Note 6: Indebtedness

The Company’s debt consists of the following:

	March 31,
	2018	2017
Short-term debt
Revolving credit agreement (1)	$110,000	$964
Term loan (1)	47,500	—
Other	332	—
Short-term debt	157,832	964

Long-term debt
Revolving credit agreement (1)	—	$88,400
Other	477	382
Long-term debt	477	88,782

Total Debt	$158,309	$89,746
(1) Refer below for additional details regarding the Company's amended credit agreement which includes a revolving credit agreement and a term loan.
In addition, the Company finances certain vendor-specific inventory under an unsecured revolving arrangement through third parties which provide extended payment terms beyond those offered by the vendor at no incremental cost to the Company. The outstanding balance for these unsecured revolving arrangements was $1,814 as of March 31, 2018, $1,596 of which is classified as a current liability, and $3,387 as of March 31, 2017, $3,169 of which was classified as a current liability. These balances are recorded as Other liabilities within the Company's Consolidated Balance Sheets.
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
On August 9, 2017, the Company and certain of the Banks entered into an Amendment and Joinder Agreement to amend and restate the Credit Agreement (as amended and restated, the “Amended Credit Agreement”) in order to avoid a default of its leverage covenant. Under the Amended Credit Agreement, the credit facility was reduced to $170,000 and comprised of a $50,000 term loan and $120,000 line of credit. As of August 9, 2017, $50,000 was borrowed under the term loan and $52,528 remained outstanding under the line of credit. The amortization of the term loan was $1,250 per quarter for four (4) quarters beginning in the quarter ending December 31, 2017 and $2,500 per quarter beginning in the quarter ending December 31, 2018 through the end of the Amended Credit Agreement on May 9, 2021, the same expiration date of the Credit Agreement. Mandatory prepayments of the term loan were required with the net proceeds from certain asset sales, insurance recoveries and debt or equity issuances, as well as from 75% to 50% of any excess cash flow generated in Fiscal 2019 and Fiscal 2020. Interest on the term loan was, at the Company’s option: (i) a Base Rate Option equal to the highest of (x) the federal funds open rate, plus fifty (50) basis points (0.5%), (y) the bank’s prime rate, and (z) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 2.5% or (ii) LIBOR plus 3.5%. Interest on outstanding indebtedness under the line of credit accrued, at the Company’s option, at a rate based on either: (a) the Base Rate Option plus 0.25% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.25% to 3.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA).

Under the Amended Credit Agreement, the leverage ratio covenant was suspended until the second quarter of Fiscal 2019. The Amended Credit Agreement contained a minimum Adjusted EBITDA covenant and a provision requiring the Company to repay revolving credit loans with any excess cash. During that same period, a covenant was established to limit capital expenditures to an agreed upon amount. The ability of the Company to make dividends or other distributions (including stock repurchases other than up to a limited dollar amount for tax payments from vested equity awards) has been eliminated.
The leverage ratio covenant that was to commence in the second quarter of Fiscal 2019 was to be 4.00 to 1.00 and was to reduce to 3.00 to 1.00 over the remaining life of the credit facility. A fixed charge coverage ratio of 1.00 to 1.00 was begin in the second quarter of Fiscal 2019 and increase to 1.10 to 1.00 in the fourth quarter of Fiscal 2019 and thereafter.

The Company’s obligations under the Amended Credit Agreement were secured by substantially all of the assets of the Company and the Company’s direct and indirect subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States (a “U.S. Entity”) and are guaranteed by such domestic subsidiaries. Under the Amended Credit Agreement, the Company and each U.S. Entity pledged 65% of the voting ownership interests and 100% of the non-voting ownership interests of its foreign subsidiaries.

Under the respective credit agreement, the maximum amount of debt outstanding, the weighted-average balance outstanding and the weighted-average interest rate for Fiscal 2018 was $171,237, $142,001 and 4.0%, respectively, compared to $150,075, $127,727 and 2.6%, respectively, for Fiscal 2017, and $183,050, $158,256 and 2.0%, respectively, for Fiscal 2016.

As of March 31, 2018, the Company had $9,825 outstanding in letters of credit and $0 in unused commitments, which are limited by a financial covenant under the Amended Credit Agreement.

Refer to the table below for the scheduled maturities or required payments of total debt for each of the five succeeding fiscal years after March 31, 2018. However, based on the fact that the Company would have defaulted the minimum Adjusted EBITDA covenant and certain other covenants as defined by the Amended Credit Agreement had these defaults not been waived under the Second Amendment as well as the fact that, beyond December 2018, current conditions raise substantial doubt about our ability to repay our indebtedness under the Second Amended Credit Agreement upon maturity and our ability to meet the covenants as defined under the Second Amendment (see further below), the obligations under the Company's revolving credit agreement and term loan are classified as current liabilities in the Consolidated Balance Sheets as of March 31, 2018.

Fiscal
2019	$7,832
2020	10,277
2021	10,147
2022	130,046
2023	7
Total	$158,309

On June 29, 2018, the Company and certain direct and indirect wholly-owned subsidiaries of the Company (collectively, the “Guarantors” and together with the Company, the “Loan Parties”) entered into a Second Amendment (the “Second Amendment”) with PNC Bank, National Association, as administrative agent (the “Agent”), and certain other lenders party thereto (together with the Agent, the “Lenders”) to amend the Credit Agreement entered into among the Loan Parties, the Agent and the Lenders on May 9, 2016 (as amended by the Amendment and Joinder Agreement, dated August 9, 2017, the “Amended Credit Agreement,” and as further amended by the Second Amendment, the “Second Amended Credit Agreement” or the “Second Amendment”).

The Second Amended Credit Agreement establishes a new “last in first out” senior revolving credit facility in an amount not to exceed $10,000 (the “LIFO Facility”). The borrowings under the LIFO Facility will be used to finance the Company’s cash flow needs, subject to an approved budget and certain variance restrictions, including payments to vendors to allow the Company to operate in the ordinary course of its business. Interest on the LIFO Facility is LIBOR plus 10.0%. The Company entered into the Second Amendment to waive and modify certain covenants and other provisions contained in the Amended Credit Agreement and to fund its ongoing operations with the LIFO Facility. The Company would have defaulted the minimum Adjusted EBITDA covenant and certain other covenants as defined by the Amended Credit Agreement had these defaults not been waived under the Second Amendment.

The Company continues to engage Raymond James & Associates (“Raymond James”) as its financial advisor to assist the Company in exploring strategic alternatives. As part of the Company’s review of its alternatives, the Company has agreed under the Second Amended Credit Agreement to pursue the sale (the “Sale Transaction”) of its federal government IT services business (the “Federal

Business”). The Federal Business is part of the Services business segment. Under the Second Amendment, the Company must meet certain milestone dates leading to the consummation of the Sale Transaction, including the delivery of an executed purchase agreement in respect of the Sale Transaction on or before July 31, 2018, and the consummation of the Sale Transaction on or before August 31, 2018 (the “Sale Milestones”). The Agent, in its sole discretion, may extend the Sale Milestone dates. All net cash proceeds of the Sale Transaction will be used to pay down loans outstanding under the LIFO Facility, and after, repayment of such loans, the Company’s other indebtedness under the Second Amended Credit Agreement.

The Second Amended Credit Agreement, among other things, (i) waived certain potential defaults and events of default under the Amended Credit Agreement; (ii) deferred principal and interest payments on the Company’s existing term loans and revolving loans, except the LIFO Facility, until December 15, 2018; provided that the aggregate amount of deferred principal and interest payments through the closing of the Sale Transaction will be due upon such closing; and (iii) modified the interest rates applicable to such outstanding loans so that interest accrues at a rate equal to: (a) for the term loan, the highest of (1) the federal funds open rate plus 0.5%, (2) the Agent’s prime rate or (3) LIBOR plus 1.0% (the “Base Rate”), in each case plus 2.5%, and (b) for the revolving loans, the Base Rate plus an amount between 0.25% and 2.0% (as determined by a leverage ratio based on the Company’s consolidated EBITDA).

The Second Amended Credit Agreement also revised the Company’s covenants under the Amended Credit Agreement to, among other things, (i) suspend the leverage ratio and fixed charge coverage ratio covenants until December 15, 2018; (ii) modify the minimum consolidated EBITDA covenant to require that the Company’s minimum consolidated EBITDA for the three fiscal month period ending on the close of each fiscal month equal or exceed (i) ($3,000) for the fiscal months ending June 30, 2018, July 31, 2018 and August 31, 2018, and (ii) ($3,500 for the fiscal months ending September 30, 2018 and thereafter; (iii) reduce the sub-limit for the issuance of letters of credit to $10,000; (iv) require periodic delivery of updated budgets and budget variance reports to the Agent and compliance with certain disbursement and net cash flow variance thresholds; (v) restrict the incurrence of expenses related to implementation of the ERP system; (vii) require that the net cash proceeds from certain asset sales and certain excess cash be used to prepay the Company’s obligations under the Amended Credit Agreement; and (viii) require the repatriation to the Loan Parties of cash on hand above a certain amount maintained by certain excluded foreign subsidiaries of the Loan Parties and restrict the transfer of assets by the Loan Parties (other than inventory in the course of ordinary business) to such excluded foreign subsidiaries unless accounted for in the budget.

The Company’s obligations under the Second Amended Credit Agreement continue to be secured by substantially all of the personal property assets of the Company and all of the Company’s direct and indirect owned subsidiaries that are incorporated (or organized) under the laws of the District of Columbia or under the laws of any state or commonwealth of the United States (other than BBOX Holdings Mexico LLC). In addition, under the Second Amendment, the Company’s obligations are required to be secured by additional collateral, including (i) a first-priority pledge of all of the capital stock of each existing and subsequently acquired or organized subsidiary of the Loan Parties not pledged under the Credit Agreement, with certain exceptions; and (ii) mortgages over certain material real property of the Loan Parties located in the U.S. The Company is also required to cause the execution of deposit account control agreements with respect to certain U.S. bank accounts of the Loan Parties and to deliver to the Agent executed assignment agreements and forms of notice of assignment with respect to certain federal government contracts. Such notices may be sent upon an event of default or potential default.

Effectiveness of the Second Amendment was subject to certain conditions precedent, each of which were satisfied on June 29, 2018. The outstanding balance of the LIFO Facility and all accrued and unpaid interest, fees and expenses are due and payable on December 15, 2018 or the earlier proper termination of the LIFO Facility by the Agent following an event of default.

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

The Company enters into foreign currency contracts to hedge exposure to variability in expected fluctuations in foreign currencies. As of March 31, 2018, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen which have been designated as cash flow hedges. These contracts had a notional amount of $37,317 and will expire within five months. There was no hedge ineffectiveness during Fiscal 2018, Fiscal 2017 or Fiscal 2016. See Note 2 for additional information.

The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		March 31,
	Classification	2018	2017	2018	2017
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$225	$573
Foreign currency contracts	Other assets (current)	$45	$87

		Fiscal
	Classification	2018	2017	2016
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(1,404)	$(892)	$(580)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	1,804	799	528
Derivatives not designated as hedging instruments
Gain (loss) recognized in results of operations	Interest expense (income), net	—	—	399

Note 8: Fair Value Disclosures

Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets	$26,707	$11,308	$—	$38,015
Foreign currency contracts	—	45	—	45
Total Assets at Fair Value	$26,707	$11,353	$—	$38,060
Liabilities at Fair Value
Foreign currency contracts	$—	$225	$—	$225

Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination.

Note 9: Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which among numerous provisions reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Tax Reform, the Company re-measured its deferred tax assets and liabilities and adjusted its annual effective income tax rate to incorporate the lower federal corporate tax rate into the tax provision for the year ended March 31, 2018.

During the year ended March 31, 2018, the Company applied the newly enacted corporate federal income tax rate, resulting in a reduction of $1,831 of the income tax benefit, which is reflected in the Company’s consolidated statements of income. The revaluation of deferred tax assets and liabilities at the lower enacted corporate tax rate resulted in a tax expense of $14,232. The change represents a discrete item for purposes of income tax accounting. Pursuant to SEC Staff Accounting Bulletin 118 (regarding the application of ASC 740 associated with the enactment of the Tax Reform), the Company continues to evaluate the impact of various domestic and international provisions of the Tax Reform as well as the impact of additional guidance that may be provided. The final impact of the Tax Reform may differ due to changes in interpretations, assumptions made by the Company, and the issuance of additional guidance.

Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on the Company’s current structure and estimated future results of global operations. The Company’s currently in the process of analyzing this and, as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.

The domestic and foreign components of Income (loss) before provision (benefit) for income taxes are as follows:

	Fiscal
	2018	2017	2016
Domestic	$(46,093)	$(8,212)	$(184,598)
Foreign	(6,226)	2,918	(8,486)
Consolidated	$(52,319)	$(5,294)	$(193,084)

The provision (benefit) for income taxes consists of the following:

	Fiscal
	2018	2017	2016
Current
Federal	$(3,028)	$(10)	$1,037
State	503	(1,200)	1,058
Foreign	1,698	1,600	2,067
Total current	(827)	390	4,162
Deferred
Federal	44,779	210	(23,012)
State	6,013	1,258	(3,785)
Foreign	(2,189)	(101)	653
Total deferred	48,603	1,367	(26,144)
Total provision (benefit) for income taxes	$47,776	$1,757	$(21,982)

Reconciliations between income taxes computed using the federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Fiscal
	2018		2017		2016
	$	%	$	%	$	%
Federal statutory tax rate	$(16,480)	31.5%	$(1,853)	35.0%	$(67,580)	35.0%
Foreign taxes, net of foreign tax credits	870	(1.7)	143	(2.7)	419	(0.2)
Non-deductible expenses	86	(0.2)	317	(6.0)	588	(0.3)
State income taxes, net of federal benefit	(1,359)	2.6	(336)	6.3	(2,242)	1.2
Tax reform	15,220	(29.1)	—	—	—	—
Valuation allowance	45,115	(86.2)	498	(9.4)	1,317	(0.7)
Permanent book/tax differences	—	—	—	—	45,732	(23.7)
Equity awards	2,184	(4.2)	2,800	(52.9)	1,814	(0.9)
Other, net	2,140	(4.0)	188	(3.5)	(2,030)	1.0
Effective tax rate	$47,776	(91.3)%	$1,757	(33.2)%	$(21,982)	11.4%

The negative effective tax rate of 91.3% for Fiscal 2018 was primarily due to U.S. tax reform and valuation allowances booked against foreign tax credits, U.S. federal and state net operating loss carry-forwards, certain foreign net operating loss carry-forwards, and other U.S. deferred tax assets. The negative effective tax rate of 33.2% for Fiscal 2017 was primarily due to the reduction of deferred tax assets associated with equity awards and the mix of income across various taxing jurisdictions. The effective tax rate of 11.4% for Fiscal 2016 was primarily due to a tax benefit from an international legal entity restructuring which was partially offset by the write-off of certain deferred tax assets related to equity awards.
The components of current and long-term deferred tax liabilities and assets are as follows:

	March 31,
	2018	2017
Deferred Tax Liabilities
Goodwill and intangibles	$—	$854
Other	123	857
Gross deferred tax liabilities	123	1,711
Deferred Tax Assets
Net operating losses	37,273	37,611
Basis of finished goods inventory	2,151	5,264
Goodwill and intangibles	1,141	—
Foreign tax credit carry-forwards	8,292	3,805
Accrued employee costs	6,232	10,904
Stock-based compensation	1,957	2,999
Gross deferred tax assets	57,046	60,583
Valuation allowance	(50,449)	(5,333)
Net deferred tax assets	6,597	55,250
Net deferred tax assets/(liabilities)	$6,474	$53,539

At March 31, 2018, the Company had $85,920, $218,320 and $33,143 of federal, state and foreign gross net operating loss carryforwards, respectively. As a result of the past acquisitions, Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of net operating losses available to the Company related to those acquisitions to approximately $2,876 per year and expire pro-ratably through Fiscal 2031. Current federal losses expire in Fiscal 2038. The state gross net operating loss carry-forwards expire at various times through Fiscal 2038 and the foreign gross net operating loss carry-forwards expire at various times through Fiscal 2028, with the exception of several foreign jurisdictions, which have no expirations.

A valuation allowance is provided on deferred tax assets if determined that it is more likely than not that the asset will not be realized. The Company considers all available evidence, both positive and negative, in assessing the need for a valuation allowance in each taxing jurisdiction. The evidence considered in evaluating deferred tax assets includes but is not limited to cumulative financial income over the three-year period ended March 31, 2018, excluding significant one-time charges for impairment (goodwill and other), the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax, and subjective projected future income.

Based on the available evidence, a valuation allowance has been recorded against U.S. Federal and state deferred tax assets and deferred tax assets for net operating losses in certain foreign taxing jurisdictions, totaling $50,449 in the aggregate. Future positive and negative events, such as the significant underperformance relative to projected or future operating results, will be monitored accordingly and a determination will be made on the ability to realize deferred tax assets at that time.

In general, except for certain earnings associated with inter-company loan balances, it is the Company’s intention to reinvest all undistributed earnings of non-U.S. subsidiaries for an indefinite period of time. Therefore, except for the exceptions noted above, no deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which aggregate to a deficit of approximately $6,307 based on exchange rates at March 31, 2018.

A reconciliation of the change in the tax liability for unrecognized tax benefits is as follows:

	Fiscal
	2018	2017	2016
Balance at beginning of year	$2,006	$2,016	$4,083
Additions for tax positions related to the current year	12	78	85
Additions for tax positions related to prior years	337	60	—
Reductions for tax positions related to prior years	—	(148)	(2,152)
Balance at end of year	$2,355	$2,006	$2,016

Unrecognized tax benefits are classified as either current or non-current under Other liabilities within the Company's Consolidated Balance Sheets. Of the $2,355 noted above, the Company expects that $0 will reverse in the next twelve months. As of March 31, 2018, 2017 and 2016, the Company recorded $0, $494 and $435, respectively, of interest and penalties related to uncertain tax positions in current liabilities within Income taxes, all of which impacted the Company's effective tax rate.

Fiscal 2013 through Fiscal 2017 remain open to examination by the Internal Revenue Service ("IRS") and Fiscal 2011 through Fiscal 2017 remain open to examination by certain state and foreign taxing jurisdictions.
Note 10: Stockholder's Equity

Dividends
The Company made discretionary investments in the form of dividends to its shareholders of $3,611 in Fiscal 2018 compared to $7,109 and $6,617 for Fiscal 2017 and Fiscal 2016, respectively. Under the Amended Credit Agreement, the Company was no longer permitted to pay dividends. The Second Amendment maintains that restriction. This restriction is in effect until May 9, 2021, the termination date of the Second Amended Credit Agreement. See Note 6 for additional information regarding our Second Amended Credit Agreement.

Common Stock Repurchases
The following table presents information about the Company's common stock repurchases:

	Fiscal
	2018	2017
Common stock purchased	45,766	241,792
Aggregate purchase price	$397	$2,475
Average purchase price	$8.68	$10.24

During Fiscal 2018, the Company made tax payments of $397 and withheld 45,766 shares of common stock, which were designated as treasury shares, at an average price per share of $8.68, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During Fiscal 2017, the Company made tax payments of $515 and withheld 43,874 shares of common stock, which were designated as treasury shares, at an average price per share of $11.75, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of the repurchase programs beginning in April 1999 through March 31, 2018, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments resulting from the vesting of certain restricted stock units and performance shares. As of March 31, 2018, 1,107,149 shares were available under the most recent repurchase programs.

Under the Second Amended Credit Agreement, the Company is no longer permitted to repurchase common stock through its repurchase program but is allowed to repurchase a limited amount of shares for tax payments related to the vesting of certain restricted stock units and performance shares, as applicable. This restriction is in effect until May 9, 2021, the termination date of the Second Amended Credit Agreement. See Note 6 for additional information regarding our Second Amended Credit Agreement.

Note 11: Leases

The Company leases offices, facilities, equipment and vehicles throughout the world. While most of the leases are operating leases that expire over the next three years, certain vehicles and equipment are leased under capital leases that also expire over the next three years. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Certain lease agreements include renewal options and escalating rents over the lease terms. Generally, the Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued expenses and Other liabilities within the Company’s Consolidated Balance Sheets. Rent expense was $14,071, $15,377 and $15,871 for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Note 12: Incentive Compensation Plans and Retirement Plans
Performance Bonus
The Company has variable compensation plans covering certain team members. These plans provide a bonus contingent on the attainment of certain annual or quarterly performance targets. The Company recorded expense of $494, $5,677 and $4,452 under its variable compensation plans for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Profit Sharing and Savings Plans ("the savings plans")
The Company has multiple profit sharing and savings plans which qualify as deferred salary arrangements under Section 401(k) of the Code. Participants may elect to contribute a portion of their eligible compensation, subject to limits imposed by the savings plans, which are partially matched by the Company. The Company recorded expense of $1,664, $3,344 and $2,852 for these plans during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Pension Plans
The Company has multiple defined benefit pension plans for which a majority of benefits have been "frozen" (i.e., no new employees will be admitted and those employees currently in the plan will not earn additional benefits based on service) and a multi-employer plan.
The Company made contributions of $2,219, $0, and $0 during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, to its largest defined benefit pension plan. The Company's largest defined benefit pension plan had assets of $38,015, $33,928 and $32,385, a projected benefit obligation of $49,999, $47,763 and $51,006 and a resulting unfunded liability of $11,984, $13,835 and $18,621 for the periods ended March 31, 2018, 2017 and 2016, respectively. There were no significant changes in the actuarial assumptions during Fiscal 2018. See Note 2 and Note 7 for additional reference.
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
The maximum aggregate number of shares of common stock available for issuance under Awards granted under the Incentive Plan, as amended, is 2,530,000 plus the number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on the Effective Date, plus the number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on the Effective Date that are forfeited or cancelled prior to exercise. The following table details the shares of common stock available for grant under the Incentive Plan as of March 31, 2018.

Shares
Shares authorized under the incentive plan on August 12, 2008	900,000
Shares authorized under the incentive plan on August 6, 2013 [1]	1,000,000
Number of shares that were available for the grant of stock options under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date	888,087
Shares authorized under the incentive plan on August 8, 2018 [2]	630,000
Number of shares subject to stock options outstanding under the Employee Plan and the Director Plan on August 12, 2008, the Effective Date, that were forfeited or cancelled, prior to exercise, through March 31, 2018	3,083,911
Shares authorized for grant under the Incentive Plan as of March 31, 2018	6,501,998
Shares available for grant under the Incentive Plan as of March 31, 2018 [3]	1,717,799
1 On August 6, 2013, the Company's Stockholders approved amendments to the Incentive Plan, including an increase to the number of shares available for grant under the Incentive Plan by 1,000,000.
2 On August 8, 2018, the Company's Stockholders approved amendments to the Incentive Plan, including an increase to the number of shares available for grant under the Incentive Plan by 630,000.
3 The aggregate number of shares available for issuance is reduced by 1.87 shares for each issuance of a full value award (e.g., restricted stock units and performance share awards). The shares available for grant assume a 100% payout on outstanding performance share awards. Actual payout could range from 0% - 150% or 200% depending on performance goal.
The Company recognized stock-based compensation expense of $3,511, $4,610 and $5,065 during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $1,306, $1,715 and $1,933 during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.

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

	Fiscal
	2018	2017	2016
Expected life (in years)	6.1	6.8	7.5
Risk-free interest rate	2.1%	1.6%	2.0%
Annual forfeiture rate	2.8%	1.8%	1.5%
Expected volatility	45.6%	41.7%	43.9%
Dividend yield	3.7%	3.1%	1.8%

The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2017	1,080	$21.84
Granted	634	7.91
Exercised	—	—
Forfeited or cancelled	(604)	11.89
March 31, 2018	1,110	$19.30	4.6	$—
Exercisable	709	$25.13	2.1	$—

The weighted-average grant-date fair value of options granted during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $2.48, $3.74 and $7.79, respectively. The intrinsic value of options exercised during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $0, $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on March 31, 2018 of $2.00.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	419	$4.45
Granted	634	2.48
Vested	(159)	4.99
Forfeited	(492)	3.00
March 31, 2018	402	$2.89

As of March 31, 2018, there was $683 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2017	340	$14.24
Granted	430	7.92
Vested	(227)	12.37
Forfeited	(182)	10.65
March 31, 2018	361	$9.70

The total fair value of shares that vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $454, $2,163 and $3,167, respectively.

As of March 31, 2018, there was $1,813 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.8 years.

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

	Fiscal
	2018	2017	2016
Risk-free interest rate	1.4%	0.9%	0.9%
Expected volatility	46.7%	45.1%	39.9%
Dividend yield	3.9%	3.4%	2.0%

The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted- Average Grant- Date Fair Value
March 31, 2017	319	$15.93
Granted	309	8.26
Vested	(68)	23.05
Forfeited	(233)	10.41
March 31, 2018	327	$11.14

The total fair value of shares that vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $0, $0 and $0, respectively, as there were no payouts on the awards that vested based on the Company's performance with respect to the metrics established under our incentive programs.

As of March 31, 2018, there was $640 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards which is expected to be recognized over a weighted-average period of 1.8 years.

Note 13: Earnings (loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in thousands):

	Fiscal
	2018	2017	2016
Net income (loss)	$(100,095)	$(7,051)	$(171,102)
Weighted-average common shares outstanding (basic)	15,075	15,077	15,303
Effect of dilutive securities from equity awards	—	—	—
Weighted-average common shares outstanding (diluted)	15,075	15,077	15,303
Basic earnings (loss) per common share	$(6.64)	$(0.47)	$(11.18)
Dilutive earnings (loss) per common share	$(6.64)	$(0.47)	$(11.18)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 1,577,281, 1,274,965 and 1,526,992 non-dilutive equity awards outstanding during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, which are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

Note 14: Segment Reporting

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
FY18
Revenues	$68,597	$601,078	$68,787	$36,175	$774,637
Gross profit	30,472	149,319	27,304	7,657	214,752
Operating income (loss)	(962)	(36,037)	(7,209)	(1,077)	(45,285)
Depreciation	1,773	6,645	660	382	9,460
Intangibles amortization	—	7,051	443	—	7,494
Restructuring expense	881	3,864	278	547	5,570
Asset impairment loss	198	10,976	—	—	11,174
Capital expenditures	572	2,715	780	383	4,450
Assets	46,929	271,835	41,258	16,313	376,335

FY17
Revenues	$73,728	$672,036	$81,214	$28,753	$855,731
Gross profit	31,193	173,128	32,460	6,179	242,960
Operating income (loss)	2,176	(3,904)	(927)	1,336	(1,319)
Depreciation	1,690	6,696	746	250	9,382
Intangibles amortization	—	8,885	454	—	9,339
Restructuring expense	829	2,881	925	18	4,653
Asset impairment loss	—	536	—	—	536
Capital expenditures	1,398	3,864	1,202	703	7,167
Assets	43,003	333,052	35,967	15,095	427,117

FY16
Revenues	$84,654	$715,839	$81,882	$30,280	$912,655
Gross profit	35,643	194,401	33,350	6,943	270,337
Operating income (loss)	(34,654)	(143,967)	(3,781)	(5,423)	(187,825)
Depreciation	1,458	6,241	686	177	8,562
Intangibles amortization	—	10,273	38	—	10,311
Restructuring expense	932	5,058	2,959	247	9,196
Asset impairment loss	36,901	142,771	5,348	7,166	192,186
Capital expenditures	5,188	3,976	988	325	10,477
Assets	56,412	358,996	42,045	18,341	475,794
The Company generated revenues of $111,229, $107,440 and $90,584 with the United States Federal Government during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, all of which is included within the Company's North America Services reportable segment.

Note 15: Quarterly Data (Unaudited)

The following tables represent summary Quarterly (Unaudited) Consolidated Statements of Operations for Fiscal 2018 and Fiscal 2017. Earnings (loss) per common share may not compute due to the use of different quarterly/annual basic and diluted shares.

	Fiscal 2018
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$32,888	$37,248	$34,393	$32,855	$137,384
Services	158,756	156,916	160,480	161,101	637,253
Total	191,644	194,164	194,873	193,956	774,637
Cost of sales
Products	19,027	21,166	21,091	18,324	79,608
Services	120,014	116,505	121,103	122,655	480,277
Total	139,041	137,671	142,194	140,979	559,885
Gross profit	52,603	56,493	52,679	52,977	214,752
Selling, general & administrative expenses	63,270	60,330	58,963	58,806	241,369
Asset impairment loss	—	1,426	—	9,748	11,174
Intangibles amortization	2,230	2,109	1,604	1,551	7,494
Operating income (loss)	(12,897)	(7,372)	(7,888)	(17,128)	(45,285)
Interest expense, net	1,218	1,801	1,737	2,099	6,855
Other expenses (income), net	130	(207)	169	87	179
Income (loss) before provision for income taxes	(14,245)	(8,966)	(9,794)	(19,314)	(52,319)
Provision (benefit) for income taxes	(4,498)	2,434	18,144	31,696	47,776
Net income (loss)	$(9,747)	$(11,400)	$(27,938)	$(51,010)	$(100,095)
Earnings (loss) per common share
Basic	$(0.65)	$(0.75)	$(1.85)	$(3.37)	$(6.64)
Diluted	$(0.65)	$(0.75)	$(1.85)	$(3.37)	$(6.64)

	Fiscal 2017
Unaudited	1Q	2Q	3Q	4Q	FY
Revenues
Products	$39,881	$42,263	$36,109	$36,689	$154,942
Services	178,599	176,486	174,261	171,443	700,789
Total	218,480	218,749	210,370	208,132	855,731
Cost of sales
Products	22,933	27,213	20,133	21,010	91,289
Services	127,894	137,092	127,794	128,702	521,482
Total	150,827	164,305	147,927	149,712	612,771
Gross profit	67,653	54,444	62,443	58,420	242,960
Selling, general & administrative expenses	62,482	58,142	57,384	56,396	234,404
Asset impairment loss	—	536	—	—	536
Intangibles amortization	2,451	2,304	2,298	2,286	9,339
Operating income (loss)	2,720	(6,538)	2,761	(262)	(1,319)
Interest expense, net	1,207	1,050	1,055	1,043	4,355
Other expenses (income), net	(343)	41	63	(141)	(380)
Income (loss) before provision for income taxes	1,856	(7,629)	1,643	(1,164)	(5,294)
Provision (benefit) for income taxes	2,332	(1,524)	324	625	1,757
Net income (loss)	$(476)	$(6,105)	$1,319	$(1,789)	$(7,051)
Earnings (loss) per common share
Basic	$(0.03)	$(0.40)	$0.09	$(0.12)	$(0.47)
Diluted	$(0.03)	$(0.40)	$0.09	$(0.12)	$(0.47)

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
Product Warranties
Estimated future warranty costs related to certain products are charged to expense during the period the related revenue is recognized. The product warranty liability reflects the Company’s best estimate of probable obligations under those warranties. As of March 31, 2018 and 2017, the Company has recorded a warranty reserve of $799 and $978, respectively.

There has been no other significant or unusual activity during Fiscal 2018.

Note 17: Restructuring

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
The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2016	$7,050	$234	$7,284
Restructuring expense	4,220	433	4,653
Cash expenditures	(6,420)	(381)	(6,801)
Balance at March 31, 2017	$4,850	$286	$5,136
Restructuring expense	5,220	350	5,570
Cash expenditures	(7,418)	(532)	(7,950)
Balance at March 31, 2018	$2,652	$104	$2,756

Of the $2,756 above, $2,743 is classified as a current liability under Other liabilities on the Company’s Consolidated Balance Sheets for the period ended March 31, 2018.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, during Fiscal 2018 for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$881	$3,527	$265	$547	$5,220
Facility Closures	—	337	13	—	350
Total	$881	$3,864	$278	$547	$5,570

Company management is continuing to assess ways to align costs with revenue to improve profitability.

Note 18: Subsequent Event

On June 29, 2018, the Company and certain direct and indirect wholly-owned subsidiaries of the Company (collectively, the “Guarantors” and together with the Company, the “Loan Parties”) entered into a Second Amendment with PNC Bank, National Association, as administrative agent (the “Agent”), and certain other lenders party thereto (together with the Agent, the “Lenders”) to amend the Amended Credit Agreement entered into among the Loan Parties, the Agent and the Lenders on May 9, 2016 (as amended by the Second Amendment, the “Second Amended Credit Agreement” or the “Second Amendment”). See Note 6 for additional information regarding our Second Amended Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 based on the framework described in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, Management has concluded that the Company’s internal control over financial reporting was effective, as of March 31, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of its assessment with the Audit Committee of the Board.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged, our independent registered public accounting firm to perform an audit of our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only Management's report on this Annual Report. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.
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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is incorporated herein by reference to the information set forth under Part I of this Annual Report under the captions "Executive Officers of the Registrant" and "Directors of the Registrant." The other information required by this item is incorporated herein by reference to the information set forth under the captions "Policies and Procedures Related to the Approval of Transactions with Related Persons", "Annual Meeting Matters - Proposal 1 - Election of Directors" and "Board of Directors and Board Committees" in the Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act.

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

SCHEDULE II

BLACK BOX CORPORATION

Valuation and Qualifying Accounts
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisitions	Reductions from Reserves	Other	Balance at End of Period
March 31, 2018
Excess and obsolete inventory reserves	$11,361	$1,049	$—	$(2,951)	$—	$9,459
Allowance for doubtful accounts	4,084	1,436	—	(2,498)	—	3,022
March 31, 2017
Excess and obsolete inventory reserves	$20,163	$10,659	$—	$(19,461)	$—	$11,361
Allowance for doubtful accounts	7,808	1,375	—	(5,099)	—	4,084
March 31, 2016
Excess and obsolete inventory reserves	$16,624	$7,735	$—	$(4,196)	$—	$20,163
Allowance for doubtful accounts	5,109	3,819	—	(1,120)	—	7,808

(a)(3)    Exhibits

EXHIBITS

Exhibit Number	Description
3(i)	Second Restated Certificate of Incorporation of the Company, as amended (1)
3(ii)	Amended and Restated By-laws of the Company, as amended (2)
10.1	Credit Agreement dated as of March 23, 2012 by and among Black Box Corporation, the Guarantors, the Lenders parties thereto and Citizens Bank of Pennsylvania, as Administrative Agent (3)
10.2	Guaranty and Suretyship Agreement dated as of March 23, 2012 (3)
10.3*	Amended and Restated Agreement between the Company and Michael McAndrew (4)
10.4*	Description of Fiscal 2016 Annual Incentive Plan (5)
10.5*	1992 Stock Option Plan, as amended through August 9, 2007 (6)
10.6*	1992 Director Stock Option Plan, as amended through August 9, 2007 (6)
10.7*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect prior to August 10, 2004) (7)
10.8*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of August 10, 2004) (7)
10.9*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Director Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.10*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan(7)
10.11*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 1992 Stock Option Plan; form of agreement in effect as of October 31, 2005) (8)
10.12*	2008 Long-Term Incentive Plan, as amended (9)
10.13*	Form of Black Box Corporation Non-Qualified Stock Option Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.14*	Form of Black Box Corporation Restricted Stock Unit Agreement (pursuant to the 2008 Long-Term Incentive Plan(10)

10.15*	Form of Black Box Corporation Restricted Stock Unit Agreement for Non-Employee Directors (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.16*	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan) (10)
10.17*	Summary of Director Compensation (13)
10.18*	Description of Fiscal 2017 Annual Incentive Plan (5)
10.19*	Offer Letter between the Company and Anthony J. Massetti dated November 11, 2016 (11)
10.20*	Agreement between the Company and Anthony J. Massetti dated November 17, 2016 (11)
10.21*	Form of Black Box Corporation Performance Share Award Agreement (pursuant to the 2008 Long-Term Incentive Plan; form of agreement in effect as of May 17, 2011) (12)
10.22*	Letter Agreement with Timothy C. Huffmyer dated November 16, 2016 (11)
10.23*	Agreement between the Company and Timothy C. Huffmyer (14)
10.24*	Agreement between the Company and Ronald Basso (15)
10.25*	Agreement between the Company and Michael McAndrew (16)
10.26*	Offer Letter between the Company and E.C. Sykes dated February 8, 2016 (17)
10.27*	Agreement between the Company and E.C. Sykes dated February 8, 2016 (17)
10.28*	Agreement between the Company and Michael McAndrew dated February 8, 2016 (17)
10.29	Credit Agreement dated as of May 9, 2016 by and among Black Box Corporation, the Guarantors, the Lenders and PNC Bank, National Association, as Administrative Agent (the “Credit Agreement”) (18)
10.30	Guaranty and Suretyship Agreement dated May 9, 2016 (18)
10.31	Pledge Agreement dated May 9, 2016 (18)
10.32	Security Agreement dated May 9, 2016 (18)
10.33	Schedule to the Credit Agreement (19)
10.34	Form of Revolving Credit Note (19)
10.35	Form of Swing Line Note (19)
10.36	Form of Intercompany Subordination Agreement (19)
10.37	Form of Patent, Trademark and Copyright Security Agreement (19)
10.38	Form of Assignment and Assumption Agreement (19)
10.39	Form of Guarantor Joinder (19)
10.40	Form of Loan Request (19)
10.41	Form of Swing Loan Request (19)
10.42	Form of Acquisition Compliance Certificate (19)
10.43	Form of Quarterly Compliance Certificate (19)
10.44	Form of U.S. Tax Compliance Certificate (19)
10.45*	Description of Fiscal 2018 Annual Incentive Plan (13)
10.46
Amendment and Joinder Agreement dated as of August 9, 2017 by and among Black Box Corporation, the Guarantors, the Lenders and PNC Bank, National Association, as Administrative Agent (the “Amended Credit Agreement”) (20)

10.47
Second Amendment to the Credit Agreement dated as of June 29, 2018 by and among Black Box Corporation, the Guarantors, the Lenders and PNC Bank, National Association, as Administrative Agent (the “Second Amended Credit Agreement” or the “Second Amendment”) (21)

10.48*	Agreement between the Company and David J. Russo (22)
10.49*	Agreement between the Company and Joel T. Trammell (23)
10.50	Agreement between the Company and E.C. Sykes (23)
10.51*	Description of Fiscal 2019 Annual Incentive Plan (13)
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Independent Registered Accounting Firm (13)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (13)
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
(2)	Filed as Exhibit 3(ii) to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on May 31, 2017, and incorporated herein by reference
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on March 26, 2012, and incorporated herein by reference
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company, file number 0-18706, filed with the SEC on February 5, 2009, and incorporated herein by reference
(5)	Filed as an exhibit to the Annual Report on Form 10-K of the Company, file number 0-18706, filed with the SEC on May 11, 2017
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
(20)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on August 10, 2017, and incorporated herein by reference
(21)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on July 2, 2018, and incorporated herein by reference
(22)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on April 24, 2017, and incorporated herein by reference
(23)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on November 22, 2017, and incorporated herein by reference
*	Denotes management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.
We have elected not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BOX CORPORATION

Date: July 16, 2018

/s/ DAVID J. RUSSO

David J. Russo
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date
/s/ CYNTHIA J. COMPARIN	Director	July 16, 2018
Cynthia J. Comparin

/s/ RICHARD L. CROUCH	Director	July 16, 2018
Richard L. Crouch

/s/ RICHARD C. ELIAS	Director	July 16, 2018
Richard C. Elias

/s/ THOMAS G. GREIG	Director and Chairman of the Board	July 16, 2018
Thomas G. Greig

/s/ JOHN S. HELLER	Director	July 16, 2018
John S. Heller

/s/ DAVID J. RUSSO	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	July 16, 2018
David J. Russo

/s/ JOEL T. TRAMMELL	Director, President and Chief Executive Officer	July 16, 2018
Joel T. Trammell