Form 10-Q
period 2018-06-30
BLACK BOX CORP
filed 2018-08-21
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 13, 2018, there were 15,234,162 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	June 30, 2018	March 31, 2018
Assets
Cash and cash equivalents	$22,035	$33,469
Accounts receivable, net of allowance for doubtful accounts of $2,697 and $3,022	124,895	114,510
Inventories, net	24,228	26,992
Costs/estimated earnings in excess of billings on uncompleted contracts	77,008	82,358
Assets held for sale	196	196
Other assets	30,102	29,317
Total current assets	278,464	286,842
Property, plant and equipment, net	22,451	24,239
Intangibles, net	48,716	50,180
Deferred tax asset	6,281	6,474
Other assets	10,947	8,600
Total assets	$366,859	$376,335
Liabilities
Accounts payable	$66,962	$64,784
Accrued compensation and benefits	13,936	17,259
Deferred revenue	28,294	27,713
Billings in excess of costs/estimated earnings on uncompleted contracts	13,163	14,667
Short-term debt	156,020	157,832
Other liabilities	34,606	26,780
Total current liabilities	312,981	309,035
Long-term debt	387	477
Other liabilities	16,712	16,481
Total liabilities	$330,080	$325,993
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,234 and 15,141 shares outstanding, 27,021 and 26,880 issued	26	26
Additional paid-in capital	510,964	509,960
Retained earnings	(45,737)	(35,664)
Accumulated other comprehensive income (loss)	(12,374)	(7,992)
Treasury stock, at cost 11,787 and 11,740 shares	(416,100)	(415,988)
Total stockholders’ equity	$36,779	$50,342
Total liabilities and stockholders’ equity	$366,859	$376,335

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended
	June 30 and July 1
In thousands, except per share amounts	2018	2017
Revenues
Products	$31,552	$32,888
Services	159,247	158,756
Total	190,799	191,644
Cost of sales *
Products	18,218	19,027
Services	118,707	120,014
Total	136,925	139,041
Gross profit	53,874	52,603
Selling, general & administrative expenses	56,841	63,270
Intangibles amortization	1,473	2,230
Operating income (loss)	(4,440)	(12,897)
Interest expense, net	2,551	1,218
Other expenses (income), net	481	130
Income (loss) before provision for income taxes	(7,472)	(14,245)
Provision (benefit) for income taxes	(150)	(4,498)
Net income (loss)	$(7,322)	$(9,747)
Earnings (loss) per common share
Basic	$(0.48)	$(0.65)
Diluted	$(0.48)	$(0.65)
Weighted-average common shares outstanding
Basic	15,164	15,020
Diluted	15,164	15,020
Dividends declared per share	$—	$0.12
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended
	June 30 and July 1
In thousands	2018	2017
Net income (loss)	$(7,322)	$(9,747)
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	(3,756)	3,109
Defined Benefit Pension
Actuarial gain (loss), net of taxes of $20 and $54	60	84
Amounts reclassified into results of operations, net of taxes of $15 and $12	45	19
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of ($247) and ($426)	(741)	(667)
Amounts reclassified into results of operations, net of taxes of $3 and $247	10	386
Other comprehensive income (loss)	$(4,382)	$2,931
Comprehensive income (loss)	$(11,704)	$(6,816)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-months ended
	June 30 and July 1
In thousands	2018	2017
Operating Activities
Net income (loss)	$(7,322)	$(9,747)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	1,473	2,230
Depreciation	2,243	2,324
Loss (gain) on sale of property	(8)	(56)
Deferred taxes	478	(4,598)
Stock compensation expense	1,004	2,198
Provision for obsolete inventory	340	136
Provision for (recovery of) doubtful accounts	186	153
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	(11,425)	15,238
Inventories	1,750	159
Costs/estimated earnings in excess of billings on uncompleted contracts	3,804	(3,491)
All other assets	(2,929)	1,255
Accounts payable	7,791	(7,204)
Billings in excess of costs/estimated earnings on uncompleted contracts	(1,929)	(3,636)
All other liabilities	2,224	(11,228)
Net cash provided by (used for) operating activities	$(2,320)	$(16,267)
Investing Activities
Capital expenditures	(528)	(1,097)
Capital disposals	28	12
Net cash provided by (used for) investing activities	$(500)	$(1,085)
Financing Activities
Proceeds from (repayments of) long-term debt	$—	$10,172
Proceeds from (repayments of) short-term debt	(1,031)	4,944
Deferred financing costs	(1,269)	—
Purchase of treasury stock	(112)	(393)
Payment of dividends	—	(1,796)
Increase (decrease) in cash overdrafts	(5,286)	(953)
Net cash provided by (used for) financing activities	(7,698)	11,974
Foreign currency exchange impact on cash	$(916)	$1,596
Increase/(decrease) in cash and cash equivalents	$(11,434)	$(3,782)
Cash and cash equivalents at beginning of period	$33,469	$14,247
Cash and cash equivalents at end of period	$22,035	$10,465
Supplemental cash flow
Cash paid for interest	$2,151	$1,104
Cash paid for income taxes	320	562
Non-cash financing activities
Dividends payable	—	1,817
Capital leases	48	21
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Black Box have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that these consolidated financial statements reflect all normal, recurring adjustments needed to present fairly the Company’s results for the interim periods presented. The results as of and for interim periods presented may not be indicative of the results of operations for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2018 (the "Form 10-K").
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of June 30, 2018 and 2017 were June 30, 2018 and July 1, 2017, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
In the second quarter of Fiscal 2018, Management completed a plan to sell the Company's current headquarters' building and adjacent vacant land and move to another local facility that better aligns to the needs of the business. At that time, Management believed it was probable that the sale of the building and land would occur in the next twelve months. As of the third quarter of Fiscal 2018, Management believes that only the sale of certain parcels of the adjacent vacant land is probable to occur in the next twelve months. As of the first quarter of Fiscal 2019, Management continues to believe that only the sale of certain parcels of the adjacent vacant land is probable to occur in the next twelve months. These assets, all of which are Property, plant and equipment, are presented as "Assets held for sale" on the Consolidated Balance Sheets. These assets are reported under the North America Products operating segment.

Going Concern
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Please see Note 6 for a description of and defined terms regarding our Credit Agreement, Amended Credit Agreement, and Second Amended Credit Agreement. On June 29, 2018, the Company and all the Lenders entered into the Second Amendment to our Credit Agreement ("Second Amended Credit Agreement" or "Second Amendment") in order to waive and modify certain covenants and other provisions contained in the Amended Credit Agreement and to fund its ongoing operations with the LIFO Facility. The Company would have defaulted the minimum Adjusted EBITDA covenant and certain other covenants as defined by the Amended Credit Agreement had these defaults not been waived under the Second Amendment. See Note 6 for additional information. We anticipate that our principal sources of liquidity, including this LIFO Facility, will be sufficient to fund our activities through approximately December 2018.

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

Our ability to continue as a going concern is dependent on raising additional capital to repay our indebtedness when due and to fund our operations and ultimately on generating future profitable operations. As part of the Company’s review of its strategic alternatives, the Company agreed under the Second Amended Credit Agreement to pursue the sale of its Federal Business (as defined in Note 6). The Company entered into an executed purchase agreement with respect to the sale of the Federal Business on August 17, 2018 which is expected to close on or before August 31, 2018. The Company believes the expected net proceeds from the sale of the Federal Business will enable the Company to take further steps to generate additional liquidity, including entering into a transaction, selling additional assets or businesses, or obtaining alternative financing, as well as making changes to the overall cost structure of the business. We believe these plans, if successfully executed, may remediate the current liquidity concerns. However, there can be no assurance that we will be able to raise sufficient additional capital through these plans, which have not yet been consummated outside of an executed purchase agreement with respect to the sale of the Federal Business, to repay all of our indebtedness under the Second Amended Credit Agreement.

Note 2: Significant Accounting Policies
Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K. The Company's significant accounting policy as it relates to revenues has been updated to reflect ASC 606 (as defined in the Recent Accounting Pronouncements below).

Under ASC 606, the Company recognizes revenues in a manner that best depicts the transfer of promised goods or services to customers for amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services. Products revenues are recognized at the point in time in which control of the products transfer to customers. Services revenues include network integration services, in which revenues are recognized over time either using either a cost-to-cost input method or a time and materials input method as those services are provided. The Company has historically made reasonably accurate estimates of the extent of progress towards completion under the cost-to-cost input method. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates. Services revenues also include on demand services, in which revenues are recognized typically when completed, due to the short-term duration of this work (which typically spans one to thirty days), and maintenance services, in which revenues are recognized over time using a time-based method. These maintenance services are generally pre-billed and are recorded in deferred revenue within the Company’s Consolidated Balance Sheets and recognized into revenues over the service period. Refer to Note 3 for additional information.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU" or the "Update") No. 2014-09, "Revenue from Contracts with Customers", along with subsequent Updates (collectively, "ASC 606" or "the standard"), that outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined in the standard. As of April 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts not completed as of the date of adoption. Refer to Note 3 for additional information.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this Update allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This Update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Update.

Note 3: Revenues

ASC 606 adoption and cumulative effect
As of April 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, and subsequent Updates (collectively, "ASC 606" or "the standard") using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for periods presented in Fiscal 2019 reflect the application of ASC 606 while the reported results for periods presented in Fiscal 2018 were prepared under ASC 605, Revenue Recognition. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services.

Under the modified retrospective method, the Company recognized the cumulative effect of adopting ASC 606 as an adjustment to the opening balance of retained earnings at the beginning of Fiscal 2019. This adjustment to the opening balance of retained earnings was a decrease of $2,752. This decrease in retained earnings was mainly due to the deferral of $1,826 of revenues and gross profit associated with materials costs incurred as part of installation projects in order to best depict the Company's performance on these projects, where progress is measured over time using a cost-to-cost input method; this deferral resulted in a decrease in costs/estimated earnings in excess of billings of $1,371 and an increase in billings in excess of costs/estimated earnings of $455. The adoption of ASC 606 had no impact on the Company’s net cash used for operating activities and only resulted in offsetting adjustments to net loss and various working capital balances.

Disaggregation of revenues
The following table breaks down revenues by offering types at the operating segment level for the first quarter of Fiscal 2019. Refer to the Performance obligations section below for further information on these offering types.

Offering Types	Timing of Revenue Recognition	North America Products	North America Services	International Products	International Services	Total
Products	Point in time	$15,800	$—	$15,752	$—	$31,552
Projects	Over time	—	60,576	—	8,259	68,835
Services	Over time	—	88,192	—	2,220	90,412
Total		$15,800	$148,768	$15,752	$10,479	$190,799

Performance obligations
Under ASC 606, revenues are to be recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Companies must determine, at contract inception, whether control of a good or service transfers to a customer over time or at a point in time.

Products revenues represent product-only networking solutions sold through our Products platform. The Company employs point in time revenue recognition to our Products revenues when control of these products transfer to our customers, which generally occurs upon shipment from the Company's location. Payments are due from customers after we satisfy these performance obligations. While it is our standard business practice to control products and services before these products and services are transferred to customers, and thus act as the principal in arrangements, there are certain arrangements in which the Company acts as an agent whereby revenues are recognized for the amounts into which we expect to be entitled to when our performance obligations as the agent are satisfied, which has historically been at a point in time.

Projects include installation projects from our Services platform, which comprise both product sales and corresponding installation services (collectively, installation projects). The Company employs over time revenue recognition to our installation projects either on a cost-to-cost input method or a time and materials input method, depending on the nature and pricing structure of the arrangement. For installation projects, the timing of when payments are due varies by contract, but is often based on certain milestones being met which will not always coincide with the timing in which our performance obligations are satisfied; this results in the costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings accounts as reported within the Company's Consolidated Balance Sheets.

Services revenues include our maintenance services and on demand services. The company employs over time revenue recognition to our maintenance services on a time-based method. Revenues are recognized on our on demand services typically when completed, due to the short-term duration of this work (which typically spans one to thirty days). In limited cases, the Company also provides extended warranties, which are considered separate performance obligations; revenues for these warranties are recognized over time using a time-based method as well. For maintenance services, payments may be due prior to the commencement of the maintenance period, periodically during the maintenance period and/or after the completion of the maintenance period. Payments received in advance of their related maintenance service periods will result in deferred revenue as reported within the Company's Consolidated Balance Sheets.

Payment terms do not have any significant financing components and while contracts can have certain types of variable consideration, including discounts, rebates and returns, all of which factor into our estimated amounts of consideration to which the Company will be entitled under ASC 606, these are currently neither significant nor constrained.

Revenues recognized in the first quarter of Fiscal 2019 from performance obligations satisfied (or partially satisfied) in previous periods, as a result of changes in estimates under the cost-to-cost input method or otherwise, were not significant. Revenues related to remaining unsatisfied performance obligations from open contracts that have not yet been recognized through the first quarter of Fiscal 2019 are $302,397, $157,438 of which is expected to be recognized in the next six months.

Contract balances
The following table summarizes information about the Company's contract balances.

Contract Balances	June 30, 2018	March 31, 2018	$ Change	% Change
Accounts receivable, net of allowance for doubtful accounts	$124,895	$114,510	$10,385	9%
Costs/estimated earnings in excess of billings on uncompleted contracts	77,008	82,358	(5,350)	(6)%
Billings in excess of costs/estimated earnings on uncompleted contracts	13,163	14,667	(1,504)	(10)%
Deferred revenue - current	28,294	27,713	581	2%
Deferred revenue - long-term	3,535	2,758	777	28%

Accounts receivable increased $10,385 mainly due to the timing of revenues recognized in the quarter, primarily driven by our commercial services and federal businesses within North America Services. Costs in excess of billings decreased $5,350 as a result of as a result of changes related to customer projects in the North America commercial services business as well as due to the ASC 606 adjustment to best depict the Company's performance on projects under the cost-to-cost input method, as described above. Billings in excess of costs decreased $1,504 stemming from an increase in average collection days, primarily driven by the commercial and federal businesses in North America Services, partially offset by an increase due to the aforementioned ASC 606 adjustment. Deferred revenue, including the long-term portion which is included in Other liabilities within the Company's Consolidated Balance Sheets, increased $1,358 as a result of deferral of revenues associated with certain extended warranties under ASC 606, partially offset by changes related to customer maintenance contracts in the North America commercial services business. During the three months ended June 30, 2018, the Company recognized revenues of $15,872 and $7,601 that was included in deferred revenue and billings in excess of costs at March 31, 2018, respectively.

Practical expedients and policy elections

The Company has taken the practical expedient as outlined in ASC 606-10-65-1(f)(4) which aggregates the effect to the opening balance sheet of all contract modifications that occur through the adoption date. We have also taken the practical expedient as outlined in ASC 340-40-25-4 where we will recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. While the Company has incremental commission costs associated with contracts greater than one year in duration, these amounts earned for the first quarter of Fiscal 2019 were not significant. The Company also incurs incremental costs to fulfill contracts, which are capitalized and amortized over the associated contract lives; however, these amounts for the first quarter of Fiscal 2019 were not significant.

Regarding policy elections, the Company has elected to account for shipping and handling activities performed by the Company after the transfer of title as activities to fulfill the promise to transfer products and not evaluate whether these activities are promised services that should be treated as separate performance obligations. The Company has also elected to present all sales taxes collected from customers on a net basis.

The impact of applying these practical expedients and policy elections are not significant to our results.

Transition impact
The following tables summarize the impacts of adopting ASC 606 on the Company's consolidated financial statements as of and for the three months ended June 30, 2018:

Consolidated Balance Sheet	As of June 30, 2018
In thousands	As reported	Adjustments	Balances without Adoption of ASC 606
Accounts receivable, net of allowance for doubtful accounts	124,895	$(14)	124,881
Inventories, net	24,228	$11	24,239
Costs/estimated earnings in excess of billings on uncompleted contracts	77,008	$1,330	78,338
Other assets	30,102	$(357)	29,745
Deferred revenue	28,294	$(1,012)	27,282
Billings in excess of costs/estimated earnings on uncompleted contracts	13,163	$(457)	12,706
Other liabilities	34,606	$(199)	34,407
Retained earnings	(45,737)	$2,638	(43,099)

Consolidated Statement of Operations	Three-months ended June 30, 2018
In thousands, except per share amounts	As reported	Adjustments	Balances without Adoption of ASC 606
Revenues
Products	$31,552	$(27)	$31,525
Services	159,247	(92)	159,155
Total	190,799	(119)	190,680
Cost of sales *
Products	18,218	(8)	18,210
Services	118,707	2	118,709
Total	136,925	(6)	136,919
Gross profit	53,874	(113)	53,761

Consolidated Statement of Operating Cash Flows	Three-months ended June 30, 2018
In thousands	As reported	Adjustments	Balances without Adoption of ASC 606
Net income (loss)	$(7,322)	$(113)	$(7,435)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Intangibles amortization	1,473	—	1,473
Depreciation	2,243	—	2,243
Loss (gain) on sale of property	(8)	—	(8)
Deferred taxes	478	—	478
Stock compensation expense	1,004	—	1,004
Provision for obsolete inventory	340	—	340
Provision for (recovery of) doubtful accounts	186	—	186
Changes in operating assets and liabilities (net of acquisitions)
Accounts receivable	(11,425)	4	(11,421)
Inventories	1,750	(4)	1,746
Costs/estimated earnings in excess of billings on uncompleted contracts	3,804	40	3,844
All other assets	(2,929)	(47)	(2,976)
Accounts payable	7,791	—	7,791
Billings in excess of costs/estimated earnings on uncompleted contracts	(1,929)	(3)	(1,932)
All other liabilities	2,224	123	2,347
Net cash provided by (used for) operating activities	$(2,320)	$—	$(2,320)

Note 4: Inventories
The Company’s Inventories consist of the following:

	June 30, 2018	March 31, 2018
Raw materials	$1,730	$1,816
Finished goods	31,680	34,635
Inventory, gross	$33,410	$36,451
Excess and obsolete inventory reserves	(9,182)	(9,459)
Inventories, net	$24,228	$26,992

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	June 30, 2018			March 31, 2018
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$845	$845	$—	$864	$864	$—
Customer relationships	122,385	89,692	32,693	122,438	88,281	34,157
Total	$123,230	$90,537	$32,693	$123,302	$89,145	$34,157
Indefinite-lived
Trademarks	24,276	8,253	16,023	24,276	8,253	16,023
Total	$147,506	$98,790	$48,716	$147,578	$97,398	$50,180

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets now consist solely of customer relationships.

The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Customer relationships	Total
March 31, 2018	$16,023	$34,157	$50,180
Intangibles amortization	—	(1,473)	(1,473)
Foreign currency translation adjustment	—	9	9
June 30, 2018	$16,023	$32,693	$48,716
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2019, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2019	$4,076
2020	5,119
2021	4,659
2022	3,058
2023	2,802
Thereafter	12,979
Total	$32,693

`Note 6: Indebtedness
The Company’s debt consists of the following:

In thousands, except par value	June 30, 2018	March 31, 2018
Short-term debt
Revolving credit agreement (1)	$110,000	$110,000
Term loan (1)	45,722	47,500
Other	298	332
Short-term debt	156,020	157,832

Long-term debt
Other	387	477
Long-term debt	387	477

Total Debt	$156,407	$158,309
(1) Refer below for additional details regarding the Company's amended credit agreement which includes a revolving credit agreement and a term loan.
In addition, the Company finances certain vendor-specific inventory under an unsecured revolving arrangement through third parties which provide extended payment terms beyond those offered by the vendor at no incremental cost to the Company. The outstanding balance for these unsecured revolving arrangements was $2,696 as of June 30, 2018, $2,478 of which is classified as a current liability, and $1,814 as of March 31, 2018, $1,596 of which was classified as a current liability. These balances are recorded as other liabilities within the Company's Consolidated Balance Sheets.
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
On August 9, 2017, the Company and certain of the Banks entered into an Amendment and Joinder Agreement to amend and restate the Credit Agreement (as amended and restated, the “Amended Credit Agreement”) in order to avoid a default of its leverage covenant. Under the Amended Credit Agreement, the credit facility was reduced to $170,000 comprised of a $50,000 term loan and $120,000 line of credit. As of August 9, 2017, $50,000 was borrowed under the term loan and $52,528 remained outstanding under the line of credit. The amortization of the term loan is $1,250 per quarter for four (4) quarters beginning in the quarter ending December 31, 2017 and $2,500 per quarter beginning in the quarter ending December 31, 2018 through the end of the Amended Credit Agreement on May 9, 2021, the same expiration date of the Credit Agreement. Mandatory prepayments of the term loan are required with the net proceeds from certain asset sales, insurance recoveries and debt or equity issuances, as well as from 75% to 50% of any excess cash flow generated in Fiscal 2019 and Fiscal 2020. Interest on the term loan is, at the Company’s option: (i) a Base Rate Option equal to the highest of (x) the federal funds open rate, plus fifty (50) basis points (0.5%), (y) the bank’s prime rate, and (z) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 2.5% or (ii) LIBOR plus 3.5%. Interest on outstanding indebtedness under the line of credit accrues, at the Company’s option, at a rate based on either: (a) the Base Rate Option plus 0.25% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.25% to 3.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA).

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

On June 29, 2018, the Company and certain direct and indirect wholly-owned subsidiaries of the Company (collectively, the “Guarantors” and together with the Company, the “Loan Parties”) entered into a Second Amendment (the “Second Amended Credit Agreement” or the “Second Amendment”) with PNC Bank, National Association, as administrative agent (the “Agent”), and certain other lenders party thereto (together with the Agent, the “Lenders”) to amend the Credit Agreement entered into among the Loan Parties, the Agent and the Lenders on May 9, 2016 (as amended by the Amendment and Joinder Agreement, dated August 9, 2017, the “Amended Credit Agreement,” and as further amended by the “Second Amended Credit Agreement”).

The Second Amended Credit Agreement established a new “last in first out” senior revolving credit facility in an amount not to exceed $10,000 (the “LIFO Facility”). The borrowings under the LIFO Facility will be used to finance the Company’s cash flow needs, subject to an approved budget and certain variance restrictions, including payments to vendors to allow the Company to operate in the ordinary course of its business. Interest on the LIFO Facility is LIBOR plus 10.0%. The Company entered into the Second Amendment to waive and modify certain covenants and other provisions contained in the Amended Credit Agreement and to fund its ongoing operations with the LIFO Facility. The Company would have defaulted the minimum Adjusted EBITDA covenant and certain other covenants as defined by the Amended Credit Agreement had these defaults not been waived under the Second Amendment.

The Company continues to engage Raymond James & Associates (“Raymond James”) as its financial advisor to assist the Company in exploring strategic alternatives. As part of the Company’s review of its alternatives, the Company has agreed under the Second Amended Credit Agreement to pursue the sale (the “Sale Transaction”) of its federal government IT services business (the “Federal Business”). The Federal Business is part of the Services business segment. Under the Second Amendment, the Company must meet certain milestone dates leading to the consummation of the Sale Transaction, including the delivery of an executed purchase agreement in respect of the Sale Transaction on or before July 31, 2018, and the consummation of the Sale Transaction on or before August 31, 2018 (the “Sale Milestones”). The Agent, in its sole discretion, may extend the Sale Milestone dates and the Agent did extend the date by which the Company must execute the sales agreement to August 17, 2018. The Company entered into an executed purchase agreement with respect to the sale of the Federal Business on August 17, 2018 which is expected to close on or before August 31, 2018. All net cash proceeds of the Sale Transaction will first be used to pay down loans outstanding under the LIFO Facility, and after, repayment of such loans, the Company’s other indebtedness under the Second Amended Credit Agreement.

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

The Second Amended Credit Agreement also revised the Company’s covenants under the Amended Credit Agreement to, among other things, (i) suspend the leverage ratio and fixed charge coverage ratio covenants until December 15, 2018; (ii) modify the minimum consolidated EBITDA covenant to require that the Company’s minimum consolidated EBITDA for the three fiscal month period ending on the close of each fiscal month equal or exceed (i) negative $3,000 for the fiscal months ending June 30, 2018, July 31, 2018 and August 31, 2018, and (ii) negative $3,500 for the fiscal months ending September 30, 2018 and thereafter;

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
The maximum amount of debt outstanding under the Second Amended Credit Agreement, the weighted-average balance outstanding under the Second Amended Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended June 30, 2018 was $157,500, $156,186 and 5.7%, respectively, compared to $171,237, $140,455 and 2.8%, respectively, for the three-months ended June 30, 2017 under the Credit Agreement.
As of June 30, 2018, the Company had $9,825 outstanding in letters of credit and $10,000 in unused commitments, which are limited by a financial covenant, under the Second Amended Credit Agreement.

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

As of June 30, 2018, the Company had open contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $47,885 and will expire within 2 months. There was no hedge ineffectiveness during Fiscal 2019 or Fiscal 2018.
The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		June 30,	March 31,	June 30,	March 31,
	Classification	2018	2018	2018	2018
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$2,446	$225
Foreign currency contracts	Other assets (current)	$12	$45

		Three-months ended
		June 30
	Classification	2018	2017
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$(741)	$(667)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	10	386

Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$26,707	$11,308	$—	$38,015
Foreign currency contracts	$—	$12	$—	$12
Total Assets at Fair Value	$26,707	$11,320	$—	$38,027
Liabilities at Fair Value
Foreign currency contracts	$—	$2,446	$—	$2,446
(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2018.
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination.
Note 9: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	June 30, 2018	March 31, 2018
Foreign Currency Translation Adjustment	$(377)	$3,379
Derivative Instruments	(679)	52
Defined Benefit Pension	(11,318)	(11,423)
Accumulated other comprehensive income	$(12,374)	$(7,992)
Common Stock Repurchases

The following table presents information about the Company's common stock repurchases:

	Three-months ended
	June 30
	2018	2017
Shares of common stock purchased	47,644	44,507
Aggregate purchase price	$112	$393
Average purchase price	$2.35	$8.84
During the three-months ended June 30, 2018, the Company made tax payments of $112 and withheld 47,644 shares of common stock, which were designated as treasury shares, at an average price per share of $2.35, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During the three-months ended June 30, 2017, the Company made tax payments of $393 and withheld 44,507 shares of common stock, which were designated as treasury shares, at an average price per share of $8.84, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of its repurchase programs beginning in April 1999 and through June 30, 2018, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of June 30, 2018, 1,107,149 shares were available under the most recent repurchase programs.
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

Note 10: Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which among numerous provisions reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Tax Reform, the Company adjusted its estimated annual effective income tax rate to incorporate the lower federal corporate tax rate into the tax provision for the current quarter ended June 30, 2018. Under the new Global Intangible Low-Taxed Income (GILTI) tax rules of the Tax Reform, and the application of ASC 740, Income Taxes, the Company’s accounting policy is to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) and has been incorporated into the tax provision for the current quarter ended June 30, 2018.

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

The Company's benefit from income taxes for the three-months ended June 30, 2018 was $150, an effective tax rate of 2.0% on a loss before provision for income taxes of $7,472, compared to a benefit from income taxes of $4,498, an effective tax rate of 31.6% on a loss before provision for income taxes of $14,245 for the three-months ended June 30, 2017. The decrease in the benefit was primarily due to valuation allowances booked against U.S. deferred tax assets. The effective tax rate for the three-months ended June 30, 2018 of 2.0% differs from the federal statutory rate primarily due to valuation allowances booked and the mix of income across various taxing jurisdictions.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Fiscal 2015 through Fiscal 2017 remain open to examination by the Internal Revenue Service and Fiscal 2013 through Fiscal 2017 remain open to examination by certain state and foreign taxing jurisdictions.

A valuation allowance is provided on deferred tax assets if determined that it is more likely than not that the asset will not be realized. The Company considers all available evidence, both positive and negative, in assessing the need for a valuation allowance in each taxing jurisdiction. The evidence considered in evaluating deferred tax assets includes but is not limited to cumulative financial income over the three-year period ended June 30, 2018, excluding significant one-time charges for impairment (goodwill and other), the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax, and subjective projected future income.

Based on the available evidence, a valuation allowance of $514 has been recorded against U.S. deferred tax assets and certain foreign net operating losses for the three months ended June 30, 2018. Future positive and negative events, such as the significant underperformance relative to projected or future operating results, will be monitored accordingly and a determination will be made on the ability to realize deferred tax assets at that time.

Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan, as amended (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of June 30, 2018, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 6,676,734 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $1,004 and $2,198 for the three-months ended June 30, 2018 and 2017, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $251 and $818 for the three-months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.
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

	Three-months ended
	June 30
	2018	2017
Expected life (in years)	5.0	6.1
Risk-free interest rate	2.9%	2.1%
Annual forfeiture rate	6.3%	2.7%
Expected volatility	59.5%	45.3%
Dividend yield	—%	3.9%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2018	1,110	$19.30
Granted	1,950	2.81
Exercised	—	—
Forfeited or cancelled	(195)	29.02
June 30, 2018	2,865	$7.42	8.4	$—
Exercisable	663	$20.66	3.9	$—
The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2018 and 2017 was $1.47 and $2.51, respectively. The intrinsic value of options exercised during the three-months ended June 30, 2018 and 2017 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on June 29, 2018, which was $2.03.

The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2018	402	$2.89
Granted	1,950	1.47
Vested	(148)	3.34
Forfeited	—	—
June 30, 2018	2,204	$1.60
As of June 30, 2018, there was $2,996 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2018	361	$9.70
Granted	15	2.22
Vested	(141)	11.33
Forfeited	(3)	9.37
June 30, 2018	232	$8.23
The total fair value of shares that vested during the three-months ended June 30, 2018 and 2017 was $332 and $1,894, respectively.
As of June 30, 2018, there was $1,500 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.6 years.

Performance share awards
Performance share awards are subject to one of the performance goals - the Company's Relative Total Shareholder Return ("TSR") Ranking or cumulative Adjusted EBITDA - each over a three-year period. The Company’s Relative TSR Ranking metric is based on the three-year cumulative return to stockholders from the change in stock price and dividends paid between the starting and ending dates. The fair value of performance share awards (subject to cumulative Adjusted EBITDA) is determined based on the number of performance shares granted and the closing market price of the common stock on the date of grant. The fair value of performance share awards (subject to the Company’s Relative TSR Ranking) is estimated on the grant date using the Monte-Carlo simulation valuation method.
There have been no performance share awards granted in Fiscal 2019. The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2018	327	$11.14
Granted	—	—
Vested	(46)	19.56
Forfeited	—	—
June 30, 2018	281	$9.74
The total fair value of shares that vested during the three-months ended June 30, 2018 and 2017 was $0 and $0, respectively, as there were no payouts because certain performance obligations were not met.
As of June 30, 2018, there was $534 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 1.6 years.
Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing operations for the periods presented (share numbers in table in thousands):

	Three-months ended
	June 30
	2018	2017
Net income (loss)	$(7,322)	$(9,747)
Weighted-average common shares outstanding (basic)	15,164	15,020
Effect of dilutive securities from equity awards	—	—
Weighted-average common shares outstanding (diluted)	15,164	15,020
Basic earnings (loss) per common share	$(0.48)	$(0.65)
Dilutive earnings (loss) per common share	$(0.48)	$(0.65)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,242,964 and 1,796,632 non-dilutive equity awards outstanding for the three-months ended June 30, 2018 and 2017, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
1Q19
Revenues	$15,800	$148,768	$15,752	$10,479	$190,799
Gross profit	6,752	38,691	6,582	1,849	53,874
Operating income (loss)	(1,269)	(2,033)	(398)	(740)	(4,440)
Depreciation	465	1,521	147	110	2,243
Intangibles amortization	—	1,473	—	—	1,473
Restructuring expense	1	147	24	26	198
Capital expenditures	146	304	56	22	528
Assets (as of June 30)	39,199	276,160	39,267	12,233	366,859

1Q18
Revenues	$17,263	$152,630	$15,625	$6,126	$191,644
Gross profit	7,779	37,530	6,082	1,212	52,603
Operating income (loss)	(1,474)	(7,356)	(3,741)	(326)	(12,897)
Depreciation	449	1,634	164	77	2,324
Intangibles amortization	—	2,117	113	—	2,230
Restructuring expense	1,306	1,278	1,713	25	4,322
Capital expenditures	129	699	253	16	1,097
Assets (as of June 30)	48,092	318,422	32,007	14,431	412,952
Note 14: Commitments and Contingencies
In connection with the Amended Credit Agreement disclosed in Note 6, the Company is required to make payments of $8,750 on its term loan over the next 12 months. Correspondingly, the Company expects its long-term payments (greater than 1 year) under the credit facility to decrease by $8,750.

The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, Management believes these matters are adequately provided for, covered by insurance, without merit or not probable that an unfavorable material outcome will result.

There has been no other significant or unusual activity during Fiscal 2019.

Note 15: Restructuring

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

The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2018	$2,652	$104	$2,756
Restructuring expense	209	(11)	198
Cash expenditures	(956)	(78)	(1,034)
Balance at June 30, 2018	$1,905	$15	$1,920

The restructuring liability amount shown above is classified as a current liability under other liabilities on the Company’s Consolidated Balance Sheets for the period ended June 30, 2018.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, for the three-months ended June 30, 2018, for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$1	$158	$24	$26	$209
Facility Closures	—	(11)	—	—	(11)
Total	$1	$147	$24	$26	$198

Company management is continuing to assess ways to align costs with revenues to improve profitability.

Note 16: Subsequent Event

On August 17, 2018, the Company entered into a definitive agreement to sell the Federal Business to a private equity firm for a cash purchase price of $75 million. The buyer has agreed to purchase 100% of the equity interests of the Federal Business on a debt-free, cash-free basis. Consummation of the transaction is subject to customary closing conditions and the parties anticipate a closing on or before August 31, 2018. All net cash proceeds of the Sale Transaction will first be used to pay down loans outstanding under the LIFO Facility, and after, repayment of such loans, the Company’s other indebtedness under the Second Amended Credit Agreement. Refer to Note 6 for additional information. Revenues and gross profit for the Federal Business for the fiscal year ended March 31, 2018 were $119.0 million and $30.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
The discussion and analysis for the three-months and three-months ended June 30, 2018 and 2017 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2018 (the "Form 10-K"). References to “1Q19” mean the three-month period ended June 30, 2018 while references to “1Q18” mean the three-month period ended June 30, 2017. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of June 30, 2018 and 2017 were June 30, 2018 and July 1, 2017, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
Recent Developments

Second Amendment to the Credit Agreement
On June 29, 2018, the Company and certain direct and indirect wholly-owned subsidiaries of the Company (collectively, the “Guarantors” and together with the Company, the “Loan Parties”) entered into a Second Amendment (the “Second Amended Credit Agreement” or the “Second Amendment”) with PNC Bank, National Association, as administrative agent (the “Agent”), and certain other lenders party thereto (together with the Agent, the “Lenders”) to amend the Credit Agreement entered into among the Loan Parties, the Agent and the Lenders on May 9, 2016 (as amended by the Amendment and Joinder Agreement, dated August 9, 2017, the “Amended Credit Agreement,” and as further amended by the “Second Amended Credit Agreement”).

The Second Amended Credit Agreement established a new “last in first out” senior revolving credit facility in an amount not to exceed $10,000 (the “LIFO Facility”). The borrowings under the LIFO Facility will be used to finance the Company’s cash flow needs, subject to an approved budget and certain variance restrictions, including payments to vendors to allow the Company to operate in the ordinary course of its business. Interest on the LIFO Facility is LIBOR plus 10.0%. The Company entered into the Second Amendment to waive and modify certain covenants and other provisions contained in the Amended Credit Agreement and to fund its ongoing operations with the LIFO Facility. The Company would have defaulted the minimum Adjusted EBITDA covenant and certain other covenants as defined by the Amended Credit Agreement had these defaults not been waived under the Second Amendment.

Sale of Federal Business and Other Strategic Alternatives
The Company continues to engage Raymond James & Associates (“Raymond James”) as its financial advisor to assist the Company in exploring strategic alternatives. As part of the Company’s review of its alternatives, the Company has agreed under the Second Amended Credit Agreement to pursue the sale (the “Sale Transaction”) of its federal government IT services business (the “Federal Business”). The Federal Business is part of the Services business segment. Under the Second Amendment, the Company must meet certain milestone dates leading to the consummation of the Sale Transaction, including the delivery of an executed purchase agreement in respect of the Sale Transaction on or before July 31, 2018, and the consummation of the Sale Transaction on or before August 31, 2018 (the “Sale Milestones”). The Agent, in its sole discretion, may extend the Sale Milestone dates and the Agent did extend the date by which the Company must execute the sales agreement to August 17, 2018. The Company entered into an executed purchase agreement with respect to the sale of the Federal Business on August 17, 2018 which is expected to close on or before August 31, 2018. All net cash proceeds of the Sale Transaction will first be used to pay down loans outstanding under the LIFO Facility, and after, repayment of such loans, the Company’s other indebtedness under the Second Amended Credit Agreement.

While the entry into a definitive agreement for the sale of the Federal Business is a significant milestone for Black Box, the Company also remains focused on exploring all other strategic alternatives with the assistance of Raymond James and Jones Day to address its liquidity needs including, among others, refinancing, restructuring and the sale of some or all of the remaining businesses of the Company. This process reflects the continued commitment of the Board of Directors of the Company to act in the best interests of the Company and to maximize value for the Company’s stockholders.

While the Company is working expeditiously to consummate the sale of the Federal Business and on other strategic alternatives, there can be no assurances that the sale of the Federal Business will be consummated or that the Company will be able to consummate any other strategic alternatives.

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

The Company generates revenues in its Services business from the design, sale and/or installation of new communications and network infrastructure systems, the support of existing systems and on demand services. We periodically generate revenues from contracts performed over time that may result in an asset on our balance sheet for multiple periods constituting part of our working capital. We have not experienced significant collectability issues related to such contracts. For the sale and implementation of new communications systems or other major projects, most significant orders are subject to competitive bidding processes and, generally, competition can be significant for such new orders. The Company is continually bidding on new projects for services revenues. Projects account for the majority of Services revenues and are primarily driven by the overall economic environment and information technology capital spending. The Company also serves government clients whose revenues are not as dependent on the overall economic environment as commercial clients but are subject to governmental budgetary constraints.

New communications systems orders often generate post-implementation maintenance via a fixed fee model where revenues are earned ratably over the term of the agreement (generally 1-3 years for commercial clients and 3-5 years for government clients) or a variable fee model that is based on time and materials per occurrence, similar to on demand services. Maintenance revenues generally are not dependent on the economy as clients contract for maintenance to extend the life of their existing equipment and delay capital spending on new communications systems. Maintenance and on demand services revenues are also dependent upon the Company's relationship with its clients and its long track record of providing high-quality service.

The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At June 30, 2018, the Company's total backlog, which relates primarily to Services, was $323,460, of which $228,405 is expected to be completed within the next twelve months.

Under our Products platform, we provide networking solutions through the sale of products for KVM switching, IT infrastructure, specialty networking and multimedia.

Our Products revenues are generated from sales to key channel partners and system integrators and through a global distribution network. Products sells through a direct sales team as well as through its internet site and catalogs. In order to meet client demand, we keep a moderate level of inventory which consumes part of our working capital. The market for these products is a highly fragmented and competitive. The Company has participated in this market for 40+ years and has earned a reputation for providing high quality products, rapid order fulfillment and free 24/7/365 technical support. The Company's Products revenues is driven both by general information technology spending and capital budgets.

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

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have 3,228 team members world-wide, with the collective experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

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

1Q19 vs 1Q18 Summary

	1Q19	1Q18	% Change
Revenues	$190,799	$191,644	(0.4)%
Gross profit margin	28.2%	27.4%	2.9%
Operating income (loss) margin	(2.3)%	(6.7)%	n/m
Diluted earnings (loss) per share	$(0.48)	$(0.65)	n/m
Net cash provided by (used for) operating activities	$(2,320)	$(16,267)	n/m
n/m = not meaningful
Diluted loss per share was $0.48, compared to $0.65 in the same period last year as a result of:

•
a $1,271 increase in gross profit as a result of a $1,798 increase in Service gross profit due to margin improvements in North America Services, including in both of our commercial and federal businesses, partially offset by margin deterioration in International Services, and a $527 decrease in Products gross profit due to margin improvement in International Products, partially offset by margin deterioration in North America Products, and

•
a $6,429 decrease in selling, general and administrative expenses which was primarily the result of reductions of $4,124 reduction in restructuring expense, $2,306 in compensation and benefits expense, $1,890 in ERP implementation expense, and $1,194 in stock compensation expense, partially offset by an increase of $2,980 in financial consulting expense, partially offset by

•	a $1,333 increase in interest expense resulting from higher interest rates and higher average debt, and

•	a $4,348 decrease in the benefit from income taxes primarily due to valuation allowances booked against U.S. deferred tax assets.

Net cash used for operating activities was $2,320, which included net loss of $7,322 and negative cash from working capital of $714, compared to net cash used for operating activities of $16,267, which included net loss of $9,747 and negative cash from working capital of $8,907, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The revenues, gross profit and operating income (loss) amounts in the table below are presented on a basis consistent with GAAP.

	1Q19	1Q18	% Change
Revenues
North America Products	$15,800	$17,263	(8)%
International Products	$15,752	$15,625	1%
Products	$31,552	$32,888	(4)%
North America Services	$148,768	$152,630	(3)%
International Services	$10,479	$6,126	71%
Services	$159,247	$158,756	—%
Total Revenues	$190,799	$191,644	—%
Gross Profit
North America Products	$6,752	$7,779	(13)%
% of Revenues	42.7%	45.1%	(5)%
International Products	$6,582	$6,082	8%
% of Revenues	41.8%	38.9%	7%
Products	$13,334	$13,861	(4)%
% of Revenues	42.3%	42.1%	—%
North America Services	$38,691	$37,530	3%
% of Revenues	26.0%	24.6%	6%
International Services	$1,849	$1,212	53%
% of Revenues	17.6%	19.8%	(11)%
Services	$40,540	$38,742	5%
% of Revenues	25.5%	24.4%	5%
Total Gross Profit	$53,874	$52,603	2%
% of Revenues	28.2%	27.4%	3%
Operating Income (Loss)
North America Products	$(1,269)	$(1,474)	n/m
% of Revenues	(8.0)%	(8.5)%	n/m
International Products	$(398)	$(3,741)	n/m
% of Revenues	(2.5)%	(23.9)%	n/m
Products	$(1,667)	$(5,215)	n/m
% of Revenues	(5.3)%	(15.9)%	n/m
North America Services	$(2,033)	$(7,356)	n/m
% of Revenues	(1.4)%	(4.8)%	n/m
International Services	$(740)	$(326)	n/m
% of Revenues	(7.1)%	(5.3)%	n/m
Services	$(2,773)	$(7,682)	n/m
% of Revenues	(1.7)%	(4.8)%	n/m
Total Operating Income (Loss)	$(4,440)	$(12,897)	n/m
% of Revenues	(2.3)%	(6.7)%	n/m

1Q19 vs 1Q18
Total revenues were $190,799, a decrease of 0.4% from $191,644 in the same period last year. Services revenues were $159,247, an increase of 0.3% from $158,756 in the same period last year primarily due to a decrease in our federal business's revenues offset by a realignment of several international entities between Products and Services as a result of changes in our management structure in the second quarter of Fiscal 2018. Products revenues were $31,552, a decrease of 4% from $32,888 in the same period last year primarily due to the aforementioned realignment of several international entities between Products and Services.
Total gross profit margin was 28.2%, an increase from 27.4% in the same period last year. Service gross profit margin was 25.5%, an increase from 24.4% in the same period last year due to margin improvements in North America Services, including in both of our commercial and federal businesses, partially offset by margin deterioration in International Services. Product gross profit margin was 42.3%, an increase from 42.1% in the same period last year due to margin improvement in International Products, partially offset by margin deterioration in North America Products.
Total operating loss margin was 2.3%, compared to a total operating loss margin of 6.7% in the same period last year. Service operating loss margin was 1.7%, compared to Service operating loss margin of 4.8% in the same period last year, primarily due to favorable gross margin and favorable operating expense in the current period. Product operating loss margin was 5.3%, compared to Product operating loss margin of 15.9% in the same period last year, primarily due to favorable operating expense in the current period.

Interest expense, net and Income Taxes

	1Q19	1Q18	% Change
Interest expense	$2,551	$1,218	109%
% of Revenues	1.3%	0.6%	117%
Income taxes	$(150)	$(4,498)	n/m
Effective income tax rate	2.0%	31.6%	(94)%
1Q19 vs 1Q18
Interest expense was $2,551, an increase of 109% from $1,218 in the same period last year primarily as a result of higher interest rates and a higher average debt. The weighted-average outstanding debt and weighted-average interest rate was $156,186 and 5.7%, respectively, compared to $140,455 and 2.8% in the same period last year.
Benefit from income taxes was $150, compared to $4,498 in the same period last year. This decrease was primarily due to valuation allowances booked against U.S. deferred tax assets in 2019.
Liquidity and Capital Resources
Overview
A majority of our revenues are generated through individual sales of services and products. Approximately 20% of our revenues are generated from long-term support contracts. We depend on repeat client business, as well as our ability to develop new client business, to sustain and grow our revenues. Most significant orders are subject to a competitive bidding process and, generally, competition can be significant for such new orders. Our business model provides us with flexibility in terms of capital expenditures and other required operating expenses.
We seek to allocate company resources in a manner that will enhance our operating results. Our discretionary investments include: investments in growth programs and infrastructure and repaying our debt.

Liquidity Position
The following is a summary of our capitalization and liquidity position.

	1Q19	4Q18	1Q18
Cash and cash equivalents	$22,035	$33,469	$10,465
Working Capital	$121,503	$135,639	$97,413
Debt	$156,407	$158,309	$103,702
Stockholders’ equity	$36,779	$50,342	$134,823
Unused commitments (1)	$10,000	$—	$62,622
Cash and Unused commitments of the Credit Agreement	$32,035	$33,469	$73,087

(1) The 4Q18 unused commitments relate to the Amended Credit Agreement. The Second Amendment established a new LIFO Facility in an amount not to exceed $10,000. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our Second Amended Credit Agreement.

The Company's liquidity (cash and cash equivalents and unused credit commitments) was $32,035 at the end of the first quarter of Fiscal 2019, compared to $33,469 at the end of Fiscal 2018. This decrease in liquidity was driven by a decline in cash on hand partially offset by the increased availability provided by the new LIFO line of credit. The Company is emphasizing margin expansion, cost reductions and working capital initiatives in order to improve profitability and to bring working capital levels in line with revenues and activity levels.

On August 9, 2017, the Company and certain of the Banks entered into an Amendment and Joinder Agreement to amend and restate the Credit Agreement (as amended and restated, the “Amended Credit Agreement”) in order to avoid a default of its leverage covenant. Under the Amended Credit Agreement, the credit facility was reduced to $170,000 and comprised of a $50,000 term loan and $120,000 line of credit. As of August 9, 2017, $50,000 was borrowed under the term loan and $52,528 remained outstanding under the line of credit. The amortization of the term loan was $1,250 per quarter for four (4) quarters beginning in the quarter ending December 31, 2017 and $2,500 per quarter beginning in the quarter ending December 31, 2018 through the end of the Amended Credit Agreement on May 9, 2021, the same expiration date of the Credit Agreement. Mandatory prepayments of the term loan were required with the net proceeds from certain asset sales, insurance recoveries and debt or equity issuances, as well as from 75% to 50%of any excess cash flow generated in Fiscal 2019 and Fiscal 2020. Interest on the term loan was, at the Company’s option: (i) a Base Rate Option equal to the highest of (x) the federal funds open rate, plus fifty (50) basis points (0.5%), (y) the bank’s prime rate, and (z) the daily LIBOR rate, plus 100 basis points (1.0%), in each case plus 2.5% or (ii) LIBOR plus 3.5%. Interest on outstanding indebtedness under the line of credit accrued, at the Company’s option, at a rate based on either: (a) the Base Rate Option plus 0.25% to 2.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA) or (b) a rate per annum equal to the LIBOR rate plus 1.25% to 3.00% (determined by a leverage ratio based on the Company’s consolidated EBITDA).

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

The Second Amended Credit Agreement established a new LIFO Facility in an amount not to exceed $10,000. The borrowings under the LIFO Facility will be used to finance the Company’s cash flow needs, subject to an approved budget and certain variance restrictions, including payments to vendors to allow the Company to operate in the ordinary course of its business. Interest on the LIFO Facility is LIBOR plus 10.0%. The Company entered into the Second Amendment to waive and modify certain covenants and other provisions contained in the Amended Credit Agreement and to fund its ongoing operations with the LIFO Facility.

The Company continues to engage Raymond James as its financial advisor to assist the Company in exploring strategic alternatives. As part of the Company’s review of its alternatives, the Company has agreed under the Second Amended Credit Agreement to pursue the sale of its Federal Business. The Federal Business is part of the Services business segment. Under the Second Amendment, the Company must meet certain milestone dates leading to the consummation of the Sale Transaction, including the delivery of an executed purchase agreement in respect of the Sale Transaction on or before July 31, 2018, and the consummation of the Sale Transaction on or before August 31, 2018. The Agent, in its sole discretion, may extend the Sale Milestone dates and the Agent did extend the date by which the Company must execute the sales agreement to August 17, 2018. The Company entered into an executed purchase agreement with respect to the sale of the Federal Business on August 17, 2018 which is expected to close on or before August 31, 2018. All net cash proceeds of the Sale Transaction will first be used to pay down loans outstanding under the LIFO Facility, and after, repayment of such loans, the Company’s other indebtedness under the Second Amended Credit Agreement.

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

The Second Amended Credit Agreement also revised the Company’s covenants under the Amended Credit Agreement to, among other things, (i) suspend the leverage ratio and fixed charge coverage ratio covenants until December 15, 2018; (ii) modify the minimum consolidated EBITDA covenant to require that the Company’s minimum consolidated EBITDA for the three fiscal month period ending on the close of each fiscal month equal or exceed (i) negative $3,000 for the fiscal months ending June 30, 2018, July 31, 2018 and August 31, 2018, and (ii) negative $3,500 for the fiscal months ending September 30, 2018 and thereafter; (iii) reduce the sub-limit for the issuance of letters of credit to $10,000; (iv) require periodic delivery of updated budgets and budget variance reports to the Agent and compliance with certain disbursement and net cash flow variance thresholds; (v) restrict the incurrence of expenses related to implementation of the ERP system; (vii) require that the net cash proceeds from certain asset sales and certain excess cash be used to prepay the Company’s obligations under the Amended Credit Agreement; and (viii) require the repatriation to the Loan Parties of cash on hand above a certain amount maintained by certain excluded foreign subsidiaries of the Loan Parties and restrict the transfer of assets by the Loan Parties (other than inventory in the course of ordinary business) to such excluded foreign subsidiaries unless accounted for in the budget.

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

Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	1Q19	1Q18
Net cash provided by (used for) operating activities	$(2,320)	$(16,267)
Net cash provided by (used for) investing activities	$(500)	$(1,085)
Net cash provided by (used for) financing activities	$(7,698)	$11,974
Net cash provided by (used for) operating activities
Net cash used for operating activities was $2,320, due primarily to Net loss of $7,322, inclusive of non-cash charges, and cash outflows of $11,425 for Accounts receivable, partially offset by cash inflows of $7,791 for Accounts payable, compared to net cash used for operating activities of $16,267 in the same period last year, due primarily to Net loss of $9,747, inclusive of non-cash charges, and cash outflows of $11,228 and $7,204 for All other liabilities and Accounts payable, respectively, partially offset by cash inflows of $15,238 for Accounts receivable. Changes in the above accounts are based on average Fiscal 2019 and Fiscal 2018 exchange rates, as applicable.
Changes in working capital, and particularly changes in Accounts receivable, Costs in excess of billings and Billings in excess of cost, can have a significant impact on net cash provided by operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) investing activities
Capital expenditures
The Company made investments of $528 compared to $1,097 in the same period last year which primarily related to information technology infrastructure, computer hardware and service vehicles.
Net cash provided by (used for) financing activities
Debt
Repayments of short-term debt were $1,031 compared to proceeds from short-term debt of $4,944 and long-term debt of $10,172 in the same period last year.
Common stock repurchases
The Company did not make any discretionary investments in the form of common stock repurchases in the current period nor in the same period last year. The Company withheld shares in the amount of $112, compared to $393 in the prior year, to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of the repurchase program beginning in April 1999 through June 30, 2018, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. Under the Second Amended Credit Agreement, the Company is no longer permitted to repurchase common stock through its repurchase program but is allowed to repurchase a limited amount of shares for tax payments related to the vesting certain restricted stock units and performance shares, as applicable. This restriction is in effect until May 9, 2021. See Note 6 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report for additional information.
Dividends
The Company is no longer permitted to pay dividends under the Second Amended Credit Agreement. This restriction is in effect until May 9, 2021, the termination date of the Second Amended Credit Agreement.

Credit Agreement

On June 29, 2018, the Company and certain Banks entered into a Second Amended Credit Agreement. See Note 6 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report for additional information.

Legal Proceedings

See Note 14 of the Notes to the Consolidated Financial Statements of this Form 10-Q, which information is incorporated herein by reference.

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

Critical Accounting Policies/Impact of Recently Issued Accounting Pronouncements
Critical Accounting Policies
The Company’s critical accounting policies require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and are the most important to the portrayal of the Company’s consolidated financial statements. The Company’s critical accounting policies are disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K as well as in Note 2 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report for significant accounting policies adopted during Fiscal 2019.

Impact of Recently Issued Accounting Pronouncements
As of April 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts not completed as of the date of adoption. Refer to Note 3 for additional information. There have been no other accounting pronouncements adopted during Fiscal 2019 that have had a material impact on the Company's consolidated financial statements.
Cautionary Forward Looking Statements
Any forward-looking statements contained in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. You can identify these forward-looking statements by the fact that they use words such as "should," "anticipate," "estimate," "approximate," "expect," "target," "may," "will," "project," "intend," "plan," "believe" and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, liquidity, compliance with bank covenants, our going concern qualification, the Company's arrangements with its vendors and subcontractors, levels of business activity and operating expenses, expenses relating to compliance requirements, cash flows, global economic and business conditions, the timing and costs of restructuring programs and other initiatives, such as our enterprise resource planning system initiatives, successful marketing of the Company's product and services offerings, successful implementation of the Company's integration initiatives and successful implementation of the Company's government contracting programs, as well as competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, government budgetary constraints and various other matters, many of which are beyond the Company's control. Additional risk factors are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018. We can give no assurance that any goal, plan or target set forth in forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments and caution you not to unduly rely on any such forward-looking statements.
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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Amended Credit Agreement which was $155,722 as of June 30, 2018. As of June 30, 2018, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $395 ($296 net of tax) assuming the Company employed no intervention strategies. The Company expects that its interest rates under the Amended Credit Agreement will be higher than the interest rates under the Credit Agreement thus increasing its exposure to interest on variable rate debt.
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
As of June 30, 2018, the Company had open foreign currency contracts in Australian and Canadian dollars, Danish krone, Euros, Mexican pesos, Norwegian kroner, British pounds sterling, Swedish krona, Swiss francs and Japanese yen. The open contracts have contract rates ranging from 1.27 to 1.38 Australian dollar, 1.29 to 1.34 Canadian dollar, 5.96 to 5.96 Danish krone, 0.80 to 0.86 Euro, 19.26 to 19.26 Mexican peso, 7.70 to 8.28 Norwegian kroner, 0.71 to 0.72 British pound sterling, 8.05 to 9.10 Swedish krona, 0.92 to 1.01 Swiss franc and 105.34 to 112.90 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $47,885 and will expire within two months.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
BLACK BOX CORPORATION
Date: August 20, 2018
/s/ DAVID J. RUSSO
David J. Russo
Executive Vice President, Chief Financial Officer,
Treasurer and Principal Accounting Officer