Form 10-Q
period 2018-09-29
BLACK BOX CORP
filed 2018-11-19
CIK 849547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 12, 2018, there were 15,237,521 shares of common stock, par value $.001 (the "common stock"), outstanding.

BLACK BOX CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 29, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK BOX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except par value	September 29, 2018	March 31, 2018
Assets
Cash and cash equivalents	$21,943	$35,600
Accounts receivable, net of allowance for doubtful accounts of $2,454 and $2,982	104,009	99,150
Inventories, net	19,954	26,107
Costs/estimated earnings in excess of billings on uncompleted contracts	50,826	52,696
Other current assets	30,682	26,113
Current assets held for sale	151	47,176
Total current assets	227,565	286,842
Property, plant and equipment, net	19,555	23,152
Intangibles, net	35,414	39,145
Deferred tax asset	4,221	6,474
Other non-current assets	11,009	8,444
Non-current assets held for sale	—	12,278
Total assets	$297,764	$376,335
Liabilities
Accounts payable	$43,950	$49,243
Accrued compensation and benefits	13,897	15,823
Deferred revenue	23,904	27,420
Billings in excess of costs/estimated earnings on uncompleted contracts	12,176	12,547
Short-term debt	101,540	157,500
Other current liabilities	26,323	25,905
Current liabilities held for sale	—	20,597
Total current liabilities	221,790	309,035
Long-term debt	328	477
Other non-current liabilities	15,701	15,884
Non-current liabilities held for sale	—	597
Total liabilities	$237,819	$325,993
Stockholders’ equity
Preferred stock authorized 5,000, par value $1.00, none issued	$—	$—
Common stock authorized 100,000, par value $.001, 15,238 and 15,141 shares outstanding, 27,026 and 26,880 issued	26	26
Additional paid-in capital	511,429	509,960
Retained earnings	(22,842)	(35,664)
Accumulated other comprehensive income (loss)	(12,568)	(7,992)
Treasury stock, at cost 11,788 and 11,740 shares	(416,100)	(415,988)
Total stockholders’ equity	$59,945	$50,342
Total liabilities and stockholders’ equity	$297,764	$376,335

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended		Six-months ended
	September 29 and September 30		September 29 and September 30
In thousands, except per share amounts	2018	2017	2018	2017
Revenues
Products	$32,836	$37,248	$64,388	$70,136
Services	125,822	127,217	256,764	255,074
Total	158,658	164,465	321,152	325,210
Cost of sales *
Products	18,874	21,166	37,092	40,193
Services	96,419	93,977	194,400	190,708
Total	115,293	115,143	231,492	230,901
Gross profit	43,365	49,322	89,660	94,309
Selling, general & administrative expenses	50,128	55,079	101,859	113,024
Asset impairment loss	1,586	1,426	1,586	1,426
Intangibles amortization	1,075	1,716	2,153	3,551
Operating income (loss)	(9,424)	(8,899)	(15,938)	(23,692)
Interest expense, net	4,174	1,808	6,723	3,026
Other expenses (income), net	334	(207)	815	(77)
Income (loss) before provision for income taxes	(13,932)	(10,500)	(23,476)	(26,641)
Provision (benefit) for income taxes	(7,742)	1,948	(8,412)	(3,278)
Income (loss) from continuing operations	(6,190)	(12,448)	(15,064)	(23,363)
Income (loss) from discontinued operations, net of tax	(1,955)	1,048	(403)	2,216
Gain from sale of discontinued operations, net of tax	31,040	—	31,040	—
Net income (loss)	$22,895	$(11,400)	$15,573	$(21,147)
Basic earnings (loss) per common share
Continuing operations	$(0.41)	$(0.82)	$(0.99)	$(1.55)
Discontinued operations	1.91	0.07	2.02	0.15
Net earnings (loss) per common share	$1.50	$(0.75)	$1.03	$(1.40)
Diluted earnings (loss) per common share
Continuing operations	$(0.41)	$(0.82)	$(0.99)	$(1.55)
Discontinued operations	1.91	0.07	2.02	0.15
Net earnings (loss) per common share	$1.50	$(0.75)	$1.03	$(1.40)
Weighted-average common shares outstanding
Basic	15,235	15,138	15,175	15,057
Diluted	15,235	15,138	15,175	15,057
Dividends declared per share	$—	$—	$—	$0.12
* Exclusive of depreciation and intangibles amortization.
See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three-months ended		Six-months ended
	September 29 and September 30		September 29 and September 30
In thousands	2018	2017	2018	2017
Income (loss) from continuing operations	$(6,190)	$(12,448)	$(15,064)	$(23,363)
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	(510)	2,063	(4,266)	5,172
Defined Benefit Pension
Actuarial gain (loss), net of taxes of $18, $41, $38, and $95	53	64	113	149
Amounts reclassified into results of operations, net of taxes of $18, $12, $33, and $24	53	19	98	37
Derivative Instruments
Net change in fair value of cash flow hedges, net of taxes of $199, ($141), ($53), and ($568)	596	(221)	(158)	(888)
Amounts reclassified into results of operations, net of taxes of ($129), $470, ($121), and $717	(386)	736	(363)	1,122
Other comprehensive income (loss)	$(194)	$2,661	$(4,576)	$5,592
Comprehensive income (loss) from continuing operations	$(6,384)	$(9,787)	$(19,640)	$(17,771)

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months ended
	September 29 and September 30
In thousands	2018	2017
Operating Activities
Net income (loss)	$15,573	$(21,147)
Less: Net income (loss) from discontinued operations	30,637	2,216
Net income (loss) from continuing operations	$(15,064)	$(23,363)
Adjustments to reconcile net income (loss) to net cash provided by (used for) continuing operating activities
Intangibles amortization	$2,153	$3,551
Depreciation	4,111	4,499
Loss (gain) on sale of property	74	36
Deferred taxes	(8,286)	(3,056)
Stock compensation expense	1,446	3,108
Asset impairment loss	1,586	1,426
Provision for obsolete inventory	1,073	262
Provision for (recovery of) doubtful accounts	291	518
Changes in operating assets and liabilities (net of effects of discontinued operations)
Accounts receivable	(2,865)	9,011
Inventories	4,208	(3,248)
Costs/estimated earnings in excess of billings on uncompleted contracts	(5,789)	1,561
All other assets	4,373	(3,083)
Accounts payable	(2,529)	3,050
Billings in excess of costs/estimated earnings on uncompleted contracts	(319)	(1,970)
All other liabilities	5,256	(8,240)
Net cash provided by (used for) continuing operating activities	$(10,281)	$(15,938)
Net cash provided by (used for) discontinued operating activities	2,509	314
Net cash provided by (used for) operating activities	$(7,772)	$(15,624)
Investing Activities
Capital expenditures	$(769)	$(2,327)
Capital disposals	127	61
Net cash provided by (used for) continuing investing activities	$(642)	$(2,266)
Net cash provided by (used for) discontinued investing activities	63,014	(353)
Net cash provided by (used for) investing activities	$62,372	$(2,619)
Financing Activities
Proceeds from (repayments of) long-term debt	$(48,623)	$34,576
Proceeds from (repayments of) short-term debt	(7,029)	4,950
Deferred financing costs	(3,129)	(632)
Purchase of treasury stock	(112)	(393)
Payment of dividends	—	(3,611)
Increase (decrease) in cash overdrafts	(5,652)	(1,086)
Net cash provided by (used for) continuing financing activities	$(64,545)	$33,804
Net cash provided by (used for) discontinued financing activities	(2,130)	—
Net cash provided by (used for) financing activities	$(66,675)	$33,804
Foreign currency exchange impact on cash	(1,582)	654
Increase/(decrease) in cash and cash equivalents	$(13,657)	$16,215
Cash and cash equivalents at beginning of period	$35,600	$14,247
Cash and cash equivalents at end of period	$21,943	$30,462
Supplemental cash flow
Cash paid for interest	$5,264	$2,375
Cash paid for income taxes	973	224
Non-cash financing activities
Capital leases	39	19

See Notes to the Consolidated Financial Statements

BLACK BOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Business, Basis of Presentation and Going Concern
Business
Black Box Corporation ("Black Box," or "the Company") is a leading digital solutions provider dedicated to helping customers design, build, manage, and secure their IT infrastructure. The Company offers Services and Products that it distributes through two platforms it has built over its 42-year history. The Services platform is comprised of engineering and design, network operations centers, technical certifications, national and international sales teams, remote monitoring, on-site service teams and technology partner centers of excellence which includes dedicated sales and engineering resources. The primary services offered through this platform include: (i) communications lifecycle services, (ii) unified communications, (iii) structured cabling, (iv) video/AV services (v) in-building wireless and (vi) data center services. The Products platform provides networking solutions through the sale of products including: (i) IT infrastructure, (ii) specialty networking, (iii) multimedia and (iv) keyboard/video/mouse ("KVM") switching. Founded in 1976, Black Box, a Delaware corporation, is headquartered near Pittsburgh in Lawrence, Pennsylvania.
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
The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and end on the Saturday generally nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented in these Notes to the Consolidated Financial Statements as of September 30, 2018 and 2017 were September 29, 2018 and September 30, 2017, respectively. References herein to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All references to dollar amounts herein are presented in thousands, except per share amounts, unless otherwise noted.
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
In the second quarter of Fiscal 2019, the Company completed the sale of its Federal Business (as defined in Note 6). The results of the Federal Business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. See Note 16 for additional information.
In the second quarter of Fiscal 2018, Management completed a plan to sell the Company's current headquarters' building and adjacent vacant land and move to another local facility that better aligns to the needs of the business. At that time, Management believed it was probable that the sale of the building and land would occur in the next twelve months. As of the third quarter of Fiscal 2018, Management believes that only the sale of certain parcels of the adjacent vacant land is probable to occur in the next twelve months. As of the second quarter of Fiscal 2019, Management continues to believe that only the sale of certain parcels of the adjacent vacant land is probable to occur in the next twelve months. These assets, all of which are Property, plant and equipment, are presented as "Current assets held for sale" on the Consolidated Balance Sheets. These assets are reported under the North America Products operating segment.
Going Concern
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Please see Note 6 for a description of and defined terms regarding our Credit Agreement, Amended Credit Agreement, and Second Amended Credit Agreement. On June 29, 2018, the Company and all the Lenders entered into the Second Amendment to our Credit Agreement ("Second Amended Credit Agreement" or "Second Amendment") in order to waive and modify certain covenants and other provisions contained in the Amended Credit Agreement and to fund its ongoing operations with the LIFO Facility. The Company would have defaulted the minimum Adjusted EBITDA covenant and certain other covenants as defined by the Amended Credit Agreement had these defaults not been waived under the Second Amendment. See Note 6 for additional information. We anticipate that our principal sources of liquidity, including this LIFO Facility, will be sufficient to fund our activities through the maturity of the LIFO Facility which is currently expected to be January 17, 2019.

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

Our ability to continue as a going concern is dependent on raising additional capital to repay our indebtedness when due and to fund our operations and ultimately on generating future profitable operating results. As part of the Company’s review of its strategic alternatives, the Company agreed under the Second Amended Credit Agreement to pursue the sale of its Federal Business (as defined in Note 6). On August 27, 2018, the Company completed the sale of the Federal Business.

On November 11, 2018, Black Box entered into an Agreement and Plan of Merger (the "Merger Agreement") with AGC Networks Pte Ltd. Refer to Note 17 for additional information.

The Company believes the net proceeds from the sale of the Federal Business and the availability under the LIFO will enable the Company to operate through the expected period it will take to close the Merger Agreement, and continues to look into further actions to improve cash flow.

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

In February 2016, the FASB issued ASU 2016-02, "Leases", which requires, as of the commencement date of a lease, a liability for a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2018 with early adoption permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. However, in July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," which clarifies how to apply certain aspects of ASU 2016-02. The Company has initiated the process of compiling its lease inventory and is currently evaluating the impact of ASU 2016-02, ASU 2018-10 and ASU 2018-11.

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

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." This Update requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. This Update is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. The new guidance is required to be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The Company is currently evaluating the impact of this Update.

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

Disaggregation of revenues
The following tables break down revenues by offering types at the operating segment level. Refer to the Performance obligations section below for further information on these offering types.

		Three-months ended
		September 30, 2018
Offering Types	Timing of Revenue Recognition	North America Products	North America Services	International Products	International Services	Total
Products	Point in time	$16,845	$—	$15,991	$—	$32,836
Projects	Over time	—	45,936	—	8,232	54,168
Services	Over time	—	70,344	—	1,310	71,654
Total		$16,845	$116,280	$15,991	$9,542	$158,658

		Six-months ended
		September 30, 2018
Offering Types	Timing of Revenue Recognition	North America Products	North America Services	International Products	International Services	Total
Products	Point in time	$32,645	$—	$31,743	$—	$64,388
Projects	Over time	—	91,831	—	16,490	108,321
Services	Over time	—	144,912	—	3,531	148,443
Total		$32,645	$236,743	$31,743	$20,021	$321,152

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

Revenues recognized in the three- and six-months ended September 30, 2018 periods from performance obligations satisfied (or partially satisfied) in previous periods, as a result of changes in estimates under the cost-to-cost input method or otherwise, were $1,604 and $1,275, respectively. Revenues related to remaining unsatisfied performance obligations from open contracts that have not yet been recognized through the second quarter of Fiscal 2019 are $237,226, $117,372 of which is expected to be recognized in the next six months.

Contract balances
The following table summarizes information about the Company's contract balances.

Contract Balances	September 30, 2018	March 31, 2018	$ Change	% Change
Accounts receivable, net of allowance for doubtful accounts	$104,009	$99,150	$4,859	5%
Costs/estimated earnings in excess of billings on uncompleted contracts	50,826	52,696	(1,870)	(4)%
Billings in excess of costs/estimated earnings on uncompleted contracts	12,176	12,547	(371)	(3)%
Deferred revenue - current	23,904	27,420	(3,516)	(13)%
Deferred revenue - long-term	3,503	2,758	745	27%

Accounts receivable increased $4,859 mainly due to the timing of revenues recognized in the quarter, primarily driven by increased collections at the previous fiscal year end. Costs in excess of billings decreased $1,870 as a result of as a result of changes related to infrastructure projects in North American Services. Billings in excess of costs decreased $371 stemming from an increase in average collection days, primarily driven by infrastructure projects in North American Services. Deferred revenue, including the long-term portion which is included in Other liabilities within the Company's Consolidated Balance Sheets, decreased $2,771 as a result of a decline in maintenance services revenues in North American Services. During Fiscal 2019, the Company recognized revenues of $23,610 and $5,490 that was included in deferred revenue and billings in excess of costs at March 31, 2018, respectively.

Practical expedients and policy elections
The Company has taken the practical expedient as outlined in ASC 606-10-65-1(f)(4) which aggregates the effect to the opening balance sheet of all contract modifications that occur through the adoption date. We have also taken the practical expedient as outlined in ASC 340-40-25-4 where we will recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. While the Company has incremental commission costs associated with contracts greater than one year in duration, these amounts earned were not significant during the period. The Company also incurs incremental costs to fulfill contracts, which are capitalized and amortized over the associated contract lives; however, these amounts were not significant.

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

The impact of applying these practical expedients and policy elections are not significant to our results.

Transition impact
The following tables summarize the impacts of adopting ASC 606 on the Company's consolidated financial statements:

Consolidated Balance Sheet	September 30, 2018
In thousands	As reported	Adjustments	Balances without Adoption of ASC 606
Assets
Accounts receivable, net of allowance for doubtful accounts	$104,009	$(16)	$103,993
Inventories, net	19,954	12	19,966
Costs/estimated earnings in excess of billings on uncompleted contracts	50,826	1,137	51,963
Other assets	30,682	(413)	30,269
Deferred revenue	23,904	580	24,484
Billings in excess of costs/estimated earnings on uncompleted contracts	12,176	422	12,598
Other liabilities	26,323	714	27,037
Retained earnings	(22,842)	(2,436)	(25,278)

	Three-months ended
Consolidated Statement of Operations	September 30, 2018
In thousands, except per share amounts	As reported	Adjustments	Balances without Adoption of ASC 606
Revenues
Products	$32,836	$232	$33,068
Services	125,822	(25)	125,797
Total	158,658	207	158,865
Cost of sales
Products	18,874	100	18,974
Services	96,419	21	96,440
Total	115,293	121	115,414
Gross profit	43,365	86	43,451

	Six-months ended
Consolidated Statement of Operations	September 30, 2018
In thousands, except per share amounts	As reported	Adjustments	Balances without Adoption of ASC 606
Revenues
Products	$64,388	$205	$64,593
Services	256,764	30	256,794
Total	321,152	235	321,387
Cost of sales
Products	37,092	92	37,184
Services	194,400	24	194,424
Total	231,492	116	231,608
Gross profit	89,660	119	89,779

	Six-months ended
Consolidated Statement of Operating Cash Flows	September 30, 2018
In thousands	As reported	Adjustments	Balances without Adoption of ASC 606
Net income (loss) from continuing operations	$(15,064)	$119	$(14,945)
Adjustments to reconcile net income (loss) to net cash provided by (used for) continuing operating activities
Intangibles amortization	2,153	—	2,153
Depreciation	4,111	—	4,111
Loss (gain) on sale of property	74	—	74
Deferred taxes	(8,286)	—	(8,286)
Stock compensation expense	1,446	—	1,446
Asset impairment loss	1,586	—	1,586
Provision for obsolete inventory	1,073	—	1,073
Provision for (recovery of) doubtful accounts	291	—	291
Changes in operating assets and liabilities
Accounts receivable	(2,865)	7	(2,858)
Inventories	4,208	(6)	4,202
Costs/estimated earnings in excess of billings on uncompleted contracts	(5,789)	19	(5,770)
All other assets	4,373	10	4,383
Accounts payable	(2,529)	—	(2,529)
Billings in excess of costs/estimated earnings on uncompleted contracts	(319)	(8)	(327)
All other liabilities	5,256	(141)	5,115
Net cash provided by (used for) continuing operating activities	$(10,281)	$—	$(10,281)

Note 4: Inventories
The Company’s Inventories consist of the following:

	September 30, 2018	March 31, 2018
Raw materials	$1,723	$1,816
Finished goods	27,523	33,740
Inventory, gross	$29,246	$35,556
Excess and obsolete inventory reserves	(9,292)	(9,449)
Inventories, net	$19,954	$26,107

Note 5: Intangible Assets
The following table summarizes the gross carrying amount, accumulated amortization and net carrying amount by intangible asset class:

	September 30, 2018			March 31, 2018
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Definite-lived
Non-compete agreements	$841	$841	$—	$864	$864	$—
Customer relationships	97,704	73,752	23,952	97,704	71,607	26,097
Total	$98,545	$74,593	$23,952	$98,568	$72,471	$26,097
Indefinite-lived
Trademarks	19,715	8,253	11,462	21,301	8,253	13,048
Total	$118,260	$82,846	$35,414	$119,869	$80,724	$39,145

The Company’s indefinite-lived intangible assets consist solely of the Company’s trademark portfolio. The Company’s definite-lived intangible assets now consist solely of customer relationships.

During the second quarter of Fiscal 2019, the Company lowered its projections of revenue for the foreseeable future as well as removed projections of revenue associated with the discontinued Federal Business. As a result, the Company conducted interim assessments of 1) our definite-lived intangible assets associated with our continuing operations and determined such assets were recoverable as of September 30, 2018, and 2) our Trademarks, where the Company recorded an Intangible asset impairment loss of $4,561 to reduce book value to fair value. This impairment loss includes $2,975 of Trademarks attributable to the Federal Business, which is recorded as an Asset Impairment loss within Income (loss) from discontinued operations in the Company's Consolidated Statements of Operations. See Note 16 for further information regarding the results of discontinued operations. The remainder of the impairment loss of $1,586 was attributable to the continuing operations of the Company, which is recorded as an Asset impairment loss within the Company’s Consolidated Statements of Operations.

The following table summarizes the changes to the net carrying amounts by intangible asset class:

	Trademarks	Customer relationships	Total
March 31, 2018	$13,048	$26,097	$39,145
Intangibles amortization	—	(2,153)	(2,153)
Foreign currency translation adjustment	—	8	8
Intangible asset impairment loss	(1,586)	—	(1,586)
September 30, 2018	$11,462	$23,952	$35,414
The following table details the estimated intangibles amortization expense for the remainder of Fiscal 2019, each of the succeeding four fiscal years and the periods thereafter.

Fiscal
2019	$1,929
2020	3,542
2021	3,176
2022	2,184
2023	2,184
Thereafter	10,937
Total	$23,952

Note 6: Indebtedness
The Company’s short-term debt consists of the following:

In thousands, except par value	September 29, 2018	March 31, 2018
Current portion of long-term debt
Revolving credit agreement (1)	$101,540	$110,000
Term loan (1)	—	47,500
Other (2)	290	332
Current portion of long-term debt	$101,830	$157,832

Long-term debt
Other (2)	$387	$477
Long-term debt	$387	$477

Total Debt	$102,217	$158,309
(1) Refer below for additional details regarding the Company's amended credit agreement which includes a revolving credit agreement and a term loan. These balances are recorded as Short-term debt within the Company's Consolidated Balance Sheets.
(2) Represents the Company's capital lease obligations. Obligations due in the next twelve months are recorded as Other current liabilities and long-term obligations are recorded as Long-term debt within the Company's Consolidated Balance Sheets.
In addition, the Company finances certain vendor-specific inventory under an unsecured revolving arrangement through third parties which provide extended payment terms beyond those offered by the vendor at no incremental cost to the Company. The outstanding balance for these unsecured revolving arrangements was $2,308 as of September 30, 2018, $2,090 of which is classified as a current liability, and $1,814 as of March 31, 2018, $1,596 of which was classified as a current liability. These balances are recorded as other liabilities within the Company's Consolidated Balance Sheets.
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

As part of the Company’s review of its alternatives, the Company has agreed under the Second Amended Credit Agreement to pursue the sale (the “Sale Transaction”) of its federal government IT services business (the “Federal Business”). On August 27, 2018, the Company completed the sale of the Federal Business. All net cash proceeds of the Sale Transaction were used to pay down loans outstanding under the LIFO Facility, and after, repayment of such loans, the Company’s other indebtedness under the Second Amended Credit Agreement.

The Second Amended Credit Agreement, among other things, (i) waived certain potential defaults and events of default under the Amended Credit Agreement; (ii) deferred principal and interest payments on the Company’s existing term loans and revolving loans, except the LIFO Facility, until the maturity of the LIFO Facility; provided that the aggregate amount of deferred principal and interest payments through the closing of the Sale Transaction was due (and was paid) upon such closing; and (iii) modified the interest rates applicable to such outstanding loans so that interest accrues at a rate equal to: (a) for the term loan, the highest of (1) the federal funds open rate plus 0.5%, (2) the Agent’s prime rate or (3) LIBOR plus 1.0% (the “Base Rate”), in each case plus 2.5%, and (b) for the revolving loans, the Base Rate plus an amount between 0.25% and 2.0% (as determined by a leverage ratio based on the Company’s consolidated EBITDA).

The Second Amended Credit Agreement also revised the Company’s covenants under the Amended Credit Agreement to, among other things, (i) suspend the leverage ratio and fixed charge coverage ratio covenants until December 15, 2018; (ii) modify the minimum consolidated EBITDA covenant to require that the Company’s minimum consolidated EBITDA for the three fiscal month period ending on the close of each fiscal month equal or exceed (i) negative $3,000 for the fiscal months ending June 30, 2018, July 31, 2018 and August 31, 2018, and (ii) negative $3,500 for the fiscal months ending September 30, 2018 and thereafter; (iii) reduce the sub-limit for the issuance of letters of credit to $10,000; (iv) require periodic delivery of updated budgets and budget variance reports to the Agent and compliance with certain disbursement and net cash flow variance thresholds; (v) restrict the incurrence of expenses related to implementation of the ERP system; (vii) require that the net cash proceeds from certain asset sales and certain excess cash be used to prepay the Company’s obligations under the Amended Credit Agreement; and (viii) require the repatriation to the Loan Parties of cash on hand above a certain amount maintained by certain excluded foreign subsidiaries of the Loan Parties and restrict the transfer of assets by the Loan Parties (other than inventory in the course of ordinary business) to such excluded foreign subsidiaries unless accounted for in the budget. As of September 30, 2018, the Company was in compliance with all covenants under the Second Amended Credit Agreement.

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

Effectiveness of the Second Amendment was subject to certain conditions precedent, each of which were satisfied on June 29, 2018. The outstanding balance of the LIFO Facility and all accrued and unpaid interest, fees and expenses were originally due and payable on December 15, 2018 or the earlier proper termination of the LIFO Facility by the Agent following an event of default. On November 17, 2018, the maturity of the LIFO Facility was extended from December 15, 2018 until January 17, 2019, subject to certain terms and conditions.

The maximum amount of debt outstanding under the Second Amended Credit Agreement, the weighted-average balance outstanding under the Second Amended Credit Agreement and the weighted-average interest rate on all outstanding debt for the three-months ended September 30, 2018 was $159,722, $136,593 and 7.2%, respectively, compared to $140,648, $133,615 and 3.9%, respectively, for the three-months ended September 30, 2017 under the Credit Agreement. The maximum amount of debt outstanding under the Credit Agreement, the weighted-average balance outstanding under the Credit Agreement and the weighted-average interest rate on all outstanding debt for the six-months ended September 30, 2018 was $159,722, $146,390 and 6.4%, respectively, compared to $171,237, $137,054 and 3.3%, respectively, for the six-months ended September 30, 2017.

As of September 30, 2018, the Company had $9,825 outstanding in letters of credit and $10,000 in unused commitments.

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
As of September 30, 2018, the Company had open contracts in Australian dollars, Euros and Japanese yen, all of which have been designated as cash flow hedges. These contracts had a notional amount of $2,680 and will expire within 5 months. There was no hedge ineffectiveness during Fiscal 2019 or Fiscal 2018.
The following tables summarize the carrying amounts of derivative assets/liabilities and the impact on the Company’s Consolidated Statements of Operations:

		Asset Derivatives		Liability Derivatives
		September 30,	March 31,	September 30,	March 31,
	Classification	2018	2018	2018	2018
Derivatives designated as hedging instruments
Foreign currency contracts	Other liabilities (current)			$48	$225
Foreign currency contracts	Other assets (current)	$5	$45

		Three-months ended		Six-months ended
		September 30		September 30
	Classification	2018	2017	2018	2017
Derivatives designated as hedging instruments
Gain (loss) recognized in other comprehensive income (effective portion), net of taxes	Other comprehensive income	$596	$(221)	$(158)	$(888)
Amounts reclassified from AOCI into results of operations (effective portion), net of taxes	Selling, general & administrative expenses	(386)	736	(363)	1,122

Note 8: Fair Value Disclosures
Recurring fair value measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Defined benefit pension plan assets(1)	$26,707	$11,308	$—	$38,015
Foreign currency contracts	—	5	—	5
Total Assets at Fair Value	$26,707	$11,313	$—	$38,020
Liabilities at Fair Value
Foreign currency contracts	$—	$48	$—	$48
(1) The fair value of pension plan assets is measured annually, thus this value is as of March 31, 2018.
Non-recurring fair value measurements
The Company's assets and liabilities that are measured at fair value on a non-recurring basis include non-financial assets and liabilities initially measured at fair value in a business combination.

Note 9: Stockholder's Equity
Accumulated Other Comprehensive Income
The components of AOCI consisted of the following for the periods presented:

	September 30, 2018	March 31, 2018
Foreign Currency Translation Adjustment	$(887)	$3,379
Derivative Instruments	(469)	52
Defined Benefit Pension	(11,212)	(11,423)
Accumulated other comprehensive income	$(12,568)	$(7,992)
Common Stock Repurchases

The following table presents information about the Company's common stock repurchases:

	Three-months ended		Six-months ended
	September 30		September 30
	2018	2017	2018	2017
Shares of common stock purchased	1,117	—	48,761	44,507
Aggregate purchase price	$2	$—	$114	$393
Average purchase price	$1.46	$—	$2.33	$8.84
During the six-months ended September 30, 2018, the Company made tax payments of $114 and withheld 48,761 shares of common stock, which were designated as treasury shares, at an average price per share of $2.33, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units. During the six-months ended September 30, 2017, the Company made tax payments of $393 and withheld 44,507 shares of common stock, which were designated as treasury shares, at an average price per share of $8.84, in order to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.
Since the inception of its repurchase programs beginning in April 1999 and through September 30, 2018, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. As of September 30, 2018, 1,107,149 shares were available under the most recent repurchase programs.
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

Note 10: Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which among numerous provisions reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Tax Reform, the Company adjusted its estimated annual effective income tax rate to incorporate the lower federal corporate tax rate into the tax provision for the current quarter ended September 30, 2018. Under the new Global Intangible Low-Taxed Income (GILTI) tax rules of the Tax Reform, and the application of ASC 740, Income Taxes, the Company’s accounting policy is to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) and has been incorporated into the tax provision for the current quarter ended September 30, 2018.

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

The Company's benefit from income taxes for the three-months ended September 30, 2018 was $7,742, an effective tax rate of 55.6% on a loss before provision for income taxes of $13,932, compared to a provision for income taxes of $1,948, an effective tax rate of (18.6)% on a loss before provision for income taxes of $10,500 for the three-months ended September 30, 2017. The Company's benefit from income taxes for the six-months ended September 30, 2018 was $8,412, an effective tax rate of 35.8% on loss before benefit for income taxes of $23,476, compared to a benefit for income taxes of $3,278, an effective tax rate of 12.3% on loss before benefit for income taxes of $26,641 for the six-months ended September 30, 2017. The effective tax rate increase from 12.3% to 35.8% was primarily due to the intraperiod tax allocation of valuation allowances between continuing and discontinued operations.
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

A valuation allowance is provided on deferred tax assets if determined that it is more likely than not that the asset will not be realized. The Company considers all available evidence, both positive and negative, in assessing the need for a valuation allowance in each taxing jurisdiction. The evidence considered in evaluating deferred tax assets includes but is not limited to cumulative financial income over the three-year period ended September 30, 2018, excluding significant one-time charges for impairment (goodwill and other), the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax, and subjective projected future income.

Based on the available evidence, a valuation allowance release (benefit) of $6,214 has been recorded against U.S. deferred tax assets and certain foreign net operating losses for the three-months ended September 30, 2018. Future positive and negative events, such as the significant underperformance relative to projected or future operating results, will be monitored accordingly and a determination will be made on the ability to realize deferred tax assets at that time.

Note 11: Stock-based Compensation
In August 2008, the Company’s stockholders approved the 2008 Long-Term Incentive Plan, as amended (the "Incentive Plan"), which replaced the 1992 Stock Option Plan, as amended, and the 1992 Director Stock Option Plan, as amended. As of September 30, 2018, the Incentive Plan is authorized to issue stock options, restricted stock units and performance shares, among other types of awards, for up to 6,676,734 shares of common stock, par value $0.001 per share (the "common stock").
The Company recognized stock-based compensation expense of $522 and $981 for the three-months ended September 30, 2018 and 2017, respectively, and $1,446 and $3,108 for the six-months ended September 30, 2018 and 2017, respectively. The Company recognized total income tax benefit for stock-based compensation arrangements of $131 and $365 for the three-months ended September 30, 2018 and 2017, respectively, and $361 and $1,156 for the six-months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense is recorded in Selling, general & administrative expenses within the Company’s Consolidated Statements of Operations.
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

	Six-months ended
	September 30
	2018	2017
Expected life (in years)	5.0	6.1
Risk-free interest rate	2.9%	2.1%
Annual forfeiture rate	6.3%	2.7%
Expected volatility	59.8%	45.3%
Dividend yield	—%	3.9%
The following table summarizes the Company’s stock option activity:

	Shares (in 000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value (000’s)
March 31, 2018	1,110	$19.30
Granted	1,960	2.80
Exercised	—	—
Forfeited or cancelled	(357)	17.78
September 30, 2018	2,713	$7.58	8.0	$—
Exercisable	663	$20.66	3.3	$—

The weighted-average grant-date fair value of options granted during the six-months ended September 30, 2018 and 2017 was $1.44 and $2.51, respectively. The intrinsic value of options exercised during the six-months ended September 30, 2018 and 2017 was $0 and $0, respectively. The aggregate intrinsic value in the preceding table is based on the closing stock price of the common stock on September 28, 2018, which was $1.03.
The following table summarizes certain information regarding the Company’s non-vested stock options:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2018	402	$2.89
Granted	1,960	1.44
Vested	(148)	3.34
Forfeited	(162)	1.74
September 30, 2018	2,052	$1.56
As of September 30, 2018, there was $2,397 of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted stock units
Restricted stock unit awards are subject to a service condition and typically vest in equal amounts over a three-year period from the grant date. The fair value of restricted stock units is determined based on the number of restricted stock units granted and the closing market price of the common stock on the date of grant.
The following table summarizes the Company’s restricted stock unit activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2018	360	$9.70
Granted	15	0.95
Vested	(146)	11.06
Forfeited	(47)	9.62
September 30, 2018	182	$7.92
The total fair value of shares that vested during the six-months ended September 30, 2018 and 2017 was $338 and $1,894, respectively.
As of September 30, 2018, there was $953 of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.4 years.

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
There have been no performance share awards granted in Fiscal 2019. The following table summarizes the Company’s performance share award activity:

	Shares (in 000’s)	Weighted-Average Grant-Date Fair Value
March 31, 2018	327	$11.14
Granted	—	—
Vested	(46)	19.56
Forfeited	(37)	9.58
September 30, 2018	244	$9.77
The total fair value of shares that vested during the six-months ended September 30, 2018 and 2017 was $0 and $0, respectively, as there were no payouts because certain performance obligations were not met.

As of September 30, 2018, there was $380 of total unrecognized pre-tax stock-based compensation expense related to non-vested performance share awards, which is expected to be recognized over a weighted-average period of 1.4 years.

Note 12: Earnings (loss) Per Share
The following table details the computation of basic and diluted earnings (loss) per common share from continuing and discontinued operations for the periods presented (share numbers in table in thousands):

	Three-months ended		Six-months ended
	September 30		September 30
	2018	2017	2018	2017
Net income (loss)	$22,895	$(11,400)	$15,573	$(21,147)
Less: Net income (loss) from discontinued operations	29,085	1,048	30,637	2,216
Net income (loss) from continuing operations	$(6,190)	$(12,448)	$(15,064)	$(23,363)

Weighted-average common shares outstanding (basic)	15,235	15,138	15,175	15,057
Effect of dilutive securities from equity awards	—	—	—	—
Weighted-average common shares outstanding (diluted)	15,235	15,138	15,175	15,057

Basic earnings (loss) per common share
Continuing operations	$(0.41)	$(0.82)	$(0.99)	$(1.55)
Discontinued operations	1.91	0.07	2.02	0.15
Net earnings (loss) per common share	$1.50	$(0.75)	$1.03	$(1.40)

Diluted earnings (loss) per common share
Continuing operations	$(0.41)	$(0.82)	$(0.99)	$(1.55)
Discontinued operations	1.91	0.07	2.02	0.15
Net earnings (loss) per common share	$1.50	$(0.75)	$1.03	$(1.40)

The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3,020,924 and 2,507,792 non-dilutive equity awards outstanding for the three-months ended September 30, 2018 and 2017, respectively, and 3,020,924 and 2,507,792 non-dilutive equity awards outstanding for the six-months ended September 30, 2018 and 2017, respectively, that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

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
The financial results for the Company's reporting segments are as follows:

	North America Products	North America Services	International Products	International Services	Total
2Q19
Revenues	$16,845	$116,280	$15,991	$9,542	$158,658
Gross profit	7,520	27,379	6,442	2,024	43,365
Operating income (loss)	(500)	(8,025)	(694)	(205)	(9,424)
Depreciation	447	1,310	140	86	1,983
Intangibles amortization	—	1,075	—	—	1,075
Restructuring expense	9	75	101	—	185
Asset impairment loss	—	1,586	—	—	1,586
Capital expenditures	105	165	49	63	382
Assets (as of September 30)	40,207	209,789	35,691	12,077	297,764

2Q18
Revenues	$19,858	$118,834	$17,390	$8,383	$164,465
Gross profit	9,145	31,365	6,937	1,875	49,322
Operating income (loss)	1,848	(8,704)	(361)	(1,682)	(8,899)
Depreciation	451	1,434	175	107	2,167
Intangibles amortization	—	1,591	125	—	1,716
Restructuring expense	(659)	697	(1,073)	1,182	147
Asset impairment loss	—	1,426	—	—	1,426
Capital expenditures	204	971	120	258	1,553
Assets (as of September 30)	62,527	261,777	43,112	15,431	382,847

2QYTD19
Revenues	$32,645	$236,743	$31,743	$20,021	$321,152
Gross profit	14,272	58,491	13,024	3,873	89,660
Operating income (loss)	(1,768)	(12,133)	(1,092)	(945)	(15,938)
Depreciation	912	2,716	287	196	4,111
Intangibles amortization	—	2,153	—	—	2,153
Restructuring expense	9	223	125	26	383
Asset impairment loss	—	1,586	—	—	1,586
Capital expenditures	251	328	105	85	769

2QYTD18
Revenues	$37,121	$240,565	$33,015	$14,509	$325,210
Gross profit	16,924	61,279	13,019	3,087	94,309
Operating income (loss)	374	(17,956)	(4,102)	(2,008)	(23,692)
Depreciation	900	3,076	339	184	4,499
Intangibles amortization	—	3,313	238	—	3,551
Restructuring expense	647	1,975	640	1,207	4,469
Asset impairment loss	—	1,426	—	—	1,426
Capital expenditures	333	1,347	373	274	2,327

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

Note 15: Restructuring

The Company has incurred and continues to incur costs related to facility consolidations, such as idle facility rent obligations and the write-off of leasehold improvements, and employee severance (collectively referred to as "restructuring expense") in a continued effort to consolidate back office functions and to make its organization more efficient. These restructuring activities are compartmentalized and are not part of an overall plan and therefore the Company cannot estimate the total amount to be incurred in connection with the activity. Employee severance is generally payable within the next twelve months with certain facility costs extending through Fiscal 2019.

The following table summarizes the changes to the restructuring liability for the periods presented.

	Employee Severance	Facility Closures	Total
Balance at March 31, 2018	$2,652	$104	$2,756
Restructuring expense	394	(11)	383
Cash expenditures	(1,460)	(82)	(1,543)
Balance at September 30, 2018	$1,586	$11	$1,597

The restructuring liability amount shown above is classified as a current liability under other liabilities on the Company’s Consolidated Balance Sheets for the period ended September 30, 2018.

The following table summarizes restructuring expense, which is recorded in Selling, general & administrative expenses in the Company’s Consolidated Statements of Operations, for the six-months ended September 30, 2018, for the Company’s reporting segments:

	North America Products	North America Services	International Products	International Services	Total
Employee Severance	$9	$234	$125	$26	$394
Facility Closures	—	(11)	—	—	(11)
Total	$9	$223	$125	$26	$383

Company management is continuing to assess ways to align costs with revenues to improve profitability.

Note 16: Discontinued Operations

On August 27, 2018, the Company completed the sale of the Federal Business for $75.0 million in cash. The sale resulted in a gain of $31.0 million, net of tax of $8.9 million. The results of the Federal Business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Federal Business was previously included in the North America Services reporting segment.

The results of discontinued operations in our Consolidated Statements of Operations were as follows:

	Three-months ended		Six-months ended
	September 29 and September 30		September 29 and September 30
In thousands, except per share amounts	2018	2017	2018	2017
Revenues	$16,898	$29,699	$45,203	$60,598
Cost of sales *	12,564	22,528	33,290	45,811
Selling, general & administrative expenses	3,693	5,251	8,803	10,576
Asset impairment loss	2,975	—	2,975	—
Intangibles amortization	262	393	657	788
Operating income (loss)	(2,596)	1,527	(522)	3,423
Interest expense (income), net	(6)	(7)	(4)	(7)
Income (loss) before provision for income taxes	(2,590)	1,534	(518)	3,430
Provision (benefit) for income taxes	(635)	486	(115)	1,214
Income (loss) from continuing operations	$(1,955)	$1,048	$(403)	$2,216

* Exclusive of depreciation and intangibles amortization.

The carrying amounts of major assets and liabilities of the Federal Business that were classified as held for sale on the Consolidated Balance Sheet as of March 31, 2018 were as follows:

In thousands	March 31, 2018
Assets
Accounts receivable, net	$15,360
Inventories, net	885
Costs/estimated earnings in excess of billings on uncompleted contracts	29,662
Other current assets	1,073
Current assets held for sale	$46,980
Property, plant and equipment, net	1,087
Intangibles, net	11,035
Other non-current assets	156
Non-current assets held for sale	$12,278
Liabilities
Accounts payable	$15,541
Accrued compensation and benefits	1,436
Deferred revenue	293
Billings in excess of costs/estimated earnings on uncompleted contracts	2,120
Other current liabilities	1,207
Current liabilities held for sale	$20,597
Other liabilities	597
Non-current liabilities held for sale	$597

Note 17: Subsequent Event

On November 11, 2018, Black Box entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGC Networks Pte Ltd., a company organized under the laws of Singapore (“Top Parent”), BBX Main Inc., a Delaware corporation and a wholly owned subsidiary of Top Parent (“Parent”), BBX Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“BBX Intermediate”), and Host Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of BBX Intermediate (“Merger Sub”, and, together with Top Parent, Parent and BBX Intermediate, the “Parent Entities” and each, a “Parent Entity”). Pursuant to the terms of the Merger Agreement, Top Parent, Parent and BBX Intermediate have agreed to cause Merger Sub to commence a tender offer to purchase any and all of the outstanding shares of common stock, par value $0.001 per share, of the Company, at a price of $1.08 per Share, net to the holder thereof, in cash, without interest thereon. The transaction is expected to close prior to the end of the calendar year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
The discussion and analysis for the three-months and six-months ended September 30, 2018 and 2017 as set forth below in this Part I, Item 2 should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of Black Box Corporation ("Black Box," the "Company," "we" or "our"), including the related notes, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended March 31, 2018 (the "Form 10-K"). References to “2Q19” mean the three-month period ended September 30, 2018 while references to "2Q18" mean the three-month period ended September 30, 2017. References to "2QYTD19" mean the six-month period ended September 30, 2018 while references to "2QYTD18" mean the six-month period ended September 30, 2017. The Company’s fiscal year ends on March 31. The fiscal quarters consist of 13 weeks and generally end on the Saturday nearest each calendar quarter end, adjusted to provide relatively equivalent business days for each fiscal quarter. The actual ending dates for the periods presented as of September 30, 2018 and 2017 were September 29, 2018 and September 30, 2017, respectively. References to "Fiscal Year" or "Fiscal" mean the Company’s fiscal year ended March 31 for the year referenced. All dollar amounts are presented in thousands except for per share amounts or unless otherwise noted.
Recent Developments

Agreement and Plan of Merger
On November 11, 2018, Black Box entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGC Networks Pte Ltd., a company organized under the laws of Singapore (“Top Parent”), BBX Main Inc., a Delaware corporation and a wholly owned subsidiary of Top Parent (“Parent”), BBX Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“BBX Intermediate”), and Host Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of BBX Intermediate (“Merger Sub”, and, together with Top Parent, Parent and BBX Intermediate, the “Parent Entities” and each, a “Parent Entity”). Pursuant to the terms of the Merger Agreement, Top Parent, Parent and BBX Intermediate have agreed to cause Merger Sub to commence a tender offer to purchase any and all of the outstanding shares of common stock, par value $0.001 per share, of the Company, at a price of $1.08 per Share, net to the holder thereof, in cash, without interest thereon.

The Black Box Board of Directors unanimously approved the merger agreement following a thorough review of the full range of available strategic, financial and capital structure alternatives, which Black Box commenced and announced on February 6, 2018. The transaction is expected to close prior to the end of the calendar year.

Sale of Federal Business
On August 27, 2018, the Company closed on its previously announced agreement to sell its Federal Government IT Services Business (the “Federal Business”) to Arlington Capital Partners, a leading private equity firm with a focus on businesses in government services and other adjacent markets, for a cash purchase price of $75.0 million. Arlington Capital Partners purchased 100% of the equity interests of the Federal Business on a debt-free, cash-free basis. The net cash proceeds from the sale of the Federal Business, after purchase price adjustments of $5.6 million, transaction fees and expenses of $3.2 million as well as $3.0 million of funds deposited into escrow for the finalization of certain closing items as well as certain indemnifications, were used to pay Bank fees, interest on bank debt and indebtedness. After fees and interest, the new $10 million LIFO senior revolving credit facility was paid first and the Term Loan was paid in full, with the remaining funds reducing the original Revolving Credit Line. The LIFO line is available for future borrowings, subject to continued compliance with the Second Amended Credit Agreement.

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

The Company's Services business generates backlog which is defined by the Company as orders and contracts considered to be firm. At September 30, 2018, the Company's total backlog, which relates primarily to Services, was $247,317, of which $173,476 is expected to be completed within the next twelve months.

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

Our platforms introduce scale, flexibility and leverage to the business, and provide the following competitive advantages:

•
A diversified client base: We have built a diversified client base that ranges from small organizations to many of the world's largest corporations and institutions. Black Box clients participate in many industries, including technology, business services, healthcare, manufacturing, banking and retail, among others. Revenues from our clients are segmented with approximately 60% from large companies (i.e., revenues greater than $1 billion, including federal governments), approximately 20% from medium-sized companies (i.e., revenues between $50 million and $1 billion, including state governments) and approximately 20% from small companies (i.e., revenues less than $50 million, including local governments). We strive to develop extensive and long-term relationships with high-quality clients as we believe that satisfied clients will demand quality services and product offerings even in economic downturns. Also, we believe that our distinctive portfolio of products and services will allow us to leverage the relationships and introduce additional offerings to satisfied clients.

•	Key relationships with leading technology partners: We have built long-term relationships with all major communications equipment manufacturers and we are a top partner with the market leaders.

•	Broad geographic footprint: We have built a global footprint with offices throughout the world.

•	Deep organic resources: We have 2,849 team members world-wide, with the collective experience and certifications to serve our clients with on-site and remote capabilities.

•	Dedicated sales force: We have a team of direct sales people world-wide.

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

2QYTD19 vs 2QYTD18 Summary

	2QYTD19	2QYTD18	% Change
Revenues	$321,152	$325,210	(1.2)%
Gross profit margin	27.9%	29.0%	(3.8)%
Operating income (loss) margin	(5.0)%	(7.3)%	n/m
Diluted earnings (loss) per share from continuing operations	$(0.99)	$(1.55)	n/m
Net cash provided by (used for) continuing operating activities	$(10,281)	$(15,938)	n/m
n/m = not meaningful
Diluted loss per share from continuing operations was $0.99, compared to $1.55 in the same period last year as a result of:

•
an $11,165 decrease in selling, general and administrative expenses which was primarily the result of $4,766 lower compensation and benefit costs, $4,579 lower costs relating to the implementation of SAP, $4,086 lower restructuring costs, $1,662 lower stock compensation expense, and $1,076 lower foreign exchange expense, all partially offset by a $5,774 increase in financial advisory costs, and

•
a $5,134 increase in the benefit for income taxes primarily due to the intraperiod tax allocation of valuation allowances between continuing and discontinued operations. These improvements were partially offset by:

•
a $4,649 decrease in gross profit as a result of a $2,002 decrease in Services gross profit due to revenue growth in lower margin International Services combined with declining revenue in higher margin North American Services along with margin compression due to higher costs, and a $2,647 decrease in Products gross profit due to declining revenue in both International Products and North American Products, and

•	a $3,697 increase in interest expense resulting from higher interest rates and higher average debt.

Net cash used for continuing operating activities was $10,281, which included net loss of $15,064 and positive cash from working capital of $2,335, compared to net cash used for continuing operating activities of $15,938, which included net loss of $23,363 and negative cash from working capital of $2,919, in the same period last year.

Results of Operations
Segments
We conduct our business globally and manage our business by geographic-service type under the following four operating segments: North America Products, North America Services, International Products and International Services. The revenues, gross profit and operating income (loss) amounts in the table below are presented on a basis consistent with GAAP.

	2Q19	2Q18	% Change	2QYTD19	2QYTD18	% Change
Revenues
North America Products	$16,845	$19,858	(15)%	$32,645	$37,121	(12)%
International Products	$15,991	$17,390	(8)%	$31,743	$33,015	(4)%
Products	$32,836	$37,248	(12)%	$64,388	$70,136	(8)%
North America Services	$116,280	$118,834	(2)%	$236,743	$240,565	(2)%
International Services	$9,542	$8,383	14%	$20,021	$14,509	38%
Services	$125,822	$127,217	(1)%	$256,764	$255,074	1%
Total Revenues	$158,658	$164,465	(4)%	$321,152	$325,210	(1)%
Gross Profit
North America Products	$7,520	$9,145	(18)%	$14,272	$16,924	(16)%
% of Revenues	44.6%	46.1%	(3)%	43.7%	45.6%	(4)%
International Products	$6,442	$6,937	(7)%	$13,024	$13,019	—%
% of Revenues	40.3%	39.9%	1%	41.0%	39.4%	4%
Products	$13,962	$16,082	(13)%	$27,296	$29,943	(9)%
% of Revenues	42.5%	43.2%	(2)%	42.4%	42.7%	(1)%
North America Services	$27,379	$31,365	(13)%	$58,491	$61,279	(5)%
% of Revenues	23.5%	26.4%	(11)%	24.7%	25.5%	(3)%
International Services	$2,024	$1,875	8%	$3,873	$3,087	25%
% of Revenues	21.2%	22.4%	(5)%	19.3%	21.3%	(9)%
Services	$29,403	$33,240	(12)%	$62,364	$64,366	(3)%
% of Revenues	23.4%	26.1%	(10)%	24.3%	25.2%	(4)%
Total Gross Profit	$43,365	$49,322	(12)%	$89,660	$94,309	(5)%
% of Revenues	27.3%	30.0%	(9)%	27.9%	29.0%	(4)%
Operating Income (Loss)
North America Products	$(500)	$1,848	n/m	$(1,768)	$374	n/m
% of Revenues	(3.0)%	9.3%	n/m	(5.4)%	1.0%	n/m
International Products	$(694)	$(361)	n/m	$(1,092)	$(4,102)	n/m
% of Revenues	(4.3)%	(2.1)%	n/m	(3.4)%	(12.4)%	n/m
Products	$(1,194)	$1,487	n/m	$(2,860)	$(3,728)	n/m
% of Revenues	(3.6)%	4.0%	n/m	(4.4)%	(5.3)%	n/m
North America Services	$(8,025)	$(8,704)	n/m	$(12,133)	$(17,956)	n/m
% of Revenues	(6.9)%	(7.3)%	n/m	(5.1)%	(7.5)%	n/m
International Services	$(205)	$(1,682)	n/m	$(945)	$(2,008)	n/m
% of Revenues	(2.1)%	(20.1)%	n/m	(4.7)%	(13.8)%	n/m
Services	$(8,230)	$(10,386)	n/m	$(13,078)	$(19,964)	n/m
% of Revenues	(6.5)%	(8.2)%	n/m	(5.1)%	(7.8)%	n/m
Total Operating Income (Loss)	$(9,424)	$(8,899)	n/m	$(15,938)	$(23,692)	n/m
% of Revenues	(5.9)%	(5.4)%	n/m	(5.0)%	(7.3)%	n/m

2Q19 vs 2Q18
Total revenues were $158,658, a decrease of 4% from $164,465 in the same period last year. Services revenues were $125,822, a decrease of 1% from $127,217 in the same period last year primarily due to an increase in International Services offset by declines in North American Services. Products revenues were $32,836, a decrease of 12% from $37,248 in the same period last year primarily due to declines in both International Products and North American Products.
Total gross profit margin was 27.3%, a decrease from 30.0% in the same period last year. Services gross profit margin was 23.4%, a decrease from 26.1% in the same period last year due to revenue growth in lower margin International Services combined with declining revenue in higher margin North American Services along with margin compression due to higher costs. Products gross profit margin was 42.5%, a decrease from 43.2% in the same period last year due to margin compression in North American Products.
Total operating loss margin was 5.9%, compared to a total operating loss margin of 5.4% in the same period last year. Services operating loss margin was 6.5%, compared to Services operating loss margin of 8.2% in the same period last year, primarily due to lower operating expenses partially offset by lower gross profit. Products operating loss margin was 3.6%, compared to Products operating loss margin of 4.0% in the same period last year, primarily due to lower operating expenses partially offset by lower gross profit as well.

2QYTD19 vs 2QYTD18
Total Revenues were $321,152, a decrease of 1% from $325,210 in the same period last year. Products Revenues were $64,388, a decrease of 8% from $70,136 in the same period last year, primarily due to decreases in both International Products and North American Products. Services Revenues were $256,764, an increase of 1% from $255,074 in the same period last year primarily due to growth in International Services partially offset by declines in North American Services.
Total Gross profit margin was 27.9%, a decrease of 4% from 29.0% in the same period last year. Products Gross profit margin was 42.4%, a decrease of 1% from 42.7% in the same period last year. This decrease was due to margin compression in North American Products. Services Gross profit margin was 24.3%, a decrease of 4% from 25.2% in the same period last year. This decrease was due to revenue growth in lower margin International Services combined with declining revenue in higher margin North American Services along with margin compression due to higher costs.
Total Operating loss margin was 5.0%, an increase compared to 7.3% in the same period last year. Products Operating loss margin was 4.4%, an improvement compared to 5.3% in the same period last year, primarily due to lower operating expenses partially offset by lower gross profit. Services Operating loss margin was 5.1%, an improvement compared to 7.8% in the same period last year, primarily due to lower operating expenses partially offset by lower gross profit as well.
Interest expense, net and Income Taxes

	2Q19	2Q18	% Change	2QYTD19	2QYTD18	% Change
Interest expense	$4,174	$1,808	131%	$6,723	$3,026	122%
% of Revenues	2.6%	1.1%	136%	2.1%	0.9%	133%
Income taxes	$(7,742)	$1,948	n/m	$(8,412)	$(3,278)	n/m
Effective income tax rate	55.6%	(18.6)%	n/m	35.8%	12.3%	191%
2Q19 vs 2Q18
Interest expense was $4,174, an increase of 131% from $1,808 in the same period last year primarily as a result of higher interest rates and higher average debt. The weighted-average outstanding debt and weighted-average interest rate was $136,593 and 7.2%, respectively, compared to $133,615 and 3.9% in the same period last year.
Benefit from income taxes was $7,742, compared to a provision for income taxes of $1,948 in the same period last year. This decrease was primarily due to valuation allowances benefit allocated to continuing operations.
2QYTD19 vs 2QYTD18

Interest expense was $6,723, an increase of 122% from $3,026 in the same period last year primarily as a result of higher interest rates and higher average debt. Interest expense as a percent of Revenues was 2.1%, compared to 0.9% in the same period last year. The weighted-average outstanding debt and weighted-average interest rate was $146,390 and 6.4%, respectively, compared to $137,054 and 3.3% in the same period last year.

Benefit from income taxes was $8,412, compared to a benefit from income taxes of $3,278 in the same period last year as a result of valuation allowances benefit allocated to continuing operations. The effective income tax rate was 35.8%, an increase compared to the effective income tax rate of 12.3% in the same period last year. The effective income tax rate increase from 12.3% to 35.8% was primarily due to valuation allowances.

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
Liquidity Position
The following is a summary of our capitalization and liquidity position.

	2Q19	4Q18 (1)	2Q18 (1)
Cash and cash equivalents	$21,943	$35,600	$30,462
Working Capital	$107,315	$108,924	$96,442
Debt	$102,158	$158,309	$129,165
Stockholders’ equity	$59,945	$50,342	$127,125
Unused commitments (2)	$10,000	$—	$37,150
Cash and Unused commitments of the Credit Agreement	$31,943	$35,600	$67,612

(1) Prior periods were adjusted to reflect the Company's continuing operations.

(2) The 4Q18 unused commitments relate to the Amended Credit Agreement. The Second Amendment established a new LIFO Facility in an amount not to exceed $10,000. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our Second Amended Credit Agreement.

The Company's liquidity (cash and cash equivalents and unused credit commitments) was $31,943 at the end of the second quarter of Fiscal 2019, compared to $35,600 at the end of Fiscal 2018. This decrease in liquidity was driven by a decline in cash on hand partially offset by the increased availability provided by the new LIFO line of credit. The Company is emphasizing margin expansion, cost reductions and working capital initiatives in order to improve profitability and to bring working capital levels in line with revenues and activity levels.

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

As part of the Company’s review of its alternatives, the Company has agreed under the Second Amended Credit Agreement to pursue the sale (the “Sale Transaction”) of its federal government IT services business (the “Federal Business”). On August 27, 2018, the Company completed the sale of the Federal Business. All net cash proceeds of the Sale Transaction were used to pay down loans outstanding under the LIFO Facility, and after, repayment of such loans, the Company’s other indebtedness under the Second Amended Credit Agreement.

The Second Amended Credit Agreement, among other things, (i) waived certain potential defaults and events of default under the Amended Credit Agreement; (ii) deferred principal and interest payments on the Company’s existing term loans and revolving loans, except the LIFO Facility, the maturity date of the LIFO Facility; provided that the aggregate amount of deferred principal and interest payments through the closing of the Sale Transaction will be due upon such closing; and (iii) modified the interest rates applicable to such outstanding loans so that interest accrues at a rate equal to: (a) for the term loan, the highest of (1) the federal funds open rate plus 0.5%, (2) the Agent’s prime rate or (3) LIBOR plus 1.0% (the “Base Rate”), in each case plus 2.5%, and (b) for the revolving loans, the Base Rate plus an amount between 0.25% and 2.0% (as determined by a leverage ratio based on the Company’s consolidated EBITDA).

The Second Amended Credit Agreement also revised the Company’s covenants under the Amended Credit Agreement to, among other things, (i) suspend the leverage ratio and fixed charge coverage ratio covenants until December 15, 2018; (ii) modify the minimum consolidated EBITDA covenant to require that the Company’s minimum consolidated EBITDA for the three fiscal month period ending on the close of each fiscal month equal or exceed (i) negative $3,000 for the fiscal months ending June 30, 2018, July 31, 2018 and August 31, 2018, and (ii) negative $3,500 for the fiscal months ending September 30, 2018 and thereafter; (iii) reduce the sub-limit for the issuance of letters of credit to $10,000; (iv) require periodic delivery of updated budgets and budget variance reports to the Agent and compliance with certain disbursement and net cash flow variance thresholds; (v) restrict the incurrence of expenses related to implementation of the ERP system; (vii) require that the net cash proceeds from certain asset sales and certain excess cash be used to prepay the Company’s obligations under the Amended Credit Agreement; and (viii) require the repatriation to the Loan Parties of cash on hand above a certain amount maintained by certain excluded foreign subsidiaries of the Loan Parties and restrict the transfer of assets by the Loan Parties (other than inventory in the course of ordinary business) to such excluded foreign subsidiaries unless accounted for in the budget. As of September 30, 2018, the Company was in compliance with all covenants under the Second Amended Credit Agreement.

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

Effectiveness of the Second Amendment was subject to certain conditions precedent, each of which were satisfied on June 29, 2018. The outstanding balance of the LIFO Facility and all accrued and unpaid interest, fees and expenses were originally due and payable on December 15, 2018 or the earlier proper termination of the LIFO Facility by the Agent following an event of default. On November 17, 2018, the maturity of the LIFO Facility was extended from December 15, 2018 until January 17, 2019, subject to certain terms and conditions.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash.

	2QYTD19	2QYTD18
Net cash provided by (used for) continuing operating activities	$(10,281)	$(15,938)
Net cash provided by (used for) continuing investing activities	$(642)	$(2,266)
Net cash provided by (used for) continuing financing activities	$(64,545)	$33,804
Net cash provided by (used for) continuing operating activities
Net cash used for continuing operating activities was $10,281, due primarily to Net loss of $15,064, inclusive of non-cash charges, and cash inflows of $5,256, $4,373 and $4,208 for All other liabilities, All other assets, and Inventories, respectively, partially offset by cash outflows of $5,789 for Costs/estimated earnings in excess of billings on uncompleted contracts, compared to net cash used for continuing operating activities of $15,938 in the same period last year, due primarily to Net loss of $23,363, inclusive of non-cash charges, and cash outflows of $8,240 and $3,248 for All other liabilities and Inventories, respectively, partially offset by cash inflows of $9,011 for Accounts receivable. Changes in the above accounts are based on average Fiscal 2019 and Fiscal 2018 exchange rates, as applicable.
Changes in working capital, and particularly changes in Accounts receivable, Costs in excess of billings and Billings in excess of cost, can have a significant impact on net cash provided by (used for) operating activities, largely due to the timing of payments and receipts.
Net cash provided by (used for) continuing investing activities
Capital expenditures
The Company made investments of $769 compared to $2,327 in the same period last year which primarily related to information technology infrastructure, computer hardware and service vehicles.
Net cash provided by (used for) continuing financing activities
Debt
The Company repaid $7,029 of short-term debt and $48,623 of long-term debt. These payments were funded by the sale of the Company’s Federal Business, which generated proceeds of approximately $66.2 million.

Common stock repurchases
The Company did not make any discretionary investments in the form of common stock repurchases in the current period nor in the same period last year. The Company withheld shares in the amount of $114, compared to $393 in the prior year, to satisfy employee income taxes due as a result of the vesting of certain restricted stock units.

Since the inception of the repurchase program beginning in April 1999 through September 30, 2018, the Company has repurchased 11,392,851 shares of common stock for an aggregate purchase price of $408,621, or an average purchase price per share of $35.87. These shares do not include the treasury shares withheld for tax payments due upon the vesting of certain restricted stock units and performance shares. Under the Second Amended Credit Agreement, the Company is no longer permitted to repurchase common stock through its repurchase program but is allowed to repurchase a limited amount of shares for tax payments related to the vesting certain restricted stock units and performance shares, as applicable. This restriction is in effect until May 9, 2021. See Note 6 of the Notes to the Consolidated Financial Statements contained in Part I of this Quarterly Report for additional information.
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
Cautionary Forward Looking Statements
Any forward-looking statements contained in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this Form 10-Q. You can identify these forward-looking statements by the fact that they use words such as "should," "anticipate," "estimate," "approximate," "expect," "target," "may," "will," "project," "intend," "plan," "believe" and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all risk factors, such risks and uncertainties may include, among others, those relating to the Merger Agreement, the Offer and the Merger included within this Form 10-Q, liquidity, compliance with bank covenants, our going concern qualification, the Company's arrangements with its vendors and subcontractors, levels of business activity and operating expenses, expenses relating to compliance requirements, cash flows, global economic and business conditions, the timing and costs of restructuring programs and other initiatives, such as our enterprise resource planning system initiatives, successful marketing of the Company's product and services offerings, successful implementation of the Company's integration initiatives and successful implementation of the Company's government contracting programs, as well as competition, changes in foreign, political and economic conditions, fluctuating foreign currencies compared to the U.S. dollar, rapid changes in technologies, client preferences, government budgetary constraints and various other matters, many of which are beyond the Company's control. Additional risk factors are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018. We can give no assurance that any goal, plan or target set forth in forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments and caution you not to unduly rely on any such forward-looking statements.

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
Interest-rate Risk
The Company’s primary interest-rate risk relates to its long-term debt obligations under the Second Amended Credit Agreement which was $101,540 as of September 30, 2018. As of September 30, 2018, an instantaneous 100 basis point increase in the interest rate of the variable rate debt would reduce the Company’s earnings in the subsequent fiscal quarter by $257 ($193 net of tax) assuming the Company employed no intervention strategies. The Company expects that its interest rates under the Second Amended Credit Agreement will be higher than previous interest rates thus increasing its exposure to interest on variable rate debt.
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

As of September 30, 2018, the Company had open foreign currency contracts in Australian dollars, Euros and Japanese yen. The open contracts have contract rates ranging from 1.39 to 1.41 Australian dollar, 0.87 to 0.87 Euro and 110.88 to 115.37 Japanese yen, all per U.S. dollar. The total open contracts had a notional amount of $2,680 and will expire within five months.

Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), for the Company. Management assessed the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2018. Based upon this assessment, Management has concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2018 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.
Risks Related to the Merger Agreement, the Offer and the Merger
On November 11, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGC Networks Pte Ltd., a company organized under the laws of Singapore (“Top Parent”), BBX Main Inc., a Delaware corporation and a wholly owned subsidiary of Top Parent (“Parent”), BBX Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“BBX Intermediate”), and Host Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of BBX Intermediate (“Merger Sub”, and, together with Top Parent, Parent and BBX Intermediate, the “Parent Entities” and each, a “Parent Entity”). Pursuant to the terms of the Merger Agreement, Top Parent, Parent and BBX Intermediate have agreed to cause Merger Sub to commence a tender offer (as it may be extended, amended or supplemented from time to time, the “Offer”) to purchase any and all of the outstanding shares of common stock, par value $0.001 per share, of the Company (the “Shares”), at a price of $1.08 per Share, net to the holder thereof, in cash, without interest thereon (such amount, the “Offer Price”).

Under the terms of the Merger Agreement, Merger Sub must commence the Offer no later than November 27, 2018. Unless the Offer is extended pursuant to and in accordance with the Merger Agreement, the Offer will expire at midnight (i.e., one minute after 11:59 pm), New York time, on the date that is 20 business days after (and including the day of) the commencement date of the Offer.

As soon as practicable (and in any event within one business day) following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”) in accordance with the General Corporation Law of the State of Delaware (the “DGCL”) and Section 251(h) thereof. Each Share that is not tendered and accepted pursuant to the Offer (other than Shares owned by BBX Intermediate, Merger Sub or the Company, or by any of their direct or indirect wholly owned subsidiaries, and Shares held by stockholders of the Company who are entitled to demand and who will have properly and validly demanded their statutory rights of appraisal in compliance in all respects with Section 262 of the DGCL) will be automatically converted into the right to receive the Offer Price at the time of the Merger, and the Company will survive the Merger as a wholly owned subsidiary of BBX Intermediate, all upon the terms and subject to the conditions set forth in the Merger Agreement.

BBX Intermediate has obtained debt financing commitments from Pathlight Capital LLC and Encina Business Credit, LLC, and Parent has obtained an equity financing commitment from Essar Telecom Limited, an entity organized under the laws of Mauritius and an affiliate of the Parent Entities, in each case to fund the transactions contemplated by the Merger Agreement and subject to certain conditions. The Offer is not subject to a financing condition.

We have identified the following risks related to the Company’s entry into the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger.

Because the Offer has not yet launched or closed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated, which could have a negative effect on the Company’s financial performance and stock price. The current market price of the Company’s common stock may reflect, among other things, the announcement and anticipated completion of the Offer and the Merger. The price of the Company’s common stock could decline if the Offer or the Merger are not consummated. The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to customary closing conditions, including, among other things, that at the expiration of the Offer a simple majority of all of the then outstanding Shares be validly tendered and not withdrawn in accordance with the terms of the Offer (the “Minimum Condition”). If the conditions set forth in the Merger Agreement are not met or waived, the Offer may not close nor will the Merger be consummated. We cannot ensure that each of the conditions to the consummation of the Offer will be satisfied.

We may also be subject to additional risks, whether or not the Offer or the Merger is completed, including:

•
our management having spent a significant amount of their time on and directed a significant portion of their efforts toward the Merger Agreement and the Offer, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to the Company;

•	costs relating to the Merger Agreement and the Offer, such as legal, financial, and accounting fees, much of which must be paid regardless of whether the Offer and the Merger are completed;

•	uncertainties relating to the Offer and the Merger may adversely affect the Company’s relationships with our employees, suppliers, customers, and other key constituencies; and

•
restrictions under the Merger Agreement that require the Company to operate its business in the ordinary course of business consistent with past practice pending consummation of the Merger and require the Company to obtain Parent’s prior written consent during the interim period between the execution of the Merger Agreement and the closing of the Merger (or the date on which the Merger Agreement is earlier terminated) to take certain actions with respect to our business and financial affairs.

Investors should not place undue reliance on the consummation of the Offer and the Merger. The realization of any of these risks may materially adversely affect the Company’s business, financial condition, results of operations and the market price of our common stock. The historical per share price of our common stock have experienced significant volatility. We cannot predict or give any assurances as to the market price of our common stock at any time before or after the completion of the Offer and the Merger.

If the Offer or the Merger are not consummated, we would expect to suffer a number of consequences that may adversely affect the Company’s business, results of operations and stock price, including, but not limited to, the following effects:

•	the market price of the Company’s common stock would likely decrease since the current market price may reflect a market assumption that the Offer and the Merger will be consummated;

•	in certain circumstances, we may be required to pay Parent a reverse termination fee or expense reimbursement, which could adversely affect the Company’s liquidity;

•
we may experience difficulties in attracting customers, securing surety bonds or obtaining financing due to changed perceptions about the Company’s competitive position, management, liquidity or other aspects of the Company’s business;

•	we may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in our agreements with the Parent Entities;

•	we may lack sufficient liquidity to continue operations for a period of time that is adequate to find a partner to engage in a similar transaction;

•	we would not benefit from the anticipated benefits of the Offer and the Merger; and

•	failure to complete the contemplated transactions may substantially limit our ability to operate the business on an ongoing basis.

As a result of the Merger Agreement and the transactions contemplated thereby, the Company’s common stock has been trading within a narrow price range, which could limit possible returns on any new investment in the Company’s common stock. Beginning with the first trading date following the announcement of the Merger Agreement, the contemplated Offer and the Merger, November 12, 2018, and continuing through the date hereof, our common stock has traded within a narrow price range: from a low closing price of [$1.05 to a high closing price of $1.12]. This constricted trading range surrounding the Offer price is typical with respect to proposed transactions such as the Offer, where the trading market may perceive that both the risk of one or more competing tender offers to be low and the likelihood of legal or regulatory impediments to the transaction to also be low. We expect that this narrow trading range is likely to continue until the closing of the Offer. Such a narrow trading range would very likely limit the returns, if any, on any investment in the Company’s common stock until the closing or abandonment of the Offer and the Merger.

The restrictions on solicitation, the termination fees and the expense reimbursement contained in the Merger Agreement may discourage other companies from trying to make a competing proposal. Following the funding by the Parent Entities of an escrow account for purposes of securing any applicable reverse termination fee, the Company is subject to certain “no shop” restrictions on its ability to solicit, initiate or facilitate proposals or discussions with third parties regarding alternative transactions and certain restrictions on the Company’s ability to respond to such proposals, except in the case of alternative refinancing transactions that might also include a limited equity component, which are exempt from such restrictions. Upon termination of the Merger Agreement under specified circumstances, including as a result of the Company’s agreement to enter into certain alternative transactions, the Company will be required to pay to Parent a termination fee of up to $2,500,000. In addition, if Parent or the Company terminates the Merger Agreement due to a failure to meet the Minimum Condition by February 8, 2019, then the Company will be required to pay to Parent an expense reimbursement amount of $1,000,000. These provisions could discourage other companies from trying to make a competing proposal even though those other companies might be willing to offer greater value to our stockholders than the Parent Entities offered or might result in other companies offering less value to our stockholders than they might otherwise have offered.

The Offer and Merger may adversely affect our relationship with our customers, suppliers and partners, and adversely affect our ability to attract and retain key employees. The Offer will be completed and the Merger consummated only if certain conditions are met; accordingly, there may be uncertainty regarding the completion of the Offer and the consummation of the Merger. This uncertainty may cause customers, suppliers and partners to delay or defer decisions concerning certain of our products, which could negatively affect the Company’s business. Customers, suppliers, lenders and partners may also seek to change existing agreements with us as a result of the proposed Offer and Merger. Any delay or deferral of those decisions or changes in existing agreements could materially impact our business, regardless of whether the Offer and Merger are ultimately completed. The completion of the Offer and the consummation of the Merger may adversely affect our relationship with our customers, suppliers, lenders and partners. Similarly, current and prospective employees may experience uncertainty about their future roles with the Company. This may adversely affect our ability to attract and retain key management, technical, sales, marketing, and operations personnel.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Second Amendment dated as of June 29, 2018 by and among Black Box Corporation, the Guarantors, the Lenders and the Agent. (1)
21.1	Subsidiaries of the Registrant (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101	Interactive Data File

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company, file number 0-18706, filed with the SEC on July 2, 2018, and incorporated herein by reference.
(2)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK BOX CORPORATION
Date: November 19, 2018
/s/ DAVID J. RUSSO
David J. Russo
Executive Vice President, Chief Financial Officer,
Treasurer and Principal Accounting Officer